Form 10KSB
period 2006-03-31
Amerasia Khan Enterprises Ltd.
filed 2006-06-29
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 333-130084

Amerasia Khan Enterprises Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	E.I.N. Number pending
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

353 West 7th Avenue Vancouver, B.C., Canada	V5Y 1M2
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 723 - 6877

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

State issuer’s revenues for its most recent fiscal year. $7,548

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. Unavailable

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
9,000,000 Common Shares as of May 31, 2006

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

PART I

Item 1. Description of Business

Business Overview

We were incorporated on April 2, 2004, under the laws of the State of Nevada. Our fiscal year end is March 31. We currently operate our business out of office space that we share with another company, located at 353 West 7th Avenue, Vancouver, B.C., Canada. Our telephone number is (604) 723-6877.

We are in the business of renting and/or selling academic regalia currently in Canada and later plan to move into the United States. We do not intend to launch an aggressive advertising campaign for our products; instead, we intend to focus on building a reputation for our products through a single distribution channel. In furtherance of this plan, on May 31, 2004, we secured a two year agreement whereby Artona Group, Inc. (“Artona Group”) will solely purchase and/or rent our products from us. Artona Group has been operating in the specialized graduation photography industry for over 20 years and owns one of the largest specialized studios in Western Canada. Artona Group is looking to expand its business into supplying graduation regalia in addition to its photography products. Artona Group engaged Amerasia to provide academic regalia and has already secured agreements with three prominent high schools located in Vancouver, British Columbia, Canada for the 2005 graduation year to use our products. Our arrangement with Artona Group is wholesale-retail in nature. We wholesale our academic products to Artona Group as rented or purchased products, and Artona Group then retails the merchandise to the end-consumer.

Our products are made in China by a company known as Chuang Yuan Garment Accessories Co., Limited (“Chuang”). We believe that we have established a good relationship with our manufacturer and believe that, absent unusual circumstances affecting the supply of materials or the demand on manufacturing time, the supply of regalia will be available according to our needs. We do not currently maintain a long-term purchase contract with our manufacturer and operate principally on a purchase order basis.

Our President and Director, Mr. Johnny Lee, works with Chuang on the design features of our academic regalia and inspects the fabrics and finished goods prior to their shipment to North America. While Mr. Johnny Lee does not have any technical or engineering experience in fabric design or quality control, his presence in China acting as a liaison between us and our manufacturer greatly ensures that at our products are made to our needs and specifications.

As of March 31, 2005, we received our first test shipment of 1,131 sets of gowns, stoles, caps and year dates from our manufacturer in China, pursuant to a purchase order agreement dated December 14, 2004. We have through Artona Group rented our products out to the three high schools in Vancouver, B.C., Canada. Revenues generated were not significant as we were testing our product in our initial year of operations. It was agreed on by both us and Artona Group that no more than three schools would be pursued for the initial year of operations (2005 graduation year). This action has been initiated to:

▪	Test the timeliness and deliverability of goods shipped from manufacturers in China.

▪	Test the viability of our products in the target market.

▪	Test our administrative procedures, delivery and recovery dealings, and cleaning of product after each use.

On June 15, 2005, we entered into an agreement to supersede the May 31, 2004 agreement, whereby Artona Group agreed to purchase and/or rent additional quantities of regalia over the next four years exclusively from us. The agreement provides for, among other things, the following:

▪	Artona Group will place an order of 1,500 regalia from us upon execution of the agreement;

▪	We agree to deliver the order of 1,500 regalia no later than March 31, 2006;

▪	All of the 1,500 gowns ordered are in black color inclusive of cap, tassel, and year date in gold for 2006;

▪	Our cost of the order is set at USD$29.50 per regalia delivered, inclusive of gown, cap, tassel and year date;

▪	Artona Group will purchase or rent no less than 6,000 units of regalia exclusively from us over the next four years. The base price will be determined at the time of order;

▪	For purposes of calculating the sharing of the rental profits, both parties agree as follows:

1.	For rental in British Columbia, both parties will share profits of 50% each after direct costs; and

2.	All other areas outside of British Columbia, 60% of profits will go to us and the remaining 40% of profits will go to Artona Group after direct costs;

▪	Artona Group will provide advisory support and assistance in identifying other similar photography studios in North America for the marketing of our products; and

▪	Both parties shall have the right to terminate the agreement upon mutual agreement.

In order to fulfill our end of the June 15, 2005 agreement with Artona Group, on December 2, 2005, we entered into a purchase order agreement with Chuang for 1,500 graduation gowns, together with caps, stoles and year dates for the Spring 2006 graduation year.

Following the reporting period, in early April 2006, Chuang executed our purchase order and we received our second shipment of graduation regalia, a portion of which was rented to Artona Group for the 2006 graduation season. In order to improve the quality of our products, we had Chuang treat our graduation regalia with “Nanoproc,” a nanotechnology treatment that provides the following benefits to the manufactured materials:

▪	Water, Oil and Liquid Repellency

▪	Wrinkle Resistance

▪	Anti-Bacteria

▪	Anti-static

▪	Odor Reduction

▪	Maintain Air Permeability

In the two shipments we received from our manufacturer, we have not encountered any major delays or problems in dealing with Artona Group, nor did we receive any negative feedback from Artona Group as to the quality of our products. This does not imply, however, that we will not face any problems in our future endeavors. If Artona Group does not continue ordering our products or if we are unable to find alternative outlets in which to introduce our products to the consuming public, our business will fail.

Future orders may proceed in like manner to that described above, or we may sell academic regalia as contemplated under the agreement. Our decision to sell the academic regalia as opposed to renting the merchandise is dependent upon Artona Group’s ability to find an end consumer and achieve a profit margin that will mutually benefit us and Artona Group.

Competition

The academic regalia industry is intensely competitive and fragmented. We compete against other small companies similar to ours, large companies that have similar business strategies, large marketing companies, and importers and distributors that sell products similar to/or competitive with ours. Examples of companies with whom we compete include Jostens, Inc., Gaspard & Sons, Traditions USA, Trim and Tassel, and Saxon Uniform Network, Inc.

Our vision is to market quality, yet affordable academic regalia. We believe that our competitive strengths consist of the detailing of the design, the quality of the regalia, and the competitive pricing we offer to our customers.

Business and Marketing Strategy

Our company will focus on developing brand recognition by marketing our products to photography studios and/or photographers that already have a strong and stable market penetration, and partnering with these businesses in order to strengthen our market hold.

In the first year of operations, we entered into an Agreement with Artona Group through which we hope to generate greater interest and product awareness. Following the pilot year of operations, we began identifying other comparable companies that possess working relationships with high schools in order to distribute our products for the upcoming graduation seasons, and to engage in distribution of our academic regalia throughout other Canadian provinces and into the US. We have been concentrating our marketing efforts in a joint effort with Artona Group and hope to establish agreements with several entities for future shipments in these areas.

We will seek new customers who have a long-standing history of reputation and service within their business community, and who we think might purchase and/or rent academic regalia as a value-added service to their existing business. Once we are established in the marketplace for service and quality, we may then decide to approach academic institutions and students directly as purchasers of regalia. Our vision is to market quality, yet affordable academic regalia.

Promotional strategies include, but are not limited to:

▪	Branding of product to directly identify and build loyalty among distributors and end users of the product;

▪	Marketing collateral development for use by customers and other parties acting as distributors of regalia;

▪	Affiliation with Canadian and US professional photography and digital associations to provide a medium for identifying potential distributors;

▪
Participation in trade shows related to the regalia, photography and digital imaging industries to provide a venue for identifying potential distributors. Research will be conducted to identify trade shows where the target markets participate directly; and

▪	Anticipated creation of a website that will promote regalia products, solicit e-commerce, supervise supply chain management and manage distributor relations.

Supply and Manufacturing Strategy

We outsource all of the manufacturing to our manufacturer, Chuang, on an order-by-order basis. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials. Chuang supplies us with all of the materials and also manufactures our academic regalia for us according to our design specifications. This has enabled us to manufacture our academic regalia without requiring a large amount of working capital. Mr. Lee inspects the fabrics and the finished goods prior to having them shipped as part of our Quality Control Program. We plan to continue to outsource most, if not all, of our production in this manner.

Research and Development

We did not incur any research and development expenditures in the fiscal years ended March 31, 2006 or 2005.

Existing and Probable Governmental Regulation

Our operations are subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement (NAFTA). We are also subject to regulation by the World Trade Organization. Generally, these international trade agreements benefit our business rather than burden it because they tend to reduce trade quotas, duties, taxes and similar impositions. However, these trade agreements may also impose restrictions that could have an adverse impact on our business by limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we might market and sell our products.

Once we market our products in the United States, labeling and advertising of our products will be subject to regulation by the Federal Trade Commission. We believe that we are in substantial compliance with these regulations.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

We currently have no full-time employees. Our officers and directors of our company serve without compensation. However, Johnny Lee, President and a director of our company has entered into a Management Services Agreement with us dated May 1, 2004. We hired Mr. Lee as a consultant/liaison, as he has local knowledge of the manufacturing industry in China, where our products are manufactured. Mr. Lee inspects the fabrics and the finished goods prior to having them shipped as part of our quality control program. Mr. Lee received a monthly consulting fee of $2,500 through the end of April 30, 2005. On May 1, 2005, we extended the management agreement with Mr. Lee for another 12 months ending April 30, 2006, but by mutual consent, the agreement has been suspended on June 29, 2005. Mr. Lee will continue to represent and work on our behalf performing the same functions as before suspension of the agreement, only without compensation until such time we have sufficient cash follow to compensate Mr. Lee.

Item 2. Description of Property

Our office is located at 353 West 7th Avenue, Vancouver, British Columbia, Canada, V5Y 1M2. We are provided approximately 300 square feet of office space by Artona Group free, without charge or any written lease agreement.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is currently no public trading market for our common stock. We are in the process of making an application for trading of our common stock on the NASD over the counter bulletin board. We can provide no assurance that our shares will be traded on the bulletin board, or if traded, that a public market will materialize.

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of he rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;(d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and; (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with; (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore,

because our common stock is subject to the penny stock rules, stockholders may have difficulty selling those securities.

None of our common stock is subject to outstanding options or rights to purchase nor do we have any securities that are convertible into our common stock. We do not presently have in effect employee stock options or benefit plans that would involve issuing additional shares of our common stock. In addition, we have no shares authorized for issuance under any equity compensation plan.

Holders of Our Common Stock

As of May 31, 2006, we had approximately 37 holders of record of our common stock with 9,000,000 shares issued and outstanding.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution

Recent Sales of Unregistered Securities

On May 24, 2004, we sold an aggregate of 2,600,000 shares of our common stock at $0.001 per share for aggregate gross proceeds of $2,600 (2,000,000 shares to a director and officer, and 600,000 shares each to two other shareholders).

On June 10, 2005, we sold and aggregate of another 2,400,000 shares of our common stock at $.001 per share in settlement of $2,400 of debt and recorded a non cash charges of $ 57,600 for management compensation to reflect the fair value of the common stock issued (2,000,000 shares to one director and officer, and 400,000 shares to the other director and officer).

Subsequently, on June 18, 2005, we further sold another 4,000,000 shares of our common stock at $0.025 per share for aggregate gross proceeds of $100,000 to 33 shareholders.

All 37 shareholders (including the 2 officers and directors) are non-U.S. person in an offshore transaction relying on the exemption from the registration requirements of the Securities Act of 1933 provided by Regulation S and/or Section 4(2) of the Securities Act.

Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Pursuant to the terms of the subscription agreements used in the May 24, 2004 and June 18, 2005 private placements, we are required to register 4,600,000 shares belonging to non-affiliates. In the subscription agreements, we agreed to use our best efforts, at our sole cost and expense, to file a registration statement with the U.S. Securities and Exchange. All sales of our stock were made in U.S. currency. No commissions or underwriting discounts were employed.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no securities authorized for issuance under any equity compensation plans.

Item 6. Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of management are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, significant restructuring activities, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Financing

There is no significant historical financial information about us upon which to base an evaluation of our performance as a corporation involved in the business of academic regalia. We are a development stage corporation and have not generated any significant revenue to date from our activities. In order to meet our long-term needs, we must raise cash from other sources or successfully generate enough revenue to stay in business. Notwithstanding, in the short-term, various shareholders have made loans to us (See Section on “Certain Relationships and Related Transactions” in this Annual Report), and we believe this infusion of capital will allow us to remain operational in the next twelve months. We also believe our cash reserves are sufficient to pay for the legal and accounting expenses of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934. Accordingly, as of the date of this Annual Report, we believe we will not be required to raise additional capital during the next twelve months.

Should our market share increase and it is economically feasible to continue operating, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. We have discussed this matter with our officers and directors, however, our officers and directors are unwilling to make any commitments to loan us any additional money if and when the need arises. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it we will either be required to suspend activities until we do raise the cash, or cease activity entirely.

Expenses

The following are expenses we estimate to incur in the next twelve months.

Expense Item	Estimated Annual Amount
Bank Charges	$120.00
Legal	18,000.00
Accounting	10,000.00
Travel Expenses	8,000.00
Office Expenses	3,600.00
Delivery/Shipping	7,000.00
Brokerage + Taxes	3,000.00
Filing Fees	300.00

Our first test shipment produced little revenue compared to our expenses. We believe that we will continue to incur operating expenses above our revenue stream in the foreseeable future. Our general operating overhead is expected to be consistent in the upcoming year, with the exception of professional fees which will increase as we fulfill our reporting requirements with the Securities and Exchange Commission. As a result of continuing losses, we may exhaust all of our resources and be unable to achieve profitability. Our accumulated deficit will continue to increase as we continue to incur losses.

We may not be able to earn profits or continue operations if we are unable to generate significant revenues from our business activities.

Employees

We do not intend to hire any employees at this time, nor do we intend to do so in the next twelve months. Aside from the Management Services Agreement established with Mr. Johnny Lee, which at this present time is suspended, our officers and directors of our company serve without compensation.

Research and Development

We do not currently have a formal research and development effort but we plan to continue to develop new products.

Financial Condition and Liquidity

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business. We incurred an accumulated net loss of $175,562 from inception to March 31, 2006. To date, we have no significant revenues.

Assets and Liabilities

Our total assets as of March 31, 2006 were $124,646, consisting of cash in the amount of $67,400, expense advances in the amount of $2,771, prepaid expenses and deposits in the amount of $35,000, and rental assets in the amount of $19,415. Our total liabilities as of March 31, 2006 were $126,151, consisting of accounts payable and accrued expenses in the amount of $8,751 and shareholder advances in the amount of $117,400.

Results of Operations for the Year Ended March 31, 2006

We have not earned significant revenues since our inception in April 2, 2004.

We incurred operating expenses in the amount of $155,886 from inception to the year ended March 31, 2006, compared to operating expenses of $45,628 for same period ended March 31, 2005. The substantial increase of $110,258 in operating expenses for the year ended March 31, 2006 was primarily attributable to legal and accounting expenditures used in connection with our public offering and application for trading of our common stock on the NASD over the counter bulletin board and non cash charges for management compensation to reflect the fair value of the common stock issued to Messrs. Johnny Lee and David Ho.

We incurred a net loss of $175,562 from inception to the year ended March 31, 2006, compared to a net loss of $47,693 for same period ended March 31, 2005. Our losses from inception to the year ended March 31, 2006 and in the same period ended March 31, 2005 are mostly attributable to operating expenses.

Liquidity and Capital Resources

We had a working capital deficit of $20,920 as of March 31, 2006. However, a large portion of our liabilities that contributes to our working capital deficient comes from shareholder advances, which are only payable upon 15 months notice. Thus, we believe current cash reserves are sufficient for the next twelve months. Nevertheless, our capital resources are limited. We currently do not, and will not, generate significant revenue from activities, and to date have relied on the sale of equity and related party loans for cash required for our activities. We have no external sources of liquidity in the form of credit lines from banks. No investment banking agreements are in place and there is no guarantee that we will be able to raise capital in the future should that become necessary. We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of May 31, 2006, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United

States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales is price is fixed or determinable and collectibility is probable. These criteria are generally met at the time the gown rental service is complete and for product sales generally at the time product is shipped. Shipping and handling costs are included in cost of good sold.

We purchase and own the rental assets consisting of gowns, caps and other miscellaneous items. The rental assets are rented to Artona Group which in-turn will rent the items to various customers. Our agreement with Artona Group sets our revenue from Artona Group rentals as a percent of Artona Group’s profits from rentals. We are to receive 50% of net profits for rentals in British Columbia and 40% of net profits for rentals outside of British Columbia. The net profit will be calculated as total rental income less any direct cost such as cleaning, labor, repairs or delivery. Artona Group will invoice and collect from their rental customers as well as pay any direct cost. If a situation should arise where direct cost exceeds rental income, we have agreed to reimburse Artona Group 100% of the overage. Artona Group will notify us of our portion or profits or cost overage upon the completion of the rental process. We will keep track of how many assets are given to Artona Group for rental as a way to track expected revenues based on estimates. We will record revenue and related cost at the time they are notified by Artona Group of there amount of profits to be received. Not until that point will the revenue or cost be fixed or determinable or reasonably collectible.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Balance Sheets as of March 31, 2006 and 2005;
F-3	Statements of Operations - Year ended March 31, 2006 and period from April 2, 2004 (Inception) to March 31, 2005 and 2006;
F-4	Statements of Stockholders’ Equity (Deficit) for period from April 2, 2004 (Inception) through March 31, 2006;
F-5	Statements of Cash Flows - Year ended March 31, 2006 and period from April 2, 2004 (Inception) to March 31, 2005 and 2006; and
F-6	Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Amerasia Khan Enterprises Ltd.
(A Development Stage Company)
Vancouver BC, Canada

We have audited the accompanying balance sheets of Amerasia Khan Enterprises Ltd. (“Amerasia”) as of March 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended March 31, 2006 and the periods from April 2, 2004 (Inception) through March 31, 2005 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerasia as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended March 31, 2006 and the periods from April 2, 2004 (Inception) through March 31, 2005 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Amerasia will continue as a going concern. As discussed in Note 2 to the financial statements, Amerasia has incurred losses from inception through March 31, 2006 totaling $175,562. Amerasia will require additional working capital to develop its business until Amerasia either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Amerasia’s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Lopez, Blevins, Bork & Associates, LLP
Houston, Texas

June 26, 2006

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2006	March 31, 2005
ASSETS

Current assets
Cash	$67,460	$60,062
Expense advances - related party	2,771	-
Prepaid expenses and deposits	35,000	-
Total current assets	105,231	60,062
Rental assets, net	19,415	23,266

TOTAL ASSETS	$124,646	$83,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$8,751	$8,956
Stockholder advances	117,400	117,400
Total current liabilities	126,151	126,356

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 50,000,000 shares authorized, 9,000,000 shares issued and outstanding	9,000	2,600
Additional paid in capital	165,057	2,065
Deficit accumulated during the development stage	(175,562)	(47,693)
Total Stockholders’ Deficit	(1,505)	(43,028)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$124,646	$83,328

See accompanying notes to financial statements.

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Year ended March 31, 2006
and period from April 2, 2004 (Inception) to March 31, 2005 and 2006

	Year ended March 31, 2006	Inception through March 31, 2005	Inception Through March 31, 2006,

Rental revenue	$7,548	$-	$7,548

Gown rental expense	(8,416)	-	(8,416)
Depreciation	(7,351)	-	(7,351)

Gross margin	(8,219)	-	(8,219)

General and administrative expenses:
Professional fees	36,519	4,201	40,720
Compensation - related party	67,600	25,000	92,600
Other general and administrative	6,139	16,427	22,566
Total general and administrative	110,258	45,628	155,886

Operating loss	(118,477)	(45,628)	(164,105)

Interest expense	(9,392)	(2,065)	(11,457)

Net loss	$(127,869)	$(47,693)	$(175,562)

Net loss per share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	7,400,000	2,600,000

See accompanying notes to financial statements.

 AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
Period from April 2, 2004 (Inception) through March 31, 2006

			Additional	Deficit accumulated during the
	Common stock		paid-in	development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash to founders	2,600,000	$2,600	$-	$-	$2,600
Imputed interest	-	-	2,065	-	2,065
Net loss for the period	-	-	-	(47,693)	(47,693)
Balance, March 31, 2005	2,600,000	2,600	2,065	(47,693)	(43,028)

Issuance of common stock for cash at $.025	4 ,000,000	4,000	96,000	-	100,000
Issuance of common stock for cash to directors at $.001 for settlement of debt and compensation	2,400,000	2,400	57,600	-	60,000
Imputed interest	-	-	9,392	-	9,392
Net loss for the period		-	-	(127,869)	(127,869)
Balance, March 31, 2006	9,000,000	$9,000	$165,057	$(175,562)	$(1,505)

See accompanying notes to financial statements.

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Year Ended March 31, 2006
and Period from April 2, 2004 ( Inception) to March 31, 2005 and 2006

	Year ended March 31, 2006	Inception through March 31, 2005	Inception through March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(127,869)	$(47,693)	$(175,562)
Adjustments to reconcile net loss to Cash used by operating activities:
Depreciation	7,351	-	7,351
Imputed interest on stockholder advances	9,392	2,065	11,457
Non-cash management compensation	57,600	-	57,600
Change in non-cash working capital items Accounts payable	2,195	8,956	11,151
Expense advances	(2,771)	-	(2,771)
Prepaid expense and deposits	(35,000)	-	(35,000)
CASH FLOWS USED IN OPERATING ACTIVITIES	(89,102)	(36,672)	(125,774)
CASH FLOWS FROM INVESTING ACTIVITY
Purchase of rental assets	(3,500)	(23,266)	(26,766)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	100,000	2,600	102,600
Proceeds from stockholder advances	-	117,400	117,400
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	100,000	120,000	220,000

NET INCREASE IN CASH	7,398	60,062	67,460
Cash, beginning of period	60,062	-	-
Cash, end of period	$67,460	$60,062	$67,460

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH TRANSACTIONS:
Issuance of stock for debt	$2,400	$-	$2,400

See accompanying notes to financial statements.

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business.

Amerasia Khan Enterprises Ltd. (“Amerasia”) was incorporated in Nevada on April 2, 2004. Amerasia is a development stage company located in Vancouver, Canada which operates as a supplier of academia regalia for use in graduation ceremony events.

Rental Assets

Amerasia purchases gowns, stoles, caps, tassels and metal year date-tags for rental to graduation ceremony events. The Company’s rental assets have been capitalized and are being depreciated over their estimated useful lives on a straight line basis over a three year period.

Cash and Cash Equivalents

For the purposes of presenting cash flows, Amerasia considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

Amerasia recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales is price is fixed or determinable and collectibility is probable. These criteria are generally met at the time the gown rental service is complete and for product sales generally at the time product is shipped. Shipping and handling costs are included in cost of good sold.

Amerasia purchased and owns rental assets consisting of gowns, caps and other miscellaneous items. The rental assets will be rented to a third party, Artona Studios Inc., who will in-turn rent the items to various customers. The agreement sets Amerasia’s revenue from these rentals as a percent of profits from the third party’s rentals. Amerasia is to receive 50% of net profits for rentals in British Columbia and 40% of net profits for rentals outside of British Columbia. The net profit will be calculated as total rental income less any direct cost such as cleaning, labor, repairs or delivery. The third party will invoice and collect from their rental customers as well as pay any direct cost. If a situation should arise where direct costs exceed rental income Amerasia has agreed to reimburse 100% of the overage. Amerasia will be notified of their portion of profits or cost overage upon the completion of the rental process. Amerasia records revenue and related cost at the time they are notified by Artona of the amount of profits to be received. Not until that point will the revenue or cost be fixed or determinable or reasonably collectible.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Amerasia does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Amerasia Khan Enterprises Ltd. has a deficit accumulated during the development stage of $175,562 as of March 31, 2006. Amerasia’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Amerasia has limited revenue and has not achieved profitable operations. Without realization of additional capital, it would be unlikely for Amerasia to continue as a going concern. Amerasia's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the development of planned operations as discussed in Note 1. Amerasia's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of operations.

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 3 - RENTAL ASSETS

Rental assets consist of the following at March 31, 2006 and 2005.

	2006	2005
Rental assets	$26,766	$-
Accumulated depreciation	(7,351)	-
	$19,415	$-

The rental assets are being depreciated on a straight-line basis over their estimated useful life of three years.

NOTE 4 - INCOME TAXES

For the period ended March 31, 2006, Amerasia has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $175,000 at March 31, 2006, and will expire in the years 2025 and 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2006
Deferred tax asset attributable to:
Net operating loss carryover	$59,000
Valuation allowance	(59,000)
Net deferred tax asset	$-

NOTE 5 - COMMON STOCK

At inception, Amerasia issued 2,600,000 shares of stock to its founding shareholders for $2,600 cash.

During the year ended March 31, 2006, Amerasia issued 4,000,000 shares of stock pursuant to Regulation S of the United States Securities Act of 1933 for $ 100,000 cash or $.025 per share.

Also during the year ended March 31, 2006, Amerasia issued to directors 2,400,000 shares of common stock at $.001 per share in settlement of $ 2,400 of debt and recorded a non cash charges of $ 57,600 for management compensation to reflect the fair value of the common stock issued.

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Shareholders of Amerasia have advances due from Amerasia of $117,400 at March 31, 2006 and 2005. The advances are non-interest bearing and are due with 15 months notice. Amerasia has imputed interest at 8% or $9,392 and $2,065 for the years ended March 31, 2006 and 2005 respectively.

Amerasia paid management and consulting fees of $10,000 and $ 25,000 to a director of the Company for the years ended March 31, 2006 and 2005 respectively.

NOTE 7 - COMMITMENTS

The company entered into a management services agreement with a director of the company whereby the company agrees to pay monthly consulting fees in the amount of $ 2,500 for the period from May 1, 2004 through April 30, 2005. The agreement was extended until April 30, 2006 but by mutual consent, the agreement was suspended on June 30, 2005. No amounts are owed under this agreement as of March 31, 2006.

NOTE 8 - MAJOR VENDORS AND CUSTOMERS

The Company currently purchases all of its rental assets from a single supplier, Chuang Yuan Garmet Accessory Co. Limited.

In addition, 100% of the Company’s revenue for the fiscal year ended March 31, 2006, was generated from Amerasia’s contract with Artona Studios Inc.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Johnny Lee, and Chief Financial Officer, Mr. David Ho. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are of limited effectiveness. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and present positions with our company.

Name	Age	Position(s) and Office(s) Held	Date First Elected or Appointed
Johnny Lee Block 4, 11A Rhythm Garden,242 Choi Hung Road, Kowloon, Hong Kong Citizenship: China	44	President, Chief Executive Officer, Director	April 2, 2004
David Ho 1409 Forbes Avenue North Vancouver, BC, Canada V7M 2Y2 Citizenship: Canada	49	Secretary, Chief Financial Officer, Director	April 2, 2004

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Johnny Lee. Mr. Lee became our President and Director on April 2, 2004. He was appointed as Chief Executive Officer on April 02, 2004. Since 1992 to the present, Mr. Lee has been the Managing Director of Nanpong (Hing Kee) Corp. Ltd. in Hong Kong. From 1988 to 1992, Mr. Lee was the Production Manager of O.K. Footwear Ltd. located in Hong Kong. In 1986, Mr. Lee obtained a B.B.A. from Simon Fraser University in Vancouver, British Columbia, Canada.

Mr. Lee was a director of Gilder Enterprises, Inc. (OTCBB: GDRE) from 2004 to 2006.

David Ho. Mr. Ho became our Secretary and Treasurer and a Director on April 2, 2004. He was appointed as Chief Financial Officer on April 02, 2004. Since 1980 to the present, Mr. Ho has been the President of Apex Travel Ltd. in Vancouver, British Columbia, Canada. From 1980 to 1999, Mr. was the General Manager of L & L Developments Inc. In 1979, Mr. Ho obtained a degree in Computer/Math from the University of Manitoba, Manitoba, Canada.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of shareholders and until his/her successor is elected and qualified.

Our executive officers are appointed by our Board of Directors (“Board”) for a one-year term to hold office until the next annual meeting of shareholders and until his/her successor is elected and qualified, or until removed by the Board.

Significant Employees

We do not currently have any significant employees aside from our directors and officers.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing Audit Committee. The entire Board of Directors performs the functions of an Audit Committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an Audit Committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures, and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending March 31, 2006, the Board:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the Board’s review and discussion of the matters above, the Board authorized inclusion of the audited financial statements for the year ended March 31, 2006 to be included in this Annual Report on Form 10-KSB and filed with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics Disclosure

As of March 31, 2006, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have begun the process of drafting a code of ethics which will be filed with the SEC upon its adoption by the board of directors.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our officers and directors for all services rendered in all capacities to us from inception in April 2, 2004 through fiscal year ended March 31, 2006.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Johnny Lee	President and Chief Executive Officer	2004 2005 2006	Nil 35,000	Nil Nil	Nil 48,000(1)	Nil Nil	Nil Nil	Nil Nil	Nil Nil

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
David Ho	Secretary, Treasurer & Chief Financial Officer	2004 2005 2006	Nil Nil	Nil Nil	Nil 9,600(1)	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)
We issued 2,000,000 shares of common stock to Mr. Johnny Lee and 400,000 shares of common stock to Mr. David Ho at $0.001 per share on June 10, 2005 in settlement of $2,400 of debt. The conversion rate of $0.001 for these issuances was the price determined by considering both the stock price at the time and the great deal of time and effort our officers and directors expended in developing our business plan and establishing the contacts necessary to progress the company thus far. We recorded a non cash charge of $48,000 to Mr. Lee and $9,600 to Mr. Ho for management compensation to reflect the fair value of the common stock issued to Messrs. Lee and Ho.

There have been no grants of stock options since inception.

Compensation to Directors

We have no formal plan for compensating our Directors for their service in their capacity as Directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our Board. Our Board may award special remuneration to any Director undertaking any special services on our behalf other than services ordinarily required of a Director.

Summary of Options Grants

Long-Term Incentive Plan - Awards in Most Recently Completed Fiscal Year

We have no long-term incentive plans in place and therefore there were no awards made under any long-term incentive plan to any executive officers during our most recently completed fiscal year. A “Long-Term Incentive Plan” is a plan under which awards are made based on performance over a period of longer than one fiscal year, other than a plan for options, SARs (Stock Appreciation Rights) or restricted share compensation.

We have not adopted a formal stock option plan to provide stock-based incentive compensation to employees, consultants, directors and other advisors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2006, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group.

Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 9,000,000 shares of common stock issued and outstanding on May 31, 2006.

Title of Class	Name and Address of Beneficial Owners of Common Stock	Amount and Nature of Beneficial Ownership	% of Common Stock
Executive Officers & Directors
Common Stock	Johnny Lee Director, President and Chief Executive Officer Block 4, 11A, Rhythm Garden 242 Choi Hung Road, Kowloon Hong Kong, China	4,000,000	44.44%
Common Stock	David Ho Director, Secretary, Treasurer, and Chief Financial Officer 1409 Forbes Avenue North Vancouver, B.C. V7M 2Y2 Canada	400,000	4.44%
Total of All Directors and Executive Officers:		4,400,000	48.89%
More than 5% Beneficial Owners:
NONE	5% SHAREHOLDERS	NONE	NONE

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

1.
Mr. Johnny Lee, an officer and director of our company, purchased 2,000,000 and another 2,000,000 of our common shares on May 24, 2004 and on June 10, 2005 at a price of $0.001 per share, respectively. The shares sold were in connection with loans that Mr. Lee had executed with us and agreed to convert the loans into shares of our company.

2.
Mr. David Ho, an officer and director of our company, purchased 400,000 of our common shares on June 10, 2005 at a price of $0.001 per share. The shares sold were in connection with a loan that Mr. Ho had executed with us and agreed to convert the loan into shares of our company.

The issuance of 2,000,000 shares to Mr. Johnny Lee and 400,000 shares to Mr. David Ho at $0.001 per share on June 10, 2005, as set forth above, were issued in settlement of $2,400 of debt. The conversion rate of $0.001 for the issuance of 2,000,000 shares to Mr. Johnny Lee and 400,000 shares to Mr. David Ho was the price determined by considering both the stock price at the time and the great deal of time and effort our officers and directors expended in developing our business plan and establishing the contacts necessary to progress the company thus far. We recorded a non cash charge of $57,600 for management compensation to reflect the fair value of the common stock issued to Messrs. Lee and Ho.

The fair market value was derived from a June 18, 2005 private offering in which 33 investors purchased our shares at a price of $0.025 per share. The determination of $0.025 per share in the June 18, 2005 offering was determined based on a number of factors, including the following: (1) subsequent to June 10, 2005, encouraging results from our initial rentals started to come in with the return of its regalia. This information can only be realized after the normal high school graduation period (from May to June of each year); (2) the Artona Group ordered an additional 1,500 regalia for the upcoming 2006 school year; (3) an agreement was signed with the Artona Group on June 15, 2005 for the minimum order of 6,000 regalia over the next 4 years; and (4) it was the price investors in the June 18, 2005 offering were willing to pay for our shares of common stock. It should be noted that there is no relationship between this price and our assets, earnings, book value or any other objective criteria of value.

None of the related parties are acting as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of the securities of the company.

We, however, have notes payable to several shareholders in the following manner:

Shareholder	Loan Amount	Date Loan Executed	Terms & Conditions
Johnny Lee	$8,000 $40,000	May 20, 2004 March 15, 2005	Unsecured, No interest; payable on demand; 15 months advance notice of repayment
Temuulen Ulziiburen	$9,700 $50,000	May 20, 2004 March 28, 2005	Unsecured, No interest; payable on demand; 15 months advance notice of repayment
Kam-Chang Hui	$9,700	May 20, 2004	Unsecured, No interest; payable on demand; 15 months advance notice of repayment

As shown above, our shareholders have advanced $117,400 in unsecured funds to the company as of March 31, 2006. The advances are non-interest bearing, payable on demand and are due within 15 months notice. (Although the advances do not bear interest, we have imputed a rate of 8% as a non-cash charge for GAAP purposes.)

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
10.1	Management Services Agreement dated May 1, 2004(1)
10.2	Extension of Management Services Agreement dated May 1, 2005(1)
10.3	Suspension of Management Services Agreement dated June 29, 2004(1)
10.4	Academic Regalia Purchase and Rental Agreement dated June 15, 2005(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Previously included as an exhibit to the registration statement filed on Form SB-2 on December 2, 2005.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed and unbilled by our auditors for professional services rendered in connection with a review of the financial statements included in our annual report on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended March 31, 2006 and March 31, 2005 were approximately $16,390 and $4,200 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended March 31, 2006, and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended March 31, 2006, and 2005 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amerasia Khan Enterprises Ltd.

By:	/s/ Johnny Lee
Johnny Lee
Title:	Chief Executive Officer, President, and Director
Date:	June 29, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Amerasia Khan Enterprises Ltd.

By:	/s/ David Ho
David Ho
Title:	Chief Financial Officer, Secretary , Treasurer and Director
Date:	June 29, 2006