Form 10QSB
period 2006-06-30
Amerasia Khan Enterprises Ltd.
filed 2006-08-14
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________ to __________

Commission File Number: 333-130084

Amerasia Khan Enterprises Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	E.I.N. Number pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

353 West 7th Avenue Vancouver, BC V5Y 1M2
(Address of principal executive offices)

(604) 723-6877
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,000,000 common shares as of May 31, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of June 30, 2006;
F-2	Statements of Operations for the three and six months ended June 30, 2006 and 2005;
F-3	Statements of Cash Flows for the six months ended June 30, 2006 and 2005;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	June 30, 2006	March 31, 2006
ASSETS	(unaudited)

Current assets
Cash	$55,710	$67,460
Accounts receivable	3,656	-
Expenses advances-related party	2,771	2,771
Prepaid expenses and deposits	-	35,000
Total current assets	62,137	105,231
Rental assets, net	49,268	19,415

TOTAL ASSETS	$111,405	$124,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$18,186	$8,751
Stockholder advances	117,400	117,400
Total current liabilities	135,586	126,151

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 50,000,000 shares authorized, 9,000,000 shares issued and outstanding	9,000	9,000
Additional paid in capital	167,405	165,057
Deficit accumulated during the development stage	(200,586)	(175,562)
Total Stockholders’ Deficit	(24,181)	(1,505)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$111,405	$124,646

See accompanying notes to financial statements.

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
Three Months Ended June 30, 2006 and 2005
and Period From April 2, 2004 (Inception) through June 30, 2006
(Unaudited)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Period from April 2, 2004 (Inception) through June 30, 2006

Rental revenue	$7,773	$7,548	$15,321

Gown rental expense	(4,118)	(8,416)	(12,534)
Depreciation	(5,147)	(743)	(12,498)

Gross margin	(1,492)	(1,611)	(9,711)

General and administrative expenses:
Professional fees	20,203	11,000	60,923
Compensation	-	67,600	92,600
Other general and administrative	981	5,286	23,547
Total General and Administrative	21,184	83,886	177,070

Operating loss	(22,676)	(85,497)	(186,781)

Interest expense	(2,348)	(2,348)	(13,805)

Net loss	$(25,024)	$(87,845)	(200,586)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	9,000,000	2,600,000

See accompanying notes to financial statements.

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2006 and 2005
and Period From April 2, 2004 (Inception) through June 30, 2006
(Unaudited)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Inception through June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,024)	$(87,845)	$(200,586)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	5,147	743	12,498
Non-cash management compensation	-	57,600	57,600
Imputed interest on stockholder advances	2,348	2,348	13,805
Change in non-cash working capital items Accounts payable	9,435	(2,637)	20,586
Expense advances-related party	-		(2,771)
Prepaid expenses and deposits	35,000		-
Accounts receivable	(3,656)	(8,084)	(3,656)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES	23,250	(37,875)	(102,524)
CASH FLOWS FROM INVESTING ACTIVITY
Purchase of rental assets	(35,000)	(3,500)	(61,766)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	100,000	102,600
Stockholder advances	-	-	117,400
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	100,000	220,000

NET INCREASE (DECREASE) IN CASH	(11,750)	58,625	55,710
Cash, beginning of period	67,460	60,062	-
Cash, end of period	$55,710	$118,687	$55,710

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH TRANSACTIONS:
Issuance of stock for debt	$-	$2,400	$2,400
Issuance of stock for compensation	$-	$57,600	$57,600

See accompanying notes to financial statements.

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Amerasia Khan Enterprises Ltd. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year March 31, 2006 as reported in Form 10KSB, have been omitted.

NOTE 2 - GOING CONCERN

Amerasia Khan Enterprises Ltd. has a deficit accumulated during the development stage of $200,586 as of June 30, 2006. Amerasia’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Amerasia has limited revenue and has not achieved profitable operations. Without realization of additional capital, it would be unlikely for Amerasia to continue as a going concern. Amerasia's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the development of planned operations. Amerasia's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of operations.

NOTE 3 - RENTAL ASSETS

Rental assets consist of the following at June 30, 2006 and March 31, 2006.

	June 30, 2006	March 31, 2006
Rental assets	$61,766	$26,766
Accumulated depreciation	(12,498)	(7,351)
	$49,268	$19,415

The rental assets are being depreciated on a straight-line basis over their estimated useful life of three years.

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

Shareholders of Amerasia have advances due from Amerasia of $117,400 at June 30, 2006. The advances are non-interest bearing and are due with 15 months notice. Amerasia has imputed interest at 8% or $2,348 (2005-$2,348) for the period ended June 30, 2006.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Business Overview

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

In early April 2006, we received our second shipment of graduation regalia from Chuang, a portion of which was rented to Artona Group for the 2006 graduation season. In order to improve the quality of our products, we had Chuang treat our graduation regalia with “Nanoproc,” a nanotechnology treatment that provides the following benefits to the manufactured materials:

•	Water, Oil and Liquid Repellency
•	Wrinkle Resistance
•	Anti-Bacteria
•	Anti-static
•	Odor Reduction
•	Maintain Air Permeability

 In the two shipments we have received from our manufacturer, we have not encountered any major delays or problems in dealing with Artona Group, nor did we receive any negative feedback from Artona Group as to the quality of our products. This does not imply, however, that we will not face any problems in our future endeavors. If Artona Group does not continue ordering our products or if we are unable to find alternative outlets in which to introduce our products to the consuming public, our business will fail.

 Future orders may proceed in like manner to that described above, or we may sell academic regalia as contemplated under the agreement. Our decision to sell the academic regalia as opposed to renting the merchandise is dependent upon Artona Group’s ability to find an end consumer and achieve a profit margin that will mutually benefit us and Artona Group.

Our Marketing Strategy For The Next 12 Months

 Our company will focus on developing brand recognition by marketing our products to photography studios and/or photographers that already have a strong and stable market penetration, and partnering with these businesses in order to strengthen our market hold.

In the first year of operations, we entered into an Agreement with Artona Group through which we hope to generate greater interest and product awareness. Following the pilot year of operations, we began identifying other comparable companies that possess working relationships with high schools in order to distribute our products for the upcoming graduation seasons, and to engage in distribution of our academic regalia throughout other Canadian provinces and into the US. We have been concentrating our marketing efforts in a joint effort with Artona Group and hope to establish agreements with several entities for future shipments in these areas. In furtherance of this design, we have been in discussions with the following photography companies, although we have not established any additional contracts to date:

•	Tom Wensel, Huntington Photography, Huntington, Texas
•	Stan Fejnas, Josephs Photography, New Jersey and Missouri
•	Hal Wagner, Wagner Photography, St. Louis, Missouri
•	Elizabeth Hockmeyer, Hockmeyer Studios, Boston, Massachusetts
•	Lance Kimura, House of Photography, Honolulu, Hawaii
•	Brad Kramer, Grads Photography, Phoenix, Arizona
•	Donnie Rubenack, Donette Studios, Bellingham, Washington
•	John Stickney, Boyd Anderson Studios, Santee, California

We plan to seek these and other customers who have a long-standing history of reputation and service within their business community, and who we think might purchase and/or rent academic regalia as a value-added service to their existing business. Once we are established in the marketplace for service and quality, we may then decide to approach academic institutions and students directly as purchasers of regalia. Our vision is to market quality, yet affordable academic regalia.

Promotional strategies include, but are not limited to:

•	Branding of product to directly identify and build loyalty among distributors and end users of the product;
•	Marketing collateral development for use by customers and other parties acting as distributors of regalia;
•	Affiliation with Canadian and US professional photography and digital associations to provide a medium for identifying potential distributors;
•
Participation in trade shows related to the regalia, photography and digital imaging industries to provide a venue for identifying potential distributors. Research will be conducted to identify trade shows where the target markets participate directly; and

•	Anticipated creation of a website that will promote regalia products, solicit e-commerce, supervise supply chain management and manage distributor relations.

Financing, Liquidity and Capital Resources

There is no historical financial information about us upon which to base an evaluation of our performance as a corporation involved in the business of academic regalia. We are a development stage corporation and have not generated any significant revenue to date from our activities. In order to meet our long-term needs, we must raise cash from other sources or successfully generate enough revenue to stay in business. Notwithstanding, in the short-term, various shareholders have made loans to us, and we believe this infusion of capital will allow us to remain operational in the next twelve months. We had a working capital deficit of $73,449 as of June 30, 2006. However, a large portion of the liabilities that contribute to our working capital deficient comes from the shareholder loans, which are only payable upon 15 months notice. Thus, we believe current cash reserves are sufficient for the next twelve months. We also believe our cash reserves are sufficient to pay for the legal and accounting expenses of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934. Accordingly, we believe we will not be required to raise additional capital during the next twelve months.

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

Results of Operations for the three months ended June 30, 2006 and 2005

We have not earned significant revenues since our inception in April 2, 2004.

We incurred operating expenses in the amount of $21,184 for the three months ended June 30, 2006, compared to operating expenses of $83,886 for same period ended June 30, 2005.

We incurred a net loss of $25,024 for the three months ended June 30, 2006, compared with a net loss of $87,845 for same period ended June 30, 2005. Our losses for the three months ended June 30, 2006 and in the same period ended June 30, 2005 are mostly attributable to operating expenses.

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

Going Concern

We have incurred a net loss of $200,586 for the period from inception on April 2, 2004 to June 30, 2006. We have limited revenue and have not achieved profitable operations. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the development of planned operations. Our ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of operations.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

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

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Johnny Lee, and our Chief Financial Officer, Mr. David Ho. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2006.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On April 12, 2006, by written consent given pursuant to Nev. Rev. Stat. 78.320(2), a majority of the shareholders entitled to vote elected Johnny Lee and David Ho to serve as the Directors for the company.

On April 12, 2006, by unanimous written consent given pursuant to Nev. Rev. Stat. 78.315(2), the Board of Directors appointed Johnny Lee to serve as President and CEO and elected David Ho to serve as Secretary and Treasurer of the company.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amerasia Khan Enterprises Ltd.

Date:	August 14, 2006

By: /s/ Johnny Lee Mr. Johnny Lee Title: Chief Executive Officer and Director