Form 10QSB
period 2006-09-30
Amerasia Khan Enterprises Ltd.
filed 2006-11-14
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-130084

Amerasia Khan Enterprises Ltd.
(Exact name of small business issuer as specified in its charter)

Nevada	E.I.N. Number Pending
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

353 West 7th Avenue , Vancouver, British Columbia, Canada V5Y 1M2
(Address of principal executive offices)

604-723-6877
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,000,000 common shares as of September 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Balance Sheet as of September 30, 2006
F-2	Unaudited Statements of Operations for the three and six months ended September 30, 2006 and 2005 and period from April 2, 2004 (Inception) through September 30, 2006
F-3	Unaudited Statements of Cash Flows for the six months ended September 30, 2006 and 2005 and period from April 2, 2004 (Inception) through September 30, 2006
F-4	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2006	March 31, 2006
	(unaudited)
ASSETS
Current assets
Cash	$35,828	$67,460
Accounts receivable, net	3,656	-
Expense advances-related party	2,771	2,771
Prepaid expenses and deposits	-	35,000
Total current assets	42,255	105,231
Rental assets, net	44,121	19,415

TOTAL ASSETS	$86,376	$124,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$6,773	$8,751
Stockholder advances	117,400	117,400
Total current liabilities	124,173	126,151

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 50,000,000 shares authorized, 9,000,000 shares issued and outstanding	9,000	9,000
Additional paid in capital	169,753	165,057
Deficit accumulated during the development stage	(216,550)	(175,562)
Total Stockholders’ Deficit	(37,797)	(1,505)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$86,376	$124,646

See accompanying notes to financial statements.

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2006 and 2005
and Period From April 2, 2004 (Inception) through September 30, 2006
(Unaudited)

	Three months ended September 30, 2006		Three months ended September 30, 2005		Six months ended September 30, 2006	Six months ended September 30, 2005	Inception through September 30, 2006

Rental revenue	$	---	$	---	$7,773	$7,548	$15,321

Gown rental expense		-		-	(4,118)	(8,416)	(12,534)
Depreciation		(5,147)		(2,229)	(10,294)	(2,972)	(17,645)

Gross margin		(5,147)		(2,229)	(6,639)	(3,840)	(14,858)

General and administrative expenses:
Professional fees		7,440		3,200	27,643	14,200	68,363
Compensation		-		-	-	67,600	92,600
Other general and administrative		1,029		-	2,010	5,286	24,576
Total General and Administrative		8,469		3,200	29,653	87,086	185,539

Operating loss		(13,616)		(5,429)	(36,292)	(90,926)	(200,397)
Interest expense		(2,348)		(2,348)	(4,696)	(4,696)	(16,153)

Net loss		$(15,964)		$(7,7770)	$(40,988)	$(95,622)	$(216,550)

Net loss per share:
Basic and diluted		$(0.00)		$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted		9,000,000		9,000,000	9,000,000	6,866,666

See accompanying notes to financial statements.

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended September 30, 2006 and 2005
and Period From April 2, 2004 (Inception) through September 30, 2006
(Unaudited)

	Six months ended September 30, 2006	Six months ended September 30, 2005	Inception through September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,988)	$(95,622)	$(216,550)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	10,294	2,972	17,645
Non-cash management compensation	-	57 ,600	57,600
Imputed interest on stockholder advances	4,696	4,696	16,153
Change in non-cash working capital items
Accounts receivable	(3,656)	-	(3,656)
Expense advances-related party	-		(2,771)
Prepaid expenses and deposits	-	(10,000)	-
Accounts payable	(1,978)	(636)	9,173
CASH FLOWS USED IN OPERATING ACTIVITIES	(31,632)	(40,990)	(122,406)
CASH FLOWS FROM INVESTING ACTIVIES
Purchase of rental assets	-	(3,500)	(61,766)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	100,000	102,600
Stockholder advances	-	-	117,400
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	100,000	220,000

NET INCREASE (DECREASE) IN CASH	(31,632)	55,510	35,828
Cash, beginning of period	67,460	60,062	-
Cash, end of period	$35,828	$115,572	$35,828

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH TRANSACTIONS:
Issuance of stock for debt	$-	$2,400	$2,400
Issuance of stock for compensation	$-	$57,600	$57,600
Application of deposit to fixed assets	$35,000	$-	$-

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

NOTE 2 - GOING CONCERN

Amerasia Khan Enterprises Ltd. has a deficit accumulated during the development stage of $216,550 as of September 30, 2006. Amerasia’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Amerasia has limited revenue and has not achieved profitable operations. Without realization of additional capital, it would be unlikely for Amerasia to continue as a going concern. Amerasia's management plans on generating cash from public or private debt or equity financing, on an as needed basis, and in the longer term from operating revenues. Amerasia's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations.

NOTE 3 - RENTAL ASSETS

Rental assets consist of the following at September 30, 2006 and March 31, 2006.

	September, 2006	March 31 2006

Rental assets	$61,766	$26,766
Accumulated depreciation	(17,645)	(7,351)
	$44,121	$19,415

The rental assets are being depreciated on a straight-line basis over their estimated useful life of three years. Depreciation expense for the six months ended September 30, 2006 and 2005 was $10,294 and $2,972, respectively.

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

Shareholders of Amerasia have advances due from Amerasia of $117,400 at September 30, 2006. The advances are non-interest bearing and are due 15 months after receiving notice. As of September 30, 2006 notice has not been given. Amerasia has imputed interest at 8% or $4,696 and $2,348 (2005-$4,696 and $2,348) for the six and three month periods ended September 30, 2006.

Item 2.     Plan of Operation

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

On June 15, 2005, we entered into an extension and modification of our agreement with Artona Group under which Artona Group has agreed to purchase or rent at least 6,000 units of academic regalia from us over the next four years.

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

In the first year of operations, we entered into an Agreement with Artona Group through which we hope to generate greater interest and product awareness. Following the pilot year of operations, we began identifying other comparable companies that possess working relationships with high schools in order to distribute our products for the upcoming graduation seasons, and to engage in distribution of our academic regalia throughout other Canadian provinces and into the US. We have been concentrating our marketing efforts in a joint effort with Artona Group and hope to establish agreements with several entities for future shipments in these areas. In furtherance of this design, we have been in discussions with the following photography companies and have shown them our product line. We have not established any additional contracts to date, but we expect to engage in additional discussions as the graduation season draws closer:

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

Financing, Liquidity and Capital Resources

There is no historical financial information about us upon which to base an evaluation of our performance as a corporation involved in the business of academic regalia. We are a development stage corporation and have not generated any significant revenue to date from our activities. In order to meet our long-term needs, we must raise cash from other sources or successfully generate enough revenue to stay in business. Notwithstanding, in the short-term, various shareholders have made loans to us, and we believe this infusion of capital will allow us to remain operational in the next twelve months. We had a working capital deficit of $81,918 as of September 30, 2006. However, a large portion of the liabilities that contribute to our working capital deficient comes from the shareholder loans, which are payable with 15 months notice. Thus, we believe current cash reserves are sufficient for the next twelve months. We also believe our cash reserves are sufficient to pay for the legal and accounting expenses of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934. Accordingly, we believe we will not be required to raise additional capital during the next twelve months.

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

Results of Operations for the three and six months ended September 30, 2006 and 2005

We have not earned significant revenues since our inception in April 2, 2004.

We incurred operating losses in the amount of $13,616 for the three months ended September 30, 2006, compared to operating losses of $5,429 for same period ended September 30, 2005.

We incurred operating losses in the amount of $36,292 for the six months ended September 30, 2006, compared to operating losses of $90,926 for same period ended September 30, 2005.

We incurred a net loss of $15,964 for the three months ended September 30, 2006, compared with a net loss of $7,777 for same period ended September 30, 2005. We incurred a net loss of $40,988 for the six months ended September 30, 2006, compared with a net loss of $95,622 for same period ended September 30, 2005. Our losses for the three and six months ended September 30, 2006 and 2005 are mostly attributable to operating expenses.

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

Going Concern

We have incurred a net loss of $216,550 for the period from inception on April 2, 2004 to September 30, 2006. We have limited revenue and have not achieved profitable operations. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the development of planned operations. Our ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of operations.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Johnny Lee, and our Chief Financial Officer, Mr. David Ho. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2006.

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

Amerasia Khan Enterprises Ltd.

Date:	November 14, 2006

By: /s/ Johnny Lee Johnny Lee Title: Chief Executive Officer and Director