Form 10QSB
period 2006-12-31
Amerasia Khan Enterprises Ltd.
filed 2007-02-14
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,000,000 common shares as of December 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EXPLANATORY NOTE

UNLESS SPECIFICALLY NOTED OTHERWISE, THE INFORMATION AND DISCUSSIONS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB REFLECT THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF AMERASIA KHAN ENTERPRISES, INC. (“AMERASIA”) FOR THE PERIOD ENDED DECEMBER 31, 2006. SUBSEQUENT TO THE REPORTING PERIOD, ON FEBRUARY 8, 2007, AMERASIA COMPLETED A MERGER BETWEEN ITS WHOLLY OWNED SUBSIDIARY, SZC ACQUISITION, INC., A NEVADA CORPORATION, AND SHIELDZONE CORPORATION, A UTAH CORPORATION, AS DESCRIBED IN OUR CURRENT REPORT ON FORM 8-K FILED WITH THE COMMISSION ON FEBRUARY 9, 2007. SUCH REPORT ALSO INCLUDES A CURRENT DESCRIPTION OF OUR BUSINESS. AS A RESULT OF THE MERGER TRANSACTION, AMERASIA BECAME THE HOLDER OF ALL OF THE ISSUED AND OUTSTANDING SHARES OF CAPITAL STOCK IN SHIELDZONE, RESULTING IN A PARENT / SUBSIDIARY RELATIONSHIP BETWEEN AMERASIA AND SHIELDZONE. EACH SHARE OF SHIELDZONE COMMON STOCK ISSUED AND OUSTANDING IMMEDIATELY PRIOR TO THE CLOSING OF THE MERGER WAS EXCHANGED FOR THE RIGHT TO RECEIVE ONE SHARE OF AMERASIA’S COMMON STOCK. IN CONNECTION WITH THE MERGER, CERTAIN CONVERTIBLE NOTES, ISSUED BY SHIELDZONE IN THE AGGREGATE PRINCIPAL AMOUNT OF $250,000, WERE CONVERTED BY AMERASIA AT AN EXERCISE PRICE OF $0.35 INTO 714,286 SHARES OF AMERASIA’S COMMON STOCK.

IN CONNECTION WITH THE MERGER, WE ENTERED INTO A SALE, ASSIGNMENT, AND ASSUMPTION AGREEMENT (THE “SPINOUT AGREEMENT”) WITH MR. JOHNNY LEE. UNDER THE SPINOUT AGREEMENT, WE SOLD MR. LEE ALL OF OUR ASSETS AND HE ASSUMED ALL OF OUR LIABILITIES. UPON COMPLETION OF THE MERGER AND THE RELATED SPINOUT AGREEMENT, THE BUSINESS OF SHIELDZONE BECAME OUR ONLY BUSINESS.

AS A RESULT OF THE MERGER, OUR FISCAL YEAR END HAS CHANGED FROM MARCH 31 TO DECEMBER 31. WE WILL THEREFORE FILE A SEPARATE ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDING DECEMBER 31, 2006 RELATING TO SHIELDZONE’S FINANCIAL CONDITION AND RESULTS OF OPERATIONS PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Balance Sheet as of December 31, 2006
F-2	Unaudited Statements of Operations for the three and nine months ended December 31, 2006 and 2005 and period from April 2, 2004 (Inception) through December 31, 2006
F-3	Unaudited Statements of Cash Flows for the nine months ended December 31, 2006 and 2005 and period from April 2, 2004 (Inception) through December 31, 2006
F-4	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2006	March 31, 2006
ASSETS	(unaudited)

Current assets
Cash	$2,387	$67,460
Accounts receivable, net	3,656	-
Expense advances-related party	30,000	2,771
Prepaid expenses and deposits	-	35,000
Total current assets	36,043	105,231
Rental assets, net	38,974	19,415

TOTAL ASSETS	$75,017	$124,646

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$11,245	$8,751
Stockholder advances	117,400	117,400
Total current liabilities	128,645	126,151

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 50,000,000 shares authorized, 9,000,000 shares issued and outstanding	9,000	9,000
Additional paid in capital	172,101	165,057
Deficit accumulated during the development stage	(234,729)	(175,562)
Total Stockholders’ Deficit	(53,628)	(1,505)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$75,017	$124,646

See accompanying notes to financial statements.

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended December 31, 2006 and 2005
and Period From April 2, 2004 (Inception) through December 31, 2006
(Unaudited)

		Three months ended December 31, 2006		Three months ended December 31, 2005	Nine months ended December 31, 2006	Nine months ended December 31, 2005	Inception through December 31, 2006

Rental revenue	$	---	$	---	$7,773	$7,548--	$15,321

Gown rental expense		-		-	(4,118)	(8,416)	(12,534)
Depreciation		(5,147)		(2,229)	(15,441)	(5,201)	(22,792)

Gross margin (loss)		(5,147)		(2,229)	(11,786)	(6,069)	(20,005)

General and administrative expenses:
Professional fees		8,389		9,220	36,032	21,420	76,752
Compensation		-		-	-	67,600	92,600
Other general and administrative		2,295		68	4,305	5,354	26,871
Total General and Administrative		10,684		9,288	40,337	94,374	196,223

Operating loss		(15,831)		(11,517)	(52,123)	(100,443)	(216,228)
Interest expense		(2,348)		(2,348)	(7,044)	(7,044)	(18,501)

Net loss		$(18,179)		$(13,865)	$(59,167)	$(107,487)	$(234,729)

Net loss per share:
Basic and diluted		$(0.00)		$(0.00)	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted		9,000,000		9,000,000	9,000,000	6,866,666

See accompanying notes to financial statements

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended December 31, 2006 and 2005
and Period From April 2, 2004 (Inception) through December 31, 2006
(Unaudited)

	Nine months ended December 31, 2006	Nine months ended December 31, 2005	Inception through December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,167)	$(107,487)	$(234,729)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	15,441	5,201	22,792
Non-cash management compensation	-	57 ,600	57,600
Imputed interest on stockholder advances	7,044	7,044	18,501
Change in non-cash working capital items
Accounts receivable	(3,656)	-	(3,656)
Expense advances-related party	(27,229)		-
Prepaid expenses and deposits	-	(15,000)	(30,000)
Accounts payable	2,494	(2,870)	13,645
CASH FLOWS USED IN OPERATING ACTIVITIES	(65,073)	(55,512)	(155,847)
CASH FLOWS USED IN INVESTING ACTIVIES
Purchase of rental assets		(3,500)	(61,766)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	100,000	102,600
Proceeds from stockholder advances	-	-	117,400
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	100,000	220,000

NET INCREASE (DECREASE) IN CASH	(65,073)	40,988	2,387
Cash, beginning of period	67,460	60,062	-
Cash, end of period	$2,387	$101,050	$2,387

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH TRANSACTIONS:
Issuance of stock for debt	$-	$2,400	$2,400
Issuance of stock for compensation	$-	$57,600	$57,600
Application of deposit to fixed assets	$35,000	$-	$-

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

NOTE 2 - GOING CONCERN

Amerasia Khan Enterprises Ltd. has a deficit accumulated during the development stage of $234,729 as of December 31, 2006. Amerasia’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Amerasia has limited revenue and has not achieved profitable operations. Without realization of additional capital, it would be unlikely for Amerasia to continue as a going concern. Amerasia's management plans on generating cash from public or private debt or equity financing, on an as needed basis, and in the longer term from operating revenues. Amerasia's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations.

NOTE 3 - RENTAL ASSETS

Rental assets consist of the following at December 31, 2006 and March 31, 2006.

	December, 2006		March 31 2006
	(unaudited)

Rental assets	$61,766	$	$ 26,766
Accumulated depreciation	(22,792)		(7,351)
	$$38,974		$19,415

The rental assets are being depreciated on a straight-line basis over their estimated useful life of three years. Depreciation expense for the nine months ended December 31, 2006 and 2005 was $15,441 and $5,201, respectively.

AMERASIA KHAN ENTERPRISES LTD.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

Shareholders of Amerasia have advances due from Amerasia of $117,400 at December 31, 2006. The advances are non-interest bearing and are due 15 months after receiving notice. As of December 31, 2006 notice has not been given. Amerasia has imputed interest at 8% or $7,044 and $2,348 (2005-$7,044 and $2,348) for the nine and three month periods ended December 31, 2006.

NOTE 5- SUBSEQUENT EVENT

Subsequent to the reporting period, the Company entered into negotiations regarding a merger with ShieldZone Corp., a private Utah corporation. On January 31, 2007, Amerasia formed a wholly-owned subsidiary, SZC Acquisition Corp., a Nevada corporation, for the purposes of participating in the contemplated merger. Currently, the Company is in advanced negotiations on an Agreement and Plan of Merger (the “Merger Agreement”) by and between Amerasia and the wholly owned subsidiary, SZC Acquisition Corp., a Nevada corporation (“Subsidiary”) on the one hand, and the shareholders of ShieldZone Corporation, a Utah corporation (“ShieldZone”) on the other hand. Pursuant to the contemplated Merger Agreement, Amerasia Khan Ltd. will acquire all of the outstanding shares of ShieldZone and ShieldZone will merge with Subsidiary, with ShieldZone surviving the merger. Immediately subsequent to the Subsidiary merger with ShieldZone, ShieldZone contemplates merging into Amerasia Khan Ltd. (the “Merger”). Upon completion of the Merger, Amerasia Khan, Ltd. will undertake the operations of ShieldZone.

Upon successful completion of the merger, a director of Amerasia has agreed to purchase all the assets currently held by Amerasia and to assume the liabilities of the Company for $10.

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

Plan of Operations for Amerasia Khan Enterprises, Ltd. as of December 31, 2006

As of December 31, 2006, we were in the business of renting and/or selling academic regalia currently in Canada and later plan to move into the United States. We did not intend to launch an aggressive advertising campaign for our products; instead, we intended to focus on building a reputation for our products through a single distribution channel.

In furtherance of this plan, on May 31, 2004, we secured a two year agreement whereby Artona Group, Inc. (“Artona Group”) would solely purchase and/or rent our products from us. Artona Group had been operating in the specialized graduation photography industry for over 20 years and owns one of the largest specialized studios in Western Canada. Artona Group is looking to expand its business into supplying graduation regalia in addition to its photography products. Our arrangement with Artona Group was wholesale-retail in nature. We wholesaled our academic products to Artona Group as rented or purchased products, and Artona Group then retailed the merchandise to the end-consumer.

On June 15, 2005, we entered into an extension and modification of our agreement with Artona Group under which Artona Group agreed to purchase or rent at least 6,000 units of academic regalia from us over the next four years.

Our products were made in China by a company known as Chuang Yuan Garment Accessories Co., Limited (“Chuang”). We believed that we had established a good relationship with our manufacturer and believed that, absent unusual circumstances affecting the supply of materials or the demand on manufacturing time, the supply of regalia would be available according to our needs. We did not maintain a long-term purchase contract with our manufacturer and operated principally on a purchase order basis.

Our President and Director, Mr. Johnny Lee, worked with Chuang on the design features of our academic regalia and inspects the fabrics and finished goods prior to their shipment to North America. While Mr. Johnny Lee did not have any technical or engineering experience in fabric design or quality control, his presence in China acting as a liaison between us and our manufacturer ensured that at our products were made to our needs and specifications.

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

In the two shipments we have received from our manufacturer, we did not encountered any major delays or problems in dealing with Artona Group, nor did we receive any negative feedback from Artona Group as to the quality of our products.

As of December 31, 2006 our company’s marketing plan was to focus on developing brand recognition by marketing our products to photography studios and/or photographers that already have a strong and stable market penetration, and partnering with these businesses in order to strengthen our market hold.

In the first year of our operations, we entered into an Agreement with Artona Group through which we hoped to generate greater interest and product awareness. Following the pilot year of operations, we began identifying other comparable companies that possess working relationships with high schools in order to distribute our products for the upcoming graduation seasons, and to engage in distribution of our academic regalia throughout other Canadian provinces and into the US. We had been concentrating our marketing efforts in a joint effort with Artona Group and hope to establish agreements with several entities for future shipments in these areas. In furtherance of this design, were in discussions with several photography companies and had shown them our product line.

We planned to seek customers who had a long-standing history of reputation and service within their business community, and who we thought might purchase and/or rent academic regalia as a value-added service to their existing business. Once were established in the marketplace for service and quality, our plan was to approach academic institutions and students directly as purchasers of regalia. Our vision was to market quality, yet affordable academic regalia.

Promotional strategies included, but were not limited to:

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

Financing, Liquidity and Capital Resources as of December 31, 2006

There was no historical financial information about us upon which to base an evaluation of our performance as a corporation involved in the business of academic regalia. We were a development stage corporation and did not generate any significant revenue from our activities. In order to meet our long-term needs, we had to raise cash from other sources or successfully generate enough revenue to stay in business. Notwithstanding, in the short-term, various shareholders made loans to us, and we believe this infusion of capital would have allowed us to remain operational in the next twelve months. We had a working capital deficit of $92,602.00 as of December 31, 2006. However, a large portion of the liabilities that contributed to our working capital deficient came from the shareholder loans, which were payable with 15 months notice. Thus, we believed current cash reserves were sufficient for the next twelve months. We also believed our cash reserves are sufficient to pay for the legal and accounting expenses of complying with our obligations as a reporting issuer under the Securities Exchange Act of 1934. Accordingly, we believed we would not be required to raise additional capital during the next twelve months.

We did not, generate significant revenue from activities, and had to rely on the sale of equity and related party loans for cash required for our activities. We had no external sources of liquidity in the form of credit lines from banks. No investment banking agreements were in place and there was no guarantee that we would have been able to raise capital in the future. We did not attain profitable operations and were dependent upon obtaining financing to complete our business plan. For these reasons, our auditors stated in their report that they had substantial doubt about our ability to continue as a going concern.

Employees

As of December 31, 2006 we did not intend to hire any employees, nor did we intend to do so in the next twelve months. Aside from the Management Services Agreement established with Mr. Johnny Lee, which was suspended, the officers and directors of our company served without compensation.

Research and Development

As of December 31, 2006, we did not have a formal research and development effort.

As of February 8, 2007, our plan of operation changed. Our current plan of operation is described in our current report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2007.

Results of Operations for the three and nine months ended December 31, 2006 and 2005

We did not earned significant revenues since our inception in April 2, 2004 through December 31, 2006.

We incurred operating losses in the amount of $15,831.00 for the three months ended December 31, 2006, compared to operating losses of $11,517 for same period ended December 31, 2005.

We incurred operating losses in the amount of $52,123.00 for the nine months ended December 31, 2006, compared to operating losses of $100,443 for same period ended December 31, 2005.

We incurred a net loss of $18,179.00 for the three months ended December 31, 2006, compared with a net loss of $13,865 for same period ended December 31, 2005. We incurred a net loss of $59,167.00 for the nine months ended December 31, 2006, compared with a net loss of $107,487 for same period ended December 31, 2005. Our losses for the three and nine months ended December 31, 2006 and 2005 are mostly attributable to operating expenses.

Off Balance Sheet Arrangements

As of December 31, 2006, there were no off balance sheet arrangements.

Going Concern

We have incurred a net loss of $234,729.00 for the period from inception on April 2, 2004 to December 31, 2006. We had limited revenue and did not achieve profitable operations. Without realization of additional capital, it would have been unlikely for us to continue as a going concern. Our management planned on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the development of planned operations. Our ability to continue as a going concern was dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of operations.

Critical Accounting Policies as of December 31, 2006

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Johnny Lee, and our Chief Financial Officer, Mr. David Ho. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2006.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2006.

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

Amerasia Khan Enterprises Ltd.

Date:	February 14, 2007

By: /s/ Robert G. Pedersen, II
Robert G. Pedersen, II Title: Chief Executive Officer and Director