Form 10KSB
period 2006-12-31
Zagg INC
filed 2007-03-27
CIK 1296205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 000-52211

ZAGG INCORPORATED

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-2559624 (I.R.S. Employer Identification No.)

3855 South 500 West, Suite J, Salt Lake City, Utah (Address of principal executive offices)	84115 (Zip Code)

Issuer’s telephone number   (801)263-0699

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share

Title of each class Common Stock, $0.001 par value per share	Name of each exchange on which registered None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filings response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The issuer’s revenues for the fiscal year ended December 31, 2006 were $2,777,036.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) None.

Explanatory Note: There is no public market for Issuer’s common stock. Issuer’s common stock is not listed, traded or quoted on any national or regional stock exchange, market or quotation system as of the date hereof.

Number of Shares outstanding as of March 18, 2007 was 15,021,142

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

ZAGG INCORPORATED

Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2006

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Summary

The Company custom-designs, markets and sells a form of protective covering for consumer electronic and hand held devices. The Company’s key product “invisibleSHIELD”™ is made from a protective, film-like covering that was developed originally to protect the leading edges of rotary blades of military helicopters. The Company determined that this same material could be configured to fit onto the surface of electronic devices and marketed to consumers for use in protecting such devices from everyday wear and tear including scratches, scrapes, debris and other surface blemishes. The film also permits touch sensitivity, meaning it can be used on devices that have a touch-screen interface. The invisibleSHIELD material is highly reliable and durable since it was originally developed for use in a high friction, high velocity, aerospace context. The material provides long lasting protection for the surface of electronic devices subject to normal wear and tear. The material is a form of polyurethane substance, akin to a very thin, pliable, flexible and durable clear plastic that adheres to the surface and shape of the object it is applied to.

The invisibleSHIELD has been deployed by the Company in over 700 designs to accommodate the specific size and shape of specific electronic devices. Current applications include: iPods®, laptops, cell phones (from dozens of manufacturers), PDAs, watch faces, gaming devices, digital cameras, and many more items. The product is “cut” to fit specific devices and packaged together with a moisture activating spray called “SHIELDspray”™ which makes the invisibleSHIELD adhere to the surface of the device literally “like a second skin” virtually invisible to the eye. Unlike bulky or flashy sleeves or cases, the invisibleSHIELD is not readily visible to the eye, and the feel of it is not intrusive to the touch. It does not hide the design or features of the device. Rather, it literally “coats” the device with a protective layer that is clear, touch-penetrable, and completely unobtrusive to the look and feel of the device. The invisibleSHIELD is not ornamental, but rather provides a long lasting barrier to preserve the brand new look of the surface of an electronic device.

Design and Packaging

The Company designs and cuts the invisibleSHIELD product for application on hundreds of specific electronic devices. The Company acquires raw materials from third party sources that are delivered to the Company’s facilities and assembled for packaging. In addition, the Company out-sources high volume precision-cutting of the materials, which the Company considers to be more cost effective. The Company then packages the configured materials together with an installation kit, consisting of SHIELDspray™, a moisture adhesive-activating solution, a squeegee, and instructions for application on specific electronic devices. On average, the Company processes and ships over 15,000 finished packages per month.

The Company has a patent pending on the process of wrapping an entire gadget body in a transparent, durable and semi-permanent film. The Company also custom designs each cut-out for the film and currently has unique designs for nearly 700 devices. The cut-out designs are developed internally and owned exclusively by the Company. The Company does not own the base materials, but believes that its relationship with the distributor of the material is on excellent terms and anticipates no interruption in the Company’s ability to acquire the materials and produce products.

Market for Products

The portable electronic device market, notably handheld devices, is continuing to see advancements in performance and functionality in existing models. Furthermore, the market is expanding as evidenced by new product developments in portable electronic devices. Correspondingly, the aesthetics of such devices is increasingly important to the extent that buyers are considering the look and feel of such devices, as much as performance, in making their purchasing decisions.

As a result, an industry and significant market has emerged in protecting portable electronic devices, notably the “high end” devices - both in terms of price, and design/functionality. Consumers are seeking ways to protect the device from wear and tear and damage, but not impede the look, feel, or functionality of the device.

The Company, directly and through its distributors and retail sellers, sells the invisibleSHIELD to consumers of electronic household and hand-held devices. The Company sells a significant amount of product for use on Apple’s “iPod” devices. The invisibleSHIELD covers and protects the iPod without detracting in any manner from the look and feel of the device or its functionality. The Company anticipates, but cannot assure, that its product will be equally popular for use with the pending “iPhone” device - since that device also has a “touch-screen” interface and the invisibleSHIELD permits touch sensitivity between the user and the device.

The Company, to date, has not partnered with any manufacturers of electronic devices to bundle the Company’s products with such devices on initial sale, or to include as part of the device, the application of the Company’s products. In the future, the Company may seek such an arrangement but has not entered into negotiations for such an arrangement as yet.

Market Segments

With over 700 invisibleSHIELD products/product configurations available, the Company has a protective covering for all major market segments of handheld electronic devices, including: iPods, other brand MP3 players, PDAs, cell phones, laptops, GPS devices, watch faces, and similar devices and surfaces. The Company intends to continue to configure the invisibleSHIELD product for use in newly developed consumer devices. Unlike manufacturers of competing device cases that need months to design and manufacture customized accessories for new devices, the invisibleSHIELD can be quickly configured and packaged for new devices as they enter the consumer marketplace, making the invisibleSHIELD available for purchase ahead of competing accessories for new electronic devices.

One of the fastest growing market segments for the Company is the iPod consumer. Most often, iPod buyers are drawn to the device by its elegant design, as well as its easy-to-use functionality. However, everyday use often mars the iPod's finish, screen and other areas that receive wear and tear. Traditional protective products are bulky and detract from an iPod's elegance by covering it up. Other common protectors either do not offer enough protection -- such as leaving the iPod's function buttons uncovered -- or they are not durable enough to properly protect the device. However, an invisibleSHIELD covering is exactly that-- invisible-- meaning it does not cover up the design, form or functionality of the iPod.

As sales of electronics continue to grow, sales of the Company’s complimentary products are anticipated to grow, as well. The four largest areas of the Company’ market opportunities relate to sales of iPods, cellular telephones, digital cameras and gaming systems. According to industry sources, over 39,500,000 iPods were sold in Apple Corporation’s most recent fiscal year, and over 21,000,000 were sold in the first quarter of its subsequent fiscal year. Over one billion cell phones were sold worldwide in 2006. Over 26,000,000 units of digital cameras were sold in 2005. Sony’s PSP sold over 20,000,000 units as of August 2006 and Nintendo’s DS Lite sold over 21,000,000 units during the same period. Zagg is positioned to serve all of these markets with its after-market invisibleSHIELD products.

Other Electronic Products and Accessories

In addition to the invisibleSHIELD, the Company also acts as a reseller of consumer electronics and related accessories which it believes its invisibleSHIELD customers would purchase and vice versa. Such products include: cell phones, digital cameras, GPS devices, MP3 players, PDAs, satellite radios, heart rate monitors and other small, predominately held-held devices. The Company also sells accessories for many of these products. Such resale items are sold via the Company’s website and in retail locations.

In connection with the invisibleSHIELD, the Company re-sells a product known as “Applesauce.” Applesauce is a buffing and polishing compound that can be used to remove scrapes or scratches and restore a “new” look to the surface of the iPod. After application, the invisibleSHIELD can be applied to preserve the restoration of the finish.

Marketing and Distribution

The Company sells its products directly on its website, through distributors, through kiosk vendors in shopping malls and retail centers, and through electronics retailers. The Company’s products are available for sale world wide via the Company’s website. Currently the Company advertises its products on the internet and at point of sale at retail locations. The Company also advertises its products on television currently on local networks. The Company intends to expand its advertising by implementing a broader television advertising strategy over the course of 2007. The Company is also seeking to create strategic partnerships with makers of iPod and electronic accessories.

Website Sales

The Company sells its products worldwide directly to consumers on its website. For the year ended December 31, 2006, the Company sold approximately $1.8 million of product on its website, or approximately 63% of its overall sales for 2006.

Mall Vendors

The Company sells its invisibleSHIELD products to kiosk vendors in shopping malls and retail centers. The Company enters into agreements with such vendors who purchase the products and resell them to consumers. For the year ended December 31, 2006, the Company sold approximately $332,000 of product to kiosk vendors, or approximately 12% of its overall sales for 2006. The third party kiosk vendors are required to enter into a standard license and resale agreement with the Company.

Electronics Retailers

The Company sells its invisibleSHIELD products to electronics retailers and out of its storefront maintained in its headquarters, predominately independently owned retailers of Apple products and accessories. We estimate there are over 300 such independent Apple resellers worldwide and we currently have agreements with approximately 70, predominately in the United States. The Company also sells its invisibleSHIELD products to university bookstores and small independently owned consumer electronics stores. For the year ended December 31, 2006, the Company sold approximately $503,000 of product to specialty retailers, or approximately 18% of its overall sales for 2006. The electronics retailers are required to enter into a standard reseller agreement with the Company.

The Company also generated revenue from shipping charges to customers. For the year ended December 31, 2006, the Company generated approximately $243,000 from shipping charges.

Distributors

The Company utilizes multiple distributors to market and place its products for sale in the United States and abroad. The Company has a distributorship agreement with ENVIOUS, a United Kingdom company, for the marketing, distribution and sale of the Company’s products throughout the United Kingdom. This agreement is not exclusive. The agreement was entered into in January 2007 and has a one year term.

The Company has an exclusive distribution agreement for the marketing and sale of its products in Japan with CareFit USA. The Agreement provides that CareFit will establish up to twenty retail sales locations in Japan. CareFit will be compensated based on actual revenues derived from retail locations established by CareFit. To date, no revenues have been generated from sales in Japan under this Agreement and no retail locations have been established in Japan. The Agreement was entered into on October 3, 2006 and has a six month renewable term.

The Company is continuously negotiating for new distribution relationships in the United States and abroad to increase the marketing and sale of its products in retail locations.

Company Organization

The Company’s operations are divided and organized as follows: marketing and sales, which includes the development and maintenance of the Company’s website, customer service, production, distribution and shipping, art and graphics, product design, and general and administration functions.

Competitors

The Company’s chief competitors are companies that develop, market and sell protective devices for consumer electronics. The market for sales to consumers for “after market” accessories for electronic devices is very competitive. The Company is not aware of any person who sells a product with specifications similar to the invisibleSHIELD although there are competitors who attempt to mimic the Company’s products. There are numerous companies that sell protective devices for cell phones, iPods, MP3 players, laptop and computer screens and similar devices, none of which have specifications similar to the Company’s products. Rather such products tend to be larger, bulkier, heavier, ornamental and visually distracting and cover the design and features of the device, rather than enhance its design. While the Company competes with such persons for sales to consumers generally, the Company does not consider such other products per se to be competitive to the invisibleSHIELD.

Warranties

The Company offers a lifetime guaranty of the durability of its invisibleSHIELD products. If the invisibleSHIELD is ever scratched or damaged (in the course of normal use), a customer simply needs to send back the old product and Zagg Incorporated will replace it for free. To date only a nominal amount of the Company’s invisibleSHIELDS sold have been returned under the warranty program.

Intellectual Property Rights

Patents

The Company has filed a patent application for a Protective Covering for Electronic Device with the United States Patent and Trademark Office. The patent relates to the field of protective coverings and systems and methods for covering such devices with thin films. This includes both partial coverings and full coverings. The Patent Application will not be published until the Patent is issued.

Trademarks

The Company has filed the following Trademark Applications with the United States Patent and Trademark Office:

INVISIBLE SHIELD filed on February 1, 2007, Serial Number 77096911.

Invisible Shield (with stylized logo image) filed on June 9, 2006, Serial Number 78905019.

The Company also claims common law trademark rights in the following marks: “ShieldZone,” “Shieldspray,” “Pay Once Protect Forever,” “Invisible Invincible,” “Protect Your Digital Life,” “Ultimate Scratch Protection” and “Zagg.”

Government Regulations

Our operations are subject to various federal, state and local employee workplace protection regulations including OSHA. We believe that compliance with federal, state and local environmental protection regulations will not have a material adverse effect on our capital expenditures, earnings and competitive and financial position. Although we believe that our worker and employee safety procedures are adequate and in compliance with law, we cannot completely eliminate the risk of injury to our employees, or that we may occasionally, unintentionally, be out of compliance with application law. In such event we could be liable for damages or fines or both.

Employees

We have 31 full-time employees and 4 part time employees including our management team. We have 7 employees in sales and marketing including our website, 5 in general and administration, 11 in production, 2 in technology support, 3 in graphic design, and 7 customer service agents. No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes.

Corporate History

The Company was incorporated on March 24, 2005. The Company was formed under the original name “Protective Solutions, Inc.” and subsequently changed its name to “ShieldZone Corporation.” The Company maintains its corporate offices and operational facility at 3855 South 500 West, Suites B and J, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699. The Company’s website addresses are www.ShieldZone.com, www.InvisibleShield.com and www.zagg.com. The Company changed its name to Zagg Incorporated in connection with the Merger (described below).

On February 8, 2007, Amerasia Khan Enterprises Ltd. a Nevada corporation(“AKE”), a publicly held entity, executed an Agreement and Plan of Merger (the “Merger Agreement”) by and between AKE and its wholly owned subsidiary, SZC Acquisition Corp., a Nevada corporation (“Subsidiary”) on the one hand and ShieldZone Corporation, a Utah corporation on the other hand. Pursuant to the Merger Agreement ShieldZone merged with the Subsidiary, with ShieldZone Corporation surviving the merger (the “Merger”). In consideration, the shareholders of ShieldZone received 10,175,000 shares of the common stock of AKE.

Following the Merger, ShieldZone was reincorporated in Nevada as a subsidiary of AKE. On March 7, 2007, ShieldZone was merged up and into AKE. At that time AKE changed its name to Zagg Incorporated, and the operations of the surviving entity are solely that of ShieldZone. As a result of these transactions, the historical financial statements of Zagg Incorporated are the historical financial statements of ShieldZone. The fiscal year end of the Company is December 31.

ITEM 2.	DESCRIPTION OF PROPERTY

Real Property

Our principal executive offices and manufacturing facilities are currently located in a 8,300 square foot space located at 3855 South 500 West, Suites B and J, Salt Lake City, Utah 84115. We have a lease for Suite B with a term expiring on October 31, 2007 at a monthly rental rate of $2,076. We have a lease for Suite J with a term expiring on June 30, 2009 at a monthly rental rate of $1,992.The Company believes these facilities are adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not presently party to any legal proceedings.

Risk Factors

An investment in the common stock involves a high degree of risk. In addition to the other information in this report, the following risk factors should be considered carefully in evaluating the Company and its business. This Report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “plan,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should review carefully various risks and uncertainties identified in this report, including the matters set below and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

RISKS OF THE BUSINESS

The markets for our products are subject to continuing change that may impair our ability to successfully sell our products. The markets for our products are volatile and subject to continuing change. Consumer tastes and demands can be unpredictable. We must continuously adjust our marketing strategy to address the changing state of the markets for our products, we may not be able to anticipate changes in the market and, as a result, our product strategies may be unsuccessful.

We are dependent on a third party source to acquire sufficient quantities of raw materials to produce our products. We acquire substantially all of our raw materials that we use in our products from one distributor. While we believe our relationship with that distributor is excellent, and we foresee no interruption in our ability to obtain raw materials from such distributor, we might in the future need to find other sources or attempt to manufacture the raw materials, or a material substantially similar to them, ourselves. We believe we could obtain the raw materials from other sources, or obtain substantially similar raw materials, or even produce similar materials ourselves. We also keep an inventory of raw materials on hand which could support our operations even if our sources were interrupted. However any unexpected interruption in our acquisition of the raw materials and the production of our products could harm our results of operations and our revenues.

We are dependent for our success on one key executive officer. Our inability to retain this officer would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team including Mr. Robert G. Pedersen II. We do not have an employment agreement with Mr. Pedersen. We do not have employment agreements with any other members of our senior management team. Each of those individuals without long-term employment agreements may voluntarily terminate his employment with the Company at any time upon short notice. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although we intend to issue stock options or other equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

We are also dependent for our success on our ability to attract and retain sales and marketing personnel and other skilled management. Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. Failure to attract and retain necessary technical personnel, sales and marketing personnel and skilled management could adversely affect our business. If we fail to attract, train and retain sufficient numbers of these highly qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected.

We experience seasonal and quarterly fluctuations in demand for our products. Our quarterly results may fluctuate quarter to quarter as a result of market acceptance of our products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, the timing of inventory write downs, the cost of materials, the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors. We are also affected by seasonal buying cycles of consumers, such as the holiday season, and the introduction of popular consumer electronics, such as a new generation of the iPod. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

We do not own significant proprietary intellectual property rights to protect out products of business. We do not own proprietary rights with respect to the film we use in our products. We have a patent pending with respect to the covering of electronic devices with thin films. In addition, we own and keep confidential the design configurations of the film and the process to cut the film which are our copyrights. We seek to protect our intellectual property rights through confidentiality agreements with our employees, consultants and partners. However, no assurance can be given that such measures will be sufficient to protect our intellectual property rights or that the intellectual property rights that we have are sufficient to protect other persons from creating and marketing substantially similar products. If we cannot protect our rights, we may lose our competitive advantage. Moreover, if it is determined that our products infringe on the intellectual property rights of third parties, we may be prevented from marketing our products.

We have no committed source of additional capital. For the foreseeable future, we intend to fund our operations and capital expenditures from operations and our cash on hand. If our capital resources are insufficient, we may need additional funds to continue our operations, pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. We cannot assure you that at such time as we need funds that alternative financing arrangements will be available in amounts or on terms acceptable to us, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our current products, license new products or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business and the value of our common stock. If we choose to raise additional funds through the issuance of equity securities, this may cause significant dilution of our common stock, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

We may incur debt in the future. In order to fund operations, we may issue debt instruments which will have a senior claim on our assets in the event of a sale of assets. Future debt service may cause strain on cash flow and impair business operations.

We may issue shares of common stock which would be dilutive to your holdings. From time to time we may issue shares of common stock in connection with equity financing activities or as incentives to our officers and business partners. We may expand the number of shares available under stock incentive and option plans, or create new plans. All issuances of common stock would be dilutive to your holdings in the Company. If your holdings are diluted, the overall value of your shares may be diminished and your ability to influence shareholder voting will also be harmed.

Our business could be harmed if we fail to maintain proper inventory levels. We produce our products prior to the time we receive customers’ orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. However, we may be unable to sell the products we have produced in advance. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate demand for our products or if we fail to produce the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact distributor relationships, and diminish brand loyalty.

We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed. Our market is highly competitive with numerous competitors. Some of our competitors have greater financial, technological, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to compete more effectively on the basis of price and production and more quickly develop new products and technologies. They may also have more fully developed sales channels for consumer sales including large retail seller arrangements and international distribution capabilities. In addition, new companies may enter the markets in which we compete, further increasing competition in the laser industry. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common shares.

We may not be able to effectively manage our growth. We intend to grow our business by expanding our sales, administrative and marketing organizations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

o	expand our systems effectively or efficiently or in a timely manner;
o	allocate our human resources optimally;
o	meet our capital needs;
o	identify and hire qualified employees or retain valued employees; or
o	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.

If our competitors misappropriate our proprietary know-how and trade secrets, it could have a material adverse affect on our business. We depend heavily on the expertise of our production team. If any of our competitors copies or otherwise gains access to similar products independently, we might not be able to compete as effectively. The measures we take to protect our designs may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.

If our facilities were to experience catastrophic loss, our operations would be seriously harmed. Our facilities could be subject to a catastrophic loss from fire, flood, earthquake or terrorist activity. All of our activities, including manufacturing, our corporate headquarters and other critical business operations are in one location. Any catastrophic loss at this facility could disrupt our operations, delay production, and revenue and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, we cannot assure you that our existing insurance coverage will be adequate against all other possible losses.

New rules, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock. We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on the board of directors. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC. Further, certain of these recent and proposed changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business could be adversely affected.

Our internal controls over financial reporting may not be effective, and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business. We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, must incur additional expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting. We have not evaluated our internal controls over financial reporting in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which may initially apply to us as of December 31, 2007 and December 31, 2008, respectively. Our lack of familiarity with Section 404 may unduly divert management’s time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

Economic, political, military or other events in the United States could interfere with our success or operations and harm our business. We market and sell our products and services in the United States and abroad. The September 11, 2001 terrorist attacks disrupted commerce throughout the United States and other parts of the world. The continued threat of similar attacks throughout the world and the military action, or possible military action, taken by the United States and other nations, in Iraq or other countries may cause significant disruption to commerce throughout the world. To the extent that such disruptions further slow the global economy or, more particularly, result in delays or cancellations of purchase orders for our products or extends the sales cycles with potential customers, our business and results of operations could be materially adversely affected. We are unable to predict whether the threat of new attacks or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have a long-term material adverse effect on our business, results of operations or financial condition.

MARKET RISKS

Our common stock may be thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. Our shares do not trade on the OTCBB and we have no trading symbol. We have applied to have our securities quoted on the OTCBB, however we cannot guarantee that our securities will be quoted in the near term, if at all. As such, there is currently no public market for our securities and one may not develop. Absent a public market, you may be unable to sell your shares of common stock at as you need to, or at a price you desire.

The number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days, weeks, months, or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares. As long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

The market price for our common stock may be particularly volatile given our status as a relatively unknown company with a small and thinly traded public float and lack of history as a public company which could lead to wide fluctuations in our share price. The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price could continue to be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our shares of common stock may be sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our shares of common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Many of these factors will be beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time.

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

o	quarterly variations in our revenues and operating expenses;
o	announcements of new products or services by us;
o	fluctuations in interest rates;
o	significant sales of our common stock, including “short” sales;
o	the operating and stock price performance of other companies that investors may deem comparable to us; and
o	news reports relating to trends in our markets or general economic conditions.

The stock market, in general, and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against a director. Our articles of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our articles of incorporation and bylaws may provide for mandatory indemnification of directors and officers to the fullest extent permitted by governing state law.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends. We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, investors must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize their investment.

Our Chief Executive Officer and Directors, and one other shareholder, own or control at least 51% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in shareholders receiving a premium over the market price for our shares. We estimate that approximately 51% of our outstanding shares of common stock is owned and controlled by our Chief Executive Officer and directors and one other stockholder. Such concentrated control of the Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Accordingly, the existing principal stockholders together with our directors and executive officers will have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares, you may have no effective voice in the management of the Company.

Future sales of our equity securities could put downward selling pressure on our securities, and adversely affect the stock price. There is a risk that this downward pressure may make it impossible for an investor to sell his securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during this reporting period.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

At this time there is no public trading market for our common stock. Our common stock is not listed or quoted on any national or regional stock market or quotation system. As of March 18, 2007, we have a total of 15,021,142 shares of our common stock outstanding. We have filed an application to have our common stock listed on the Over the Counter Bulletin Board, but the application has not yet been approved.

We have outstanding warrants that were issued as a fee in conjunction with a private offering of our common stock. These warrants, if exercised, would permit shareholders to purchase an additional 52,500 shares of our common stock. These warrants may be exercised until March 18, 2012, at which time they will expire if not exercised. The price for each share of common stock purchased in accordance with the warrants is $0.35.

The Company currently does not have any outstanding stock options, a stock option plan or an incentive plan; however, the Board of Directors has reserved 725,000 shares of common stock for use in such a plan to be established after the filing of this Report.

Transfer Agent

Our transfer agent is Empire Stock Transfer Inc., 2470 St. Rose Pkwy, Suite 304, Henderson, Nevada, 89074. Telephone 702-818-5898.

Holders

We currently have 56 record holders of our common stock.

Dividends

We have not paid any cash dividends and we currently intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements, and such other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

We have reserved 725,000 shares of our common stock for use under an equity compensation plan. However, no plan has been adopted or approved by the Board of Directors as of the date of this Report. However, we intend to adopt such a plan during fiscal 2007.

Recent Sales of Unregistered Securities

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933 (the “Act”), during the last three years. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

On July 7, 2006, ShieldZone issued and sold 39,604 shares of common stock to an accredited investor, for $75,000. The shares of common stock were subject to various stock splits after the issuance, and immediately prior to the Merger Agreement represented 100,000 shares of common stock of ShieldZone. The shares were issued pursuant to an exemption from registration provided by Rule 506 of Regulation D, as they were issued without any form of general solicitation or general advertising and the purchaser qualified as an accredited investor and accepted the shares for his personal account and not with a view towards distribution.

In November 2006, the Company issued a Convertible Note (the “Note”), with an affiliate of the Company’s Chief Executive Officer in the original principal amount of $100,000. The Note is convertible at the holder's option any time up to maturity at a conversion price equal to $0.35 per common share. The Note is due on May 15, 2007, bears interest at 20% per year and is unsecured. Such interest is payable at maturity. The common shares underlying the Note have piggy back registration rights. The Note was issued pursuant to an exemption from registration provided by Rule 506 of Regulation D, as it was issued without any form of general solicitation or general advertising and the purchaser qualified as an accredited investor and accepted the Note and underlying shares for its personal account and not with a view towards distribution.

On December 27, 2006, ShieldZone issued a Secured Convertible Promissory Note in the principal amount of $250,000 to an accredited investor. The Note is convertible into shares of the Company’s common stock at a conversion price per share of $0.35. The Note was issued pursuant to an exemption from registration provided by Rule 506 of Regulation D, as it was issued without any form of general solicitation or general advertising and the purchaser qualified as an accredited investor and accepted the Note and underlying shares for its personal account and not with a view towards distribution. The holders of the note converted the outstanding principal balance into 714,286 shares of the Company’s common stock on February 8, 2007.

On February 8, 2007, the Company issued and sold 785,856 shares of Common Stock to accredited investors. The shares were sold at a price per share of $0.35. These shares have piggy back registration rights. The shares were issued pursuant to an exemption form registration provided by Rule 506 of Regulation D, as they were issued without any form of general solicitation or general advertising and the purchases qualified as accredited investors and accepted the shares for their personal accounts and not with a view towards distribution.

On February 8, 2007, the Company and Amerasia Khan Enterprises Ltd. a Nevada corporation (“AKE”) (nka Zagg Incorporated), a publicly held entity, executed an Agreement and Plan of Merger (the “Merger Agreement”) by and between AKE and its wholly owned subsidiary, SZC Acquisition Corp., a Nevada corporation (“Subsidiary”) on the one hand and ShieldZone Corporation, a Utah corporation on the other hand. Pursuant to the Merger Agreement ShieldZone merged with the Subsidiary, with ShieldZone Corporation surviving the merger (the “Merger”). In consideration, the shareholders of ShieldZone were issued 10,175,000 shares of the common stock of AKE. The issuance of the shares in connection with the Merger was made pursuant to an exemption form registration provided by Rule 506 of Regulation D, as they were issued without any form of general solicitation or general advertising and the purchasers qualified as accredited investors and accepted the shares for their personal accounts and not with a view towards distribution.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Statements included in this management’s discussion and analysis of financial condition and results of operations, and in future filings by the company with the securities and exchange commission, in the company’s press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are “forward-looking statements” and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the company’s actual results and could cause the company’s actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to the company and (ii) lack or resources to maintain the company’s good standing status and requisite filings with the securities and exchange commission. The foregoing list should not be construed as exhaustive and the company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this annual report.

Overview

The following discussion of the financial condition and results of operation of Zagg Incorporated should be read in conjunction with the financial statements and the notes to those statements included in this Annual Report on Form 10-KSB. This discussion includes forward-looking statements that involve risk and uncertainties. As a result of many factors, such as those set forth under “Risk Factors”, actual results may differ materially from those anticipated in the forward-looking statements.

On February 8, 2007, Amerasia Khan Enterprises Ltd. (“AKE”) a Nevada corporation (the “Registrant”) (nka Zagg Incorporated) executed an Agreement and Plan of Merger (the “Merger Agreement”) by and between the Registrant and its wholly owned subsidiary, SZC Acquisition, Inc., a Nevada corporation (“Subsidiary”) on the one hand and ShieldZone Corporation, a Utah corporation (“ShieldZone” or “Target”) on the other hand. Pursuant to the Merger Agreement, ShieldZone merged with Subsidiary, with ShieldZone surviving the merger and Subsidiary ceasing to exist (the “Merger”).

Following the Merger, ShieldZone was reincorporated in Nevada as a subsidiary of AKE. On March 7, 2007, ShieldZone was merged up and into AKE. At that time AKE changed its name to Zagg Incorporated, and the operations of the surviving entity (Zagg Incorporated) are solely that of ShieldZone. As a result of these transactions, the historical financial statements of Zagg Incorporated are the historical financial statements of ShieldZone. The fiscal year end of the Company is December 31.

For purposes of the following discussion and analysis, references to ‘‘we’’, ‘‘our’’, ‘‘us’’ refers to Zagg Incorporated.

Zagg Incorporated custom-designs, markets and sells a form of protective covering for consumer electronic and hand held devices. Our key product “invisibleSHIELD”™ is made from a protective, film-like covering that was developed originally to protect the leading edges of rotary blades of military helicopters. We determined that this same film product could be configured to fit onto the surface of electronic devices and marketed to consumers for use in protecting such devices from everyday wear and tear including scratches, scrapes, debris and other surface blemishes. The film also permits touch sensitivity, meaning it can be used on devices that have a touch-screen interface. The invisibleSHIELD film material is highly reliable and durable since it was originally developed for use in a high friction, high velocity, aerospace context. The film provides long lasting protection for the surface of electronic devices subject to normal wear and tear. The film is a form of polyurethane substance, akin to a very thin, pliable, flexible and durable clear plastic that adheres to the surface and shape of the object it is applied to.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates include the allowance for doubtful accounts, inventory valuation allowances, sales returns and warranty liability, the useful life of property and equipment and the valuation allowance on deferred tax assets.

Accounts receivable

We sell our products to end-users through retailers and other resellers who are extended credit terms after an analysis of their financial condition and credit worthiness.

We also accept orders from our website store and corporate owned kiosk stores and receives credit card payments through our merchant bank.

Credit terms to retailers and resellers, when extended, are based on evaluation of the customers' financial condition and, generally, collateral is not required. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management regularly evaluates the allowance for doubtful accounts considering a number of factors. Accounts receivable are generally due within thirty days of the invoice date and considered past due after thirty days. Estimated losses are based on the aging of accounts receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, whether due to deteriorating economic conditions generally, in the industry, or otherwise, resulting in an impairment of their ability to make payments, additional allowances would be required.

Accounts receivable from merchant banks are due to the clearing time the merchant banks take to post the transactions to our bank account. There is typically a two to five day lag between the charge date and the posting date.

We establish an allowance and charge bad debt expense on accounts receivable when they become doubtful of collection, and payments subsequently received on such receivables are credited to the bad debt expense in the period of recovery.

Inventories

Inventories, consisting primarily of finished goods and raw materials, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary provisions to reduce such inventories to net realizable value. We recognize all inventory reserves as a component of cost of sales.

Revenue recognition

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, we record revenue when persuasive evidence of an arrangement exists or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  Our revenue is derived from sales of our products to retailers, resellers and end consumers and from the sale of distributor license fees. For sales of product, we record revenue when the product is shipped, net of estimated returns and discounts. For license fees, we recognize revenue on a prorated basis over the life of the distribution contract.

The Company follows the guidance of Emerging Issues Task Force (EITF) Issue 01-9 ``Accounting for Consideration Given by a Vendor to a Customer'' and (EITF) Issue 02-16 ``Accounting by a Customer (Including a Reseller) for Certain Considerations Received from Vendors.'' Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Reserve for Sales Returns and Warranty Liability

Our return policy generally allows our end users and retailers to return purchased products for refund or in exchange for new products within 30 days of end user purchase. We estimate a reserve for sales returns and record that reserve amount as a reduction of sales and as a sales return reserve liability.

We generally provide the ultimate consumer a warranty with each product and accrue warranty expense at the time of the sale based on our prior claims history. Actual warranty costs incurred are charged against the accrual when paid.

Results of Operations

Year ended December 31, 2006 as compared to the period from March 24, 2005 (inception) to December 31, 2005

Net sales

Net sales for the year ended December 31, 2006 were $2,777,036 as compared to net sales of $728,786 for the period from March 24, 2005 (inception) to December 31, 2005, an increase of $2,048,243 or 281%.

The significant increase in product sales is mainly attributed to continued strong sales of our invisibleSHIELD product with approximately 63% of our product being sold through our website to retail customers.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping costs. For the year ended December 31, 2006, cost of sales amounted to $727,434 or approximately 26% of net sales as compared to cost of sales of $119,410 or 16% of net sales for the period from March 24, 2005 (inception) to December 31, 2005. The increase in cost of sales as a percentage of net revenues for the year ended December 31, 2006 as compared to the period ended December 31, 2005 is attributable to an overall increase in shipping costs and packaging costs.

Gross profit

Gross profit for the year ended December 31, 2006 was $2,049,602 or approximately 74% of net sales as compared to $609,376 or approximately 84% of net sales for the period from March 24, 2005 (inception) to December 31, 2005. The decrease in gross profit percentage was attributable to an increase in shipping and packaging costs and changes in sales mix from website sales to retail and wholesale sales. There are no assurances that we will continue to recognize similar gross profit margin in the future.

Operating expenses

Total operating expenses for the year ended December 31, 2006 were $2,274,220, an increase of $1,907,125 from total operating expenses for the period from March 24, 2005 (inception) to December 31, 2005 of $367,095. The increases are primarily attributable to the following:

•
For the year ended December 31, 2006, salaries and related taxes increased by $694,831 to $858,869 for the year ended December 31, 2006 from $164,038 for the period from March 24, 2005 (inception) to December 31, 2005 due to the hiring of staff to implement our business plan.

•
For the year ended December 31, 2006, consulting expense increased to $73,750 as compared to $0 from March 24, 2005 (inception) to December 31, 2005 primarily due to approximately $63,000 paid to a consultant who then became our president.

•
For the year ended December 31, 2006, we incurred settlement expenses due to the termination of a consulting contract of $62,500 and the termination of an exclusive distribution agreement of $39,250. We did not incur any settlement expenses for the period ended December 31, 2005.

•
For the year ended December 31, 2006, advertising and marketing expenses were $370,043 as compared to $22,626 for the period from March 24, 2005 (inception) to December 31, 2005, an increase of $347,417. This increase is attributable to an increase in our marketing efforts as we roll out product and implement our business plan. We expect our marketing and advertising expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training. During fiscal 2007, we intend to significantly expand our marketing efforts related to our products.

•
For the year ended December 31, 2006, other selling, general and administrative expenses amounts to $872,115 as compared to $157,931 for the period from March 24, 2005 (inception) to December 31, 2005. The increase was attributable to the increase in operations as we implement our business plan and is summarized below:

	2006	2005

Professional fees	$188,985	$19,568
Contract labor	45,466	26,628
Insurance	24,847	3,454
Depreciation	41,503	2,440
Rent	57,664	5,918
Travel and entertainment	64,359	4,380
Telephone and utilities	33,707	5,292
Printing expenses	39,016	12,653
Office supplies	36,968	15,479
Events/shows	45,547	5,113
Credit card and bank fees	42,101	11,928
Other	251,952	45,078
Total	$872,115	$157,931

(Loss) income from operations

We reported loss from operations of ($224,618) for the year ended December 31, 2006 as compared to income from operations of $242,281 for the period from March 24, 2005 (inception) to December 31, 2005, a decrease of $466,899. The decrease in income from operations in 2005 to a loss from operations in 2006 is attributable to overall cost increases associated with executing our business plan, including certain settlement costs, and professional fees incurred as a result of the recapitalization.

Other income (expense)

For the year ended December 31, 2006, total other income was $3,947 compared to other expense of $900 for the period from March 24, 2005 (inception) to December 31, 2005. The increase is primarily attributed to interest and other income $6,760 partially offset by interest expense of $2,813 compared to interest expense of $900.

Income taxes

During the year ended December 31, 2006, we had no current income tax expense and recorded a deferred income tax benefit of $79,418. We computed and filed our Federal income tax return on a cash basis for 2005 and will file our federal income tax return on the accrual basis in 2006 and thereafter.

Net (loss) income

As a result of these factors, we reported a net loss of ($141,253) or ($0.01) per share for the year ended December 31, 2006 as compared to net income of $158,376 or $0.02 per share for the period from March 24, 2005 (inception) to December 31, 2005.

Results of operations for the period from March 24, 2005 (inception) to December 31, 2005 ("fiscal 2005”)

Net sales

Net sales for fiscal 2005 were $728,786 and related to strong sales of our invisibleSHIELD product.

Cost of sales

Cost of sales includes raw materials, packing materials, shipping and manufacturing costs. In fiscal 2005, cost of sales amounted to $119,410 or 16% of net sales.

Gross profit

Gross profit for fiscal 2005 was $609,376 or 84% of net sales.

Operating expenses

Total operating expenses for fiscal 2005 were $367,095 and included the following:

•	During fiscal 2005, salaries and related taxes were $164,038 and related to the hiring of staff to implement our business plan.
•	During fiscal 2005, we recorded bad debt expense of $22,500 in established an allowance for doubtful accounts on our accounts receivable balance.
•	During fiscal 2005, marketing and advertising expenses were $22,626.
•	During fiscal 2005, other selling, general and administrative expenses were $157,931 and included the following:

Professional fees	$19,568
Contract labor	26,628
Insurance	3,454
Depreciation	2,440
Rent	5,918
Travel and entertainment	4,380
Telephone and utilities	5,292
Printing expenses	12,653
Office supplies	15,479
Events/shows	5,113
Credit card and bank fees	11,928
Other	45,078
Total	$157,931

Income from operations

We reported income from operations of $242,281 for fiscal 2005.

Other income (expense)

For fiscal 2005, we incurred interest expense of $900.

Income taxes

During fiscal 2005, we incurred current and deferred income tax expense of $83,005. We computed and filed our Federal income tax return on a cash basis for 2005.

Net income

As a result of these factors, we reported net income of $158,376 or $0.02 per common share for fiscal 2005.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its liabilities and otherwise operate on an ongoing basis.

At December 31, 2006, we had a cash balance of $468,382.

Our working capital position decreased by $155,224 to a working capital deficit of ($79,473) at December 31, 2006 from $75,751 at December 31, 2005. This decrease in working capital is primarily attributable to overall increases in current liabilities including increased current notes payable of $350,000, an increase in accounts payable of $203,326 and increased accrued wages payable and wage related expenses of $121,728, partially offset by an increased cash balance of $442,722 and increased inventories of $92,050.

In November 2006, we entered into a Convertible Note (the “Convertible Note”), with an affiliate of the Company’s Chief Executive Officer in the original principal amount of $100,000. The note is convertible at the holder's option any time up to maturity at a conversion price equal to $0.35 per common share. The note is due on May 15, 2007, bears interest at 20% per year and is unsecured. Such interest is payable at maturity. The common shares underlying the Note shall have piggy back registration rights.

On December 27, 2006, we entered into a Secured Convertible Note Purchase Agreement (the “Convertible Note Agreement”). Pursuant to the Convertible Note Agreement, we issued a convertible note to the Investor in the original principal amount of $250,000. The note was convertible at a conversion price equal to $0.35 per common share. The note was converted by the note holders into 714,286 shares of our common stock on February 8, 2007.

Net cash provided by operating activities for the year ended December 31, 2006 was $189,281 as compared to $96,194 for the period from March 24, 2005 (inception) to December 31, 2005. For the year ended December 31, 2006, net cash provided by operating activities was attributable primarily to increases in our accounts payable balance of $203,326, increased accrued wages and wage related expenses of $121,728, increased deferred licensing revenue of $86,801, non-cash depreciation expense of $41,503, decreased prepaid assets of $39,074, non-cash expense related to issuance of common stock for contract settlement of $26,250, increased sales return liabilities accrual of $25,320, increased accrued liabilities of $11,799 and decreased receivables from related parties of $6,364, partially offset by our net loss of $141,253, increased inventory of $92,050, deferred income tax benefit of $79,418, increased prepaid taxes of $44,361 and decreased other assets of $7,603.

Net cash used in investing activities for the year ended December 31, 2006 was $186,543 attributable to the purchase of property and equipment of $189,543, partially offset by proceeds from the sale of fixed assets of $3,000.

Net cash provided by financing activities was $439,983 for the year ended December 31, 2006 was attributable to proceeds from convertible notes payable of $250,000, proceeds from convertible notes payable - officer of $100,000, proceeds from the sale of our common stock of $75,000 and capital contributions of $25,000, partially offset by repayments on equipment financing payable of $10,017.

We reported a net increase in cash for the year ended December 31, 2006 of $442,721 as compared to a net increase in cash of $25,661 for the period from March 24, 2005 (inception) to December 31, 2005.

We currently have no material commitments for capital expenditures. Other than working capital and loans, we presently have no other alternative source of working capital. We want to build an additional manufacturing line and upgrade our manufacturing facilities and technologies, in order to expand our products. We do not have sufficient working capital to fund the additional line and upgrade our manufacturing facilities and technologies as well as providing working capital necessary for our ongoing operations and obligations. We will need to raise additional working capital to complete this project. We may seek to raise additional capital through the sale of equity securities. No assurances can be given that we will be successful in obtaining additional capital, or that such capital will be available in terms acceptable to our company.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements are listed in the Index to Financial Statements on page F-1.

ZAGG INCORPORATED
(fka SHIELDZONE CORPORATION)
INDEX TO FINANCIAL STATEMENTS

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheet - As of December 31, 2006	F-3

Statements of Operations for the year ended December 31, 2006 and for the period from March 24, 2005 (inception) to December 31, 2005	F-4

Statements of changes in Stockholders’ Equity for the Year Ended December 31, 2006 and for the period from March 24, 2005 (inception) to December 31, 2005	F-5

Statements of Cash Flows for the Year Ended December 31, 2006 and for the period from March 24, 2005 (inception) to December 31, 2005	F-6

Notes to Financial Statements	F-7 - F- 18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders’ of
Zagg Incorporated (fka ShieldZone Corporation)

We have audited the accompanying balance sheet of Zagg Incorporated (fka ShieldZone Corporation) as of December 31, 2006 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2006 and for the period from March 24, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zagg Incorporated (fka ShieldZone Corporation) as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006 and for the period from March 24, 2005 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 5, 2007

ZAGG INCORPORATED
(fka SHIELDZONE CORPORATION)
BALANCE SHEET
December 31, 2006

ASSETS

Current assets
Cash	$468,382
Accounts receivable, net	121,149
Inventories	102,522
Prepaid income taxes	44,361
Prepaid expenses and other current assets	31,724
Deferred income tax assets	19,468
Due from employees	3,714

Total current assets	791,320

Property and equipment, net	221,474

Deposits and other assets	12,119

Intangible assets	2,340

Total assets	$1,027,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Convertible note payable	$250,000
Convertible note payable - officer	100,000
Accounts payable	246,691
Accrued liabilities	33,573
Accrued wages and wage related expenses	121,728
Deferred licensing revenue	86,801
Sales returns liability	32,000

Total current liabilities	870,793

Long-term liabilities

Non-current deferred income tax liablility, net	12,087

Total liabilities	882,880

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 10,175,000 shares issued and outstanding	10,175
Additional paid-in capital	117,075
Retained earnings	17,123

Total stockholders' equity	144,373

Total liabilities and stockholders' equity	$1,027,253

See accompanying notes to financial statements.

ZAGG INCORPORATED
(fka SHIELDZONE CORPORATION)
STATEMENTS OF OPERATIONS

	Year Ended Dec 31, 2006	For the Period From Mar 24, 2005 (inception) to Dec 31, 2005

Net sales	$2,777,036	$728,786
Cost of sales	727,434	119,410

Gross profit	2,049,602	609,376

Operating expenses:
Salaries and related taxes	858,869	164,038
Consulting	73,750	-
Settlement fees	101,750	-
Advertising and marketing	370,043	22,626
Bad debt (recovery) expense	(2,307)	22,500
Other selling, general and administrative	872,115	157,931

Total operating expenses	2,274,220	367,095

(Loss) income from operations	(224,618)	242,281

Other income (expense):
Interest expense	(2,813)	(900)
Interest and other income	6,760	-

Total other income (expense)	3,947	(900)

Income before provision for income taxes	(220,671)	241,381

Income tax benefit (expense)	79,418	(83,005)

Net (loss) income	(141,253)	158,376

Basic and diluted net (loss) earnings per common share	$(0.01)	$0.02

Weighted average number of shares outstanding - basic and diluted	10,052,808	10,000,000

See accompanying notes to financial statements.

ZAGG INCORPORATED
(fka SHIELDZONE CORPORATION)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2006 and for the Period from March 24, 2005 (Inception) to December 31, 2005

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balance, March 24, 2005 (Inception)	-	$-	$-	$-	$-

Common stock issued to founder at inception	10,000,000	10,000	(9,000)	-	1,000

Net income for the period	-	-	-	158,376	158,376

Balance, December 31, 2005	10,000,000	10,000	(9,000)	158,376	159,376

Capital Contribution	-	-	25,000	-	25,000

Sale of common stock	100,000	100	74,900	-	75,000

Common stock issued in settlement of contract	75,000	75	26,175	-	26,250

Net loss for the year	-	-	-	(141,253)	(141,253)

Balance, December 31, 2006	10,175,000	$10,175	$117,075	$17,123	$144,373

See accompanying notes to financial statements.

ZAGG INCORPORATED
(fka SHIELDZONE CORPORATION)
STATEMENTS OF CASH FLOWS
	Year Ended	For the Period From Mar 24, 2005 to
	Dec 31, 2006	Dec 31, 2005
Cash flows from operating activities
Net (loss) income	$(141,253)	$158,376
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	41,503	2,440
Loss on disposal of fixed assets	335	-
Bad debt (recovery) expense	(2,307)	22,500
Deferred income tax (benefit ) expense	(79,418)	72,037
Expense related to issuance of common stock for contract settlement	26,250	-
Changes in assets and liabilities
Accounts receivable	955	(142,297)
Inventory	(92,050)	(10,472)
Due from employees	(3,714)	-
Prepaid income taxes	(44,361)	-
Prepaid expenses and other current assets	39,074	(70,798)
Due from related parties	6,364	(6,364)
Deposits	-	(4,516)
Other assets	(7,603)	-
Accounts payable	203,326	43,365
Income taxes payable	(3,468)	3,468
Accrued liabilities	11,799	-
Accrued wages and wage related expenses	121,728	-
Deferred licensing revenues	86,801	-
Sales return liability	25,320	-
Accrued interest payable	-	28,455

Net cash provided by operating activities	189,281	96,194

Cash flows from investing activities
Payments for intangible assets	-	(2,340)
Proceeds from disposal of equipment	3,000	-
Purchase of property and equipment	(189,543)	(54,204)

Net cash used in investing activities	(186,543)	(56,544)

Cash flows from financing activities
Repayments on equipment financing payable	(10,017)	(14,989)
Loan proceeds	-	4,500
Proceeds from convertible note payable	250,000	-
Proceeds from convertible note payable - officer	100,000	-
Loan repayments	-	(4,500)
Capital contribution	25,000	-
Proceeds from sale of common stock	75,000	1,000

Net cash provided by (used in) financing activities	439,983	(13,989)

Net increase in cash and cash equivalents	442,721	25,661

Cash and cash equivalents at beginning of year	25,661	-

Cash and cash equivalents at end of year	$468,382	$25,661

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,814	$900
Cash paid during the period for income taxes	$1,000	$7,500

Non-cash investing and financing activities
Property and equipment acquired for equipment financing payable	$-	$25,005

See accompanying notes to financial statements.

ZAGG INCORPORATED
(fka SHIELDZONE CORPORATION)
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Zagg Incorporated (fka ShieldZone Corporation) (the “Company”, “we”, “us”, or “our”) was incorporated in the State of Utah on March 24, 2005 as Protective Solutions, Inc.  On January 30, 2006, the Company amended its articles of incorporation and changed its name to ShieldZone Corporation.  On February 8, 2007 we were acquired by an inactive publicly held company, Amerasia Khan Enterprises Ltd. in a transaction accounted for as a recapitalization of the Company.  On March 1, 2007, we redomesticated our operating subsidiary by reincorporating it in the State of Nevada and on that same date we merged that subsidiary into Amerasia Khan Enterprises Ltd, the parent, who was the surviving entity.  In connection with the merger we changed the name of Amerasia Khan Enterprises Ltd. to Zagg Incorporated.  The Company continues to operate the historical business of ShieldZone Corporation and may use the ShieldZone name as a tradename (see Note 15).

The Company has developed and sells, through the Internet and wholesale distribution channels, patent-pending protective shields under the name of the invisibleSHIELD™ for electronic devices.

Ability to Continue as a Going Concern

At December 31, 2006, the Company had a working capital deficit of $79,473.  In 2006, the Company had a net loss of $141,253 and a positive cash flow from operations of $189,281.  This loss is primarily the result of significant costs associated with the reverse merger/recapitalization completed in February 2007 that were incurred in 2006 and included in the statements of operations for 2006.

The Company views the merger as an opportunity for additional exposure to the public markets, and gives the Company an additional source of capital to draw from to support the anticipated expansion and revenue growth. The Company experienced revenue increases from 2005 to 2006 and management anticipates continued growth through additional marketing and sales programs currently under development. In addition, $250,000 of convertible notes at December 31, 2006 were converted to common stock in February 2007.

Based on the existing cash, positive cash flow from operations, projected revenue growth and the additional capital sources upon which the Company has to draw based on its status as a publicly held company, management does not believe that substantial doubt exists about the Company’s ability to continue as a going concern .

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts, inventory valuation allowances, sales returns and warranty liability, the useful life of property and equipment and the valuation allowance on deferred tax assets.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

ZAGG INCORPORATED
(fka SHIELDZONE CORPORATION)
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The Company’s financial instruments consist mainly of accounts receivable and short-term obligations. The Company believes that the carrying amounts approximate their fair values due to the short term maturities of these instruments. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Accounts Receivable

The Company sells its products to end-users through retailers and other resellers who are extended credit terms after an analysis of their financial condition and credit worthiness.

The Company also accepts orders from its website store and corporate owned kiosk stores and receives credit card payments through its merchant bank.

Credit terms to retailers and resellers, when extended, are based on evaluation of the customers' financial condition and, generally, collateral is not required. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management regularly evaluates the allowance for doubtful accounts considering a number of factors. Accounts receivable are generally due within thirty days of the invoice date and considered past due after thirty days. Estimated losses are based on the aging of accounts receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, whether due to deteriorating economic conditions generally, in the industry, or otherwise, resulting in an impairment of their ability to make payments, additional allowances would be required.

Accounts receivable from merchant banks are due to the clearing time the merchant banks take to post the transactions to the Company’s bank account. There is typically a two to five day lag between the charge date and the posting date.

The Company establishes an allowance and charges bad debt expense on accounts receivable when they become doubtful of collection, and payments subsequently received on such receivables are credited to the bad debt expense in the period of recovery.

Inventories

Inventories, consisting primarily of finished goods and raw materials, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary provisions to reduce such inventories to net realizable value. We recognize all inventory reserves as a component of cost of sales.

Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease. The useful lives are as follows:

Useful Lives
Office, computer and other equipment	3 to 7 years
Automobiles	5 years
Leasehold improvements	1 to 3.13 years

ZAGG INCORPORATED
(fka SHIELDZONE CORPORATION)
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

Major additions and improvements are capitalized, while costs for minor replacements, maintenance and repairs that do not increase the useful life of an asset are expensed as incurred. Upon retirement or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts. The resulting gain or loss is reflected in other selling, general and administrative expense.

Intangibles and other long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as an other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Contingencies

Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The Company’s revenue is derived from sales of its products to retailers, resellers and end consumers and from the sale of distributor license fees. For sales of product, the Company records revenue when the product is shipped, net of estimated returns and discounts. For license fees, the Company recognizes revenue on a prorated basis over the life of the distribution contract.

ZAGG INCORPORATED
(fka SHIELDZONE CORPORATION)
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

The Company follows the guidance of Emerging Issues Task Force (EITF) Issue 01-9 ``Accounting for Consideration Given by a Vendor to a Customer'' and (EITF) Issue 02-16 ``Accounting by a Customer (Including a Reseller) for Certain Considerations Received from Vendors.'' Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Reserve for Sales Returns and Warranty Liability

Our return policy generally allows our end users and retailers to return purchased products for refund or in exchange for new products within 30 days of end user purchase. The Company estimates a reserve for sales returns and records that reserve amount as a reduction of sales and as a sales return reserve liability. During the year ended December 31, 2006 and the period ended December 31, 2005, actual and estimated sales returns totaled $5,882 and $7,507, respectively. At December 31, 2006 the sales return liability was $32,000.

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company’s prior claims history. Actual warranty costs incurred are charged against the accrual when paid. During the year ended December 31, 2006 and for the period ended December 31, 2005, warranty expense and the reserve for warranty liability, respectively, was not material.

 Shipping and Handling Costs

Amounts invoiced to customers for shipping and handlings are included in sales and were $243,267 for the year ended December 31, 2006 and $60,060 for the period ended December 31, 2005. Actual shipping and handling costs to ship products to our customers are included in cost of sales and were $310,584 for the year ended December 31, 2006 and $59,757 for the period ended December 31, 2005.

Income taxes

The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized. Deferred income tax assets are reviewed for recoverability and valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable in the future. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements based upon the fair value of such equity instruments granted.  As there were no common stock options granted or outstanding in 2006 or 2005, there was no financial effect to the Company upon implementation of SFAS 123R.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

ZAGG INCORPORATED
(fka SHIELDZONE CORPORATION)
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

Research and development

Research and development costs, if any, are expensed as incurred. For the year ended December 31, 2006 and for period ended December 31, 2005, research and development costs were not material and included in the accompanying statements of operations in other selling, general and administrative expenses.

Advertising

Advertising is expensed as incurred. Advertising expenses for the year ended December 31, 2006 were $370,043 and for period ended December 31, 2005 were not material.

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

Effective December 31, 2006 we adopted the recognition and disclosure provisions of SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (FAS 158). These provisions did not materially impact our consolidated financial statements. FAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit pension and other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires plan assets and obligations to be measured as of the employer’s balance sheet date. The measurement provision of this statement will be effective for years beginning after December 15, 2008 with early adoption encouraged. We have not yet adopted the measurement date provisions of this statement.

In 2006, we adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The adoption of SAB 108 did not impact our financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

ZAGG INCORPORATED
(fka SHIELDZONE CORPORATION)
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

Net (Loss) Income Per Common Share

Basic net (loss) income per share is computed by dividing net (loss) income by weighted average number of shares of common stock outstanding during each period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of December 31, 2006 and 2005, the Company did not have any dilutive securities.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Period from March 24, 2005 (Inception) to December 31, 2005:
Basic EPS	$158,376	10,000,000	$0.02
Effect of common stock equivalents	—	—
Diluted EPS	$158,376	10,000,000	$0.02

Year Ended December 31, 2006:
Basic EPS	$(141,253)	10,052,808	$(0.01)
Effect of common stock equivalents	——
Diluted EPS	$(141,253)	10,052,808	$(0.01)

NOTE 2 - ACCOUNTS RECEIVABLE, NET

Accounts Receivable at December 31, 2006 was as follows:

Accounts receivable	$141,342
Less: Allowance for doubtful accounts	(20,193)
Accounts Receivable, net	$121,149

Bad debt expense (recovery) for the year ended December 31, 2006 was ($2,307) and for period ended December 31, 2005 was $22,500.

NOTE 3 - INVENTORIES

At December 31, 2006 inventories consisted of the following:

Finished Goods		$67,257
Raw Materials		35,265
	$	$ 102,522

ZAGG INCORPORATED
(fka SHIELDZONE CORPORATION)
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consisted of the following:

	Useful Lives
Computer Equipment and Software	3 to 5 years	$58,790
Office Equipment	3 to7 years	58,407
Furniture and Fixtures	7 years	9,405
Automobiles	5 years	47,063
Leasehold improvements	1 to 3.13 years	91,637

		265,302
Less Accumulated Depreciation		(43,828)

		$221,474

Depreciation expense was $41,503 for the year ended December 31, 2006 and $2,440 for the period ended December 31, 2005. During 2006, the Company purchased an asset for $3,450 and recorded accumulated depreciation on that asset of $115 before selling the asset for proceeds of $3,000. A loss of $335 was recognized on the sale of the asset in the accompanying financial statements.

NOTE 5 - INTANGIBLE ASSETS

At December 31, 2006, intangible assets consist of legal fees paid in connection with the Company’s patent application. As of December 31, 2006, the patent had not been granted. Accordingly, the Company had not begun to amortize the patent costs and will begin amortizing the patent over the legal life of the patent, when the patent is granted.

NOTE 6 - EQUIPMENT FINANCING PAYABLE

During September and October 2005, the Company entered in two equipment financing arrangements totaling $25,004 in connection with the acquisition of office equipment. Under the financing arrangements, the Company was to make five equal payments, without interest, of approximately $5,000 each through December 2006. At December 31, 2005, amounts due under equipment financing arrangements amounted to $10,016. At December 31, 2006, the amount had been paid in full.

NOTE 7 - INCOME TAXES

The following table shows the Company’s deferred and current income tax (benefit) expense for the year ended December 31, 2006 and the period ended December 31, 2005, as follows:

	2006	2005
Deferred income tax (benefit) expense	$(79,418)	$72,037
Current income tax (benefit) expense	--	10,968
	$(79,418)	$83,005

The Company’s income tax (benefit) expense differs from the “expected” income tax (benefit) expense for Federal and State income tax purposes for the years ended December 31, 2006 and 2005, (computed by applying the blended United States Federal and the State Corporate tax rate of 37.3% and 40%, respectively to (loss) income before taxes), as follows:

ZAGG INCORPORATED
(fka SHIELDZONE CORPORATION)
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

	2006	2005
Computed “expected” tax (benefit) expense	$(82,311)	$96,552
Meals and entertainment	1,572	990
Other	1,321	--
Current income taxes, tax rate difference	--	(14,537)
	$(79,418)	$83,005

The Company filed its 2005 tax return using the cash basis of accounting. Accordingly, there were significant deferred tax assets and liabilities at December 31, 2005. The Company converted to an accrual basis for tax purposes in 2006 and thereafter.

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are as follows:

2006
Deferred tax assets:
Net operating loss carryforward	$4,422
Allowance for doubtful accounts	7,532
Sales returns accrual	11,936
Total gross deferred tax assets	23,890
Less valuation allowance	--

Net deferred tax assets	$23,890

Deferred tax liabilities:
Property and equipment	$16,509
Total gross deferred tax liabilities	16,509

Net deferred tax assets	$7,381

Deferred tax assets, net - current	$19,468
Deferred tax liabilities, net - non-current	(12,087)
Net deferred tax assets	$7,381

There was no valuation allowance at December 31, 2006 as management believes it is more likely than not that it can realize its deferred tax assets.

At December 31, 2006, the Company had a net operating loss carryforward of approximately $11,900 available to offset future taxable income through 2026.

NOTE 8 - STOCKHOLDER’S EQUITY

Change in Authorized Shares

On January 30, 2006, the Company amended its articles of incorporation and increased the numbers of authorized shares of the Company to 10,000,000, of which 4,000,000 shares, no par value, shall be common stock and 6,000,000 shares of no par value shall be preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. In November 2006, the Company amended its articles of incorporation to cancel the preferred shares previously authorized and increase the number of authorized common shares to 10,500,000. In February 2007 the Company recapitalized with a public shell and authorized shares became 50,000,000 at $0.001 par value (See Note 15). The new authorized shares are reflected retroactively in the accompanying balance sheet.

ZAGG INCORPORATED
(fka SHIELDZONE CORPORATION)
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

Forward Stock Splits

In January 2006, the Company authorized a 2 for 1 forward stock split and then a 1980.198 for 1 forward stock split on the outstanding common stock. Additionally, in November 2006, the Company authorized a 2.525 for 1 forward stock split on the common stock. All share and per share data in the accompanying financial statements has been retroactively adjusted to account for these forward stock splits.

Common Stock

At March 24, 2005 (inception), the Company issued 10,000,000 shares of common stock to its founder for $1,000.

On January 13, 2006, under an agreement between the then sole shareholder of the Company (the “Shareholder”) and a then third party, the shareholder sold 50% of his equity holdings consisting of common shares in the Company, to the current Chief Executive Officer who was not an officer or related party at the time of the sale (see Note 10). At the agreement date the third party was appointed as an officer and director. The sale price was $25,000 cash ($.005 per share). The selling shareholder simultaneously contributed the $25,000 consideration back to the Company which amount was recorded as $25,000 of contributed capital.

In July 2006, the Company sold 100,000 common shares for $75,000 or $0.75 per share.

On September 22, 2006, as amended on December 15, 2006, the Company entered into a one-year investor relations agreement, whereby the consultants agreed to assist the Company in structuring a transaction in order to attract investment capital and prospective public merger candidates. As compensation to the consultants, the Company agreed to pay the consultants 15% of the Company’s common stock, on a fully-diluted basis, to be retained as of the date of closing of any transaction principally involving closing of a funding and reverse merger transaction following which the Company’s existing stockholders shall become stockholders of a public company. No shares were earned or paid as of December 31, 2006.

On September 12, 2006, the Company entered into an Exclusive Finder’s Agreement (the “Finders Agreement”) with a third party consultant, whereby the consultant will act as the Company’s exclusive finder with respect to sales by the Company in a private placement transaction of up to an aggregate $6,000,000 in equity, or equity-related debt or bridge note securities of the Company to investors during the term of the Finders Agreement. In consideration for the services rendered, the Company shall pay to the consultant cash compensation equal to 9% of the gross offering funds received in the offering. Additionally, the consultant shall receive 10% warrant compensation (for every $10 raised, the consultant shall received 1 warrant). The warrant strike price shall equal the strike, expiration and registration rights of any warrants sold under the offering. No cash or warrants were earned or paid as of December 31, 2006.

The Company entered into a distribution agreement with a distributor (the “Distributor”) in March 2006. On December 12, 2006, under a settlement type purchase agreement the Company agreed to issue to the Distributor 75,000 of its common shares, $13,000 cash plus portion of payment due from a customer for which the Distributor was the Company’s distributor in order to early cancel the distribution agreement. The shares were valued and expensed at $26,250 or $0.35 per share which was a contemporaneous sale price in a private transaction where a former officer sold a portion of his common shares of the Company.

The Company currently does not have any outstanding stock options, a stock option plan or an incentive plan. The Board of Directors has reserved 725,000 shares of common stock for use in such a plan to be established in 2007.

ZAGG INCORPORATED
(fka SHIELDZONE CORPORATION)
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

NOTE 9 - CONVERTIBLE NOTE PAYABLE - OFFICER

In November 2006, the Company entered into a Convertible Note with an affiliate of the Company’s Chief Executive Officer in the original principal amount of $100,000. The note is convertible at the holder's option any time up to maturity at a conversion price equal to $0.35 per common share. The note is due on May 15, 2007, bears interest at 20% per year and is unsecured. Such interest is payable at maturity. The common shares underlying the Note shall have piggy back registration rights.

The note is a conventional convertible instrument and the Company evaluated the conversion feature and determined that there was not a separate derivative instrument associated with the note and no derivative liability was recognized. The Company determined that there was no beneficial conversion feature associated with the note as the conversion price was equal to the deemed market value on the date of grant.

NOTE 10 - CONVERTIBLE NOTE PAYABLE

On December 27, 2006, the Company entered into a Secured Convertible Note Purchase Agreement (the “Convertible Note Agreement”). Pursuant to the Convertible Note Agreement, the Company issued a convertible note to the Investor in the original principal amount of $250,000. The note is convertible at the holder's option any time up to maturity at a conversion price equal to $0.35 per common share. The note is due on March 1, 2007, bears interest at 4% per year, and is secured by substantially all of the assets of the Company. Such interest is payable at maturity and shall be computed on the basis of a 360-day year. The note shall automatically convert at any time prior to maturity upon the sooner of (i) a merger of the Company with and into a publicly listed or traded entity, or (ii) the Company consummates the issuance and sale of an aggregate of $500,000 of common stock. The common shares underlying the Note shall have piggy back registration rights. In February 2007, the note converted into 714,286 shares of common stock.

The note is a conventional convertible instrument and the Company evaluated the conversion feature and determined that there was not a separate derivative instrument associated with the note and no derivative liability was recognized. The Company determined that there was no beneficial conversion feature associated with the note as the conversion price was equal to the deemed market value on the date of grant.

The weighted average interest rate for the two notes discussed above was 8.57%.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and warehouse space under operating leases that expire through June 2009. The office lease agreements have certain escalation clauses and renewal options. Future minimum rental payments required under the operating lease are as follows:

2007	$44,088
2008	24,030
2009	12,192
Total	$80,310

Rent expense was $56,264 for the year ended December 31, 2006 and $5,918 for the period ended December 31, 2005.

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

ZAGG INCORPORATED
(fka SHIELDZONE CORPORATION)
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

NOTE 12 - RELATED PARTY TRANSACTIONS

In October 2005 the Company executed a 9 month consulting agreement with a then third party entity where the third party will provide corporate management services. The compensation was $85,000 cash which was paid in December 2005. As of December 31, 2005, $63,750 of the $85,000 was reflected as a prepaid asset. In January 2006 the sole owner of the third party entity became a related party by purchasing a 50% interest in the equity of the Company and being appointed Chief Executive Officer and Director of the Company.

NOTE 13 - CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2006.

Concentration of supplier

The Company purchases its raw materials primarily from one source. Management is aware of similar raw materials that would be available from other sources if required and has current plans to immediately engage such resources if necessary.

Concentration of accounts receivable

At December 31, 2006, approximately 36% of the balance of accounts receivable was due from one merchant bank for credit card sales.

NOTE 14 - SEGMENTS

For the year ended December 31, 2006 and the period ended December 31, 2005, the Company operated in one segment. The percentage of sales by geographic region for the year ended December 31, 2006 and the period ended December 31, 2005 were approximately:

	2006	2005
United States	86%	85%
Europe	5%	13%
Other	9%	2%

No single customer accounted for more than 10% of the Company’s sales for the year ended December 31, 2006 or for the period ended December 31, 2005.

NOTE 15 - SUBSEQUENT EVENTS

On February 8, 2007 (the “recapitalization date”), we executed an Agreement and Plan of Merger (the “Merger Agreement”) by and between Amerasia Khan Enterprises Ltd. (a public shell), now known as Zagg Incorporated, and its wholly-owned subsidiary, SZC Acquisition Inc., a Nevada corporation (“Subsidiary”) on the one hand and ShieldZone Corporation, (“ShieldZone”) a Utah corporation, on the other hand. Pursuant to the Merger Agreement, Subsidiary was merged into ShieldZone with ShieldZone surviving the merger. In consideration, the stockholders of ShieldZone received 10,175,000 shares of Amerasia Khan Enterprises Ltd., now known as Zagg Incorporated, common stock which was approximately 69% of the total common shares outstanding just subsequent to the merger but before the simultaneous sale of 785,856 common shares for $275,000 ($0.35 per share) and conversion of a $250,000 convertible promissory note for 714,286 shares. The Company also issued warrants in conjunction with the sale of the 785,856 common shares and the raise and conversion of the $250,000 convertible promissory note. The Company issued warrants as a fee to purchase 52,500 shares of our common stock at an exercise price of $0.35. These warrants may be exercised until March 18, 2012, at which time they will expire if not exercised. The warrant holders also have piggyback registration rights. In connection with the merger/recapitalization, the Company is deemed to have issued 4,600,000 common shares to the original stockholders’ of Amerasia Khan Enterprises Ltd. Subsequent to the merger/recapitalization, 1,254,000 shares owned by certain original shareholders of Amerasia Khan Enterprises Ltd. were cancelled.

ZAGG INCORPORATED
(fka SHIELDZONE CORPORATION)
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

The merger was accounted for as a recapitalization of ShieldZone, a Utah corporation because on a post-merger basis, the former stockholders of ShieldZone Corporation held a majority of the outstanding common stock on a voting and fully-diluted basis and had Board and management control. As a result, ShieldZone is deemed to be the acquirer for accounting purposes. In March 2007, ShieldZone Corporation was merged into its parent, Amerasia Khan Enterprises Ltd., now known as Zagg Incorporated, and the name of the surviving entity, Amerasia Khan Enterprises Ltd., was changed to Zagg Incorporated.

Accordingly the balance sheets just subsequent to the recapitalization date consists of the balance sheets of both companies at historical cost and the statement of operations consists of the historical operations of ShieldZone and the operations of Amerasia Khan Enterprises Ltd., now known as Zagg Incorporated, from the recapitalization date.

All share and per share data in the accompanying financial statements have been retroactively changed to reflect the effect of the merger and recapitalization.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

LBB & Associates Ltd., LLP, the independent accountant who had been engaged by Amerasia Khan Enterprises Ltd. as the principal accountant to audit its financial statements, was dismissed effective March 16, 2007. On March 16, 2007, the Board of Directors of the Company approved the engagement of Salberg & Company, P.A. as the new independent registered public accounting firm.

The decision to change the Company’s independent registered public accounting firm from LBB & Associates Ltd., LLP, to Salberg & Company, P.A. was approved by the Board of Directors of the Company.

The report of LBB & Associates Ltd., LLP, on the financial statements of Amerasia Khan Enterprises Ltd. as of and for the years ended March 31, 2005 and 2006 did not contain an adverse opinion, or a disclaimer of opinion, except that there was an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern. During the periods ended March 31, 2005 and 2006 and the interim period from April 1, 2006 through the date of dismissal, the Company did not have any disagreements with LBB & Associates Ltd., LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of LBB & Associates Ltd., LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Prior to engaging Salberg & Company, P.A. the Company had not consulted Salberg & Company, P.A., regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the combined companies.

ITEM 8A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures . Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer (“CEO”), President, and Chief Financial Officer (“CFO”) carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on those evaluations, as of the Evaluation Date, our CEO, President, and CFO believe:

(i) that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and

(ii) that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls . There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date.

ITEM 8B.	OTHER INFORMATION

The Company was incorporated on March 24, 2005. The Company was formed under the original name “Protective Solutions, Inc.” and subsequently changed its name to “ShieldZone Corporation.” The Company maintains its corporate offices and operational facility at 3855 South 500 West, Suites B and J, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699. The Company’s website addresses are www.ShieldZone.com, www.InvisibleShield.com and www.zagg.com. The Company changed its name to Zagg Incorporated in connection with the Merger (described below).

On February 8, 2007, Amerasia Khan Enterprises Ltd. a Nevada corporation (“AKE”) (nka Zagg Incorporated), a publicly held entity, executed an Agreement and Plan of Merger (the “Merger Agreement”) by and between AKE and its wholly owned subsidiary, SZC Acquisition Corp., a Nevada corporation (“Subsidiary”) on the one hand and ShieldZone Corporation (now Zagg Incorporated), a Utah corporation on the other hand. Pursuant to the Merger Agreement ShieldZone merged with the Subsidiary, with ShieldZone Corporation surviving the merger (the “Merger”). In consideration, the shareholders of ShieldZone received 10,175,000 shares of the common stock of AKE.

Following the Merger, ShieldZone was reincorporated in Nevada as a subsidiary of AKE. On March 7, 2007, ShieldZone was merged up and into AKE. At that time AKE changed its name to Zagg Incorporated. The operations of the surviving entity (Zagg Incorporated) are solely that of ShieldZone. As a result of these transactions, the historical financial statements of Zagg Incorporated are the historical financial statements of ShieldZone. The fiscal year end of Company is December 31.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following tables summarize the Company's current executive officers and directors of the Company:

Name	Age	Position
Robert G. Pedersen II	40	Chief Executive Officer, Director
Brandon T. O’Brien	36	Chief Financial Officer

The directors named above will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

Biographical Information

Robert G. Pedersen II. Mr. Pedersen provides the overall vision and strategy of Zagg Incorporated. Mr. Pedersen has more than 20 years' experience in executive management, sales and marketing, communications, as well as owning and managing several start-up businesses and enterprises. Since 1998, Mr. Pedersen was a co-owner and executive manager for Del Sol, LC, a Utah-based specialty retailer of apparel and accessories. In 2002, he created and was the director of DelSol.com, the Del Sol, LC’s Internet presence. In September 2002 Mr. Pedersen founded PayTeck, Inc., a Utah provider of Internet-based payment processing services, which was later sold to Zion's Bank, a public company, in 2005. Mr. Pedersen joined Zagg Incorporated in January 2006 in a full time capacity and has served as its Chief Executive Officer since that time. Robert earned a Masters Degree (MBA) from Brigham Young University in Business Administration with an emphasis in marketing, finance and organizational communications in 2000, and earned a degree in business administration (BSBA) from the University of Phoenix which was granted in 1996. Mr. Pedersen and his wife and six children reside in Holladay, Utah.

Brandon T. O’Brien. Mr. O’Brien became our Chief Financial Officer on February 12, 2007. Prior to assuming his position as the Chief Financial Officer for the Company, Mr. O’Brien, served as the Vice President of Finance at Fonix Corporation, a speech recognition software company, from January 2003 to January 2007, and as an independent financial consultant from September 2001 to January 2003. Mr. O’Brien is also a licensed Certified Public Accountant and has attained the Certified Management Accountant and Certified Financial Manager designations.

Family Relationships

There are no family relationships among the directors and executive officers.

Involvement in Certain Legal Proceedings

None of the directors or executive officers has, during the past five years:

(a) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b) Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d) Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of our common stock to file reports of ownership and change in ownership with the Securities and Exchange Commission and the exchange on which the common stock is listed for trading. Executive officers, directors and more than ten percent stockholders are required by regulations promulgated under the Exchange Act to furnish us with copies of all Section 16(a) reports filed. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, the Company’s officers, directors and greater than ten percent (10%) shareholders complied with all applicable Section 16(a) filing requirements.

Code of Ethics

The Company adopted a Code of Business Conduct and Ethics as of March 16, 2007, which applies to all employees, including the Company’s directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 10.	EXECUTIVE COMPENSATION

None of our executive officers of the Company prior to the Merger received compensation in excess of $100,000 for the fiscal years ended December 31, 2006, 2005 or 2004, respectively.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2006, 2005 and 2004.

SUMMARY COMPENSATION TABLE

Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert G. Pedersen II CEO & President	2004 2005 2006	- - 40,000	- - 10,000	- - -	- - -	- - -	- - -	- 85,000 (3) -	- 85,000 50,000

Phillip Chipping (1)	2004 2005 2006	- 54,614 98,500	- - -	- - -	- - -	- - -	- - -	- - -	- 54,614 98,500

David Ho Former CFO (4)	2004 2005 2006	- - -	- - -	- 9,600 (2) -	- - -	- - -	- - -	- - -	- 9,600 -

(1)   Effective December 15, 2006, Mr. Chipping resigned his position as an officer and director of the Company.

(2)   We issued 400,000 shares of common stock to Mr. David Ho at $0.001 per share on June 10, 2005 in settlement of $400 of debt. The conversion rate of $0.001 for these issuances was the price determined by considering both the stock price at the time and the great deal of time and effort our officers and directors expended in developing our business plan and establishing the contacts necessary to progress the company thus far. We recorded a non cash charge of $9,600 to Mr. Ho for management compensation to reflect the fair value of the common stock issued to Mr. Ho. These issuances were made by Amerasia Khan Enterprises Ltd. prior to the merger transaction with the Company.

(3)   Represents a consulting fee paid to a company owned by Mr. Pedersen for services rendered through July 2006, but paid in fiscal 2005. In January 2006, Mr. Pedersen purchased a 50% interest in the equity of the Company through an affiliated entity and was appointed Chief Executive Officer and Director of the Company.

(4)   Mr. Ho resigned has an officer and director of the Company prior to the date of this Report. Mr. Ho, a former officer and director, did not receive compensation for his position as an officer of the Company.

LONG-TERM INCENTIVE PLAN AWARDS

We do not currently have any long term incentive plans.

COMPENSATION OF DIRECTORS

Directors do not generally receive cash compensation for their services as directors, but may be reimbursed for expenses incurred in  attending board meetings. During the year ended December 31, 2006, the directors of the Company did not receive any compensation for services as directors.

We intend to adopt a director compensation policy for directors which will include compensation on a per meeting basis or upon appointment which will likely be a combination of cash compensation and stock options.

Stock Option Grants

No stock options were granted to any of the Company’s directors and officers during the Company’s most recent fiscal year ended December 31, 2006.

Exercise of Stock Options and Year-End Option Values

No share purchase options were exercised by the Company’s officers, directors and employees during the fiscal year ended December 31, 2006.

Outstanding Stock Options

The Company currently does not have any outstanding stock options, a stock option plan or an incentive plan; however, the Board of Directors has reserved 725,000 shares of common stock for use in such a plan to be established after the filing of the Form 8-K.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

Neither our Chief Executive Officer, nor our Chief Financial Officer has an employment agreement with the Company. There are no termination or change of control agreements with our executive officers.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 18, 2007, certain information regarding the ownership of the Company’s capital stock by the following persons on such date: each of the directors and executive officers, each person who is known to be a beneficial owner of more than 5% of any class of our voting stock, and all of our officers and directors as a group. Unless otherwise indicated below, to our knowledge, all persons listed below had sole voting and investing power with respect to their shares of capital stock, except to the extent authority was shared by spouses under applicable community property laws.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 18, 2007 were deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and was based upon the number of shares of the Common Stock issued and outstanding, as of March 18, 2007 which was 15,021,142 shares.

Title of Class	Name and Address Of Beneficial Owners (1)	Amount and Nature Of Beneficial Ownership	Percent Of Class (2)
Common Stock	Robert G. Pedersen II, President and Chief Executive Officer (3)	6,785,714	44.35%
Common Stock	Brandon T. O’Brien Chief Financial Officer	0	--
Common Stock	Andrew C. Park 201 Post Street, 11th Floor San Francisco, CA 94108	1,058,235	7.04%
Common Stock	SunCreek, LLC (4) 2873 Tolcate Lane Holladay, Utah 84121	5,285,714	34.53%
Common Stock	Joseph W. and Patricia G. Abrams Family Trust (5)	820,042	5.46%
	All officers, directors and director nominees as a group (2)	6,785,714	44.339%

(1)
Unless otherwise noted, the address for each of the named beneficial owners is: 3855 South 500 West, Suite J, Salt Lake City, Utah, 84115. Unless otherwise indicated, beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and generally includes voting and/or investment power with respect to securities. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty days of March 18, 2007, are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership set forth in the above table, unless otherwise indicated.

(2)	The calculations of percentage of beneficial ownership are based on 15,021,142 shares of common stock outstanding as of March 18, 2007.

(3)
Includes 1,500,000 shares of Common Stock held directly by Mr. Pedersen and 5,000,000 shares of Common Stock held by SunCreek, LLC, an entity wholly owned by Mr. Pedersen. Mr. Pedersen exercises sole voting and investment control over the shares held by SunCreek, LLC. Also includes 285,714 shares subject to issuance upon the conversion of a convertible promissory note in the principal amount of $100,000 owned by SunCreek, LLC. The conversion rate per share under the note is $0.35. The note is due May 15, 2007, if not sooner paid or converted.

(4)
Also includes 285,714 shares subject to issuance upon the conversion of a convertible promissory note in the principal amount of $100,000 owned by SunCreek, LLC. The conversion rate per share under the note is $0.35. The note is due May 15, 2007, if not sooner paid or converted. SunCreek, LLC is an entity wholly owned by Mr. Pedersen. Mr. Pedersen exercises sole voting and investment control over the shares held by SunCreek, LLC. See note 3, above.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In October 2005, the Company executed a nine month consulting agreement with SunCreek, LLC, an entity wholly owned by Robert G. Pedersen II who subsequently became the Company’s Chief Executive Officer. Compensation in the amount of $85,000 was paid under the Agreement as of December 2005. No further compensation is due under the Agreement. The Agreement also provided for the sale by Phillip J. Chipping, the then sole owner of the Company, of 50% of the equity securities of the Company to SunCreek, LLC for the amount of $25,000.

In November 2006, the Company issued a Convertible Note (the “Note”), with an affiliate of the Company’s Chief Executive Officer in the original principal amount of $100,000. The Note is convertible at the holder's option any time up to maturity at a conversion price equal to $0.35 per common share. The Note is due on May 15, 2007, bears interest at 20% per year and is unsecured. Such interest is payable at maturity. The common shares underlying the Note have piggy back registration rights.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description

2.1(2)	Agreement and Plan of Merger Dated February 8, 2007
2.2 (2)	Sale, Assignment, Assumption and Indemnification Agreement dated February 8, 2007
3.1(1)	Articles of Incorporation of Registrant as filed with the State of Nevada
3.2 (1)	Bylaws of Registrant
10.1 (1)	Management Services Agreement dated May 1, 2005
10.2 (1)	Extension of Management Services Agreement dated May 1, 2005
10.3 (1)	Suspension of Management Services Agreement Dated May 1, 2005
10.4 (1)	Academic Regalia Purchase and Rental Agreement Dated June 15, 2005
10.5 (2)	Form of Reseller Agreement
10.6 (2)	Form of License Agreement
10.7 (2)	Form of Distributorship Agreement
10.8 (2)	Distribution Agreement with CareFit USA dated October 3, 2006
10.9 (2)	Distribution Agreement with ENVIOUS dated January 24, 2006
14	Code of Ethics
16 (3)	Letter on Change in Certifying Accountants
31.1	Certification of Chief Executive Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2	Certification of Chief Financial Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002
99.1(2)	Director’s and Officer’s Letter of Resignation by Mr. Johnny Lee and Officer’s Letter of Resignation and Conditional Director’s Resignation from Mr. David Ho to the Board of Directors of Registrant

(1)	Incorporated by Reference from Registrant’s Registration Statement on Form SB-2 filed December 2, 2005, as amended.
(2)	Incorporated by Reference from Registrant’s Current Report on Form 8-K filed on February 9, 2007.
(3)	Incorporated by Reference from Registrant’s Current Report on Form 8-K, as amended, filed on March 22, 2007.

All other exhibits are filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and December 31, 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2006	December 31, 2005

(i) Audit Fees	$64,000	$68,000
(ii) Audit Related Fees	—	—
(iii) Tax Fees	—	—
(iv) All Other Fees	—	—

Total fees	$64,000	$68,000

Audit Fees. Consists of fees billed for professional services rendered for the audit of the financial statements of our company for each such fiscal year and reviews of our interim financial statements.

Audit-Related Fees. Consists of fees billed for items such as registration statement reviews, acquisition audits or audit related consulting.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees. Consist of fees for products and services other than the services reported above.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAGG INCORPORATED

Dated: March 27, 2007	By:	/s/ ROBERT G. PEDERSEN II Robert G. Pedersen II, President, Chief Executive Officer and Director

Dated: March 27, 2007	By:	/s/ BRANDON T. O’BRIEN Brandon T. O’Brien, Chief Financial Officer