Form 10QSB
period 2007-03-31
Zagg INC
filed 2007-05-15
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3855 South 500 West, Suite J
Salt Lake City, Utah 84115
(Address of principal executive offices with zip code)

(801) 263-0699
(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X]  No [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act).
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,168,998 common shares as of May 14, 2007.

ZAGG INCORPORATED
FORM 10-QSB

ZAGG INCORPORATED
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS

Current assets
Cash	$241,097	$468,382
Accounts receivable, net	65,030	121,149
Inventories	115,123	102,522
Prepaid income taxes	44,361	44,361
Prepaid expenses and other current assets	14,009	31,724
Deferred income tax assets	16,796	19,468
Due from employees	4,270	3,714

Total current assets	500,686	791,320

Property and equipment, net	219,776	221,474

Deposits and other assets	37,119	12,119

Intangible assets	50,054	2,340

Total assets	$807,635	$1,027,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Convertible note payable	$-	$250,000
Convertible note payable - officer	-	100,000
Accounts payable	217,332	246,691
Accrued liabilities	12,171	33,573
Accrued wages and wage related expenses	60,584	121,728
Deferred licensing revenue	78,468	86,801
Sales returns liability	24,838	32,000

Total current liabilities	393,393	870,793

Long-term liabilities

Non-current deferred income tax liablility, net	12,363	12,087

Total liabilities	405,756	882,880

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 15,168,995 and 10,175,000 shares issued and outstanding, respectively	15,170	10,175
Additional paid-in capital	640,158	117,075
Retained (deficit) earnings	(253,449)	17,123

Total stockholders' equity	401,879	144,373

Total liabilities and stockholders' equity	$807,635	$1,027,253

See accompanying notes to condensed financial statements.

ZAGG INCORPORATED
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Net sales	$792,849	$524,258
Cost of sales	187,159	161,599

Gross profit	605,690	362,659

Operating expenses:
Salaries and related taxes	308,408	182,736
Consulting	36,500	73,750
Advertising and marketing	161,135	87,541
Other selling, general and administrative	361,748	69,252

Total operating expenses	867,791	413,279

Loss from operations	(262,101)	(50,620)

Other income (expense):
Interest expense	(5,868)	-
Interest and other income	115	141

Total other income (expense)	(5,753)	141

Income before provision for income taxes	(267,854)	(50,479)

Income tax benefit (expense)	(2,718)	-

Net loss	(270,572)	(50,479)

Basic and diluted net loss per common share	$(0.02)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	12,695,638	10,000,000

See accompanying notes to condensed financial statements.

ZAGG INCORPORATED
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities
Net loss	$(270,572)	$(50,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,965	1,000
Deferred income tax (benefit ) expense	2,948	70,798
Changes in assets and liabilities
Accounts receivable	56,119	73,533
Inventory	(12,601)	(34,142)
Due from employees	(556)	(21,575)
Prepaid expenses and other current assets	17,715	-
Other assets	(25,000)	(28,965)
Accounts payable	(76,609)	(28,982)
Accrued liabilities	(21,124)	110,100
Accrued wages and wage related expenses	(61,144)	-
Deferred licensing revenues	(8,333)	-
Sales return liability	(7,162)	-

Net cash (used in) provided by operating activities	(388,354)	91,288

Cash flows from investing activities
Payments for intangible assets	(47,714)	(26,294)
Purchase of property and equipment	(16,267)	-

Net cash used in investing activities	(63,981)	(26,294)

Cash flows from financing activities
Repayments on equipment financing payable	-	(1,396)
Payments on convertible note payable - officer	(50,000)	-
Capital contribution	-	25,000
Proceeds from sale of common stock	275,050	-

Net cash provided by financing activities	225,050	23,604

Net (decrease) increase in cash and cash equivalents	(227,285)	88,598

Cash and cash equivalents at beginning of the period	468,382	25,661

Cash and cash equivalents at end of the period	$241,097	$114,259

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7,288	$-
Cash paid during the period for income taxes	$-	$8,796

See accompanying notes to condensed financial statements.

ZAGG INCORPORATED
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Three Months Ended March 31, 2007:

Issued 714,286 shares of common stock in conversion of convertible note payable.

Issued 147,853 shares of common stock in conversion of convertible note payable - officer and accrued interest.

For the Three Months Ended March 31, 2006:

Capital contribution of $25,000.

See accompanying notes to condensed financial statements.

ZAGG INCORPORATED
Notes to Condensed Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed financial statements of Zagg Incorporated (collectively, the “Company” or “Zagg”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The Company suggests that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-KSB.

These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented.

Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Nature of Operations - Zagg Incorporated was incorporated in the State of Utah on March 24, 2005 as Protective Solutions, Inc.  On January 30, 2006, the Company amended its articles of incorporation and changed its name to ShieldZone Corporation.  On February 8, 2007 we were acquired by an inactive publicly held company, Amerasia Khan Enterprises Ltd. in a transaction accounted for as a recapitalization of the Company.  On March 1, 2007, we redomesticated our operating subsidiary by reincorporating it in the State of Nevada and on that same date we merged that subsidiary into Amerasia Khan Enterprises Ltd, the parent, who was the surviving entity.  In connection with the merger we changed the name of Amerasia Khan Enterprises Ltd. to Zagg Incorporated.  The Company continues to operate the historical business of ShieldZone Corporation and may use the ShieldZone name as a trade name.

The Company has developed and sells, through the Internet and wholesale distribution channels, patent-pending protective shields under the name of the invisibleSHIELD™ for electronic devices.

Business Condition - For the three months ended March 31, 2007 and 2006, the Company generated revenues of $792,849 and $524,258, respectively; incurred net losses of ($270,572) and ($50,479), respectively; and had negative cash flow from operating activities of ($388,354) in 2007 and positive cash flow from operating activities of $91,288 for the three months ended March 31, 2006. As of March 31, 2007, the Company had stockholders’ equity of $401,879, an accumulated deficit of ($253,449), positive working capital of $107,293, accounts payable of $217,332, deferred licensing revenue of $78,468, accrued wages of $60,584, sales returns liability of $24,838 and accrued liabilities of $12,171. On May 8, 2007, the Company obtained an unsecured $200,000 short-term loan from an independent third party. Management believes that existing cash, along with cash generated from the collection of accounts receivable, the sale of products and proceeds from the short-term financing will be sufficient to meet the Company’s cash requirements during the next twelve months.

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

Reserve for Sales Returns and Warranty Liability

Our return policy generally allows our end users and retailers to return purchased products for refund or in exchange for new products within 30 days of end user purchase. The Company estimates a reserve for sales returns and records that reserve amount as a reduction of sales and as a sales return reserve liability. At March 31, 2007 the sales return liability was $24,838.

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company’s prior claims history. Actual warranty costs incurred are charged against the accrual when paid. During the three months ended March 31, 2007 and 2006, warranty expense and the reserve for warranty liability, respectively, was not material.

 Shipping and Handling Costs

Amounts invoiced to customers for shipping and handlings are included in sales and were $64,767 for the three months ended March 31, 2007 and $63,740 for the three months ended March 31, 2006. Actual shipping and handling costs to ship products to our customers are included in cost of sales and were $85,787 for the three months ended March 31, 2007 and $56,234 for the three months ended March 31, 2006.

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements based upon the fair value of such equity instruments granted. As there were no common stock options granted or outstanding in 2007 or 2006, there was no financial effect to the Company upon implementation of SFAS No. 123R.

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

Advertising

Advertising is expensed as incurred. Advertising expenses for the three months ended March 31, 2007 were $161,135 and for the three months ended March 31, 2006 were $87,541.

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

Recent accounting pronouncements

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This Statement provides companies with an option to report selected measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for the Company beginning January 1, 2009. The Company is currently evaluating the impact of this standard.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant material effect on its current or future earnings or operations.

Net (Loss) Income Per Common Share

Basic net (loss) income per share is computed by dividing net (loss) income by weighted average number of shares of common stock outstanding during each period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of March 31, 2007 and 2006, the Company did not have any dilutive securities.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

	Net Loss	Weighted Average Shares	Per Share Amount

Three months ended March 31, 2007:
Basic EPS	$(270,572)	12,695,638	$(0.02)
Effect of common stock equivalents	—	—
Diluted EPS	$(270,572)	12,695,638	$(0.02)

Three months ended March 31, 2006:
Basic EPS	$(50,479)	10,000,000	$(0.01)
Effect of common stock equivalents	—	—
Diluted EPS	$(50,479)	10,000,000	$(0.01)

The calculation above for the three months ended March 31, 2007, excludes the exercise of the 52,500 outstanding warrants as the exercise of these warrants would have an anti-dilutive effect on earnings per share. There were no anti-dilutive instruments outstanding for the three months ended March 31, 2006.

NOTE 2 - RECAPITALIZATION

On February 8, 2007 (the “recapitalization date”), we executed an Agreement and Plan of Merger (the “Merger Agreement”) by and between Amerasia Khan Enterprises Ltd. (a public shell), now known as Zagg Incorporated, and its wholly-owned subsidiary, SZC Acquisition Inc., a Nevada corporation (“Subsidiary”) on the one hand and ShieldZone Corporation, (“ShieldZone”) a Utah corporation, on the other hand. Pursuant to the Merger Agreement, Subsidiary was merged into ShieldZone with ShieldZone surviving the merger. In consideration, the stockholders of ShieldZone received 10,175,000 shares of Amerasia Khan Enterprises Ltd., now known as Zagg Incorporated, common stock which was approximately 69% of the total common shares outstanding just subsequent to the merger but before the simultaneous sale of 785,856 common shares for $275,000 ($0.35 per share) and conversion of a $250,000 convertible promissory note for 714,286 common shares. The Company also issued warrants in conjunction with the sale of the 785,856 common shares and the raise and conversion of the $250,000 convertible promissory note. The Company issued warrants as a fee to purchase 52,500 shares of our common stock at an exercise price of $0.35. These warrants may be exercised until March 18, 2012, at which time they will expire if not exercised. The warrant holders also have piggyback registration rights. In connection with the merger/recapitalization, the Company is deemed to have issued 4,600,000 common shares to the original stockholders’ of Amerasia Khan Enterprises Ltd. Subsequent to the merger/recapitalization, 1,254,000 shares owned by certain original shareholders of Amerasia Khan Enterprises Ltd. were cancelled.

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

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts Receivable at March 31, 2007 and December 31, 2006 was as follows:

	March 31, 2007	December 31, 2006

Accounts receivable	$85,223	$141,342
Less: Allowance for doubtful accounts	(20,193)	(20,193)
Accounts Receivable, net	$65,030	$121,149

Bad debt expense for the three months ended March 31, 2007 was $0.

NOTE 4 - INVENTORIES

At March 31, 2007 and December 31, 2006 inventories consisted of the following:

	March 31, 2007	December 31, 2006

Finished Goods	$44,796	$67,257
Raw Materials	70,327	35,265
	$115,123	$102,522

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2007 and December 31, 2006, property and equipment consisted of the following:

	Useful Lives	March 31, 2007	December 31, 2006
Computer Equipment and Software	3 to 5 years	$68,512	$58,790
Office Equipment	3 to7 years	58,407	58,407
Furniture and Fixtures	7 years	15,950	9,405
Automobiles	5 years	47,063	47,063
Leasehold improvements	1 to 3.13 years	91,637	91,637

		281,569	265,302
Less Accumulated Depreciation		(61,793)	(43,828)

		$219,776	$221,474

Depreciation expense was $17,965 for the three months ended March 31, 2007 and $1,000 for the three months ended March 31, 2006.

NOTE 6 - INTANGIBLE ASSETS

At March 31, 2007, intangible assets consist of legal fees paid in connection with the Company’s patent application of $7,935 and the purchase of the Company’s website address of $42,119. As of March 31, 2007, the patent had not been granted. Accordingly, the Company has not begun to amortize the patent costs and will begin amortizing the patent over the legal life of the patent, when the patent is granted. The Company has determined that the intangible asset related to the website address is an indefinite lived intangible and no amortization has been recognized.

NOTE 7 - STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2007, the Company issued 785,856 shares of its common stock in a private placement wherein the Company received $275,050 and paid fees of $47,250.

The Company currently does not have any outstanding stock options, a stock option plan or an incentive plan. The Board of Directors has reserved 725,000 shares of common stock for use in such a plan to be established in 2007.

NOTE 8 - CONVERTIBLE NOTE PAYABLE - OFFICER

In November 2006, the Company entered into a convertible note with an affiliate of the Company’s Chief Executive Officer in the original principal amount of $100,000. The note was convertible at the holder's option any time up to maturity at a conversion price equal to $0.35 per common share. The note was due on May 15, 2007, bore interest at 20% per year and was unsecured. The common shares underlying the note have piggy back registration rights. During the three months ended March 31, 2007 the Company repaid $50,000 of the principal balance of the note. In addition, the remaining $50,000 of principal plus accrued interest of $1,749 was converted into 147,853 shares of the Company’s common stock.

The note was a conventional convertible instrument and the Company evaluated the conversion feature and determined that there was not a separate derivative instrument associated with the note and no derivative liability was recognized. The Company determined that there was no beneficial conversion feature associated with the note as the conversion price was equal to the deemed market value on the date of grant.

NOTE 9 - CONVERTIBLE NOTE PAYABLE

On December 27, 2006, the Company entered into a Secured Convertible Note Purchase Agreement (the “Convertible Note Agreement”). Pursuant to the Convertible Note Agreement, the Company issued a convertible note to an unrelated investor in the original principal amount of $250,000. The note was convertible at the holder's option any time up to maturity at a conversion price equal to $0.35 per common share. The note was due on March 1, 2007, bore interest at 4% per year, and was secured by substantially all of the assets of the Company. Interest was payable at maturity and was computed on the basis of a 360-day year. In February 2007, the note holder converted the principal balance of the note into 714,286 shares of the Company’s common stock.

The note was a conventional convertible instrument and the Company evaluated the conversion feature and determined that there was not a separate derivative instrument associated with the note and no derivative liability was recognized. The Company determined that there was no beneficial conversion feature associated with the note as the conversion price was equal to the deemed market value on the date of grant.

The weighted average interest rate for the two notes discussed above was 8.57%.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE 11 - SUBSEQUENT EVENTS

On May 8, 2007, the Company entered into a promissory note agreement with an unrelated third party in the amount of $200,000. The note bears interest at an annual percentage rate of 18% and is due and payable on August 15, 2007. The Company is required to make interest only payments on the first of each month beginning June 1, 2007. The Company also issued 100,000 warrants with an exercise price of $0.50. The warrants expire on May 30, 2012 and are exercisable any time at the option of the warrant holder.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

Recent Merger Transactions

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

Our Business

We custom-design, market and sell a form of protective covering for consumer electronic and hand held devices. Our key product “invisibleSHIELD”™ is made from a protective, film-like covering that was developed originally to protect the leading edges of rotary blades of military helicopters. We determined that this same film product could be configured to fit onto the surface of electronic devices and marketed to consumers for use in protecting such devices from everyday wear and tear including scratches, scrapes, debris and other surface blemishes. The film also permits touch sensitivity, meaning it can be used on devices that have a touch-screen interface. The invisibleSHIELD film material is highly reliable and durable since it was originally developed for use in a high friction, high velocity, aerospace context. The film provides long lasting protection for the surface of electronic devices subject to normal wear and tear. The film is a form of polyurethane substance, akin to a very thin, pliable, flexible and durable clear plastic that adheres to the surface and shape of the object it is applied to.

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

Recently Issued Accounting Pronouncements

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This Statement provides companies with an option to report selected measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for us beginning January 1, 2009. We are currently evaluating the impact of this standard.

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operation, financial position or cash flows. Based on that review, we believe that none of these pronouncements will have a significant material effect on our current or future earnings or operations.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Net sales

Net sales for the quarter ended March 31, 2007 were $792,849 as compared to net sales of $524,258 for the quarter ended March 31, 2006, an increase of $268,591 or 51%.

The significant increase in product sales is mainly attributed to continued strong sales of our invisibleSHIELD product with approximately 60% of our product being sold through our website to retail customers, 18% being sold through mall carts, 14% to wholesale distributors and 8% from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping costs. For the quarter ended March 31, 2007, cost of sales amounted to $187,159 or approximately 24% of net sales as compared to cost of sales of $161,599 or 30% of net sales for quarter ended March 31, 206. The decrease in cost of sales as a percentage of net revenues for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 is attributable to better overall pricing on raw materials purchases.

Gross profit

Gross profit for the quarter ended March 31, 2007 was $605,690 or approximately 76% of net sales as compared to $362,659 or approximately 69% of net sales for the quarter ended March 31, 2006. The increase in gross profit percentage was attributable to decreased costs associated with raw materials and changes in sales mix from distributor sales to retail and cart sales. There are no assurances that we will continue to recognize similar gross profit margin in the future.

Operating expenses

Total operating expenses for the quarter ended March 31, 2007 were $867,791, an increase of $454,512 from total operating expenses for the quarter ended March 31, 2006 of $413,279. The increases are primarily attributable to the following:

•
For the quarter ended March 31, 2007, salaries and related taxes increased by $125,672 to $308,408 from $182,736 for the quarter ended March 31, 2006 due to the hiring of staff to implement our business plan.

•
For the quarter ended March 31, 2007, consulting expense was $36,500, a decrease of $37,250 from the expense recognized for the quarter ended March 31, 2006 of $73,500. The decrease is primarily due to approximately $63,000 that was paid to a consultant who then became our president in 2006, partially offset by expenses incurred related to the hiring of key personnel during the quarter ended March 31, 2007 of $24,000 and payments to a consulting firm for website optimization of $10,000.

•
For the quarter ended March 31, 2007, marketing, advertising and promotion expenses were $161,135, an increase of $73,594 as compared to $87,541 for the quarter ended March 31, 2007. This increase is attributable to an increase in our marketing efforts as we roll out product and implement our business plan. We expect our marketing and advertising expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training. During fiscal 2007, we intend to significantly expand our marketing efforts related to our products.

•
For the quarter ended March 31, 2007, other selling, general and administrative expenses were $361,748 as compared to $69,252 for the quarter ended March 31, 2006. The increase was attributable to the increase in operations as we implement our business plan and is summarized below:

	2007	2006
Professional fees	$210,192	$1,375
Contract labor	20,498	--
Insurance	12,975	3,533
Depreciation	17,965	1,000
Rent	21,120	10,444
Travel and entertainment	16,152	7,071
Telephone and utilities	12,847	7,422
Printing expenses	9,699	5,755
Office supplies	14,018	8,194
Credit card and bank fees	15,690	14,991
Other	10,592	9,467
Total	$361,748	$69,252

(Loss) income from operations

We reported loss from operations of ($262,101) for the quarter ended March 31, 2007 as compared to loss from operations of ($50,620) for the quarter ended March 31, 2006, a decrease of $211,481. The decreased loss from operations in for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 is primarily attributable to overall cost increases associated with executing our business plan and professional fees incurred as a result of the recapitalization transaction of $210,192.

Other income (expense)

For the quarter ended March 31, 2007, total other expense was $5,753 compared to other income of $141 for the quarter ended March 31, 2006. The decrease is primarily attributed to interest expense related to the convertible debt of $5,868.

Net (loss) income

As a result of these factors, we reported a net loss of ($270,572) or ($0.02) per share for the quarter ended March 31, 2007 as compared to a net loss of ($50,479) or ($0.01) per share for the quarter ended March 31, 2006.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its liabilities and otherwise operate on an ongoing basis.

At March 31, 2007, we had a cash balance of $241,097.

Our working capital position increased by $187,266 to working capital of $107,293 at March 31, 2007 from a working capital deficit of ($79,473) at December 31, 2006. This increase in working capital is primarily attributable to the overall decreases in current liabilities including decreased convertible notes payable of $250,000, decreased convertible note payable - officer of $100,000 and decreased wages payable of $61,144, partially offset by decreased cash balance of $227,285 and decreased accounts receivable balance of $56,119.

Net cash used in operating activities for the quarter ended March 31, 2007 was ($388,354) as compared to cash provided by operating activities of $91,288 for the quarter ended March 31, 2006. For the quarter ended March 31, 2007, net cash used in operating activities was attributable primarily to our net loss of ($270,572), decreased accounts payable of $76,609, decreased accrued wages and wage related expenses of $61,144, increased other assets of $25,000, increased inventory of $12,601, decreased deferred licensing revenues of $8,333 and decreased sales returns liability of $7,162, partially offset by collection of accounts receivable of $56,119, decreased prepaid expenses of $17,715 and non-cash depreciation expense of $17,965

Net cash used in investing activities for the three months ended March 31, 2007 was ($63,981) attributable to the purchase of property and equipment of $16,267 and payments for intangible assets of $47,714

Net cash provided by financing activities was $225,050 for the quarter ended March 31, 2007 was attributable to proceeds from the sale of common stock of $275,050 partially offset by repayments of convertible debt - officer of $50,000.

We reported a net decrease in cash for the quarter ended March 31, 2007 of $227,285.

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

On May 8, 2007, we entered into a promissory note agreement with an unrelated third party in the amount of $200,000. The note bears interest at an annual percentage rate of 18% and is due and payable on August 15, 2007. We are required to make interest only payments on the first of each month beginning June 1, 2007. We also issued 100,000 warrants with an exercise price of $0.50. These warrants are exercisable at the warrant holder’s option any time up through May 30, 2012.

Off Balance Sheet Arrangements

As of March 31, 2007, there were no off balance sheet arrangements.

Item 3.	Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Robert G. Pedersen II, and Chief Financial Officer, Mr. Brandon T. O’Brien. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007.

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

The Company is not presently party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 8, 2007, the Company issued and sold 785,856 shares of Common Stock to accredited investors. The shares were sold at a price per share of $0.35 for aggregate proceeds of $275,050 less fees paid to Empire Financial Group to facilitate the placement. The Company also issued warrants exercisable until March 18, 2012 to purchase 53,500 shares of the Common Stock at an exercise price of $0.35 per share. These securities have piggy back registration rights. The shares were issued pursuant to an exemption from registration provided by Rule 506 of Regulation D, as they were issued without any form of general solicitation or general advertising and the purchases qualified as accredited investors and accepted the shares for their personal accounts and not with a view towards distribution.

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

During the current reporting period, the Company repaid $50,000 of the principal balance of a $100,000 note issued in November 2006 to an affiliate of the Company’s Chief Executive Officer, and the remaining $50,000 of principal plus accrued interest of $1,749 was converted into 147,853 shares of Common Stock. A third party also converted a $250,000 note into 714,286 shares of Common Stock during the current reporting period.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2007.

Item 5.	Other Information

None.

Item 6.	Exhibits

a.	Exhibits: The following Exhibits are filed with this Form 10-QSB pursuant to Item 601(a) of Regulation S-K:

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZAGG INCORPORATED

Date: May 15, 2007	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II,
President and Chief Executive Officer

Date: May 15, 2007	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer
(Principal financial officer)