Form 10QSB
period 2007-06-30
Zagg INC
filed 2007-08-08
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007, or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3855 South 500 West, Suite J
Salt Lake City, Utah 84115
(Address of principal executive offices with zip code)

(801) 263-0699
(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,943,995 common shares as of August 7, 2007.

ZAGG INCORPORATED
FORM 10-QSB

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ZAGG INCORPORATED
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS

Current assets
Cash	$993,380	$468,382
Accounts receivable, net	64,427	121,149
Inventories	152,922	102,522
Prepaid income taxes	44,361	44,361
Prepaid advertising	124,076	-
Prepaid expenses and other current assets	182,811	31,724
Deferred income tax assets	16,796	19,468
Due from employees	-	3,714

Total current assets	1,578,773	791,320

Property and equipment, net	226,629	221,474

Deposits and other assets	37,119	12,119

Intangible assets	50,054	2,340

Total assets	$1,892,575	$1,027,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Convertible note payable	$-	$250,000
Convertible note payable - officer	-	100,000
Notes payable	250,000	-
Advance on financing transaction	800,000	-
Accounts payable	268,994	246,691
Accrued liabilities	9,164	33,573
Accrued wages and wage related expenses	68,272	121,728
Deferred licensing revenue	99,300	86,801
Sales returns liability	15,483	32,000

Total current liabilities	1,511,213	870,793

Long-term liabilities

Non-current deferred income tax liablility, net	12,361	12,087

Total liabilities	1,523,574	882,880

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
15,168,995 and 10,175,000 shares issued and outstanding, respectively	15,170	10,175
Additional paid-in capital	655,189	117,075
Retained (deficit) earnings	(301,358)	17,123

Total stockholders' equity	369,001	144,373

Total liabilities and stockholders' equity	$1,892,575	$1,027,253

See accompanying notes to condensed financial statements.

ZAGG INCORPORATED
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net sales	$804,458	$638,253	$1,597,306	$1,162,511
Cost of sales	203,672	182,623	390,831	344,222

Gross profit	600,786	455,630	1,206,475	818,289

Operating expenses:
Salaries and related taxes	346,035	223,615	654,443	406,351
Consulting	2,000	-	38,500	73,750
Advertising and marketing	78,651	73,760	239,786	161,301
Other selling, general and administrative	206,539	126,898	568,287	196,150

Total operating expenses	633,225	424,273	1,501,016	837,552

(Loss) income from operations	(32,439)	31,357	(294,541)	(19,263)

Other (expense) income:
Interest expense	(20,231)	-	(26,099)	-
Interest and other income	3,969	6,819	4,085	6,960

Total other (expense) income	(16,262)	6,819	(22,014)	6,960

(Loss) ncome before benefit (provision) for income taxes	(48,701)	38,176	(316,555)	(12,303)

Income tax benefit (expense)	408	-	(2,310)	-

Net (loss) income	(48,293)	38,176	(318,865)	(12,303)

Basic and diluted net (loss) income per common share	$(0.00)	$0.00	$(0.02)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	15,168,995	10,000,000	14,596,739	10,000,000

See accompanying notes to condensed financial statements.

ZAGG INCORPORATED
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities
Net loss	$(318,865)	$(12,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,976	1,750
Deferred income tax (benefit) expense	2,946	57,730
Changes in assets and liabilities
Accounts receivable	56,722	87,955
Inventory	(50,400)	(30,299)
Due from employees	3,714	(33,138)
Prepaid advertising	(124,076)	-
Prepaid expenses and other current assets	(101,087)	(2,507)
Other assets	(25,000)	(1,645)
Accounts payable	(24,947)	56,148
Accrued liabilities	(8,716)	59,136
Accrued wages and wage related expenses	(53,456)	-
Deferred licensing revenues	12,499	-
Sales return liability	(16,517)	-

Net cash (used in) provided by operating activities	(610,207)	182,827

Cash flows from investing activities
Payments for intangible assets	(47,714)	(123,466)
Purchase of property and equipment	(42,131)	-

Net cash used in investing activities	(89,845)	(123,466)

Cash flows from financing activities
Repayments on equipment financing payable	-	(7,376)
Proceeds from advance on financing transaction	800,000	-
Proceeds from related party notes payable	-	30,063
Proceeds from notes payable	200,000	-
Payments on convertible note payable - officer	(50,000)	-
Capital contribution	-	25,000
Proceeds from sale of common stock	275,050	-

Net cash provided by financing activities	1,225,050	47,687

Net (decrease) increase in cash and cash equivalents	524,998	107,048

Cash and cash equivalents at beginning of the period	468,382	25,661

Cash and cash equivalents at end of the period	$993,380	$132,709

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$12,605	$-
Cash paid during the period for income taxes	$-	$8,796

See accompanying notes to condensed financial statements.

ZAGG INCORPORATED
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Six Months Ended June 30, 2007:

Issued 714,286 shares of common stock in conversion of convertible note payable.

Issued 147,853 shares of common stock in conversion of convertible note payable - officer and accrued interest.

For the Six Months Ended June 30, 2006:

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

Operating results for the six months ended June 30, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Company has developed and sells, through the Internet and wholesale distribution channels, patent-pending protective shields under the name of the invisibleSHIELD™ for electronic devices and other electronics accessories.

Business Condition - For the three months ended June 30, 2007 and 2006, the Company generated revenues of $804,458 and $638,253, respectively and incurred a net loss of ($48,293) and net income of $38,176, respectively. For the six months ended June 30, 2007 and 2006, the Company generated revenues of $1,597,306 and $1,162,511, respectively and incurred net losses of ($318,865) and ($12,303), respectively, and had negative cash flow from operating activities of ($610,207) for the six months ended June 30, 2007 and positive cash flow from operating activities of $182,827 for the six months ended June 30, 2006. As of June 30, 2007, the Company had stockholders’ equity of $369,001, an accumulated deficit of ($301,358), working capital of $67,560, advance on financing transaction of $800,000, accounts payable of $268,994, notes payable of $250,000, deferred licensing revenue of $99,300, accrued wages of $68,272, sales returns liability of $15,483 and accrued liabilities of $9,164. Management believes that existing cash, along with cash generated from the collection of accounts receivable, the sale of products and proceeds from the short-term financing will be sufficient to meet the Company’s cash requirements during the next twelve months.

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

Reserve for Sales Returns and Warranty Liability

Our return policy generally allows our end users and retailers to return purchased products for refund or in exchange for new products within 30 days of end user purchase. The Company estimates a reserve for sales returns and records that reserve amount as a reduction of sales and as a sales return reserve liability. At June 30, 2007 the sales return liability was $15,483.

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company’s prior claims history. Actual warranty costs incurred are charged against the accrual when paid. During the three and six months ended June 30, 2007 and 2006, warranty expense and the reserve for warranty liability, respectively, was not material.

 Shipping and Handling Costs

Amounts invoiced to customers for shipping and handling are included in sales and were $118,198 for the six months ended June 30, 2007 and $113,869 for the six months ended June 30, 2006. Actual shipping and handling costs to ship products to our customers are included in cost of sales and were $160,165 for the six months ended June 30, 2007 and $124,186 for the six months ended June 30, 2006.

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

Advertising

General advertising is expensed as incurred. Advertising expenses for the six months ended June 30, 2007 were $239,786 and for the six months ended June 30, 2006 were $161,301. The Company capitalizes expenses related to its direct marketing campaign under the guidance of Statement of Position 93-7 Reporting on Advertising Costs (“SOP 93-7”). The company has capitalized $124,076 as prepaid advertising related to the direct marketing campaign, these costs relate to the production of an infomercial spotlighting the invisibleSHIELD product line. The Company plans to begin the direct marketing campaign during the third quarter of 2007, at which time the Company will begin to amortize these prepaid advertising costs as prescribed by SOP 93-7.

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

Net (Loss) Income Per Common Share

Basic net (loss) income per share is computed by dividing net (loss) income by weighted average number of shares of common stock outstanding during each period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2007 and 2006, the Company did not have any dilutive securities.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS for the three and six months ended June 30, 2007 and 2006:
	Net Loss	Weighted Average Shares	Per Share Amount
Three months ended June 30, 2007:
Basic EPS	$(48,293)	15,168,995	$(0.00)
Effect of common stock equivalents	—	—
Diluted EPS	$(48,293)	15,168,995	$(0.00)

Three months ended June 30, 2006:
Basic EPS	$38,176	10,000,000	$0.00
Effect of common stock equivalents	—	—
Diluted EPS	$38,176	10,000,000	$0.00

	Net Loss	Weighted Average Shares	Per Share Amount
Six months ended June 30, 2007:
Basic EPS	$(318,865)	14,596,739	$(0.02)
Effect of common stock equivalents	—	—
Diluted EPS	$(318,865)	14,596,739	$(0.02)

Six months ended June 30, 2006:
Basic EPS	$(12,303)	10,000,000	$(0.00)
Effect of common stock equivalents	—	—
Diluted EPS	$(12,303)	10,000,000	$(0.00)

The calculation above for the three and six months ended June 30, 2007, excludes the exercise of the 152,500 outstanding warrants as the exercise of these warrants would have an anti-dilutive effect on earnings per share. There were no anti-dilutive instruments outstanding for the three or six months ended June 30, 2006.

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

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts Receivable at June 30, 2007 and December 31, 2006 was as follows:

	June 30, 2007	December 31, 2006

Accounts receivable	$84,620	$141,342
Less: Allowance for doubtful accounts	(20,193)	(20,193)
Accounts Receivable, net	$64,427	$121,149

Bad debt expense for the six months ended June 30, 2007 was $0.

NOTE 4 - INVENTORIES

At June 30, 2007 and December 31, 2006 inventories consisted of the following:

	June 30, 2007	December 31, 2006

Finished Goods	$44,823	$67,257
Raw Materials	108,099	35,265
	$152,922	$102,522

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 2007 and December 31, 2006, property and equipment consisted of the following:

	Useful Lives	June 30, 2007	December 31, 2006
Computer Equipment and Software	3 to 5 years	$84,623	$58,790
Office Equipment	3 to7 years	62,606	58,407
Furniture and Fixtures	7 years	21,504	9,405
Automobiles	5 years	47,063	47,063
Leasehold improvements	1 to 3.13 years	91,637	91,637

		307,433	265,302
Less Accumulated Depreciation		(80,804)	(43,828)

		$226,629	$221,474

Depreciation expense was $36,976 for the six months ended June 30, 2007 and $1,750 for the six months ended June 30, 2006.

NOTE 6 - INTANGIBLE ASSETS

At June 30, 2007, intangible assets consist of legal fees paid in connection with the Company’s patent application of $7,935 and the purchase of the Company’s website address of $42,119. As of June 30, 2007, the patent had not been granted. Accordingly, the Company has not begun to amortize the patent costs and will begin amortizing the patent over the legal life of the patent, when the patent is granted. The Company has determined that the intangible asset related to the website address is an indefinite lived intangible and no amortization has been recognized.

NOTE 7 - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2007, the Company issued 785,856 shares of its common stock in a private placement wherein the Company received $275,050 and paid fees of $47,250, 714,286 shares of its common stock in conversion of a note payable with a face amount of $250,000 and 147,853 shares of its common stock in conversion of a notes payable in the amount of $50,000.

The Company currently does not have any outstanding stock options, a stock option plan or an incentive plan. The Board of Directors has reserved 800,000 shares of common stock for use in such a plan to be established in 2007.

NOTE 8 - CONVERTIBLE NOTE PAYABLE - OFFICER

In November 2006, the Company entered into a convertible note with an affiliate of the Company’s Chief Executive Officer in the original principal amount of $100,000. The note was convertible at the holder's option any time up to maturity at a conversion price equal to $0.35 per common share. The note was due on May 15, 2007, bore interest at 20% per year and was unsecured. The common shares underlying the note have piggy back registration rights. In March 2007, the Company repaid $50,000 of the principal balance of the note. In addition, the remaining $50,000 of principal plus accrued interest of $1,749 was converted into 147,853 shares of the Company’s common stock.

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

NOTE 10 - NOTES PAYABLE

On May 8, 2007, the Company entered into a promissory note agreement with an unrelated third party in the amount of $200,000. The note bears interest at an annual percentage rate of 18% and is due and payable on August 15, 2007. The Company is required to make interest only payments on the first of each month beginning June 1, 2007. The Company also issued 100,000 warrants with an exercise price of $0.50. The warrants expire on May 30, 2012 and are exercisable any time at the option of the warrant holder. The Company recorded a discount on the note payable of $15,031 as that was the value of the warrants as calculated using the Black-Scholes valuation model. The discount has been amortized as additional interest expense in the accompanying statements.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE 12 - SUBSEQUENT EVENTS

Effective July 10, 2007, the Company sold 1,975,000 shares of its common stock and issued 987,500 warrants with an exercise price of $1.30 to accredited investors for aggregate proceeds of $1,975,000, less fees of $177,750. The warrants expire on July 10, 2012 and are exercisable any time at the option of the warrant holder. Pursuant to a registration rights agreement, the Company agreed to file a registration statement covering the resale of the common stock and the shares of common stock underlying the warrants no later than 30 days from the closing of the offering. The Company also issued an additional 197,500 warrants with an exercise price of $1.30 to the placement agent and its designees as a placement fee. The Company received $800,000 of these funds prior to June 30, 2007 and has reflected the receipt of the funds in the accompanying financial statements as an advance on financing transaction.

On July 24, 2007, the Company issued 800,000 shares of its common stock to employees and affiliates of the Company under its Stock Option and Stock Grant plan. These shares were valued at $1.00 per share and recognized as compensation expense.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Net sales

Net sales for the quarter ended June 30, 2007 were $804,458 as compared to net sales of $638,253 for the quarter ended June 30, 2006, an increase of $166,205 or 26%.

The significant increase in product sales is mainly attributed to continued strong sales of our invisibleSHIELD product with approximately 57% of our product being sold through our website to retail customers, 24% being sold through mall carts, 13% to wholesale distributors and 6% from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping costs. For the quarter ended June 30, 2007, cost of sales amounted to $203,672 or approximately 25% of net sales as compared to cost of sales of $182,623 or 28% of net sales for quarter ended June 30, 2007. The decrease in cost of sales as a percentage of net revenues for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006 is attributable to better overall pricing on raw materials purchases and decreased packaging costs.

Gross profit

Gross profit for the quarter ended June 30, 2007 was $600,786 or approximately 75% of net sales as compared to $455,630 or approximately 72% of net sales for the quarter ended June 30, 2006. The increase in gross profit percentage was attributable to decreased costs associated with raw materials and packaging and changes in sales mix from distributor sales to retail and cart sales. There are no assurances that we will continue to recognize similar gross profit margin in the future.

Operating expenses

Total operating expenses for the quarter ended June 30, 2007 were $633,225, an increase of $208,952 from total operating expenses for the quarter ended June 30, 2006 of $424,273. The increases are primarily attributable to the following:

•
For the quarter ended June 30, 2007, salaries and related taxes increased by $122,420 to $346,035 from $223,615 for the quarter ended June 30, 2006 due to the hiring of additional staff to implement our business plan.

•
For the quarter ended June 30, 2007, consulting expense was $2,000, an increase of $2,000 from the quarter ended June 30, 2006. The increase relates to consulting expenses paid to a consultant who assisted us in opening additional mall carts during the quarter ended June 30, 2007.

•
For the quarter ended June 30, 2007, marketing and advertising expenses were $78,651, an increase of $4,891 as compared to $73,760 for the quarter ended June 30, 2006. This increase is attributable to an increase in our marketing efforts as we roll out product and implement our business plan. The primary marketing expenditures continue to be in web advertising and search engine optimization. We also spent approximately $19,000 during the quarter to redesign our consumer packaging. We expect our marketing and advertising expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training. During fiscal 2007, we intend to significantly expand our marketing efforts related to our products.

•
For the quarter ended June 30, 2007, other selling, general and administrative expenses were $206,539 as compared to $126,898 for the quarter ended June 30, 2006, an increase of $79,641. The increase was attributable to the increase in operations as we implement our business plan and is summarized below:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Professional fees	$14,669	$3,512
Contract labor	19,732	12,510
Insurance	15,188	6,985
Depreciation	19,010	750
Rent	33,871	12,399
Travel and entertainment	23,689	7,350
Telephone and utilities	10,468	7,154
Printing expenses	9,952	11,769
Office supplies	10,122	17,290
Credit card and bank fees	20,123	8,452
Promotion	537	27,676
Other	29,178	11,051
Total	$206,539	$126,898

(Loss) income from operations

We reported loss from operations of ($32,439) for the quarter ended June 30, 2007 as compared to income from operations of $31,357 for the quarter ended June 30, 2006, a decrease of $63,796. The loss from operations for the quarter ended June 30, 2007 as compared to income from operations the quarter ended June 30, 2006 is primarily attributable to overall cost increases associated with executing our business plan including increased salaries and related taxes of $122,420, increased rent expense of $21,472, increased travel and entertainment expense of $16,339 and increased professional fees of $11,157, partially offset by decreased promotion expense of $27,159 and decreased office supplies expense of $7,168.

Other income (expense)

For the quarter ended June 30, 2007, total other expense was ($16,262) compared to other income of $6,819 for the quarter ended June 30, 2006. The decrease is primarily attributed to interest expense related to the notes payable of ($5,200), amortization of the discount on notes payable of ($15,031) and reduced interest income.

Net (loss) income

As a result of these factors, we reported a net loss of ($48,293) or ($0.00) per share for the quarter ended June 30, 2007 as compared to net income of $38,176 or $0.00 per share for the quarter ended June 30, 2006.

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Net sales

Net sales for the six months ended June 30, 2007 were $1,597,306 as compared to net sales of $1,162,511 for the six months ended June 30, 2006, an increase of $434,795 or 37%.

The significant increase in product sales is mainly attributed to continued strong sales of our invisibleSHIELD product with approximately 59% of our product being sold through our website to retail customers, 20% being sold through mall carts, 14% to wholesale distributors and 7% from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping costs. For the six months ended June 30, 2007, cost of sales amounted to $390,831 or approximately 24% of net sales as compared to cost of sales of $344,222 or 29% of net sales for six months ended June 30, 2007. The decrease in cost of sales as a percentage of net revenues for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006 is attributable to better overall pricing on raw materials purchases and decreased packaging costs.

Gross profit

Gross profit for the six months ended June 30, 2007 was $1,206,475 or approximately 76% of net sales as compared to $818,289 or approximately 71% of net sales for the six months ended June 30, 2006. The increase in gross profit percentage was attributable to decreased costs associated with raw materials and packaging and changes in sales mix from distributor sales to retail and cart sales. There are no assurances that we will continue to recognize similar gross profit margin in the future.

Operating expenses

Total operating expenses for the six months ended June 30, 2007 were $1,501,016, an increase of $663,464 from total operating expenses for the six months ended June 30, 2006 of $837,552. The increases are primarily attributable to the following:

•
For the six months ended June 30, 2007, salaries and related taxes increased by $248,092 to $654,443 from $406,351 for the six months ended June 30, 2006 due to the hiring of key management personnel and additional staff to implement our business plan.

•
For the six months ended June 30, 2007, consulting expense was $38,500, a decrease of $35,250 from the expense recognized for the six months ended June 30, 2006 of $73,750. The decrease is primarily due to approximately $63,000 that was paid to a consultant who then became our president in 2006, partially offset by expenses incurred related to the hiring of key personnel during the six months ended June 30, 2007 of $24,000 and payments to a consulting firm for website optimization of $10,000.

•
For the six months ended June 30, 2007, marketing and advertising expenses were $239,786, an increase of $78,485 as compared to $161,301 for the six months ended June 30, 2007. This increase is attributable to an increase in our marketing efforts as we roll out product and implement our business plan. The primary marketing expenditures continue to be in web advertising and search engine optimization. We also spent approximately $28,000 on television advertising and $19,000 during the quarter to redesign our consumer packaging. We expect our marketing and advertising expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training. During fiscal 2007, we intend to significantly expand our marketing efforts related to our products.

•
For the six months ended June 30, 2007, other selling, general and administrative expenses were $568,287 as compared to $196,150 for the six months ended June 30, 2006. The increase was attributable to the increase in operations as we implement our business plan and is summarized below:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Professional fees	$222,445	$4,887
Contract labor	40,230	7,801
Insurance	28,162	10,293
Depreciation	36,975	1,750
Rent	54,992	22,842
Travel and entertainment	39,048	15,162
Telephone and utilities	23,267	14,576
Printing expenses	19,651	17,525
Office supplies	24,140	25,484
Credit card and bank fees	36,013	23,443
Promotion	14,445	28,168
Other	28,919	24,219
Total	$568,287	$196,150

(Loss) income from operations

We reported loss from operations of ($294,541) for the six months ended June 30, 2007 as compared to loss from operations of ($19,263) for the six months ended June 30, 2006, a decrease of $275,278. The increased loss from operations in for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 primarily attributable to overall cost increases associated with executing our business plan and professional fees incurred as a result of the recapitalization transaction of $217,558.

Other income (expense)

For the six months ended June 30, 2007, total other expense was ($22,014) compared to other income of $6,960 for the six months ended June 30, 2006. The decrease is primarily attributed to interest expense related to the convertible debt of ($5,868), interest on notes payable of ($5,200) and accretion of the discount on notes payable of ($15,031).

Net (loss) income

As a result of these factors, we reported a net loss of ($318,865) or ($0.02) per share for the six months ended June 30, 2007 as compared to a net loss of ($12,303) or ($0.00) per share for the six months ended June 30, 2006.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its liabilities and otherwise operate on an ongoing basis.

At June 30, 2007, we had a cash balance of $993,380.

Our working capital position increased by $147,033 to working capital of $67,560 at June 30, 2007 from a working capital deficit of ($79,473) at December 31, 2006. This increase in working capital is primarily attributable to the overall increased current assets including cash of $524,998, prepaid expenses of $151,087, increased prepaid advertising of $124,076 and increased inventories of $50,400 partially offset by decreased accounts payable of $56,722 and deferred income tax assets of $2,762 combined with the overall increase in current liabilities of $640,420 primarily attributable to the advance on financing transaction of $800,000 and increased notes payable of $250,000 partially offset by decreased note payable of $250,000, decreased convertible note payable - officer of $100,000 and decreased wages payable of $53,456.

Net cash used in operating activities for the six months ended June 30, 2007 was ($610,207) as compared to cash provided by operating activities of $182,827 for the six months ended June 30, 2006. For the six months ended June 30, 2007, net cash used in operating activities was attributable primarily to our net loss of ($318,865), increased prepaid advertising of $124,076, increased prepaid expenses and other current assets of $101,087, decreased accrued wages and wage related expenses of $53,456, increased inventory of $50,400, increased other assets of $25,000, decreased accounts payable of $24,947, decreased sales returns liability of $16,517 and decreased accrued liabilities of $8,716, partially offset by collection of accounts receivable of $56,722, non-cash depreciation expense of $36,976 and increased deferred licensing revenues of $12,499.

Net cash used in investing activities for the six months ended June 30, 2007 was ($89,845) attributable to the purchase of property and equipment of $42,131 and payments for intangible assets of $47,714

Net cash provided by financing activities was $1,225,050 for the six months ended June 30, 2007. Net cash provided by financing activities for the six months ended June 30, 2007 was attributable to the advance on financing transaction of $800,000, proceeds from the sale of common stock of $275,050 and proceeds from notes payable of $200,000, partially offset by repayments of convertible debt - officer of $50,000.

We reported a net increase in cash for the six months ended June 30, 2007 of $524,998.

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

On July 10, 1007, we completed a private placement offering wherein we raised $1,975,000 less fees of $177,750. We issued 1,975,000 shares of our common stock and 987,500 warrants to purchase our common stock at an exercise price of $1.30 per share. These warrants are exercisable at the warrant holder’s option any time up through July 10, 2012.

Off Balance Sheet Arrangements

As of July 30, 2007, there were no off balance sheet arrangements.

Item 3.   Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Robert G. Pedersen II, and Chief Financial Officer, Mr. Brandon T. O’Brien. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007.

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

At March 24, 2005 (inception), ShieldZone issued 10,000,000 shares of common stock to its founder for $1,000.

ShieldZone entered into a distribution agreement with a distributor (the “Distributor”) in March 2006. On December 12, 2006, under a settlement type purchase agreement the Company agreed to issue to the Distributor 75,000 of its common shares, $13,000 cash plus portion of payment due from a customer for which the Distributor was the Company’s distributor in order to early cancel the distribution agreement. The shares were valued and expensed at $26,250 or $0.35 per share which was a contemporaneous sale price in a private transaction where a former officer sold a portion of his common shares of the Company.

In July 2006, ShieldZone sold 100,000 common shares for $75,000 or $0.75 per share. The shares were issued pursuant to an exemption from registration provided by Rule 506 of Regulation D, as they were issued without any form of general solicitation or general advertising and the purchaser qualified as an accredited investor and accepted the shares for his personal account and not with a view towards distribution.

On December 27, 2006, ShieldZone issued a Secured Convertible Promissory Note in the principal amount of $250,000 to an accredited investor. The Note is convertible into shares of the Company’s common stock at a conversion price per share of $0.35. The Note was issued pursuant to an exemption from registration provided by Rule 506 of Regulation D, as it was issued without any form of general solicitation or general advertising and the purchaser qualified as an accredited investor and accepted the Note and underlying shares for its personal account and not with a view towards distribution. The holders of the note converted the outstanding principal balance into 714,286 shares of the Company’s common stock on February 8, 2007. These shares have piggyback registration rights.

Empire Financial Group (“Empire”) acted as placement agent with respect to the offering and Empire or its designees will receive a cash fee equal to $47,250 and warrants to purchase 52,500 shares of the Company’s common stock at an exercise price of $0.35 per share. The warrant shares are subject to equitable adjustment for stock splits, stock dividends and similar events, and have “piggyback” registration rights.

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

On February 8, 2007, the Company and Amerasia Khan Enterprises Ltd. a Nevada corporation (“AKE”) (nka Zagg Incorporated), a publicly held entity, executed an Agreement and Plan of Merger (the “Merger Agreement”) by and between AKE and its wholly owned subsidiary, SZC Acquisition Corp., a Nevada corporation (“Subsidiary”) on the one hand and ShieldZone Corporation, a Utah corporation on the other hand. Pursuant to the Merger Agreement ShieldZone merged with the Subsidiary, with ShieldZone Corporation surviving the merger (the “Merger”). In consideration, the shareholders of ShieldZone were issued 10,175,000 shares of the common stock of AKE. Shareholders holding 3,941,765 of these shares claim to have piggyback registration rights in AKE. The issuance of the shares in connection with the Merger was made pursuant to an exemption form registration provided by Rule 506 of Regulation D, as they were issued without any form of general solicitation or general advertising and the purchasers qualified as accredited investors and accepted the shares for their personal accounts and not with a view towards distribution.

During the quarter ended March 31, 2007, the Company repaid $50,000 of the principal balance of a $100,000 note issued in November 2006 to an affiliate of the Company’s Chief Executive Officer, and the remaining $50,000 of principal plus accrued interest of $1,749 was converted into 147,853 shares of Common Stock. These shares have piggy back registration rights. The shares were issued pursuant to an exemption form registration provided by Rule 506 of Regulation D, as they were issued without any form of general solicitation or general advertising and the purchases qualified as accredited investors and accepted the shares for their personal accounts and not with a view towards distribution.

On July 10, 2007, the Company sold (i) 1,975,000 shares of our common stock, and (ii) five-year warrants to purchase 987,500 shares of common stock at an exercise price of $1.30 per share, pursuant to a Securities Purchase Agreement among our company and certain institutional investors (the “Purchasers”) signatory thereto. We received aggregate gross proceeds of approximately $1,975,000 from the sale of the common stock and warrants. The common stock and warrants were offered solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder.

Under the applicable agreements, the Purchasers are entitled to certain contractual benefits, which are summarized as follows:

1.	The right to participate in any subsequent financing of the Company in the next twelve months;

2.	Except for certain exempt issuances, restrictions on the Company’s ability to issue securities 90 days following an effective registration statement on behalf of the Purchasers.

3.	For as long as any Purchaser holds Company securities, restrictions on the Company’s ability to issue securities that are convertible into common stock at some future or variable price;

4.	For twelve months, restrictions on the Company’s ability to undertake a reverse or forward stock split of its common stock;

5.	For two years and except for certain exempt issuances, the right to certain anti-dilution provisions;

6.	The right to rescind in the event the Company fails to meet certain deadlines.

Further under the Securities Purchase Agreement, the Company is permitted to issue common shares that are exempt from the above restrictions in certain instances, including issuances to employees, officers or directors of the Company pursuant to any stock or option plan, and a general allowance of common stock and warrants equal to $2 million in the aggregate, raised no later than August 9, 2007.

Empire Financial Group (“Empire”) acted as placement agent with respect to the offering and will receive a cash fee equal to $177,750 and warrants to purchase 197,500 shares of the Company’s common stock at an exercise price of $1.30 per share. The warrant shares are subject to equitable adjustment for stock splits, stock dividends and similar events, and have “piggyback” registration rights.

Pursuant to a Registration Rights Agreement, the Company agreed to file an initial registration statement covering the resale of the common stock and the shares of common stock underlying the warrants no later than 30 days from the closing of the offering and to have such registration statement declared effective no later than 120 days from the closing of the offering. If the Company does not timely file the registration statement or cause it to be declared effective by the required dates, then each investor in the offering shall be entitled to liquidated damages equal to 2% of the aggregate purchase price paid by such investor for the securities, and an additional 2% for each month that the Company does not file the registration statement or cause it to be declared effective. The Company is also subject to the same penalties for failure to perform the following acts in their respective timeframes:

1.	File with the Securities and Exchange Commission (the “Commission”) a pre-effective amendment within ten trading days after the receipt of comments from the Commission;

2.
File with the Commission a request for acceleration with five trading days of the date the Commission notifies the Company orally or in writing that the registration statement will not be reviewed or subject to further review;

3.	Fail to notify the Purchasers within one trading day of when the Company requests effectiveness of the registration statement;

4.	Fail to file a final prospectus within one trading day after effectiveness;

5.	Fail to maintain an effective registration statement for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days in a twelve month period; and

6.	Fail to register all of the common stock and the shares of common stock underlying the warrants pursuant to one or more registration statements on or before December 28, 2007.

On July 24, 2005, the Company issued 800,000 shares of common stock to employees and affiliates under its Stock Option and Stock Grant plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the six months ended June 30, 2007.

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

ZAGG INCORPORATED

Date: August 7, 2007	/s/ Robert G. Pedersen II
Robert G. Pedersen II,
President and Chief Executive Officer

Date: August 7, 2007	/s/ Brandon T. O’Brien
Brandon T. O’Brien,
Chief Financial Officer (Principal Financial Officer)