Form 10QSB
period 2007-09-30
Zagg INC
filed 2007-11-14
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007, or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211

ZAGG INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3855 South 500 West, Suite J
Salt Lake City, Utah 84115
(Address of principal executive offices with zip code)

(801) 263-0699
(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,793,995 common shares as of November 9, 2007.

ZAGG INCORPORATED
FORM 10-QSB

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ZAGG INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Current assets
Cash	$2,146,753	$468,382
Accounts receivable, net	195,667	121,149
Inventories	328,925	102,522
Prepaid income taxes	41,043	44,361
Prepaid advertising	205,782	-
Prepaid expenses and other current assets	183,910	31,724
Deferred income tax assets	16,796	19,468
Due from employees	-	3,714

Total current assets	3,118,876	791,320

Property and equipment, net	278,479	221,474

Deposits and other assets	30,712	12,119

Intangible assets, net	50,025	2,340

Total assets	$3,478,092	$1,027,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Convertible note payable	$-	$250,000
Convertible note payable - officer	-	100,000
Accounts payable	316,659	246,691
Accrued liabilities	16,592	33,573
Accrued wages and wage related expenses	72,962	121,728
Deferred licensing revenue	94,953	86,801
Sales returns liability	16,599	32,000

Total current liabilities	517,765	870,793

Long-term liabilities
Non-current deferred income tax liability, net	12,365	12,087

Total liabilities	530,130	882,880

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized; 18,793,995 and 10,175,000 shares issued and outstanding, respectively	18,790	10,175
Additional paid-in capital	3,964,012	117,075
Cumulative translation adjustment	(54)	-
Retained (deficit) earnings	(1,034,786)	17,123

Total stockholders' equity	2,947,962	144,373

Total liabilities and stockholders' equity	$3,478,092	$1,027,253

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net sales	$1,437,408	$816,022	$3,034,714	$1,978,533
Cost of sales	299,027	193,153	689,858	537,375

Gross profit	1,138,381	622,869	2,344,856	1,441,158

Operating expenses:
Salaries and related taxes	451,076	263,544	1,105,519	669,895
Compensation expense related to stock issuance	800,000	-	800,000	-
Consulting	-	-	38,500	73,750
Advertising and marketing	227,624	108,388	467,410	269,689
Legal and accounting	25,795	30,050	248,240	34,937
Other selling, general and administrative	383,851	186,631	729,693	377,894

Total operating expenses	1,888,346	588,613	3,389,362	1,426,165

(Loss) income from operations	(749,965)	34,256	(1,044,506)	14,993

Other (expense) income:
Interest expense	(4,132)	(18,700)	(30,231)	(18,559)
Interest and other income	20,903	-	24,988	6,819

Total other income (expense)	16,771	(18,700)	(5,243)	(11,740)

(Loss) income before benefit (provision) for income taxes	(733,194)	15,556	(1,049,749)	3,253

Income tax (expense) benefit	(234)	-	(2,544)	13,464

Net (loss) income	(733,428)	15,556	(1,052,293)	16,717

Basic and diluted net (loss) income per common share	$(0.04)	$0.00	$(0.07)	$0.00

Weighted average number of shares outstanding - basic and diluted	17,631,495	10,000,000	16,131,123	10,033,333

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities
Net (loss) income	$(1,052,293)	$16,717
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense related to issuance of stock to employees	800,000	-
Depreciation and amortization	58,430	17,094
Deferred income tax (benefit) expense	2,950	(46,847)
Currency exchange (gain) loss	(54)	-
Changes in assets and liabilities
Accounts receivable	(74,518)	31,579
Inventories	(226,403)	(66,595)
Due from employees	3,714	4,268
Prepaid income taxes	3,318	-
Prepaid advertising	(205,782)	-
Prepaid expenses and other current assets	(111,805)	51,491
Other assets	(18,593)	-
Accounts payable	21,280	148,689
Accrued liabilities	(1,288)	60,636
Accrued wages and wage related expenses	(48,766)	-
Deferred licensing revenues	8,152	-
Sales return liability	(15,401)	-

Net cash (used in) provided by operating activities	(857,059)	217,032

Cash flows from investing activities
Payments for intangible assets	(48,764)	-
Purchase of property and equipment	(114,356)	(171,263)

Net cash used in investing activities	(163,120)	(171,263)

Cash flows from financing activities
Repayments on equipment financing payable	-	(10,016)
Proceeds from issuance of common stock and warrants	2,570,750	-
Payments on debt	(250,000)	-
Proceeds from notes payable	200,000	-
Payments on convertible note payable - officer	(50,000)	-
Capital contribution	-	25,000
Proceeds from issuance of common stock	227,800	75,000

Net cash provided by financing activities	2,698,550	89,984

Net increase in cash and cash equivalents	1,678,371	135,753

Cash and cash equivalents at beginning of the period	468,382	25,661

Cash and cash equivalents at end of the period	$2,146,753	$161,414

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$16,736	$-
Cash paid during the period for income taxes	$-	$35,247

Non-cash investing and financing activities
Property and equipment acquired for equipment financing payable	$-	$-

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Nine Months Ended September 30, 2007:

Issued 714,286 shares of common stock in conversion of convertible note payable.

Issued 147,853 shares of common stock in conversion of convertible note payable - officer and accrued interest.

Issued 800,000 shares of common stock to employees and consultants.

Issued warrants to purchase 100,000 shares of common stock in connection with note payable.

For the Nine Months Ended September 30, 2006:

Capital contribution of $25,000.

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED
Notes to Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of ZAGG Incorporated (the “Company” or “ZAGG”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The Company suggests that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-KSB.

These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented.

Operating results for the nine months ended September 30, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Principles of Consolidation - The condensed consolidated financial statements include the accounts of ZAGG Incorporated, and its wholly owned subsidiary ZAGG Europe Ltd. All significant intercompany transactions have been eliminated in consolidation.

Business Condition - For the three months ended September 30, 2007 and 2006, the Company generated revenues of $1,437,408 and $816,022, respectively and incurred a net loss of ($733,428) and net income of $15,556, respectively. For the nine months ended September 30, 2007 and 2006, the Company generated revenues of $3,034,714 and $1,978,533, respectively and incurred net losses of ($1,052,293) and net income of $16,717, respectively, had negative cash flow from operating activities of ($857,059) for the nine months ended September 30, 2007 and positive cash flow from operating activities of $217,032 for the nine months ended September 30, 2006. As of September 30, 2007, the Company had stockholders’ equity of $2,947,962, an accumulated deficit of ($1,034,786), working capital of $2,601,111, accounts payable of $316,659, deferred licensing revenue of $94,953, accrued wages of $72,962, sales returns liability of $16,599 and accrued liabilities of $16,592. Management believes that existing cash, along with cash generated from the collection of accounts receivable and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

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

The Company follows the guidance of Emerging Issues Task Force (EITF) Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer” and (EITF) Issue 02-16 “Accounting by a Customer (Including a Reseller) for Certain Considerations Received from Vendors.” Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Reserve for Sales Returns and Warranty Liability

The Company’s return policy generally allows its end users and retailers to return purchased products for refund or in exchange for new products within 30 days of end user purchase. The Company estimates a reserve for sales returns and records that reserve amount as a reduction of sales and as a sales return reserve liability. At September 30, 2007 the sales return liability was $16,599.

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company’s prior claims history. Actual warranty costs incurred are charged against the accrual when paid. During the three and nine months ended September 30, 2007 and 2006, warranty expense and the reserve for warranty liability, respectively, was not material.

 Shipping and Handling Costs

Amounts invoiced to customers for shipping and handling are included in sales and were $199,711 for the nine months ended September 30, 2007 and $170,175 for the nine months ended September 30, 2006. Actual shipping and handling costs to ship products to our customers are included in cost of sales and were $279,056 for the nine months ended September 30, 2007 and $269,372 for the nine months ended September 30, 2006.

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

Advertising

General advertising is expensed as incurred. Advertising expenses for the nine months ended September 30, 2007 were $462,371 and for the nine months ended September 30, 2006 were $269,289. The Company capitalizes expenses related to its direct marketing campaign under the guidance of Statement of Position 93-7 Reporting on Advertising Costs (“SOP 93-7”). The company has capitalized $190,787 as prepaid advertising related to the direct marketing campaign, these costs relate to the production of an infomercial spotlighting the invisibleSHIELD product line. The Company did some testing of the campaign during the third quarter of 2007 and determined that further modifications needed to be made to the infomercial. At September 30, 2007 these changes were underway and the Company plans to begin the direct marketing campaign during the fourth quarter of 2007, at which time the Company will begin to amortize these prepaid advertising costs as prescribed by SOP 93-7.

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

Net (Loss) Income Per Common Share

Basic net (loss) income per share is computed by dividing net (loss) income by weighted average number of shares of common stock outstanding during each period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of September 30, 2007 and 2006, the Company did not have any dilutive securities.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS for the three and nine months ended September 30, 2007 and 2006:

	Net Loss	Weighted Average Shares	Per Share Amount
Three months ended September 30, 2007:
Basic EPS	$(733,428)	17,631,495	$(0.04)
Effect of common stock equivalents	—	—
Diluted EPS	$(733,428)	17,631,495	$(0.04)
Three months ended September 30, 2006:
Basic EPS	$15,556	10,098,913	$0.00
Effect of common stock equivalents	—	—
Diluted EPS	$15,556	10,098,913	$0.00

	Net Loss	Weighted Average Shares	Per Share Amount
Nine months ended September 30, 2007:
Basic EPS	$(1,052,293)	16,131,123	$(0.07)
Effect of common stock equivalents	—	—
Diluted EPS	$(1,052,293)	16,131,123	$(0.07)
Nine months ended September 30, 2006:
Basic EPS	$16,717	10,033,000	$0.00
Effect of common stock equivalents	—	—
Diluted EPS	$16,717	10,033,000	$0.00

The calculation above for the three and nine months ended September 30, 2007, excludes the exercise of the 1,842,500 outstanding warrants as the exercise of these warrants would have an anti-dilutive effect on earnings per share. There were no anti-dilutive instruments outstanding for the three or nine months ended September 30, 2006.

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

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts Receivable at September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007	December 31, 2006

Accounts receivable	$215,860	$141,342
Less: Allowance for doubtful accounts	(20,193)	(20,193)
Accounts receivable, net	$195,667	$121,149

Bad debt expense for the nine months ended September 30, 2007 and 2006 was $0 and $0, respectively.

NOTE 4 - INVENTORIES

At September 30, 2007 and December 31, 2006 inventories consisted of the following:

	September 30, 2007	December 31, 2006

Finished Goods	$180,855	$67,257
Raw Materials	148,070	35,265
	$328,925	$102,522

NOTE 5 - PROPERTY AND EQUIPMENT

At September 30, 2007 and December 31, 2006, property and equipment consisted of the following:

	Useful Lives	September 30, 2007	December 31, 2006
Computer equipment and software	3 to 5 years	$95,865	$58,790
Office equipment	3 to7 years	102,518	58,407
Furniture and fixtures	7 years	42,575	9,405
Automobiles	5 years	47,063	47,063
Leasehold improvements	1 to 3.13 years	91,637	91,637

		379,658	265,302
Less Accumulated depreciation		(101,179)	(43,828)

		$278,479	$221,474

Depreciation expense was $57,351 for the nine months ended September 30, 2007 and $17,094 for the nine months ended September 30, 2006.

NOTE 6 - INTANGIBLE ASSETS

At September 30, 2007, intangible assets consist of legal fees paid in connection with the Company’s patent application of $7,935 and amounts paid to secure the Company’s Internet addresses. The costs relating to the definite-lived intangible assets are amortized over their estimated useful lives using straight-line amortization. The useful life for Internet addresses is 10 years. As of September 30, 2007, the patent had not been granted. Accordingly, the Company has not begun to amortize the patent costs and will begin amortizing the patent over the legal life of the patent, when the patent is granted.

The Company has contractual rights customary in the industry to use its Internet addresses. However, the Company does not have and cannot acquire any property rights to the internet addresses. The Company does not expect to lose its rights to use the Internet addresses; however, there can be no assurance in this regard and such loss could have a material adverse effect on the Company’s financial position and results of operations.

The Company’s definite-lived intangible assets are summarized in the table below:

September 30, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internet addresses	$43,169	$(1,079)	$42,090

NOTE 7 - STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2007, the Company issued 785,856 shares of its common stock in a private placement wherein the Company received $275,050 and paid fees of $47,250 and fee warrants to purchase 52,500 shares of the Company’s common stock at a strike price of $0.35; 714,286 shares of its common stock in conversion of a note payable with a face amount of $250,000; 147,853 shares of its common stock in conversion of a notes payable in the amount of $50,000; warrants to purchase 100,000 shares of the Company’s common stock at a strike price of $0.50 in connection with short-term financing; 1,975,000 shares of its common stock and warrants to purchase 987,500 shares of its common stock at a strike price of $1.30 in a PIPE transaction wherein the Company received $1,975,000 and paid fees of $177,750 and fee warrants to purchase 197,500 shares of the Company’s common stock at a strike price of $1.30; 850,000 shares of its common stock and warrants to purchase 425,000 shares of its common stock at a strike price of $1.30 in a private placement wherein the Company received $850,000 and paid fees of $76,500 and fee warrants to purchase 85,000 shares of the Company’s common stock at a strike price of $1.30; and 800,000 shares to employees and consultants valued at $800,000 and recorded as compensation expense in the accompanying financial statements.

On November 13, 2007, the Board of Directors adopted the ZAGG Incorporated 2007 Stock Incentive Plan wherein the Company may issue an aggregate of 2,000,000 options to purchase shares of the Company’s common stock or shares of the Company’s common stock. There were no shares issued or options issued under the plan as of the date of this report.

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

NOTE 10 - NOTES PAYABLE

On May 8, 2007, the Company entered into a promissory note agreement with an unrelated third party in the amount of $200,000. The note bore interest at an annual percentage rate of 18% and was due and payable on August 15, 2007. The Company also issued 100,000 warrants with an exercise price of $0.50. The warrants expire on May 30, 2012 and are exercisable any time at the option of the warrant holder. The Company recorded a discount on the note payable of $15,031 as that was the value of the warrants as calculated using the Black-Scholes valuation model. The discount was amortized as additional interest expense in the accompanying statements. The note was paid in full on August 15, 2007.

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

The Company follows the guidance of Emerging Issues Task Force (EITF) Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer” and (EITF) Issue 02-16 “Accounting by a Customer (Including a Reseller) for Certain Considerations Received from Vendors.” Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net sales

Net sales for the quarter ended September 30, 2007 were $1,437,408 as compared to net sales of $816,022 for the quarter ended September 30, 2006, an increase of $621,386 or 76%.

The significant increase in product sales is mainly attributed to continued strong sales of our invisibleSHIELD product line with approximately 68% of our product being sold through our website to retail customers, 16% being sold through mall carts, 10% to wholesale distributors and 6% from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping costs. For the quarter ended September 30, 2007, cost of sales amounted to $299,027 or approximately 21% of net sales as compared to cost of sales of $193,153 or 23% of net sales for quarter ended September 30, 2006. The decrease in cost of sales as a percentage of net revenues for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006 is attributable to better overall pricing on raw materials purchases, decreased shipping rates and decreased packaging costs.

Gross profit

Gross profit for the quarter ended September 30, 2007 was $1,138,381 or approximately 79% of net sales as compared to $622,869 or approximately 76% of net sales for the quarter ended September 30, 2006. The increase in gross profit percentage was attributable to decreased costs associated with raw materials, packaging and shipping and changes in sales mix from distributor sales to internet and cart sales. There are no assurances that we will continue to recognize similar gross profit margin in the future.

Operating expenses

Total operating expenses for the quarter ended September 30, 2007 were $1,888,346, an increase of $1,299,733 from total operating expenses for the quarter ended September 30, 2006 of $588,613. The increases are primarily attributable to the following:

•
For the quarter ended September 30, 2007, we recognized $800,000 in expense related to the issuance of restricted stock to employees and key consultants of the Company. Exclusive of this non-cash charge, total operating expenses were $1,088,346 and income from operations was $50,035.

•
For the quarter ended September 30, 2007, salaries and related taxes increased by $187,532 to $451,076 from $263,544 for the quarter ended September 30, 2006 due to the hiring of some key management personnel and additional staff to facilitate our continued grown and development of our overall business plan and marketing strategy.

•
For the quarter ended September 30, 2007, marketing and advertising expenses were $227,624, an increase of $119,236 as compared to $108,388 for the quarter ended September 30, 2006. As a percentage of sales, the increase was only 2.6% from 13.3% of sales for the quarter ended September 30, 2006 to 15.8% of sales for the quarter ended September 30, 2007. This increase is attributable to an increase in our marketing efforts as we roll out product and implement our business plan. The primary marketing expenditures continue to be in web advertising and search engine optimization. We expect our marketing and advertising expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training. We also spent approximately $51,000 on television advertising for the invisibleSHIELD product line.

•
For the quarter ended September 30, 2007, other selling, general and administrative expenses were $383,851 as compared to $186,631 for the quarter ended September 30, 2006, an increase of $197,220. The increase was attributable to the increase in operations as we continue to implement our business plan and is summarized below:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Contract labor	$80,421	$33,159
Rent	59,547	9,211
Investor relations	48,185	--
Credit Card and bank fees	37,434	12,591
Travel and entertainment	29,518	27,297
Insurance	24,327	14,380
Depreciation and amortization	21,455	15,344
Telephone and utilities	20,586	13,919
Office supplies	17,636	7,699
Printing expenses	12,068	6,566
Other	32,674	46,465
Total	$383,851	$186,631

(Loss) income from operations

We reported loss from operations of ($749,965) for the quarter ended September 30, 2007 as compared to income from operations of $34,256 for the quarter ended September 30, 2006, a decrease of $784,221. Net of the non-cash charge related to the issuance of stock to employees and key consultants of $800,000, we had income from operations of $50,035. The loss from operations for the quarter ended September 30, 2007 as compared to income from operations the quarter ended September 30, 2006 is primarily attributable to $800,000 in expenses related to the issuance of restricted stock to employees and key consultants of the Company and, in addition, overall cost increases associated with executing our business plan including increased salaries and related taxes of $187,532, increased advertising and marketing expenditures of $119,236, increased contract labor expense of $47,262, investor relations related expenses of $48,185, increased insurance expenses of $9,947, increased office supplies expenses of $9,937, increased telephone and utilities expenses of $6,667increased rent expense of $50,336 and increased travel and entertainment expense of $2,221.

Other income (expense)

For the quarter ended September 30, 2007, total other income was $16,771 compared to other expense of ($18,700) for the quarter ended September 30, 2006. The increase is primarily attributed to interest income of $20,903 related to interest earned on cash balances in our depository accounts and a decrease in other expense of $14,568 in the quarter ended September 30, 2006, partially offset by interest expense of ($4,132).

Net (loss) income

As a result of these factors, we reported a net loss of ($733,428) or ($0.04) per share for the quarter ended September 30, 2007 as compared to net income of $15,556 or $0.00 per share for the quarter ended September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Net sales

Net sales for the nine months ended September 30, 2007 were $3,034,714 as compared to net sales of $1,978,533 for the nine months ended September 30, 2006, an increase of $1,056,181 or 53%.

The significant increase in product sales is mainly attributed to continued strong sales of our invisibleSHIELD product with approximately 63% of our product being sold through our website to retail customers, 19% being sold through mall carts, 12% to wholesale distributors and 6% from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping costs. For the nine months ended September 30, 2007, cost of sales amounted to $689,858 or approximately 23% of net sales as compared to cost of sales of $537,375 or 27% of net sales for nine months ended September 30, 2006. The decrease in cost of sales as a percentage of net revenues for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006 is attributable to better overall pricing on shipping and raw materials purchases and decreased packaging costs.

Gross profit

Gross profit for the nine months ended September 30, 2007 was $2,344,856 or approximately 77% of net sales as compared to $1,441,158 or approximately 73% of net sales for the nine months ended September 30, 2006. The increase in gross profit percentage was attributable to decreased costs associated with shipping, raw materials and packaging and changes in sales mix from distributor sales to retail and cart sales. There are no assurances that we will continue to recognize similar gross profit margin in the future.

Operating expenses

Total operating expenses for the nine months ended September 30, 2007 were $3,389,362, an increase of $1,963,197 from total operating expenses for the nine months ended September 30, 2006 of $1,426,165. The increases are primarily attributable to the following:

•
For the nine months ended September 30, 2007, we recognized $800,000 in expense related to the issuance of restricted stock to employees and key consultants of the Company. Exclusive of this non-cash charge, total operating expenses were $2,589,362 and the loss from operations was ($244,506).

•
For the nine months ended September 30, 2007, salaries and related taxes increased by $435,624 to $1,105,519 from $669,895 for the nine months ended September 30, 2006 due to the hiring of key management personnel and additional staff to facilitate our continued grown and development of our overall business plan and marketing strategy.

•
For the nine months ended September 30, 2007, consulting expense was $38,500, a decrease of $35,250 from the expense recognized for the nine months ended September 30, 2006 of $73,750. The decrease is primarily due to approximately $63,000 that was paid to a consultant who then became our president in 2006, partially offset by expenses incurred related to the hiring of key personnel during the nine months ended September 30, 2007 of $24,000 and payments to a consulting firm for website optimization of $10,000.

•
For the nine months ended September 30, 2007, legal and accounting expenses were $248,240, an increase of $213,303 as compared to $34,937 for the nine months ended September 30, 2006. The overall increase is attributable to the reverse merger that we effectuated in February 2007.

•
For the nine months ended September 30, 2007, marketing and advertising expenses were $467,410, an increase of $197,721 as compared to $269,689 for the nine months ended September 30, 2006. This increase is attributable to an increase in our marketing efforts as we roll out product and implement our business plan. The primary marketing expenditures continue to be in web advertising and search engine optimization. We also spent approximately $79,000 on television advertising and $19,000 for the nine months ended September 30, 2007 to redesign our consumer packaging. We expect our marketing and advertising expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training.

•
For the nine months ended September 30, 2007, other selling, general and administrative expenses were $729,963 as compared to $377,894 for the nine months ended September 30, 2006. The increase was attributable to the increase in operations as we implement our business plan and is summarized below:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Contract labor	$120,650	$40,960
Rent	114,538	32,053
Credit Card and bank fees	73,447	36,034
Travel and entertainment	68,565	42,459
Depreciation and amortization	58,430	17,094
Investor relations	52,584	--
Insurance	52,536	24,673
Telephone and utilities	44,893	30,011
Office supplies	41,776	33,183
Printing expenses	31,719	24,091
Other	70,555	97,336
Total	$729,963	$377,894

(Loss) income from operations

We reported loss from operations of ($1,044,506) for the nine months ended September 30, 2007 as compared to income from operations of $14,993 for the nine months ended September 30, 2006, a decrease of $1,059,499. Net of the non-cash charge related to the issuance of stock to employees and key consultants of $800,000, we had an operating loss of ($244,506). The loss from operations for the nine months ended September 30, 2007 as compared to income from operations the nine months ended September 30, 2006 is primarily attributable to $800,000 in expenses related to the issuance of restricted stock to employees and key consultants of the Company and increased salaries and related expenses of $435,624, increased legal and accounting fees of $213,303 due to the recapitalization transaction, increased advertising and marketing expenses of $197,721, increased rent expense of $82,485, increased credit card and bank fees of $37,413, increased travel and entertainment expense of $26,106, increased depreciation and amortization expense of $41,336, investor relations related expenses of $52,584, increased insurance expenses of $27,863 and increased telephone and utilities expenses of $14,882.

Other income (expense)

For the nine months ended September 30, 2007, total other expense was ($5,243) compared to other expense of ($11,740) for the nine months ended September 30, 2006. The decrease is primarily attributed to interest income of $24,988 for the nine months ended September 30, 2007 compared to interest in come of $6,819 for the nine months ended September 30, 2006 due to increased cash balances in our depository accounts. These decreases were partially offset by interest expense of ($30,231) for the nine months ended September 30, 2007 compared to other expense of ($18,559) for the nine months ended September 30, 2006 due to interest expense related to short-term borrowings during the first and second quarters of 2007.

Net (loss) income

As a result of these factors, we reported a net loss of ($1,052,293) or ($0.07) per share for the nine months ended September 30, 2007 as compared to a net income of $16,717 or $0.00 per share for the nine months ended September 30, 2006.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its liabilities and otherwise operate on an ongoing basis.

At September 30, 2007, we had a cash balance of $2,146,753.

Our working capital position increased by $2,680,584 to working capital of $2,601,111 at September 30, 2007 from a working capital deficit of ($79,473) at December 31, 2006. This increase in working capital is primarily attributable to the overall increased current assets including cash of $1,678,371, prepaid expenses of $152,186, increased prepaid advertising of $205,782, increased inventories of $226,403, increased accounts receivable of $74,518 and decreased convertible notes payable of $350,000, decreased accrued liabilities of $16,981 and decreased deferred sales return liability of $15,401, partially offset by increased accounts payable of $69,968 and increased deferred revenues of $8,152.

Net cash used in operating activities for the nine months ended September 30, 2007 was ($857,059) as compared to cash provided by operating activities of $217,032 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, net cash used in operating activities was attributable primarily to our net loss of ($1,052,293), increased inventories of $226,403. increased prepaid advertising of $205,782, increased prepaid expenses and other current assets of $111,805, increased accounts receivable of $74,518, decreased accrued wages and wage related expenses of $48,766, increased other assets of $18,593, decreased sales returns liability of $15,401 and decreased accrued liabilities of $1,288, partially offset by non-cash expense related to issuance of stock to employees of $800,000, depreciation and amortization of $58,430, increased accounts payable of $21,280 and increased deferred licensing revenues of $8,152.

Net cash used in investing activities for the nine months ended September 30, 2007 was ($163,120) attributable to the purchase of property and equipment of $114,356 and payments for intangible assets of $48,764.

Net cash provided by financing activities was $2,698,550 for the nine months ended September 30, 2007. Net cash provided by financing activities for the nine months ended September 30, 2007 was attributable to the net proceeds received from financing transactions of $2,570,750, net proceeds from the sale of common stock of $227,800 and proceeds from notes payable of $200,000, partially offset by repayments of convertible debt - officer of $50,000 and repayment of notes payable of $250,000.

We reported a net increase in cash for the nine months ended September 30, 2007 of $1,678,371.

On July 10, 2007, we completed a private placement offering wherein we raised $1,975,000 less fees of $177,750. We issued 1,975,000 shares of our common stock and 987,500 warrants to purchase our common stock at an exercise price of $1.30 per share. These warrants are exercisable at the warrant holder’s option any time up through July 10, 2012. On August 7, 2007, we completed a private placement offering wherein we raised $850,000 less fees of $76,500. We issued 850,000 shares of our common stock and 425,000 warrants to purchase our common stock at an exercise price of $1.30 per share. These warrants are exercisable at the warrant holder’s option at any time up through August 7, 2012.

For the three months ended September 30, 2007 and 2006, we generated revenues of $1,437,408 and $816,022, respectively and incurred a net to loss of ($733,428) and net income of $15,556, respectively. For the nine months ended September 30, 2007 and 2006, we generated revenues of $3,034,714 and $1,978,533, respectively, and incurred a net loss of ($1,052,293) and net income of $16,717, respectively, had negative cash flow from operating activities of ($859,059) for the nine months ended September 30, 2007 and positive cash flow from operating activities of $217,032 for the nine months ended September 30, 2006. As of September 30, 2007, we had stockholders’ equity of $2,947,962, an accumulated deficit of ($1,034,786), working capital of $2,601,111, accounts payable of $316,659, deferred licensing revenue of $94,953, accrued wages and wage related expenses of $72,962, sales returns liability of $16,599 and accrued liabilities of $16,592. Management believes that existing cash, along with cash generated from the collection of accounts receivable and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

Off Balance Sheet Arrangements

As of September 30, 2007, there were no off balance sheet arrangements.

Item 3.   Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Robert G. Pedersen II, and Chief Financial Officer, Mr. Brandon T. O’Brien. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007.

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

Unregistered Sales of Equity Securities

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

Under the applicable agreements, the Purchasers are entitled to certain contractual benefits, which are summarized as follows:

1.	The right to participate in any subsequent financing of the Company in the next twelve months;

2.	Except for certain exempt issuances, restrictions on the Company’s ability to offer securities in the next 90 days and beyond in certain circumstances;

3.	For as long as any Purchaser holds Company securities, restrictions on the Company’s ability to issue securities that are convertible into common stock at some future or variable price;

4.	For twelve months, restrictions on the Company’s ability to undertake a reverse or forward stock split of its common stock;

5.	For two years and except for certain exempt issuances, the right to certain anti-dilution provisions;

6.	The right to rescind in the event the Company fails to meet certain deadlines.

Empire Financial Group (“Empire”) acted as placement agent with respect to the offering and received a cash fee equal to $177,750 and warrants to purchase 197,500 shares of the Company’s common stock at an exercise price of $1.30 per share.

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

On August 7, 2007, the Company (i) 850,000 shares of our common stock, and (ii) five-year warrants to purchase 425,000 shares of common stock at an exercise price of $1.30 per share, pursuant to a Securities Purchase Agreement among our company and certain institutional investors (the “Purchasers”) signatory thereto. We received aggregate gross proceeds of approximately $850,000 from the sale of the common stock and warrants. The common stock and warrants were offered solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder.

Empire Financial Group (“Empire”) acted as placement agent with respect to the offering and received a cash fee equal to $76,500 and warrants to purchase 85,000 shares of the Company’s common stock at an exercise price of $1.30 per share.

Use of Proceeds

On August 30, 2007, the registration statement filed on Form SB -2 (Commission file number 333-145299) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 3,998,356 shares of our common stock on behalf of certain selling shareholders of the Company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

On October 16, 2007, the registration statement filed on Form SB-2 (Commission file number 333-146320) was declared effective by the SEC. This offering has commenced and is ongoing. This registration statement registered 6,263,904 shares of our common stock on behalf of certain selling shareholders of the Company. We will not receive any proceeds from this offering and have not made any arrangements for the sale of these securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the nine months ended September 30, 2007.

Item 5. Other Information

None.

Item 6. Exhibits

a.	Exhibits: The following Exhibits are filed with this Form 10-QSB pursuant to Item 601(a) of Regulation S-K:

Exhibit No.	Description of Exhibit
10.1	ZAGG Incorporated 2007 Stock Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZAGG INCORPORATED

Date: November 14, 2007	By:	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II,
President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer
(Principal Financial Officer)