Form 10KSB
period 2007-12-31
Zagg INC
filed 2008-03-27
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-052211

ZAGG INCORPORATED
(Name of small business issuer in its charter)

NEVADA	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3855 S 500 W, Suite J, Salt Lake City, UT	84115
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 263-0699

Securities registered under 12(b) of the Exchange Act: None

Securities registered under 12 (g) of the Exchange Act:

Common Stock, par value $0.001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filings response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The issuer’s revenues for its most recent fiscal year were $5,135,715. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 21, 2008 was $8,972,689. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding for the Registrant’s common stock as of March 21, 2008 was 18,853,995.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

ZAGG INCORPORATED

2007 FORM 10-KSB

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-KSB contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

ITEM 1.	DESCRIPTION OF BUSINESS AND RISK FACTORS

Our Business

We are a fast-growth company in the consumer technology accessories business. We design, manufacture and distribute protective coverings for consumer electronic and hand-held devices under the brand name invisibleSHIELD™. The invisibleSHIELD is a protective, high-tech film covering, designed for iPods®, laptops, cell phones, digital cameras, PDAs, watch faces, GPS systems, gaming devices, and other items. The product is “cut” to fit specific devices and packaged together with a moisture activating spray called “SHIELDspray”™ which makes the invisibleSHIELD adhere to the surface of the device literally “like a second skin” virtually invisible to the eye. The patent-pending invisibleSHIELD is the first scratch protection solution of its kind on the market. The invisibleSHIELD is not ornamental, but rather provides a long lasting barrier to preserve the brand new look of the surface of an electronic device. Currently, ZAGG offers over 2,000 precision pre-cut designs with a lifetime replacement warranty through online channels, resellers, college bookstores, Mac stores, and mall kiosks. The company plans to increase its product lines to offer electronic accessories to its tech-savvy customer base, as well as an expanded array of invisibleSHIELD products for other industries. With over 1,000,000 invisibleSHIELDs sold to date by early adopters, we are poised to introduce the invisibleSHIELD product to mass market consumers worldwide.

Our key product, invisibleSHIELD, is made from a protective, film covering that was developed originally to protect the leading edges of rotary blades of military helicopters. We determined that this same film product could be configured to fit onto the surface of electronic devices and marketed to consumers for use in protecting such devices from everyday wear and tear including scratches, scrapes, debris and other surface blemishes. The film also permits touch sensitivity, meaning it can be used on devices that have a touch-screen interface. The invisibleSHIELD film material is highly reliable and durable since it was originally developed for use in a high friction, high velocity, aerospace context. The film provides long lasting protection for the surface of electronic devices subject to normal wear and tear. The film is a form of polyurethane substance, akin to a very thin, pliable, flexible and durable clear plastic that adheres to the surface and shape of the object it is applied to.

We also sell accessories for electronics devices including power cords, chargers and adapters. We have recently introduced the RockStic™ portable speaker system designed for Apple iPod and compatible with most digital media players.

We maintain our corporate offices and operational facility at 3855 South 500 West, Suites B, C, J and R, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699. Our website addresses are www.invisibleshield.com and www.zagg.com.

Our Corporate History

We were formed as a Nevada corporation on April 2, 2004, under the name Amerasia Khan Enterprises Ltd (“AKE”). On February 8, 2007, AKE executed an Agreement and Plan of Merger (the “Merger Agreement”) by and between AKE and its wholly owned subsidiary, SZC Acquisition, Inc., a Nevada corporation (“Subsidiary”) on the one hand, and ShieldZone Corporation, a Utah corporation (“ShieldZone”) on the other hand. Pursuant to the Merger Agreement, ShieldZone merged with Subsidiary, with ShieldZone surviving the merger and Subsidiary ceasing to exist (the “Merger”).

Following the Merger, ShieldZone was reincorporated in Nevada as a subsidiary of AKE. On March 7, 2007, ShieldZone was merged up and into AKE. At that time, AKE changed its name to ZAGG Incorporated, and the operations of the surviving entity (ZAGG Incorporated) are solely that of ShieldZone. As a result of these transactions, the historical financial statements of ZAGG Incorporated are the historical financial statements of ShieldZone. The fiscal year end of the Company is December 31.

We changed our name from ShieldZone Corporation to ZAGG Incorporated to better position the company to become a large and encompassing enterprise in the electronics’ accessories industry through organic growth and through making targeted acquisitions. The ShieldZone name was very specific to the invisibleSHIELD product line and although the invisibleSHIELD is and will continue to be our core product, the name change will enable us the opportunity to easily add new products to our product offering. ZAGG will continue to search out other complimentary proven products and companies that fit the ZAGG lifestyle and strategy for fast growth.

Strategy

At ZAGG, we are“Zealous About Great Gadgets.” We believe that hand-held devices and gadgets have been developed to be aesthetically pleasing as designed and that bulky silicone, plastic or leather cases impede the overall end users’ enjoyment of the form and function of their device. Consumers purchase these types of accessories to help protect their devices from getting scratched and damaged. The invisibleSHIELD provides the end consumer with an alternative to bulky cases that provides unparalleled device protection without impeding the functionality and enjoyment of the consumers’ device.

We will continue to expand our product offering and focus on innovative products and services that we can target market to our customers based on their purchase history. When a customer purchases an invisibleSHIELD from ZAGG, we know exactly what type of device they have as the invisibleSHIELD is custom cut for each device. With that information we can develop specific marketing plans to sell additional products including power supplies, car charges, ear buds and other accessory items. We are currently developing a ZAGG branded line of accessory items that we will offer to our customers through our website at www.invisibleshield.com and we will make these available through our retail distribution channels as well.

As we continue to develop and enhance our brand name and reputation, we anticipate entering into additional complementary industries to provide our invisibleSHIELD product line.

Design and Packaging

We design and cut the invisibleSHIELD product for application on hundreds of specific electronic devices. We acquire raw materials from third party sources that are delivered to our facilities and assembled for packaging. In addition, we out-source high volume precision-cutting of the materials, which we consider to be more cost effective. We then packages the configured materials together with an installation kit, consisting of SHIELDspray™, a moisture adhesive-activating solution, a squeegee, and instructions for application on specific electronic devices and also outsources some of these packaging processes to independent third-parties. We have developed relationships with package assembly and shipping and logistics companies that allow us to expand our production and shipping capacity as we continue to grow. On average, we process and ship over 59,000 finished packages per month.

We have a patent pending on the process of wrapping an entire gadget body in a transparent, durable and semi-permanent film. We also custom design each cut-out for the film and currently have unique designs for over 2,000 devices. The cut-out designs are developed internally and owned exclusively by us. We do not own the patent for the base materials, but believe that our relationship with the manufacturer of the raw material is on excellent terms and anticipate no interruption in our ability to acquire adequate supplies of the materials and produce products.

We have developed our retail packaging with the input of major retailers to appeal to the end consumer on a retail basis. We have designed the cardboard box packaging to be informative and attractive for point-of-sale displays.

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

As a result, an industry and significant market has emerged in protecting portable electronic devices, notably the “high end” devices – both in terms of price, and design/functionality. Consumers are seeking ways to protect the device from wear and tear and damage, but not impede the look, feel, or functionality of the device.

We sell directly and through our distributors and retail sellers, the invisibleSHIELD to consumers of electronic household and hand-held devices. We sell a significant amount of product for use on Apple’s iPod and iPhone devices. The invisibleSHIELD covers and protects the iPod and iPhone without detracting in any manner from the look and feel of the device or its functionality. The handheld electronics industry has continued to market and develop devices with touch screen interfaces. The invisibleSHIELD is the ideal device protection offering for these types of gadgets as it does not interfere with the functionality of the device while offering complete scratch proof protection. We will continue to focus our marketing efforts around these types of gadgets as the premier protection solution while maintaining the overall form and functionality of the device.

To date, we have not partnered with any manufacturers of electronic devices to bundle our products with such devices on initial sale, or to include as part of the device, the application of our products. In the future, we may seek such an arrangement or an alternative co-marketing agreement, but we have not entered into definitive negotiations for such an arrangement as yet.

Market Segments

With over 2,000 invisibleSHIELD products/product configurations available, we have a protective covering for all major market segments of handheld electronic devices, including: iPods, other brand MP3 players, PDAs, cell phones, laptops, GPS devices, watch faces, and similar devices and surfaces. We intend to continue to configure the invisibleSHIELD product for use in newly developed consumer devices. Unlike manufacturers of competing device cases that need months to design and manufacture customized accessories for new devices, the invisibleSHIELD can be quickly configured and packaged for new devices as they enter the consumer marketplace, making the invisibleSHIELD available for purchase ahead of competing accessories for new electronic devices.

One of our fastest growing market segments is the iPod consumer. Most often, iPod buyers are drawn to the device by its elegant design, as well as its easy-to-use functionality. However, everyday use often mars the iPod's finish, screen and other areas that receive wear and tear. Traditional protective products are bulky and detract from an iPod's elegance by covering it up. Other common protectors either do not offer enough protection — such as leaving the iPod's function buttons uncovered — or they are not durable enough to properly protect the device. However, an invisibleSHIELD covering is exactly that— invisible— meaning it does not cover up the design, form or functionality of the iPod.

As sales of electronics continue to grow, we anticipate that sales of our complimentary products will continue to grow, as well. Four of the largest areas of our market opportunities relate to sales of iPods, cellular telephones, digital cameras and gaming systems. According to industry sources, over 51,600,000 iPods and over 1,300,000 iPhones were sold in Apple Corporation’s most recent fiscal year, and over 22,000,000 iPods and over 2,300,000 iPhones were sold in the first quarter of its subsequent fiscal year. Over 1.1 billion cell phones were sold worldwide in 2007. Over 51,000,000 units of digital cameras were sold in 2007. Sony’s PSP sold over 25,000,000 units as of December 2007 and Nintendo’s DS Lite sold over 45,000,000 units during the same period. ZAGG is positioned to serve all of these markets with its after-market invisibleSHIELD products.

Marketing and Distribution

We sell our products directly on our website, through distributors, through kiosk vendors in shopping malls and retail centers, and through electronics retailers. Our products are available for sale world wide via our website. Currently we advertise our products on the internet and through point of sale displays at retail locations. We also advertise our products on television and radio both locally and nationally. We intend to expand our advertising by implementing a broader television advertising strategy over the course of 2008. We are also seeking to create strategic partnerships with makers of iPod and electronic accessories.

We recently entered into an agreement to fund a bridge loan (the “Bridge Loan”) of up to $500,000 to Brighton Partners, LLC. The purpose of the secured loan is to fund the development of a superhero series created by Stan Lee and POW! Entertainment, Inc. in partnership with Brighton Partners, LLC, with the hope that we will benefit from the marketing exposure and any intellectual property created using our trademarks.

In consideration of the bridge loan, Brighton Partners, LLC executed a secured promissory note with a 3% origination fee and bearing 10% interest for the 90 day term of the note. The loan is collateralized by 100% of the ownership of Brighton until the loan is repaid in full. As part of the transaction, we entered into a cross-license agreement with Brighton pursuant to which we agreed to license ours trademarks in exchange for marketing and promotion rights to any property developed under the superhero series that bears our intellectual property. Further under the transaction, we acquired 10% of the membership interest in Brighton. We will share in the development of the superhero series as a partner of Brighton.

Website Sales

We sell our products worldwide directly to consumers on our website at www.invisibleshield.com. For the year ended December 31, 2007, we sold approximately $3,173,000 of product on our website, or approximately 62% of our overall sales for 2007.

We also generated revenue from shipping charges to customers. For the year ended December 31, 2007, we generated approximately $361,000 from shipping charges, or approximately 7% of our overall sales for 2007.

Mall Vendors

We sell our invisibleSHIELD products to kiosk vendors in shopping malls and retail centers. We enter into agreements with such vendors who purchase the products and resell them to consumers. For the year ended December 31, 2007, we sold approximately $669,000 of product, or approximately 13% of our overall sales for 2007, through our corporate owned mall carts and to licensed cart owners. The third party licensed cart owners are required to enter into a standard license and resale agreement with us wherein we charge an upfront license fee that is recognized into revenue over the life of the license. For the year ended December 31, 2007, we recognized revenue related to the third party licensing agreements of approximately $74,000, or approximately 2% of our overall sales for 2007.

Electronics Retailers

We sell our invisibleSHIELD products to electronics retailers, predominately independently owned retailers of Apple products and accessories and out of our storefront maintained in our headquarters. We estimate there are over 300 such independent Apple resellers worldwide and we currently have agreements with approximately 60, predominately in the United States. We also sell our invisibleSHIELD products to university bookstores and small independently owned consumer electronics stores. For the year ended December 31, 2007, we sold approximately $685,000 of product to specialty retailers, or approximately 13% of our overall sales for 2007. The electronics retailers are required to enter into a standard reseller agreement with us.

Distributors

We utilize multiple distributors to market and place our products for sale in the United States and abroad. We have entered into distribution agreements for the United States, United Kingdom, Australia, Hong Kong, South Korea and South America for the marketing, distribution and sale of our products. For the year ended December 31, 2007, we sold approximately $174,000 of product to our distributors, or approximately 3% of our overall sales for 2007.

We are continuously negotiating for new distribution relationships in the United States and abroad to increase the marketing and sale of our products in retail locations.

Company Organization

Our operations are divided and organized as follows: marketing and sales, which includes the development and maintenance of our website, customer service, production, distribution and shipping, art and graphics, product design, and general and administration functions.

Competitors

Our chief competitors are companies that develop market and sell protective devices for consumer electronics. The market for sales to consumers for “after market” accessories for electronic devices is very competitive. We are aware of some companies who have developed similar products to our invisibleSHIELD products using inferior films. There are numerous companies that sell protective devices for cell phones, iPods, MP3 players, laptop and computer screens and similar devices, none of which have specifications similar to our products. Rather such products tend to be larger, bulkier, heavier, ornamental and visually distracting and cover the design and features of the device, rather than enhance its design. These products are typically made from leather, plastic or silicone. While we compete with such companies for sales to consumers generally, we do not consider such other products per se to be competitive to the invisibleSHIELD.

Warranties

We offer a lifetime guaranty of the durability of our invisibleSHIELD products. If the invisibleSHIELD is ever scratched or damaged (in the course of normal use), a customer simply needs to send back the old product and we will replace it for free. To date only a nominal amount of our invisibleSHIELDS sold have been returned under the warranty program.

Intellectual Property Rights

Patents

We have filed a patent application for a Protective Covering for Electronic Device with the United States Patent and Trademark Office. The patent relates to the field of protective coverings and systems and methods for covering such devices with thin films. This includes both partial coverings and full coverings. The Patent Application will not be published until the Patent is issued.

Trademarks

We have filed the following Trademark Applications with the United States Patent and Trademark Office:

•	INVISIBLESHEILD (with stylized logo image), Serial Number 78905019
•	INVISIBLE SHIELD, Serial Number 77096911
•	ZAGG, Serial Number 77146689
•	SHIELD ZONE filed on, Serial Number 77146708
•	SHIELD DESIGN filed on, Serial Number 77148206

We also claim common law trademark rights in the following marks: “ShieldZone,” “Shieldspray,” “Pay Once Protect Forever,” “Invisible Invincible,” “Protect Your Digital Life,” “Ultimate Scratch Protection” and “Zealous About Great Gadgets.”

We have also filed the following Trademark Applications with the European Community:

•	INVISIBLE SHIELD, Serial Number 006157465
•	ZAGG, Serial Number 006328215

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

Employees

We have 59 full-time employees and 17 part time employees including our management team. We have 11 employees in sales and marketing including our website, 7 in general and administration, 23 in production, 2 in technology support, 3 in graphic design, and 13 customer service agents. We have 17 employees employed on an hourly or part-time basis at our retail cart/kiosk locations. No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes.

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Currently, shares of our common stock are quoted and traded on the OTCBB. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. As a result, the actual price of our stock is determined by prevailing market prices. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Related to the Company and Its Business

If we are unable to raise capital, our business may fail.

For the foreseeable future, we intend to fund our operations and capital expenditures from operations and our cash on hand largely from the proceeds of a recently conducted offering of our equity securities. If our capital resources are insufficient, we may need additional funds to continue our operations, pursue business opportunities (such as expansion, acquisitions of complementary businesses or the development of new products or services), to react to unforeseen difficulties or to respond to competitive pressures. We cannot assure you that at such time as we need funds that alternative financing arrangements will be available in amounts or on terms acceptable to us, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund our expansion, successfully promote our current products, license new products or enhance our products and services, take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our business and the value of our common stock. If we choose to raise additional funds through the issuance of equity securities, this may cause significant dilution of our common stock, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

Without sufficient financing, we would be forced to limit our operations and otherwise fail to pursue the full measure of our business plan. If it turns out that we have not raised enough money to complete our business plan for the next twelve months, we will try to raise additional funds from another private placement or from loans, if available. In the event that we are unable to raise more financing to pursue our business plan, we will lose opportunities for growth necessary for our survival and investors may lose their entire investment.

Because we may be forced to incur debt in the future on less than favorable terms, the resulting strain on our cash flow may impair our business operations.

In order to fund operations, we may issue debt instruments which will have a senior claim on our assets in the event of a sale of assets. Future debt service may cause strain on cash flow and impair business operations.

Because the markets for our products are subject to continuing change, they may impair our ability to successfully sell our products.

The markets for our products are volatile and subject to continuing change. Consumer tastes and demands can be unpredictable. We must continuously adjust our marketing strategy to address the changing state of the markets for our products, we may not be able to anticipate changes in the market and, as a result, our product strategies may be unsuccessful.

Because we are dependent on a third party source to acquire sufficient quantities of raw materials to produce our products, any interruption in that relationship could harm our results of operations and our revenues.

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

Because we are dependent for our success on key executive officers, our inability to retain these officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment.

Our success depends on the skills, experience and performance of key members of our management team including Mr. Robert G. Pedersen II, our CEO, and Brandon T. O’Brien, our CFO. We do not have an employment agreement with Mr. Pedersen or Mr. O’Brien. We do not have employment agreements with any other members of our senior management team. Each of those individuals without long-term employment agreements may voluntarily terminate his employment with the Company at any time upon short notice. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although we intend to issue stock options or other equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

If we fail to attract, train and retain sufficient numbers of our qualified personnel, our prospects, business, financial condition and results of operations will be materially and adversely affected.

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

Because we experience seasonal and quarterly fluctuations in demand for our products, no one quarter is indicative of our results of operations for the entire fiscal year.

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

Because we have limited protection on the intellectual property underlying our products, we may not be able to protect our products from the infringement of others and may be prevented from marketing our products.

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

Because we may, at some time in the future, issue additional securities, shareholders are subject to dilution of their ownership.

Although the Company has no plans to raise additional capital aside from the present Offering, it may at some time in the future do so. Any such issuance would likely dilute shareholders’ ownership interest in the Company and may have an adverse impact on the price of the Company’s common stock. In addition, from time to time we may issue shares of common stock in connection with equity financing activities or as incentives to our officers and business partners. We may expand the number of shares available under stock incentive and option plans, or create new plans. All issuances of common stock would be dilutive to your holdings in the Company. If your holdings are diluted, the overall value of your shares may be diminished and your ability to influence shareholder voting will also be harmed.

If we fail to maintain proper inventory levels, our business could be harmed.

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

Because we face intense competition, including competition from companies with significantly greater resources than ours, if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

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

If we are unable to effectively manage our growth, our operating results and financial condition will be adversely affected.

We intend to grow our business by expanding our sales, administrative and marketing organizations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

•	expand our systems effectively or efficiently or in a timely manner;
•	allocate our human resources optimally;
•	meet our capital needs;
•	identify and hire qualified employees or retain valued employees; or
•	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

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

Risks Related to the Company’s Securities

An active market for our common stock may not develop.

An active market for our common stock may never develop. Although we applied for quotation of our common stock on the NASD over-the-counter bulletin board and are traded on the NASDAQ OTC bulleting board, a public market for our stock may not be perpetuated. If our common stock does not continue to be traded on the bulletin board or if a public market for our common stock does not continue, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

Because we will be subject to the “Penny Stock” rules if our shares are quoted on the over-the-counter bulletin board, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Because our shares are quoted on the over-the-counter bulletin board, we will be required to remain current in our filings with the SEC and our securities will not be eligible for quotation if we are not current in our filings with the SEC.

Because our shares are quoted on the over-the-counter bulletin board, we are required to remain current in our filings with the SEC in order for shares of our common stock to be eligible for quotation on the over-the-counter bulletin board. In the event that we become delinquent in our required filings with the SEC, quotation of our common stock will be terminated following a 30 or 60 day grace period if we do not make our required filing during that time. If our shares are not eligible for quotation on the over-the-counter bulletin board, investors in our common stock may find it difficult to sell their shares.

Because of our status as a relatively unknown company with a small and thinly traded public float and lack of history as a public company which could lead to wide fluctuations in our share price, the market price for our common stock may be particularly volatile.

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

In addition, the market price of our common stock could be subject to wide fluctuations in response to:

•	quarterly variations in our revenues and operating expenses;
•	announcements of new products or services by us;
•	fluctuations in interest rates;
•	significant sales of our common stock, including “short” sales;
•	the operating and stock price performance of other companies that investors may deem comparable to us; and
•	news reports relating to trends in our markets or general economic conditions.

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

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our common stock.

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

Our Chief Executive Officer and Chief Financial Officer own or control at least 39% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in shareholders receiving a premium over the market price for our shares.

We estimate that approximately 39% of our outstanding shares of common stock is owned and controlled by our Chief Executive Officer and our Chief Financial Officer. Such concentrated control of our company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Accordingly, the existing principal stockholders together with our directors and executive officers will have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares, you may have no effective voice in the management of the Company.

Because future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, the market for our common stock may be adversely affected.

Our common shares are traded on the over-the-counter bulletin board (OTCBB). There can be no assurance however that a market will develop. Should a market develop, shares sold at a price below the current market price at which the common stock is trading will cause that market price to decline. Moreover, the offer or sale of a large number of shares at any price may cause the market price to fall. There is a risk that this downward pressure may make it impossible for an investor to sell his securities at any reasonable price, if at all.

Because management will have substantial discretion over the use of the proceeds of any funds raised, investors will have no control over where the money will go.

Our management will have significant flexibility in applying the net proceeds of any monies raised and may apply the proceeds in ways with which you do not agree. The failure of our management to apply these funds effectively could materially harm our business.

ITEM 2.	DESCRIPTION OF PROPERTY

Real Property

Our principal executive offices and manufacturing facilities are currently located in 16,300 square feet of office and warehouse space located at 3855 South 500 West, Suites B, C, J and R, Salt Lake City, Utah 84115. In January 2008, we signed a master lease agreement covering all of the suites that expires January 31, 2010 at a monthly lease rate of $9,900. We believe these facilities are adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not presently party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2007, no matter was submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the OTC Bulletin Board under the trading symbol “ZAGG.” The figures set forth below reflect the quarterly high and low bid information for shares of our common stock since it began trading on July 25, 2007, as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not represent actual transactions.

2007 Quarter Ended	High	Low
December 31, 2007	$0.87	$0.56
September 30, 2007*	$2.10	$0.56

*Trading began on July 25, 2007

Our common stock is covered by an SEC rule imposing additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with networth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with a spouse. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our stock to sell their shares in the secondary market. The rule may also cause fewer broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

Holders of Common stock

On March 21, 2008, there were 104 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Empire Stock Transfer. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividends

We have not declared or paid cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment or dividends to holders of common stock will depend upon our results of operations, financial condition, cash requirements, and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	2,800,000
Total	—	—	2,800,000

On July 24, 2007, the Board of Directors approved the issued 800,000 shares of our common stock to employees and consultants under a separate stock issuance plan.

On November 13, 2007, the Board of Directors adopted the ZAGG Incorporated 2007 Stock Incentive Plan wherein we may issue an aggregate of 2,000,000 options to purchase shares of our common stock or shares of our common stock. There were no shares issued or options issued under the plan as of December 31, 2007. Issuances after December 31, 2007 are noted in the Recent Sales of Unregistered Securities section of this 10-KSB.

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

ShieldZone entered into a distribution agreement with a distributor (the “Distributor”) in March 2006. On December 12, 2006, under a settlement type purchase agreement we agreed to issue to the Distributor 75,000 of our common shares, $13,000 cash plus portion of payment due from a customer for which the Distributor was our distributor in order to early cancel the distribution agreement. The shares were valued and expensed at $26,250 or $0.35 per share which was a contemporaneous sale price in a private transaction where a former officer sold a portion of his common shares of the Company.

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

On December 27, 2006, ShieldZone issued a Secured Convertible Promissory Note in the principal amount of $250,000 to an accredited investor. The Note is convertible into shares of the Company’s common stock at a conversion price per share of $0.35. The Note was issued pursuant to an exemption from registration provided by Rule 506 of Regulation D, as it was issued without any form of general solicitation or general advertising and the purchaser qualified as an accredited investor and accepted the Note and underlying shares for its personal account and not with a view towards distribution. The holders of the note converted the outstanding principal balance into 714,286 shares of our common stock on February 8, 2007. These shares had piggyback registration rights.

Empire Financial Group (“Empire”) acted as placement agent with respect to the offering and Empire or its designees received a cash fee equal to $47,250 and warrants to purchase 52,500 shares of our common stock at an exercise price of $0.35 per share. The warrant shares are subject to equitable adjustment for stock splits, stock dividends and similar events, and had “piggyback” registration rights.

On March 6, 2007, we issued and sold 785,856 shares of common stock to accredited investors. The shares were sold at a price per share of $0.35. These shares had piggy back registration rights. The shares were issued pursuant to an exemption form registration provided by Rule 506 of Regulation D, as they were issued without any form of general solicitation or general advertising and the purchases qualified as accredited investors and accepted the shares for their personal accounts and not with a view towards distribution.

On February 8, 2007, we and Amerasia Khan Enterprises Ltd. a Nevada corporation (“AKE”) (nka ZAGG Incorporated), a publicly held entity, executed an Agreement and Plan of Merger (the “Merger Agreement”) by and between AKE and its wholly owned subsidiary, SZC Acquisition Corp., a Nevada corporation (“Subsidiary”) on the one hand and ShieldZone Corporation, a Utah corporation on the other hand. Pursuant to the Merger Agreement ShieldZone merged with the Subsidiary, with ShieldZone Corporation surviving the merger (the “Merger”). In consideration, the shareholders of ShieldZone were issued 10,175,000 shares of the common stock of AKE. Shareholders holding 3,941,765 of these shares claim to have piggyback registration rights in AKE. The issuance of the shares in connection with the Merger was made pursuant to an exemption form registration provided by Rule 506 of Regulation D, as they were issued without any form of general solicitation or general advertising and the purchasers qualified as accredited investors and accepted the shares for their personal accounts and not with a view towards distribution.

During the quarter ended March 31, 2007, we repaid $50,000 of the principal balance of a $100,000 note issued in November 2006 to an affiliate of our Chief Executive Officer, and the remaining $50,000 of principal plus accrued interest of $1,749 was converted into 147,853 shares of common stock. These shares had piggy back registration rights. The shares were issued pursuant to an exemption form registration provided by Rule 506 of Regulation D, as they were issued without any form of general solicitation or general advertising and the purchases qualified as accredited investors and accepted the shares for their personal accounts and not with a view towards distribution.

On July 10, 2007, we sold (i) 1,975,000 shares of our common stock, and (ii) five-year warrants to purchase 987,500 shares of common stock at an exercise price of $1.30 per share, pursuant to a Securities Purchase Agreement among our company and certain institutional investors (the “Purchasers”) signatory thereto. We received aggregate gross proceeds of approximately $1,975,000 from the sale of the common stock and warrants. The common stock and warrants were offered solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder.

Under the applicable agreements, the Purchasers are entitled to certain contractual benefits, which are summarized as follows:

1.	The right to participate in any subsequent financing of ours in the next twelve months;

2.	Except for certain exempt issuances, restrictions on our ability to offer securities in the next 90 days and beyond in certain circumstances;

3.	For as long as any Purchaser holds our securities, restrictions on our ability to issue securities that are convertible into common stock at some future or variable price;

4.	For twelve months, restrictions on our ability to undertake a reverse or forward stock split of its common stock;

5.	For two years and except for certain exempt issuances, the right to certain anti-dilution provisions;

6.	The right to rescind in the event we fail to meet certain deadlines.

Empire Financial Group (“Empire”) acted as placement agent with respect to the offering and received a cash fee equal to $177,750 and warrants to purchase 197,500 shares of our common stock at an exercise price of $1.30 per share.

Pursuant to a Registration Rights Agreement, we agreed to file an initial registration statement covering the resale of the common stock and the shares of common stock underlying the warrants no later than 30 days from the closing of the offering and to have such registration statement declared effective no later than 120 days from the closing of the offering. If we did not timely file the registration statement or cause it to be declared effective by the required dates, then each investor in the offering would have been entitled to liquidated damages equal to 2% of the aggregate purchase price paid by such investor for the securities, and an additional 2% for each month that we did not file the registration statement or cause it to be declared effective. We were also subject to the same penalties for failure to perform the following acts in their respective timeframes:

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

3.	Failure to notify the Purchasers within one trading day of when we requested effectiveness of the registration statement;

4.	Failure to file a final prospectus within one trading day after effectiveness;

5.	Failure to maintain an effective registration statement for more than ten consecutive calendar days or more than an aggregate of fifteen calendar days in a twelve month period; and

6.	Failure to register all of the common stock and the shares of common stock underlying the warrants pursuant to one or more registration statements on or before December 28, 2007.

We were able to meet all of the prescribed deadlines noted above and the registration statement was declared effective by the SEC on August 30, 2007.

On July 24, 2007, we issued 800,000 shares of common stock to employees and affiliates under our Stock Option and Stock Grant plan. On November 12, 2007, we issued 60,000 shares of common stock to employees under our Stock Option and Stock Grant plan.

On August 7, 2007, we issued (i) 850,000 shares of our common stock, and (ii) five-year warrants to purchase 425,000 shares of common stock at an exercise price of $1.30 per share, pursuant to a Securities Purchase Agreement among our company and certain institutional investors (the “Purchasers”) signatory thereto. We received aggregate gross proceeds of approximately $850,000 from the sale of the common stock and warrants. The common stock and warrants were offered solely to “accredited investors” in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder.

Empire Financial Group (“Empire”) acted as placement agent with respect to the offering and received a cash fee equal to $76,500 and warrants to purchase 85,000 shares of our common stock at an exercise price of $1.30 per share.

On September 19, 2007, we entered into agreements with certain investors holding 4,803,904 shares of common stock that acquired their shares as part of an exchange transaction that took place in connection with a merger involving our company in February 2007. These investors were not included along with certain institutional investors in a registered offering on Form SB-2 that went effective on August 30, 2007. As consideration for these shares not being included in that offering, on November 19, 2007, we granted these investors warrants to purchase 2,401,953 shares of our common stock at an exercise price of $1.30

On March 6, 2008, we granted options to purchase 507,000 of our common stock to employees and consultants. The options have an exercise price of $0.65 and an expiration date of March 6, 2013. The options vest equally over a three year period.

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

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion highlights what we believe are the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our financial statements and related notes appearing elsewhere in this Annual Report. This discussion contains “forward-looking statements,” which can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those expressed or implied by these forward-looking statements. Such risks and uncertainties include, without limitation, the risks described on page 1 of this Annual Report, and the risks described at the end of Item 1 above.

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

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007),“Business Combinations.” This accounting principle requires the fundamental requirements of acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; minority interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively. Earlier adoption is prohibited. Adoption is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This accounting principle eliminates noncomparable accounting for minority interests. Specifically, minority interests are presented as a component of shareholders’ equity; consolidated net income includes amounts attributable to both the parent and minority interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; elimination of purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests; and recognition of deconsolidated controlling interest based on fair value consistent with Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively, however presentation and disclosure will be adopted retrospectively for all periods presented. Earlier adoption is prohibited. Adoption is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109,” Accounting for Income Taxes. “FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Adoption of this interpretation did not have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for our financial statements issued in 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

We have reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our results of operation, financial position or cash flows. Based on that review, we believe that none of these pronouncements will have a significant material effect on our current or future earnings or operations.

Results of Operations

YEAR ENDED DECEMBER 31, 2007 AS COMPARED TO THE YEAR ENDED DECMEBER 31, 2006

Net sales

Net sales for the year ended December 31, 2007 were $5,135,715 as compared to net sales of $2,777,036 for the year ended December 31, 2006, an increase of $2,358,679 or 85%.

The significant increase in product sales is mainly attributed to continued strong sales of our invisibleSHIELD products with approximately 62% of our product being sold through our website to retail customers, 13% being sold through mall carts and kiosks, 13% through retail outlets including the store at our corporate headquarters, 3% to wholesale distributors, 7% from shipping and handling charges and 2% from license fees for licensed mall carts.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping costs. For the year ended December 31, 2007, cost of sales amounted to $1,340,850 or approximately 26% of net sales as compared to cost of sales of $727,434 or 26% of net sales for the year ended December 31, 2006. Cost of sales has remained consistent as a percentage of sales from 2006 to 2007 primarily due to our favorable shipping rates.

Gross profit

Gross profit for the year ended December 31, 2007 was $3,794,865 or approximately 74% of net sales as compared to $2,049,602 or approximately 74% of net sales for the year ended December 31, 2006. We have been able to maintain or gross profit from 2006 to 2007 primarily due to our continued strong internet sales and favorable shipping rates from our shipping vendors. There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for year ended December 31, 2007 were $5,032,415, an increase of $2,758,195 from total operating expenses for year ended December 31, 2006 of $2,274,220. The increases are primarily attributable to the following:

•
For the year ended December 31, 2007, we recognized $845,000 in expense related to the issuance of restricted stock to employees and key consultants of the Company. We also recognized $82,729 as settlement expense related to the issuance of warrants to certain investors whose shares were not included in a registration statement filed with the SEC on August 9, 2007. Exclusive of these non-cash charges, total operating expenses were $4,104,686 and the loss from operations was ($309,821).

•
For the year ended December 31, 2007, salaries and related taxes increased by $723,393 to $1,582,262 from $858,869 for the year ended December 31, 2006 due to the hiring of key management personnel and additional staff to facilitate our continued growth and development of our overall business plan and marketing strategy. At December 31, 2006 we had 35 employees and at December 31, 2007 we had 76 employees.

•
For the year ended December 31, 2007, consulting expense was $39,100, a decrease of $34,650 from the expense recognized for the year ended December 31, 2006 of $73,750. The decrease is primarily due to approximately $63,000 that was paid to a consultant who then became our president in 2006, partially offset by expenses incurred related to the hiring of key personnel during year ended December 31, 2007 of $24,000 and payments to a consulting firm for website optimization of $10,000.

•
For the year ended December 31, 2007, legal and accounting expenses were $280,496, an increase of $91,511 as compared to $188,985 for the year ended December 31, 2006. The overall increase is attributable to the reverse merger that we effectuated in February 2007 and the overall increased legal and accounting expenses associated with being a public company.

•
For the year ended December 31, 2007, marketing and advertising expenses were $944,715, an increase of $529,125 as compared to $415,590 for the year ended December 31, 2006. This increase is attributable to an increase in our marketing efforts as we roll out product and continue implementing our business plan. The primary marketing expenditures continue to be in web advertising and search engine optimization. We also spent approximately $111,000 on television and radio advertising and $19,000 to redesign our consumer packaging for the year ended December 31, 2007. We expect our marketing and advertising expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products and brand name as well as sales training.

•
For the year ended December 31, 2007, other selling, general and administrative expenses were $1,258,113 as compared to $635,276 for the year ended December 31, 2006. The increase was attributable to the increase in operations as we implement our business plan and is summarized below:

	2007	2006
Contract labor	$260,340	$45,466
Rent	193,593	57,644
Credit Card and bank fees	127,195	42,101
Travel and entertainment	102,311	64,359
Depreciation and amortization	86,160	41,503
Investor relations	71,172	—
Insurance	74,987	24,847
Telephone and utilities	58,861	33,707
Office supplies	51,960	36,968
Printing expenses	40,166	39,016
Other	191,368	249,645
Total	$1,258,113	$635,276

(Loss) income from operations

We reported loss from operations of ($1,237,550) for the year ended December 31, 2007 as compared to a net loss from operations of income from operations of ($224,618) for the year ended December 31, 2006, an increased loss of $1,012,932. Net of the non-cash charges related to the issuance of stock to employees and key consultants of $845,000 and the settlement expense of $82,729, we had an operating loss of ($309,821). The loss from operations for the year ended December 31, 2007 as compared to loss from operations for the year ended December 31, 2006 is primarily attributable to $845,000 in expenses related to the issuance of restricted stock to employees and key consultants of the Company, $82,729 in settlement expense, increased salaries and related expenses of $723,393, increased legal and accounting fees of $91,511 primarily due to the recapitalization transaction, increased advertising and marketing expenses of $574,672, increased rent expense of $135,949 due primarily to the addition of corporate mall carts, increased credit card and bank fees of $85,094, increased travel and entertainment expense of $37,952, increased depreciation and amortization expense of $44,657, investor relations related expenses of $71,172, increased insurance expenses of $50,140, increased telephone and utilities expenses of $25,154, increased office supplies expense of $14,992 and increased printing expenses of $1,150, partially offset by decreased other expenses of $58,277.

Other income

For the year ended December 31, 2007, total other income was $29,219 compared to other income of $3,947 for the year ended December 31, 2006. The increase is primarily attributed to interest income of $60,761 for the year ended December 31, 2007 compared to interest income of $6,760 for the year ended December 31, 2006 due to increased cash balances in our depository accounts primarily attributable to the offerings completed during 2007. These increases were partially offset by interest expense of ($31,452) for the year ended December 31, 2007 compared to interest expense of ($2,813) for the year ended December 31, 2006 due to interest expense related to short-term borrowings during the first and second quarters of 2007. We recognized an income tax benefit for the year ended December 31, 2007 of $448,820.

Net (loss) income

As a result of these factors, we reported a net loss of (759,511) or ($0.05) per share for the year ended December 31, 2007 as compared to a net loss of ($141,253) or ($0.01) per share for the year ended December 31, 2006.

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

•
For the year ended December 31, 2006, advertising and marketing expenses were $415,590 as compared to $22,626 for the period from March 24, 2005 (inception) to December 31, 2005, an increase of $392,964. This increase is attributable to an increase in our marketing efforts as we roll out product and implement our business plan. We expect our marketing and advertising expenses to increase as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training. During fiscal 2007, we intend to significantly expand our marketing efforts related to our products.

•
For the year ended December 31, 2006, other selling, general and administrative expenses amounts to $635,276 as compared to $157,931 for the period from March 24, 2005 (inception) to December 31, 2005. The increase was attributable to the increase in operations as we implement our business plan and is summarized below:

	2006	2005
Contract labor	45,466	26,628
Insurance	24,847	3,454
Depreciation	41,503	2,440
Rent	57,664	5,918
Travel and entertainment	64,359	4,380
Telephone and utilities	33,707	5,292
Printing expenses	39,016	12,653
Office supplies	36,968	15,479
Credit card and bank fees	42,101	11,928
Other	249,645	50,191
Total	$635,276	$157,931

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

At December 31, 2007, we had a cash balance of $2,129,215.

Our working capital position increased by $2,594,302 to working capital of $2,514,829 at December 31, 2007 from a working capital deficit of ($79,473) at December 31, 2006. This increase in working capital is primarily attributable to the overall increased current assets including cash of $1,660,833, prepaid expenses of $90,383, increased prepaid advertising of $204,976, increased inventories of $344,522, increased accounts receivable of $281,297, decreased wages payable of $26,191 and decreased convertible notes payable of $350,000, decreased deferred sales return liability of $8,139, partially offset by increased accounts payable of $258,884, increased notes payable of $42,090 and increased deferred revenues of $14,110.

Net cash used in operating activities for the year ended December 31, 2007 was ($842,490) as compared to cash provided by operating activities of $189,281 for the year ended December 31, 2006. For the year ended December 31, 2007, net cash used in operating activities was attributable primarily to our net loss of ($759,511), deferred income tax benefit of $449,566, increased inventories of $344,522, increased accounts receivable of $281,297, increased prepaid advertising of $204,976, increased prepaid expenses and other current assets of $50,002, decreased accrued wages and wage related expenses of $26,191, increased other assets of $18,428, decreased sales returns liability of $8,139 and currency exchange gain of $3,866, partially offset by non-cash expense related to issuance of stock to employees of $845,000, increased accounts payable of $210,196, non-cash settlement expense of $82,729, depreciation and amortization of $86,160, decreased prepaid income taxes of $44,361 and decreased accrued liabilities of $17,733.

Net cash used in investing activities for the year ended December 31, 2007 was ($195,227) attributable to the purchase of property and equipment of $146,463 and payments for intangible assets of $48,764.

Net cash provided by financing activities was $2,698,550 for the year ended December 31, 2007. Net cash provided by financing activities for the year ended December 31, 2007 was attributable to the net proceeds from the sale of common stock of $2,798,550 and proceeds from notes payable of $200,000, partially offset by repayments of convertible debt - officer of $50,000 and repayment of notes payable of $250,000.

We reported a net increase in cash for the year ended December 31, 2007 of $1,660,833.

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

For the year ended December 31, 2007 and 2006, we generated revenues of $5,135,715 and $2,777,036, respectively and incurred a net to loss of ($759,511) and ($141,253), respectively, had negative cash flow from operating activities of ($842,490) for the year ended December 31, 2007 and positive cash flow from operating activities of $189,281 for the year ended December 31, 2006. As of December 31, 2007, we had stockholders’ equity of $3,364,465, an accumulated deficit of ($742,388), working capital of $2,514,829, accounts payable of $505,575, deferred licensing revenue of $100,911, accrued wages and wage related expenses of $95,537, notes payable related to equipment financing of $42,090, accrued liabilities of $35,814 and sales returns liability of $23,861. Management believes that existing cash, along with cash generated from the collection of accounts receivable and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

Off Balance Sheet Arrangements

As of December 31, 2007, there were no off balance sheet arrangements.

ITEM 7.	FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements for the fiscal years ended December 31, 2007 and 2006 begins on page F-1 of this report.

ITEM 8.	CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 16, 2007, LBB & Associates Ltd., LLP, was dismissed as our auditors. There were no disagreements with LBB & Associates. On March 19, 2007, we retained Salberg & Company, P.A., as our auditors. We reported this change in auditors on Form 8-K filed March 21, 2007.

On April 17, 2007, Salberg & Company, P.A. was dismissed as our auditors. There were no disagreements with Salberg & Company. On April 17, 207, we retained Hansen, Barnett & Maxwell, P.C. as our auditors. We reported this change in auditors on Form 8-K filed April 20, 2007.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, at December 31, 2007, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The design of any disclosure controls and procedures is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

During the course of our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER ITEMS

None.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees. All of our officers and directors were appointed on the effective date of the Merger. All of our directors hold office until the next annual meeting of stockholders and their successors are duly elected and qualify. Executive officers serve at the request of the board of directors.

Name	Age	Position
Robert G. Pedersen II	41	Chief Executive Officer, Director
Brandon T. O’Brien	37	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our current executive officers and directors.

Robert G. Pedersen II - Mr. Pedersen provides the overall vision and leadership of ZAGG Incorporated. Mr. Pedersen has more than 20 years' experience in executive management, sales and marketing, communications, as well as owning and managing several start-up businesses and enterprises. Since 1998, Mr. Pedersen was a co-owner and executive manager for Del Sol, LC, a Utah-based international specialty retailer of apparel and accessories, where he implemented the in-line retail store model. Del Sol now has more than 80 stores world-wide. Additionally, Mr. Pedersen created and was the director of DelSol.com, Del Sol LC’s Internet presence. In 2002 Mr. Pedersen founded PayTeck, Inc., a Utah provider of Internet-based payment processing services, which was later sold to Zion's Bank, a public company, in 2005. Mr. Pedersen joined ZAGG in October 2005 as a consultant and then in January 2006 joined the company as a full partner in a full time capacity and has served as its Chief Executive Officer and Chairman since that time. Mr. Pedersen is also the Company’s largest shareholder. Mr. Pedersen earned a degree in business administration (BSBA) from the University of Phoenix and a Masters Degree (MBA) from Brigham Young University in Business Administration with an emphasis in marketing, finance and organizational communications.

Brandon T. O’Brien - Mr. O’Brien became our Chief Financial Officer on February 12, 2007. Prior to assuming his position as the Chief Financial Officer for the Company, Mr. O’Brien, served as the Vice President of Finance at Fonix Corporation, a speech recognition software company, from January 2003 to January 2007, and as an independent financial consultant from September 2001 to January 2003. Mr. O’Brien has extensive experience in mergers and acquisitions, accounting for financial transactions with foreign subsidiaries and the application of financial accounting standards and principles. Mr. O’Brien has broad experience with both small micro-cap public companies and with large multinational public companies. Mr. O’Brien is a licensed Certified Public Accountant and has attained the Certified Management Accountant and Certified Financial Manager designations. Mr. O’Brien earned a Bachelor of Science degree in Accounting from Utah State University in 1995 and a Masters of Business Administration from the University of Utah in 1996.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of The Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2007, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2007:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form

Robert G. Pedersen II Chief Executive Officer, Chairman	—	5	—

Brandon T. O’Brien Chief Financial Officer	—	3	—

Johnny Lee Former Chief Executive Officer	1	—	—

David Ho Former Chief Financial Officer	1	—	—

SunCreek, LLC	1	—	—

Code of Ethics and Corporate Governance

We adopted a Code of Business Conduct and Ethics (the “Code”) on March 16, 2007 that applies to all of our directors and employees, including our chief executive officer and chief financial officer. The purpose of the Code is to, among other things, focus our directors, officers and employees on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report unethical or unlawful conduct and to help enhance and formalize our culture of integrity, respect and accountability. A printed copy of the Code may also be obtained free of charge by writing to ZAGG Incorporated, Attention: CFO, 3855 S 500 W, Suite J, Salt Lake City, UT 84115.

Audit Committee

We do not currently have a standing audit committee. The Company’s Chief Executive Officer is actively researching candidates for membership on the Board of Directors who would be “independent” and who, accordingly, could serve on an audit committee.

Audit Committee Financial Expert

We do not currently have an “audit committee financial expert” as defined under Item 401(e) of Regulation S-B. As discussed above, our Board of Directors plans to form an Audit Committee. In addition, the Board is actively seeking to appoint an individual to the Board of Directors and the Audit Committee who would be deemed an audit committee financial expert.

ITEM 10.	EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information regarding the compensation earned by each of the named executives for the fiscal year ended December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Robert G. Pedersen II President, Chief Executive Officer and Director	2007	$120,000	$12,000	$95,000(1)	—	—	$227,000
	2006	$40,000	$10,000	—	—	—	$40,000

Brandon T. O’Brien Chief Financial Officer	2007	$101,846	$12,000	$120,000(2)	—	—	$233,846(3)

(1)
Amount expensed for the year ended December 31, 2007 is based upon the aggregate grant date fair value calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 R, Share Based Payments. This represents the expense associated with the issuance of 95,000 shares of restricted stock.

(2)
Amount expensed for the year ended December 31, 2007 is based upon the aggregate grant date fair value calculated in accordance with the SSFAS No. 123R, Share Based Payments. This represents the expense associated with the issuance of 135,000 shares of restricted stock.

(3)	Mr. O’Brien was appointed our Chief Financial Officer on February 12, 2007.

Outstanding Equity Awards

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer as of December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS					STOCK AWARDS
Name of Executive	Number of Exercisable Securities Underlying Unexercised Options	Number of Unexercisable Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Robert G. Pedersen II	—	—	—	—	—	—	—	—

Brandon T. O’Brien	—	—	—	—	—	—	—	—

On November 13, 2007, the Board of Directors adopted the ZAGG Incorporated 2007 Stock Incentive Plan wherein we may issue an aggregate of 2,000,000 options to purchase shares of our common stock, or shares of our common stock. There were no shares issued or options issued under the plan as of December 31, 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 21, 2008, certain information regarding the ownership of our capital stock by the following persons on such date: each of the directors and executive officers, each person who is known to be a beneficial owner of more than 5% of any class of our voting stock, and all of our officers and directors as a group. Unless otherwise indicated below, to our knowledge, all persons listed below had sole voting and investing power with respect to their shares of capital stock, except to the extent authority was shared by spouses under applicable community property laws.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 21, 2008 were deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and was based upon the number of shares of the Common Stock issued and outstanding, as of March 21, 2008 which was 18,873,995 shares.

Title of Class	Name and Address Of Beneficial Owners (1)	Amount and Nature Of Beneficial Ownership	Percent Of Class (2)
Common Stock	Robert G. Pedersen II President and Chief Executive Officer (3)	7,382,557	37.62%

Common Stock	Brandon T. O’Brien Chief Financial Officer	331,780	1.75%

Common Stock	Andrew C. Park 201 Post Street, 11th Floor San Francisco, CA 94108	1,058,235	5.61%

Common Stock	SunCreek, LLC 2873 Tolcate Lane Holladay, Utah 84121	5,000,000	26.49%

	All officers, directors and director nominees as a group (2)	7,714,337	39.16%

(1)
Unless otherwise noted, the address for each of the named beneficial owners is: 3855 South 500 West, Suite J, Salt Lake City, Utah, 84115. Unless otherwise indicated, beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and generally includes voting and/or investment power with respect to securities. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty days of March 21, 2008, are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership set forth in the above table, unless otherwise indicated.

(2)	The calculations of percentage of beneficial ownership are based on 18,873,995 shares of common stock outstanding as of March 18, 2008.

(3)
Includes 1,595,000 shares of Common Stock held directly by Mr. Pedersen, 5,000 shares of Common Stock held by Mr. Pedersen’s spouse and 5,000,000 shares of Common Stock held by SunCreek, LLC, an entity wholly owned by Mr. Pedersen. Mr. Pedersen exercises sole voting and investment control over the shares held by SunCreek, LLC. Also includes 750,000 warrants to purchase shares of common stock at $1.30 per share.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13.	EXHIBITS

Exhibit Number	Description
2.1*	Agreement and Plan or Merger Dated February 8, 2007
2.2*	Sale, Assignment, Assumption and Indemnification Agreement dated February 8, 2007
3.1*	Articles of Incorporation of Registrant as filed with the State of Nevada
3.2*	Bylaws of Registrant
10.1*	Management Services Agreement dated May 1, 2005
10.2*	Extension of Management Services Agreement dated May 1, 2005
10.3*	Suspension of Management Services Agreement Dated May 1, 2005
10.4*	Academic Regalia Purchase and Rental Agreement Dated June 15, 2005
10.5*	Form of Reseller Agreement
10.6*	Form of License Agreement
10.7*	Form of Distributorship Agreement
10.8*	Distribution Agreement with CareFit USA dated October 3, 2006
10.9*	Distribution Agreement with ENVIOUS dated January 24, 2006
10.10*	ZAGG Incorporated 2007 Stock Incentive Plan
14*	Code of Ethics
16*	Letter on Change in Certifying Accountants
21.1	List of subsidiaries
23.1	Consent of Independent Registered Accounting Firm Salberg & Company, P.A.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
99.1*	Director’s and Officer’s Letter of Resignation by Mr. Johnny Lee and Officer’s Letter of Resignation and Conditional Director’s Resignation from Mr. David Ho to the Board of Directors of Registrant

* previously filed with the Securities and Exchange Commission

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Hansen, Barnett & Maxwell, P.C. (“HBM”) has served as our independent registered public accounting firm since April 17, 2007. For the fiscal year ended December 31, 2007, HBM has billed us $46,500 for the annual audit and reviews of our quarterly financial statements and reviews of our various registration statements throughout 2007.

Salberg & Co, P.A. served as our independent registered public accounting firm for the year ended December 31, 2006 and billed us $64,000 for the annual audit.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAGG INCORPORATED

Dated: March 27, 2008	By:	/s/ ROBERT G. PEDERSEN II

Robert G. Pedersen II President, CEO and Chairman (Principal Executive Officer)

Dated: March 27, 2008	By:	/s/ BRANDON T. O’BRIEN

Brandon T. O’Brien Chief Financial Officer (Principal Accounting and Financial Officer)

ZAGG INCORPORATED AND SUBSIDIARY
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ZAGG Incorporated

We have audited the accompanying consolidated balance sheet of ZAGG Incorporated and subsidiary as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of ZAGG Incorporated as of December 31, 2006 were audited by other auditors whose report dated March 5, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZAGG Incorporated and subsidiary as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hansen, Barnett & Maxwell, P.C.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, UT
March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders’ of
Zagg Incorporated (fka ShieldZone Corporation)

We have audited the accompanying balance sheet of Zagg Incorporated (fka ShieldZone Corporation) as of December 31, 2006 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zagg Incorporated (fka ShieldZone Corporation) as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 5, 2007

ZAGG INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS

Current assets
Cash	$2,129,215	$468,382
Accounts receivable, net	402,446	121,149
Inventories	447,044	102,522
Prepaid income taxes	-	44,361
Prepaid advertising	204,976	-
Prepaid expenses and other current assets	122,107	31,724
Deferred income tax assets	12,829	19,468
Due from employees	-	3,714

Total current assets	3,318,617	791,320

Property and equipment, net	328,077	221,474

Deposits and other assets	30,547	12,119

Intangible assets, net	46,894	2,340

Total assets	$3,724,135	$1,027,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Convertible note payable	$-	$250,000
Convertible note payable - officer	-	100,000
Notes payable	42,090	-
Accounts payable	505,575	246,691
Accrued liabilities	35,814	33,573
Accrued wages and wage related expenses	95,537	121,728
Deferred licensing revenue	100,911	86,801
Sales returns liability	23,861	32,000

Total current liabilities	803,788	870,793

Long-term liabilities

Non-current deferred income tax liability, net	(444,118)	12,087

Total liabilities	359,670	882,880

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
18,853,995 and 10,175,000 shares issued and outstanding, respectively	18,855	10,175
Warrants to purchase common stock	750,476	-
Additional paid-in capital	3,341,388	117,075
Cumulative translation adjustment	(3,866)	-
Retained (deficit) earnings	(742,388)	17,123

Total stockholders' equity	3,364,465	144,373

Total liabilities and stockholders' equity	$3,724,135	$1,027,253

See accompanying notes to consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006

Net sales	$5,135,715	$2,777,036
Cost of sales	1,340,850	727,434

Gross profit	3,794,865	2,049,602

Operating expenses:
Salaries and related taxes	1,582,262	858,869
Compensation expense related to stock issuance	845,000	-
Consulting	39,100	73,750
Settlement fees	82,729	101,750
Advertising and marketing	944,715	415,590
Legal and accounting	280,496	188,985
Other selling, general and administrative	1,258,113	635,276

Total operating expenses	5,032,415	2,274,220

Loss from operations	(1,237,550)	(224,618)

Other income:
Interest expense	(31,452)	(2,813)
Interest and other income	60,671	6,760

Total other income	29,219	3,947

Loss before benefit for income taxes	(1,208,331)	(220,671)

Income tax benefit	448,820	79,418

Net loss	(759,511)	(141,253)

Basic and diluted net loss per common share	$(0.05)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	16,139,177	10,052,808

See accompanying notes to consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2007 and 2006

						Cumulative
				Outstanding		Foreign
			Additional	Warrants	Retained	Currency	Total
	Common Stock		Paid-in	to Purchase	Earnings	Translation	Stockholders'
	Shares	Amount	Capital	Common Stock	(Deficit)	Adjustment	Equity

Balances, December 31, 2005	10,000,000	$10,000	$(9,000)	$-	$158,376	$-	$159,376

Capital contribution	-	-	25,000	-	-	-	25,000

Issuance of common stock for cash	100,000	100	74,900	-	-	-	75,000

Common stock issued in settlement of contract	75,000	75	26,175	-	-	-	26,250

Net loss	-	-	-	-	(141,253)	-	(141,253)

Balances, December 31, 2006	10,175,000	10,175	117,075	-	17,123	-	144,373

Issuance of common stock and warrants for cash	3,610,856	3,611	2,736,633	-	-	-	2,740,244

Issuance of common stock with reverse merger	3,346,000	3,346	(3,346)	-	-	-	-

Issuance of common stock in conversion of debt	862,139	863	299,138	-	-	-	300,001

Issuance of common stock to employees	860,000	860	844,140	-	-	-	845,000

Issuance of warrants for settlement of dispute	-	-	(652,252)	734,981	-	-	82,729

Issuance of warrants assoicated with short-term loan	-	-	-	15,495	-	-	15,495

Foreign currency loss	-	-	-	-	-	(3,866)	(3,866)

Net loss	-	-	-	-	(759,511)	-	(759,511)

Balances, December 31, 2007	18,853,995	$18,855	$3,341,388	$750,476	$(742,388)	$(3,866)	$3,364,465

See accompanying notes to consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006
Cash flows from operating activities
Net loss	$(759,511)	$(141,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense related to issuance of stock to employees	845,000	-
Depreciation and amortization	86,160	41,503
Loss on disposal of fixed assets	-	335
Bad debt recovery	-	(2,307)
Deferred income tax benefit	(449,566)	(79,418)
Expense related to issuance of warrants	82,729	-
Expense related to issuance of common stock for contract settlement	-	26,250
Currency exchange gain	(3,866)	-
Changes in assets and liabilities
Accounts receivable	(281,297)	955
Inventories	(344,522)	(92,050)
Due from employees	3,714	(3,714)
Prepaid income taxes	44,361	(44,361)
Prepaid advertising	(204,976)	-
Prepaid expenses and other current assets	(50,002)	39,074
Due from related parties	-	6,364
Other assets	(18,428)	(7,603)
Accounts payable	210,201	203,326
Income taxes payable	-	(3,468)
Accrued liabilities	17,733	11,799
Accrued wages and wage related expenses	(26,191)	121,728
Deferred licensing revenues	14,110	86,801
Sales return liability	(8,139)	25,320

Net cash (used in) provided by operating activities	(842,490)	189,281

Cash flows from investing activities
Payments for intangible assets	(48,764)	-
Proceeds from disposal of equipment	-	3,000
Purchase of property and equipment	(146,463)	(189,543)

Net cash used in investing activities	(195,227)	(186,543)

Cash flows from financing activities
Repayments on equipment financing payable	-	(10,017)
Proceeds from issuance of common stock and warrants	2,798,550	75,000
Payments on debt	(250,000)	-
Proceeds from notes payable	200,000	-
Payments on convertible note payable - officer	(50,000)	-
Capital contribution	-	25,000
Proceeds from convertible note payable - officer	-	250,000
Proceeds from convertible note payable	-	100,000

Net cash provided by financing activities	2,698,550	439,983

Net increase in cash and cash equivalents	1,660,833	442,721

Cash and cash equivalents at beginning of the period	468,382	25,661

Cash and cash equivalents at end of the period	$2,129,215	$468,382

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$17,959	$1,814
Cash paid during the period for income taxes	$-	$1,000

See accompanying notes to consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2007 and 2006

Supplemental schedule of noncash investing and financing activities

For the Year Ended December 31, 2007:

Issued 714,286 shares of common stock in conversion of convertible note payable.

Issued 147,853 shares of common stock in conversion of convertible note payable - officer and accrued interest.

Issued 860,000 shares of common stock to employees and consultants.

Issued warrants to purchase 100,000 shares of common stock in connection with note payable valued at $15,495.

Issued warrants to purchase 2,401,953 shares of common stock in settlement of a dispute.

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

ZAGG Incorporated (the “Company”) was incorporated in the State of Utah on March 25, 2005 as Protective Solutions, Inc. On January 30, 2006, the Company amended its articles of incorporation and changed its name to ShieldZone Corporation. On February 8, 2007 the Company was acquired by an inactive publicly held company, Amerasia Khan Enterprises Ltd. in a transaction accounted for as a recapitalization of the Company. On March 1, 2007, the Company redomesticated its operating subsidiary by reincorporating it in the State of Nevada and on that same date the Company merged that subsidiary into Amerasia Khan Enterprises Ltd, the parent, who was the surviving entity. In connection with the merger the Company changed the name of Amerasia Khan Enterprises Ltd. to ZAGG Incorporated. The Company continues to operate the historical business of ShieldZone Corporation and may use the ShieldZone name as a tradename (see Note 2).

The Company has developed and sells, through the Internet, retail and wholesale distribution channels, patent-pending protective shields under the name of the invisibleSHIELD™ for electronic devices. The Company also designs and sells accessory products for electronic devices.

The consolidated financial statements include the accounts of ZAGG Incorporated and its wholly owned subsidiary ZAGG Europe Limited. All intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the allowance for doubtful accounts, inventory valuation allowances, sales returns and warranty liability and the useful life of property and equipment.

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

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Credit terms to retailers and resellers, when extended, are based on evaluation of the customers' financial condition and, generally, collateral is not required. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management regularly evaluates the allowance for doubtful accounts considering a number of factors. Accounts receivable are generally due within thirty days of the invoice date and considered past due after thirty days. Estimated losses are based on the aging of accounts receivable balances, a review of significant past due accounts, and historical write-off experience, net of recoveries. If the financial condition of the Company’s customers were to deteriorate, whether due to deteriorating economic conditions generally, in the industry, or otherwise, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Inventories

Inventories, consisting primarily of finished goods and raw materials, are valued at the lower of cost or market and are accounted for on the first-in, first-out basis. Management performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary provisions to reduce such inventories to net realizable value. The Company recognizes all inventory reserves as a component of cost of sales.

Property and equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease. The useful lives are as follows:

Useful Lives
Office, computer and other equipment	3 to 10 years
Automobiles	5 years
Leasehold improvements	1 to 3.13 years

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

Intangibles and other long-lived assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value adjustment is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as an other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

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

The Company follows the guidance of Emerging Issues Task Force (EITF) Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” and (EITF) Issue 02-16 “Accounting by a Customer (Including a Reseller) for Certain Considerations Received from Vendors.” Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to the Company’s customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Reserve for Sales Returns and Warranty Liability

The Company’s return policy generally allows its end users and retailers to return purchased products for refund or in exchange for new products within 30 days of end user purchase. The Company estimates a reserve for sales returns and records that reserve amount as a reduction of sales and as a sales return reserve liability. During the years ended December 31, 2007 and 2006, actual and estimated sales returns totaled $45,866 and $5,882, respectively. At December 31, 2007 and 2006 the sales return liability was $23,861 and $32,000, respectively.

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company’s prior claims history. Actual warranty costs incurred are charged against the accrual when paid. During the years ended December 31, 2007 and 2006, warranty expense and the reserve for warranty liability, respectively, was not material.

 Shipping and Handling Costs

Amounts invoiced to customers for shipping and handlings are included in sales. During the years ended December 31, 2007 and 2006 shipping and handling charges paid by customers were $360,513 and $243,267. Actual shipping and handling costs to ship products to the Company’s customers are included in cost of sales and were $607,745 and $310,584, respectively.

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

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The following table summarizes the activity related to all Company stock options and warrants for the years ended December 31, 2007 and 2006:

	Warrants	Exercise Price Per Share	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2005	—	—	—
Granted	—	—	—
Exercised	—	—	—
Cancelled or expired	—	—	—
Outstanding at December 31, 2006	—	—	—
Granted	4,294,453	$0.35 - $1.30	$1.27
Exercised	—	—	—
Cancelled or expired	—	—	—
Outstanding at December 31, 2007	4,294,453	$0.35 - $1.30	$1.27
Outstanding and exercisable at December 31, 2007	4,294,453	$0.35 - $1.30	$1.27

Research and development

Research and development costs, if any, are expensed as incurred. For the years ended December 31, 2007 and 2006, research and development costs were not material and included in the accompanying statements of operations in other selling, general and administrative expenses.

Advertising

General advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2007 and 2006 were $944,715 and $370,043, respectively. The Company capitalizes expenses related to its direct marketing campaign under the guidance of Statement of Position 93-7 Reporting on Advertising Costs (“SOP 93-7”). The company has capitalized $190,787 as prepaid advertising related to the direct marketing campaign, these costs relate to the production of an infomercial spotlighting the invisibleSHIELD product line. The Company did some testing of the campaign during the third quarter of 2007 and determined that further modifications needed to be made to the infomercial. As of December 31, 2007, these changes were underway and the Company plans to begin utilizing the direct marketing campaign during the second quarter of 2008, at which time the Company will begin to amortize these prepaid advertising costs as prescribed by SOP 93-7.

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007),“Business Combinations.” This accounting principle requires the fundamental requirements of acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; minority interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively. Earlier adoption is prohibited. Adoption is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This accounting principle eliminates noncomparable accounting for minority interests. Specifically, minority interests are presented as a component of shareholders’ equity; consolidated net income includes amounts attributable to both the parent and minority interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; elimination of purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests; and recognition of deconsolidated controlling interest based on fair value consistent with Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively, however presentation and disclosure will be adopted retrospectively for all periods presented. Earlier adoption is prohibited. Adoption is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Adoption of this interpretation did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Net (Loss) Income Per Common Share

Basic net (loss) income per share is computed by dividing net (loss) income by weighted average number of shares of common stock outstanding during each period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of December 31, 2007 and 2006, the Company did not have any dilutive securities.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

	Net Loss	Weighted Average Shares	Per Share Amount
Year Ended December 31, 2006:
Basic EPS	$(141,253)	10,052,808	$(0.01)
Effect of common stock equivalents	—	—	—
Diluted EPS	$(141,253)	10,052,808	$(0.01)

Year Ended December 31, 2007
Basic EPS	$(759,511)	16,139,177	$(0.05)
Effect of common stock equivalents	—	—	—
Diluted EPS	$(759,511)	16,139,177	$(0.05)

NOTE 2 – RECAPITALIZATION

On February 8, 2007 (the “recapitalization date”), the Company executed an Agreement and Plan of Merger (the “Merger Agreement”) by and between Amerasia Khan Enterprises Ltd. (a public shell), now known as ZAGG Incorporated, and its wholly-owned subsidiary, SZC Acquisition Inc., a Nevada corporation (“Subsidiary”) on the one hand and ShieldZone Corporation, (“ShieldZone”) a Utah corporation, on the other hand. Pursuant to the Merger Agreement, Subsidiary was merged into ShieldZone with ShieldZone surviving the merger. In consideration, the stockholders of ShieldZone received 10,175,000 shares of Amerasia Khan Enterprises Ltd., now known as ZAGG Incorporated, common stock which was approximately 69% of the total common shares outstanding just subsequent to the merger but before the simultaneous sale of 785,856 common shares for $275,050 ($0.35 per share) and conversion of a $250,000 convertible promissory note for 714,286 common shares. The Company issued warrants as a fee to Empire Financial in conjunction with the sale of the 785,856 common shares. The Company issued warrants to purchase 52,500 shares of its common stock at an exercise price of $0.35. These warrants may be exercised until March 18, 2012, at which time they will expire if not exercised. The warrant holders also had piggyback registration rights. In connection with the merger/recapitalization, the Company is deemed to have issued 4,600,000 common shares to the original stockholders’ of Amerasia Khan Enterprises Ltd. Subsequent to the merger/recapitalization, 1,254,000 shares owned by certain original shareholders of Amerasia Khan Enterprises Ltd. were cancelled.

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

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

All share and per share data in the accompanying financial statements have been retroactively changed to reflect the effect of the merger and recapitalization.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	December 31,
	2007	2006

Accounts receivable	$436,839	$141,342
Less: Allowance for doubtful accounts	(34,393)	(20,193)
Accounts receivable, net	$402,446	$121,149

Bad debt expense for the year ended December 31, 2007 was $14,263 and for the year ended December 31, 2006, bad debt recovery was $2,307.

NOTE 4 – INVENTORIES

Inventory consisted of the following components:

	December 31,
	2007	2006

Finished goods	$230,937	$67,257
Raw materials	216,107	35,265
Total inventory	$447,044	$102,522

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		December 31,
		2007	2006
	Useful Lives
Computer Equipment and Software	3 to 5 years	$155,603	$58,790
Equipment	3 to10 years	144,343	58,407
Furniture and Fixtures	7 years	15,209	9,405
Automobiles	5 years	47,063	47,063
Leasehold improvements	1 to 3.13 years	91,637	91,637

		453,855	265,302
Less Accumulated Depreciation		(125,778)	(43,828)

Net property and equipment		$328,077	$221,474

For the years ended December 31, 2007 and 2006, depreciation expense was $81,950 and $41,503, respectively. During 2006, the Company purchased an asset for $3,450 and recorded accumulated depreciation on that asset of $115 before selling the asset for proceeds of $3,000. A loss of $335 was recognized on the sale of the asset in the accompanying financial statements.

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 6 – INTANGIBLE ASSETS

At December 31, 2007, intangible assets consist of legal fees paid in connection with the Company’s patent application of $7,935 and amounts paid to secure the Company’s Internet addresses. At December 31, 2006, intangible assets consisted solely of legal fees paid in connection with the Company’s patent application of $2,340. The costs relating to the definite-lived intangible assets are amortized over their estimated useful lives using straight-line amortization. The useful life for Internet addresses is 10 years. As of December 31, 2007, the patent had not been granted. Accordingly, the Company has not begun to amortize the patent costs and will begin amortizing the patent over the legal life of the patent, when the patent is granted.

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

The Company’s definite-lived intangible assets are summarized in the table below:

December 31, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internet addresses	$43,169	$(4,210)	$38,959

NOTE 7 – EQUIPMENT FINANCING PAYABLE

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

NOTE 8 - INCOME TAXES

The following table shows the Company’s deferred and current income tax (benefit) expense for the year ended December 31, 2007 and the period ended December 31, 2006, as follows:

	2007	2006
Deferred income tax (benefit) expense	$(448,820)	$(79,418)
Current income tax (benefit) expense	—	—
	$(448,820)	$(79,418)

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes:

	2007	2006
Tax at statutory rate (34%)	$(412,089)	$(75,028)
Non-deductible expense and other	3,266	2,893
State tax, net of federal tax rate	(39,997)	(7,283)
	$(448,820)	$(79,418)

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$481,322	$4,422
Allowance for doubtful accounts	12,829	7,532
Charitable contributions	811	—
Sales returns accrual	8,900	11,936
Total gross deferred tax assets	503,862	23,890
Less valuation allowance	—	—

Net deferred tax assets	$503,862	$23,890

Deferred tax liabilities:
Property and equipment	$46,915	$16,509
Total gross deferred tax liabilities	46,915	16,509
Net deferred tax assets	$456,947	$7,381

Deferred tax assets, net – current	$12,829	$19,468
Deferred tax assets, net – non-current	444,118	(12,087)

Net deferred tax assets	$456,947	$7,381

There was no valuation allowance at December 31, 2007 as management believes it is more likely than not that it can realize its deferred tax assets.

At December 31, 2007, the Company had a net operating loss carryforward of approximately $1,274,130 available to offset future taxable income through 2027.

NOTE 9 – STOCKHOLDER’S EQUITY

Change in Authorized Shares

On January 30, 2006, the Company amended its articles of incorporation and increased the numbers of authorized shares of the Company to 10,000,000, of which 4,000,000 shares, no par value, shall be common stock and 6,000,000 shares of no par value shall be preferred stock with such designations, rights and preferences as may be determined from time to time by the Board of Directors. In November 2006, the Company amended its articles of incorporation to cancel the preferred shares previously authorized and increase the number of authorized common shares to 10,500,000. In February 2007 the Company recapitalized with a public shell and authorized shares became 50,000,000 at $0.001 par value (See Note 2). The new authorized shares are reflected retroactively in the accompanying balance sheet.

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

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

The Company entered into a distribution agreement with a distributor (the “Distributor”) in March 2006. On December 12, 2006, under a settlement type purchase agreement the Company agreed to issue to the Distributor 75,000 of its common shares, $13,000 cash plus a portion of payment due from a customer for which the Distributor was the Company’s distributor in order to early cancel the distribution agreement. The shares were valued and expensed at $26,250 or $0.35 per share which was a contemporaneous sale price in a private transaction where a former officer sold a portion of his common shares of the Company.

On February 8, 2007, the Company issued 714,286 shares of common stock in conversion of a convertible note payable (see Note 11) with a principal balance of $250,000. The Company also issued 3,346,000 shares of common stock in conjunction with the reverse merger transaction (see Note 2).

On March 6, 2007, the Company issued 785,856 shares of its common stock in a private placement wherein the Company received $275,050 and paid fees of $47,250 and fee warrants to purchase 52,500 shares of the Company’s common stock at a strike price of $0.35.

On March 30, 2007, the Company issued 147,853 shares of its common stock in conversion of a note payable of $50,000 plus accrued interest of $1,749 (see Note 10).

On May 30, 2007 the Company issued warrants to purchase 100,000 shares of the Company’s common stock at a strike price of $0.50 in connection with short-term financing.

On July 10, 2007, the Company issued 1,975,000 shares of its common stock and warrants to purchase 987,500 shares of its common stock at a strike price of $1.30 in a PIPE transaction wherein the Company received $1,975,000 and paid fees of $177,750 and fee warrants to purchase 197,500 shares of the Company’s common stock at a strike price of $1.30.

On July 24, 2007, the Company issued 800,000 shares to employees and affiliates valued at $800,000 and recorded as compensation expense in the accompanying financial statements. On November 12, 2007, the Company issued an additional 60,000 shares to employees valued at $45,000 and recorded as compensation expense in the accompanying financial statements.

On August 7, 2007, the Company issued 850,000 shares of its common stock and warrants to purchase 425,000 shares of its common stock at a strike price of $1.30 in a private placement wherein the Company received $850,000 and paid fees of $76,500 and fee warrants to purchase 85,000 shares of the Company’s common stock at a strike price of $1.30.

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

On November 29, 2007, the Company issued warrants to purchase 2,401,953 shares of the Company’s common stock at a strike price of $1.30 to certain investors holding 4,803,905 shares of its common stock that were not included with certain institutional investors in a registration statement that went effective on August 30, 2007.

On November 13, 2007, the Board of Directors adopted the ZAGG Incorporated 2007 Stock Incentive Plan wherein the Company may issue an aggregate of 2,000,000 options to purchase shares of the Company’s common stock or shares of the Company’s common stock. There were no shares issued or options issued under the plan as of December 31, 2007.

NOTE 10 – CONVERTIBLE NOTE PAYABLE - OFFICER

In November 2006, the Company entered into a convertible note with an affiliate of the Company’s Chief Executive Officer in the original principal amount of $100,000. The note was convertible at the holder's option any time up to maturity at a conversion price equal to $0.35 per common share. The note was due on May 15, 2007, bore interest at 20% per year and was unsecured. In March 2007, the Company repaid $50,000 of the principal balance of the note. In addition, on March 31, 2007, the remaining $50,000 of principal plus accrued interest of $1,749 was converted into 147,853 shares of the Company’s common stock.

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

NOTE 11 – CONVERTIBLE NOTE PAYABLE

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

NOTE 12 – NOTES PAYABLE

On May 8, 2007, the Company entered into a promissory note agreement with an unrelated third party in the amount of $200,000. The note bore interest at an annual percentage rate of 18% and was due and payable on August 15, 2007. The Company also issued 100,000 warrants with an exercise price of $0.50. The warrants expire on May 30, 2012 and are exercisable any time at the option of the warrant holder. The Company recorded a discount on the note payable of $15,031 as that was the value of the warrants as calculated using the Black-Scholes valuation model using the following assumptions: volatility of 10%, risk free rate of return of 4.65%, estimated life of 5 years and an estimated dividend of $0. The discount was amortized as additional interest expense in the accompanying statements. The note was paid in full on August 15, 2007.

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

On September 27, 2007, the Company entered into a promissory note and loan agreement with an unrelated third party in the amount of $45,498. The note bears interest at 11.45% and requires monthly installment payments of $2,130. The note relates to the purchase of certain computer hardware and software products. For the year ended December 31, 2007, the Company paid interest of $852. At December 31, 2007, the balance remaining on the note was $42,090.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and warehouse space and mall cart locations under operating leases that expire through June 2009. Future minimum rental payments required under the operating leases at December 31, 2007 are as follows:

2008	$138,195
2009	12,192
Total	$150,387

For the years ended December 31, 2007 and 2006, rent expense was $193,593 and $56,264, respectively.

From time to time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE 14 – RELATED PARTY TRANSACTIONS

In October 2005 the Company executed a 9 month consulting agreement with a then third party entity where the third party would provide corporate management services. The compensation was $85,000 cash which was paid in December 2005. As of December 31, 2005, $63,750 of the $85,000 was reflected as a prepaid asset. In January 2006 the sole owner of the third party entity became a related party by purchasing a 50% interest in the equity of the Company and being appointed Chief Executive Officer and Director of the Company.

NOTE 15 – CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2007.

Concentration of supplier

The Company purchases its raw materials primarily from one source. Management is aware of similar raw materials that would be available from other sources if required and has current plans to immediately engage such resources if necessary.

Concentration of accounts receivable

At December 31, 2007, approximately 19% of the balance of accounts receivable was due from one merchant bank for credit card sales.

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 16 – SEGMENTS

For the years ended December 31, 2007 and 2006, the Company operated in one segment. The percentage of sales by geographic region for the years ended December 31, 2007 and 2006 were approximately:

	2007	2006
United States	78%	86%
Europe	6%	5%
Other	6%	9%

No single customer accounted for more than 10% of the Company’s sales for the years ended December 31, 2007 or 2006.

NOTE 17 – SUBSEQUENT EVENTS

On March 6, 2008, the Company granted options to purchase 507,000 of its common stock to employees and consultants. The options have an exercise price of $0.65 and an expiration date of March 6, 2013. The options vest equally over a three year period.

On March 11, 2008 ZAGG Incorporated entered into an agreement to fund a bridge loan (the “Bridge Loan”) of up to $500,000 to Brighton Partners, LLC. The purpose of the secured loan is to fund the development of a superhero series created by Stan Lee and POW! Entertainment, Inc. in partnership with Brighton Partners, LLC, with the hope that ZAGG will benefit from the marketing exposure and any intellectual property created using ZAGG’s trademarks.

In consideration of the bridge loan, Brighton Partners, LLC executed a secured promissory note with a 3% origination fee and bearing 10% interest for the 90 day term of the note. The loan is collateralized by 100% of the ownership of Brighton until the loan is repaid in full. As part of the transaction, ZAGG entered into a cross-license agreement with Brighton pursuant to which ZAGG agreed to license its trademarks in exchange for marketing and promotion rights to any property developed under the superhero series that bears ZAGG’s intellectual property. Further under the transaction, the Company acquired 10% of the membership interest in Brighton. ZAGG will share in the development of the superhero series as a partner of Brighton.

On January 30, 2008, the Company extended its lease on its corporate headquarters through January 31, 2010. The monthly lease payment is $9,900. On January 1, 2008 and February 21, 2008 the Company entered into two new lease agreements for its mall cart program. With the addition of these new leases, the Company’s future minimum lease payments at are as follows:

2008	$290,283
2009	160,900
2010	9,900
Total	$461,083