Form 10-Q
period 2008-03-31
Zagg INC
filed 2008-05-15
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008, or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. ☐ Large accelerated filer ☐ Accelerated filer Non-accelerated filer ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,873,995 common shares as of May 12, 2008.

ZAGG INCORPORATED AND SUBSIDIARY
FORM 10-Q

TABLE OF CONTENTS

	PART I - FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - As of March 31, 2008, and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the
	Three Months Ended March 31, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS

Current assets
Cash	$1,227,255	$2,129,215
Accounts receivable, net	335,251	402,446
Inventories	684,732	447,044
Prepaid advertising	251,808	204,976
Prepaid expenses and other current assets	689,281	122,107
Deferred income tax assets	12,829	12,829

Total current assets	3,201,156	3,318,617

Property and equipment, net	394,650	328,077

Deferred income tax assets	511,118	444,118

Deposits and other assets	30,536	30,547

Intangible assets, net	45,815	46,894

Total assets	$4,183,275	$4,168,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	$35,093	$42,090
Accounts payable	600,368	505,575
Accrued liabilities	51,717	35,814
Accrued wages and wage related expenses	96,409	95,537
Deferred licensing revenue	91,453	100,911
Sales returns liability	36,583	23,861

Total current liabilities	911,623	803,788

Total liabilities	911,623	803,788

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
18,873,995 and 18,853,995 shares issued and outstanding, respectively	18,875	18,855
Warrants to purchase common stock	750,476	750,476
Additional paid-in capital	3,362,276	3,341,388
Cumulative translation adjustment	(3,416)	(3,866)
Accumulated deficit	(856,559)	(742,388)

Total stockholders' equity	3,271,652	3,364,465

Total liabilities and stockholders' equity	$4,183,275	$4,168,253

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net sales	$2,845,362	$792,849
Cost of sales	777,742	187,159

Gross profit	2,067,620	605,690

Operating expenses:
Advertising and marketing	790,022	161,135
Selling, general and administrative	1,504,843	706,656

Total operating expenses	2,294,865	867,791

Loss from operations	(227,245)	(262,101)

Other income:
Interest expense	(1,702)	(5,868)
Interest and other income	47,776	115

Total other income	46,074	(5,753)

Loss before benefit for income taxes	(181,171)	(267,854)

Income tax benefit	67,000	(2,718)

Net loss	(114,171)	(270,572)

Basic and diluted net loss per common share	$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	18,863,885	12,695,638

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net loss	$(114,171)	$(270,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense related to stock compensation	20,908	-
Depreciation and amortization	32,164	17,965
Deferred income tax (benefit) expense	(67,000)	2,948
Currency exchange gain	450	-
Changes in assets and liabilities
Accounts receivable	67,195	56,119
Inventories	(237,688)	(12,601)
Due from employees	-	(556)
Prepaid advertising	(46,832)	-
Prepaid expenses and other current assets	(117,174)	17,715
Other assets	11	(25,000)
Accounts payable	94,793	(76,609)
Accrued liabilities	15,903	(21,124)
Accrued wages and wage related expenses	872	(61,144)
Deferred licensing revenues	(9,458)	(8,333)
Sales return liability	12,722	(7,162)

Net cash used in operating activities	(347,305)	(388,354)

Cash flows from investing activities
Payments for intangible assets	-	(47,714)
Short-term loans	(450,000)
Purchase of property and equipment	(97,658)	(16,267)

Net cash used in investing activities	(547,658)	(63,981)

Cash flows from financing activities
Payments on debt	(6,997)	-
Proceeds from issuance of common stock and warrants	-	275,050
Payments on convertible note payable - officer	-	(50,000)

Net cash (used in) provided by financing activities	(6,997)	225,050

Net decrease in cash and cash equivalents	(901,960)	(227,285)

Cash and cash equivalents at beginning of the period	2,129,215	468,382

Cash and cash equivalents at end of the period	$1,227,255	$241,097

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,702	$7,288

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Three Months Ended March 31, 2008:

None.

For the Three Months Ended March 31, 2007:

Issued 714,286 shares of common stock in conversion of convertible note payable.

Issued 147,853 shares of common stock in conversion of convertible note payable - officer and accrued interest.

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of ZAGG Incorporated (collectively, the “Company” or “ZAGG”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-KSB.

These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented.

Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Nature of Operations - The Company was formed as a Nevada corporation on April 2, 2004, under the name Amerasia Khan Enterprises Ltd (“AKE”). On February 8, 2007, AKE executed an Agreement and Plan of Merger (the “Merger Agreement”) by and between AKE and its wholly owned subsidiary, SZC Acquisition, Inc., a Nevada corporation (“Subsidiary”) on the one hand, and ShieldZone Corporation, a Utah corporation (“ShieldZone”) on the other hand. Pursuant to the Merger Agreement, ShieldZone merged with Subsidiary, with ShieldZone surviving the merger and Subsidiary ceasing to exist (the “Merger”).

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

The Company changed its name from ShieldZone Corporation to ZAGG Incorporated to better position it to become a large and encompassing enterprise in the electronics’ accessories industry through organic growth and through making targeted acquisitions. The ShieldZone name was very specific to the invisibleSHIELD product line and although the invisibleSHIELD is and will continue to be the Company’s core product, the name change will enable the Company the opportunity to easily add new products to its product offering. ZAGG will continue to search out other complimentary proven products and companies that fit the ZAGG lifestyle and strategy for fast growth.

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

Business Condition - For the three months ended March 31, 2008 and 2007, the Company generated revenues of $2,845,362 and $792,849, respectively; incurred net losses of ($114,171) and ($270,572), respectively; and had negative cash flow from operating activities of ($347,305) and ($388,354), respectively. As of March 31, 2008, the Company had stockholders’ equity of $3,271,652, an accumulated deficit of ($856,559), positive working capital of $2,289,533, accounts payable of $600,368, deferred licensing revenue of $91,453, accrued wages of $96,409, sales returns liability of $36,583 and accrued liabilities of $51,717. Management believes that existing cash, along with cash generated from the collection of accounts receivable and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revenue recognition - The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The Company’s revenue is derived from sales of its products to retailers, resellers and end consumers and from the sale of distributor license fees. For sales of product, the Company records revenue when the product is shipped, net of estimated returns and discounts. For license fees, the Company recognizes revenue on a prorated basis over the life of the distribution contract.

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

Reserve for Sales Returns and Warranty Liability - The Company’s return policy generally allows its end users and retailers to return purchased products for refund or in exchange for new products within 30 days of end user purchase. The Company estimates a reserve for sales returns and records that reserve amount as a reduction of sales and as a sales return reserve liability. The sales return liability was $36,583 at March 31, 2008 and $23,861 at December 31, 2007..

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company’s prior claims history. Actual warranty costs incurred are charged against the accrual when paid. During the three months ended March 31, 2008 and 2007, warranty expense and the reserve for warranty liability, respectively, was not material.

 Shipping and Handling Costs - Amounts invoiced to customers for shipping and handlings are included in sales and were $216,129 and $64,767 for the three months ended March 31, 2008 and 2007, respectively. Actual shipping and handling costs to ship products to customers are included in cost of sales and were $275,496 and $85,787 for the three months ended March 31, 2008 and 2007, respectively.

Stock-based compensation -Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements based upon the fair value of such equity instruments granted.

Advertising - Advertising is expensed as incurred. Advertising expenses were $473,934 and $161,135 for the three months ended March 31, 2008 and 2007, respectively.

Net (Loss) Income Per Common Share - Basic net (loss) income per share is computed by dividing net (loss) income by weighted average number of shares of common stock outstanding during each period. Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

	Net Loss	Weighted Average Shares	Per Share Amount
Three months ended March 31, 2008:
Basic EPS	$(114,171)	18,863,885	$(0.01)
Effect of common stock equivalents	—	—
Diluted EPS	$(114,171)	18,863,885	$(0.01)

Three months ended March 31, 2007:
Basic EPS	$(270,572)	12,695,638	$(0.02)
Effect of common stock equivalents	—	—
Diluted EPS	$(270,572)	12,695,638	$(0.02)

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The calculation above for the three months ended excludes the exercise of the 4,249,453 and 52,500 outstanding warrants as of March 31, 2008 and 2007, respectively, as the exercise of these warrants would have an anti-dilutive effect on earnings per share. The calculation above also excludes the exercise of the 507,000 outstanding stock options as of March 31, 2008 as the exercise of these options would have an anti-dilutive effect on earnings per share.

NOTE 2 - RECAPITALIZATION

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

Accordingly the balance sheet just subsequent to the recapitalization date consists of the balance sheets of both companies at historical cost and the statement of operations consists of the historical operations of ShieldZone and the operations of Amerasia Khan Enterprises Ltd., now known as ZAGG Incorporated, from the recapitalization date.

All share and per share data in the accompanying condensed consolidated financial statements have been retroactively changed to reflect the effect of the merger and recapitalization.

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable at March 31, 2008 and December 31, 2007 was as follows:

	March 31, 2008	December 31, 2007

Accounts receivable	$369,644	$436,839
Less: Allowance for doubtful accounts	(34,393)	(34,393)
Accounts receivable, net	$335,251	$402,446

Bad debt expense for the three months ended March 31, 2008 was $0.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4 - INVENTORIES

At March 31, 2008 and December 31, 2007 inventories consisted of the following:

	March 31, 2008	December 31, 2007

Finished goods	$374,615	$230,937
Raw materials	310,117	216,107
	$684,732	$447,044

NOTE 5 - PROPERTY AND EQUIPMENT

At March 31, 2008 and December 31, 2007, property and equipment consisted of the following:

	Useful Lives	March 31, 2008	December 31, 2007
Computer equipment and software	3 to 5 years	$197,266	$155,603
Office equipment	3 to7 years	193,854	144,343
Furniture and fixtures	7 years	21,693	15,209
Automobiles	5 years	47,063	47,063
Leasehold improvements	1 to 3.13 years	91,637	91,637

		551,513	453,855
Less: accumulated depreciation		(156,863)	(125,778)

		$394,650	$328,077

Depreciation expense was $31,084 and $17,965 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 6 - INTANGIBLE ASSETS

At March 31, 2008, intangible assets consist of legal fees paid in connection with the Company’s patent application and amounts paid to secure the Company’s Internet addresses. The costs relating to the definite-lived intangible assets are amortized over their estimated useful lives using straight-line amortization. The useful life for Internet addresses is 10 years. As of March 31, 2008, the patent had not been granted. Accordingly, the Company has not begun to amortize the patent costs and will begin amortizing the patent over the legal life of the patent when the patent is granted.

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

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s definite-lived intangible assets are summarized in the table below:

	Useful Life	March 31, 2008	December 31, 2007
Internet addresses	10 years	$43,169	$43,169

Less: accumulated amortization		(5,289)	(4,210)

		$37,880	$38,959

Amortization expense was $1,079 for the three months ended March 31, 2008.

NOTE 7 - STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2008, the Company issued 20,000 shares of its common stock to employees valued at $14,400 and recorded as compensation expense in the accompanying financial statements.

During the three months ended March 31, 2008 the Company granted employee stock options for 507,000 common shares exercisable at $0.65 per share expiring in 5 years and vesting 33% at 12 months, 33% at 24 months and 33% at 36 months. The options were valued at $163,652 or $0.32 per option using a Black-Scholes option pricing method with the following assumptions: stock price $0.65, expected life of 5 years, volatility of 57% (using historical volatility since the company’s options do not trade to provide an implied volatility) and a discount rate of 1.73%. Based on vesting provisions the Company expensed $6,507 relating to these new option grants.

NOTE 8 - NOTES RECEIVABLE

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

In consideration of the bridge loan, Brighton Partners, LLC executed a secured promissory note with a 3% origination fee and bearing 10% interest for the 90 day term of the note. The loan is collateralized by 100% of the ownership of Brighton until the loan is repaid in full. As part of the transaction, ZAGG entered into a cross-license agreement with Brighton and Pow! Entertainment pursuant to which ZAGG agreed to license its trademarks in exchange for marketing and promotion rights to any property developed under the superhero series that bears ZAGG’s intellectual property. Further under the transaction, we acquired 10% of the membership interest in Brighton. ZAGG will share in the development of the superhero series as a partner of Brighton. At March 31, 2008, the Company had advanced $375,000 to Brighton under the promissory note and has included this amount in prepaid expenses and other current assets in the accompanying condensed consolidated financials.

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

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Our Business

We are a fast-growth company in the consumer technology accessories business. We design, manufacture and distribute protective coverings for consumer electronic and hand-held devices under the brand name invisibleSHIELD™. The invisibleSHIELD is a protective, high-tech film covering, designed for iPods®, laptops, cell phones, digital cameras, PDAs, watch faces, GPS systems, gaming devices, and other items. The product is “cut” to fit specific devices and packaged together with a moisture activating spray called “SHIELDspray”™ which makes the invisibleSHIELD adhere to the surface of the device literally “like a second skin” virtually invisible to the eye. The patent-pending invisibleSHIELD is the first scratch protection solution of its kind on the market. The invisibleSHIELD is not ornamental, but rather provides a long lasting barrier to preserve the brand new look of the surface of an electronic device. Currently, ZAGG offers over 2,500 precision pre-cut designs with a lifetime replacement warranty through online channels, resellers, college bookstores, Mac stores, and mall kiosks. The company plans to increase its product lines to offer electronic accessories to its tech-savvy customer base, as well as an expanded array of invisibleSHIELD products for other industries. With over 1,000,000 invisibleSHIELDs sold to date by early adopters, we are poised to introduce the invisibleSHIELD product to mass market consumers worldwide.

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

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

We follow the guidance of Emerging Issues Task Force (EITF) Issue 01-9 “Accounting for Consideration Given by a Vendor to a Customer” and (EITF) Issue 02-16 “Accounting by a Customer (Including a Reseller) for Certain Considerations Received from Vendors.” Accordingly, any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Net sales

Net sales for the quarter ended March 31, 2008 were $2,845,362 as compared to net sales of $792,849 for the quarter ended March 31, 2007, an increase of $2,052,513 or 259%.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The significant increase in product sales is mainly attributed to continued strong sales of our invisibleSHIELD product with approximately 70% of our product being sold through our website to retail customers, 5% being sold through mall carts and kiosks, 13% through retail outlets including the store at our corporate headquarters, 4% to wholesale distributors and 8% from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping costs. For the quarter ended March 31, 2008, cost of sales amounted to $777,742 or approximately 27% of net sales as compared to cost of sales of $187,159 or 24% of net sales for quarter ended March 31, 2007. The increase in cost of sales as a percentage of net revenues for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007 is attributable to overall increases in our packaging expenses.

Gross profit

Gross profit for the quarter ended March 31, 2008 was $2,067,620 or approximately 73% of net sales as compared to $605,690 or approximately 76% of net sales for the quarter ended March 31, 2007. The decrease in gross profit percentage was attributable to increased packaging costs. There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended March 31, 2008 were $2,294,865, an increase of $1,427,074 from total operating expenses for the quarter ended March 31, 2007 of $867,791. The increases are primarily attributable to the following:

•
For the quarter ended March 31, 2008, salaries and related taxes increased by $405,760 to $714,168 from $308,408 for the quarter ended March 31, 2007. The increase is due to the increase in our staff as we continue to build the people infrastructure to meet the demand for our product and the payment of a discretionary bonus of $155,000 during the quarter to our employees.

•
For the quarter ended March 31, 2008, marketing, advertising and promotion expenses were $790,022, an increase of $628,887 as compared to $161,135 for the quarter ended March 31, 2007. We continue to invest heavily in the development of the invisibleSHIELD brand through internet key word advertising and through traditional print media and radio advertising. During the quarter, we also printed coupons and handed them out at various trade shows wherein customers logged onto our website through a specific link and were able to redeem the coupon. The coupon ran from mid-January to the end of March and the redemption of the coupons of $316,068 was recognized as marketing and advertising expense. We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training. During fiscal 2008, we intend to continue to expand our marketing efforts related to our products.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

•
For the quarter ended March 31, 2008, other selling, general and administrative expenses were $790,656 as compared to $398,248 for the quarter ended March 31, 2007. The increase was attributable to the increase in operations as we implement our business plan and is summarized below:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Professional fees	$49,693	$210,192

Contract labor	235,436	20,498

Insurance	51,883	12,975

Depreciation	32,163	17,965

Rent	83,607	21,120

Travel and entertainment	44,837	16,152

Telephone and utilities	33,616	12,847

Printing expenses	12,201	9,699

Office supplies	20,411	14,018

Credit card and bank fees	81,728	15,690

Investor relations	36,582	–

Other	108,518	47,092

Total	$790,675	$398,248

(Loss) income from operations

We reported loss from operations of ($227,245) for the quarter ended March 31, 2008 as compared to loss from operations of ($262,101) for the quarter ended March 31, 2007, a decrease of $34,856. The decreased loss from operations in for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007 is primarily attributable to overall cost increases associated with executing our business plan including increased marketing and advertising expenses of $628,887 and increased wage and salary expense of $315,861 due to the increased staff we have hired.

Other income (expense)

For the quarter ended March 31, 2008, total other income was $46,074 compared to other expense of ($5,753) for the quarter ended March 31, 2007. The increase is primarily attributed to interest income related to short-term loans and interest earned on our cash balance of $47,776.

Net loss

As a result of these factors, we reported a net loss of ($114,171) or ($0.01) per share for the quarter ended March 31, 2008 as compared to a net loss of ($270,572) or ($0.02) per share for the quarter ended March 31, 2007.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its liabilities and otherwise operate on an ongoing basis.

At March 31, 2008, we had a cash balance of $1,227,255.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Our working capital position decreased by $225,296 to working capital of $2,289,533 at March 31, 2008 from working capital of $2,514,829 at December 31, 2007. This decrease in working capital is primarily attributable to the overall decrease in current assets including cash of $901,960, accounts receivable of $67,195, increased accounts payable of $94,793, increased accrued liabilities of $15,903 and increased sales return liability of $12,722, partially offset by increased prepaid expenses and other current assets of $567,174, increased inventories of $237,688, increased prepaid advertising of $46,832, decreased deferred licensing revenue of $9,458 and decreased notes payable of $6,997.

Net cash used in operating activities for the three months ended March 31, 2008 was ($347,305) as compared to cash used in operating activities of ($388,354) for the three months ended March 31, 2007. For the three months ended March 31, 2008, net cash used in operating activities was attributable primarily to our net loss of ($114,171), increased inventory of $237,688, increased prepaid and other expenses of $117,174, deferred income tax benefit of $67,000 and decreased deferred licensing revenue of $9,458 partially offset by increased accounts payable of $94,793, decreased accounts receivable of $67,195, depreciation and amortization of $32,164, non-cash expense related to stock compensation of $20,908, increased accrued liabilities of $15,903 and increased sales return liability of $12,722.

Net cash used in investing activities for the three months ended March 31, 2008 was ($547,658) attributable to short-term loans made of $450,000 and the purchase of property and equipment of $97,658.

Net cash used in financing activities for the three months ended March 31, 2008 was ($6,997) attributable to payments on equipment financing of $6,997.

We reported a net decrease in cash for the three months ended March 31, 2008 of $901,960.

For the three months ended March 31, 2008 and 2007, we generated revenues of $2,845,362 and $792,849, respectively and incurred a net to loss of ($114,171) and ($270,572), respectively. For the three months ended March 31, 2008, we had negative cash flow from operating activities of ($347,305), negative cash flow from investing activities of ($547,658) and negative cash flows from financing activities of ($6,997). As of March 31, 2008, we had stockholders’ equity of $3,271,652, an accumulated deficit of ($856,559), working capital of $2,289,533, accounts payable of $600,368, deferred licensing revenue of $91,453, accrued wages and wage related expenses of $96,409, notes payable related to equipment financing of $35,093, accrued liabilities of $51,717 and sales returns liability of $36,583. Management believes that existing cash, along with cash generated from the collection of accounts receivable and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls and Procedures

As of the date of this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934.  Based on his review of our disclosure controls and procedures, he has concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. Nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.  We have made no changes in our internal controls over financial reporting in the most recent quarterly reporting period that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently party to any legal proceedings. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2008.

Item 5. Other Information

None.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Item 6. Exhibits

a.	Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZAGG INCORPORATED

Date: May 15, 2008	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II,
President and Chief Executive Officer

Date: May 15, 2008	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer
(Principal financial officer)