Form 10-Q
period 2008-06-30
Zagg INC
filed 2008-08-14
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008, or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☐ Large accelerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer      ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 18,973,995 common shares as of August 12, 2008.

ZAGG INCORPORATED AND SUBSIDIARY
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS

Current assets
Cash	$475,940	$2,129,215
Accounts receivable, net	821,161	402,446
Inventories	680,509	447,044
Prepaid advertising	244,482	204,976
Prepaid expenses and other current assets	892,121	122,107
Deferred income tax assets	12,829	12,829

Total current assets	3,127,042	3,318,617

Property and equipment, net	447,253	328,077

Deferred income tax assets	407,188	444,118

Deposits and other assets	30,537	30,547

Intangible assets, net	46,535	46,894

Total assets	$4,058,555	$4,168,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	$29,655	$42,090
Accounts payable	236,693	505,575
Accrued liabilities	41,997	35,814
Accrued wages and wage related expenses	101,283	95,537
Deferred licensing revenue	71,703	100,911
Sales returns liability	66,658	23,861

Total current liabilities	547,989	803,788

Total liabilities	547,989	803,788

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
18,893,995 and 18,853,995 shares issued and outstanding, respectively	18,895	18,855
Warrants to purchase common stock	750,476	750,476
Additional paid-in capital	3,422,169	3,341,388
Cumulative translation adjustment	882	(3,866)
Accumulated deficit	(681,856)	(742,388)

Total stockholders' equity	3,510,566	3,364,465

Total liabilities and stockholders' equity	$4,058,555	$4,168,253

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net sales	$2,739,176	$804,458	$5,584,597	$1,597,306
Cost of sales	712,214	203,672	1,490,006	390,831

Gross profit	2,026,962	600,786	4,094,591	1,206,475

Operating expenses:
Advertising and marketing	484,728	79,188	1,274,792	254,231
Selling, general and administrative	1,343,778	554,037	2,849,199	1,246,785

Total operating expenses	1,828,506	633,225	4,123,991	1,501,016

Income (loss) from operations	198,456	(32,439)	(29,400)	(294,541)

Other income (expense):
Interest expense	(972)	(20,231)	(2,674)	(26,099)
Interest and other income	81,149	3,969	129,536	4,085

Total other income (expense)	80,177	(16,262)	126,862	(22,014)

Income (loss) before benefit (provision) for income taxes	278,633	(48,701)	97,462	(316,555)

Income tax benefit (provision)	(103,930)	408	(36,930)	(2,310)

Net income (loss)	$174,703	$(48,293)	$60,532	$(318,865)

Basic net income (loss) per common share	$0.01	$(0.00)	$0.00	$(0.02)

Diluted net income (loss) per common share	$0.01	$(0.00)	$0.00	$(0.02)

Weighted average number of shares outstanding - basic	18,884,105	15,168,995	18,884,050	14,596,739

Weighted average number of shares outstanding - diluted	18,936,055	15,168,995	18,976,547	14,596,739

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net income (loss)	$60,532	$(318,865)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Non-cash expense related to stock compensation	80,821	-
Depreciation and amortization	69,961	36,976
Deferred income tax (benefit) expense	36,930	2,946
Bad debt expense	19,170	-
(Gains) losses on asset disposals	(12,215)	-
Currency exchange gain	4,748	-
Changes in assets and liabilities
Accounts receivable	(437,885)	56,722
Inventories	(233,465)	(50,400)
Due from employees	-	3,714
Prepaid advertising	(39,506)	(124,076)
Prepaid expenses and other current assets	(307,799)	(101,087)
Other assets	10	(25,000)
Accounts payable	(268,882)	(24,947)
Accrued liabilities	6,183	(8,716)
Accrued wages and wage related expenses	5,746	(53,456)
Deferred licensing revenues	(29,208)	12,499
Sales return liability	42,797	(16,517)

Net cash used in operating activities	(1,002,062)	(610,207)

Cash flows from investing activities
Payments for intangible assets	(1,800)	(47,714)
Short-term loans	(450,000)	-
Proceeds from disposal of equipment	2,994	-
Purchase of property and equipment	(189,972)	(42,131)

Net cash used in investing activities	(638,778)	(89,845)

Cash flows from financing activities
Payments on debt	(12,435)	-
Proceeds from advance on financing transaction	-	800,000
Proceeds from notes payable	-	200,000
Proceeds from issuance of common stock and warrants	-	275,050
Payments on convertible note payable - officer	-	(50,000)

Net cash (used in) provided by financing activities	(12,435)	1,225,050

Net decrease in cash and cash equivalents	(1,653,275)	524,998

Cash and cash equivalents at beginning of the period	2,129,215	468,382

Cash and cash equivalents at end of the period	$475,940	$993,380

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,674	$12,605

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Six Months Ended June 30, 2008:

None.

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

Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Business Condition - For the three months ended June 30, 2008 and 2007, the Company generated revenues of $2,739,176 and $804,458, respectively, and earned net income of $174,703 and incurred a net loss of ($48,293), respectively. For the six months ended June 30, 2008 and 2007, the Company generated revenues of $5,584,597 and $1,597,306, respectively, earned net income of $60,532 and incurred a net loss of ($318,865), respectively, and had negative cash flow from operating activities of ($1,002,062) and ($610,207), respectively. As of June 30, 2008, the Company had stockholders’ equity of $3,510,566, an accumulated deficit of ($681,856), positive working capital of $2,579,053, accounts payable of $236,693, deferred licensing revenue of $71,703, accrued wages of $101,283, sales returns liability of $66,658 and accrued liabilities of $41,997. Management believes that existing cash, along with cash generated from the collection of accounts receivable and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

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

Reserve for Sales Returns and Warranty Liability - The Company’s return policy generally allows its end users and retailers to return purchased products for refund or in exchange for new products within 30 days of end user purchase. The Company estimates a reserve for sales returns and records that reserve amount as a reduction of sales and as a sales return reserve liability. The sales return liability was $66,658 at June 30, 2008 and $23,861 at December 31, 2007.

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company’s prior claims history. Actual warranty costs incurred are charged against the accrual when paid. During the six months ended June 30, 2008 and 2007, warranty expense and the reserve for warranty liability, respectively, was not material.

 Shipping and Handling Costs - Amounts invoiced to customers for shipping and handlings are included in sales and were $402,716 and $118,198 for the six months ended June 30, 2008 and 2007, respectively. Actual shipping and handling costs to ship products to customers are included in cost of sales and were $659,688 and $160,165 for the six months ended June 30, 2008 and 2007, respectively.

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

Advertising - Advertising is expensed as incurred. Advertising expenses were $1,274,792 and $239,786 for the six months ended June 30, 2008 and 2007, respectively.

Net Income (Loss) Per Common Share - Basic net income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Three months ended June 30, 2008:
Basic EPS	$174,703	18,884,105	$0.01
Effect of common stock equivalents	—	51,949
Diluted EPS	$(174,703)	18,936,055	$0.01
Three months ended June 30, 2007:
Basic EPS	$(114,171)	18,863,885	$(0.01)
Effect of common stock equivalents	—	—
Diluted EPS	$(114,171)	18,863,885	$(0.01)

	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Six months ended June 30, 2008:
Basic EPS	$60,532	18,884,050	$0.00
Effect of common stock equivalents	—	58,836
Diluted EPS	$60,532	18,976,547	$0.00
Six months ended June 30, 2007:
Basic EPS	$(318,865)	14,596,739	$(0.02)
Effect of common stock equivalents	—	—
Diluted EPS	$(318,865)	14,596,739	$(0.02)

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The calculation above for the three months ended excludes the exercise of the 1,483,000 stock options and 4,096,953 of the outstanding warrants as of June 30, 2008 and the 152,500 outstanding warrants at June 30, 2007 as the exercise of these stock options and warrants would have an anti-dilutive effect on earnings per share.

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

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable at June 30, 2008 and December 31, 2007 was as follows:

	June 30, 2008	December 31, 2007

Accounts receivable	$907,327	$436,839
Less: Allowance for doubtful accounts	(86,166)	(34,393)
Accounts receivable, net	$821,161	$402,446

Bad debt expense for the six months ended June 30, 2008 was $19,170.

NOTE 4 - INVENTORIES

At June 30, 2008 and December 31, 2007 inventories consisted of the following:

	June 30, 2008	December 31, 2007

Finished goods	$376,971	$230,937
Raw materials	303,538	216,107
	$680,509	$447,044

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 2008 and December 31, 2007, property and equipment consisted of the following:

	Useful Lives	June 30, 2008	December 31, 2007
Computer equipment and software	3 to 5 years	$214,355	$155,603
Office equipment	3 to7 years	222,048	144,343
Furniture and fixtures	7 years	32,622	15,209
Automobiles	5 years	68,995	47,063
Leasehold improvements	1 to 3.13 years	102,346	91,637

		640,366	453,855
Less: accumulated depreciation		(193,113)	(125,778)

		$447,253	$328,077

Depreciation expense was $67,802 and $36,976 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 6 - INTANGIBLE ASSETS

At June 30, 2008, intangible assets consist of legal fees paid in connection with the Company’s patent application and amounts paid to secure the Company’s Internet addresses. The costs relating to the definite-lived intangible assets are amortized over their estimated useful lives using straight-line amortization. The useful life for Internet addresses is 10 years. As of June 30, 2008, the patent had not been granted. Accordingly, the Company has not begun to amortize the patent costs and will begin amortizing the patent over the legal life of the patent when the patent is granted.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company’s definite-lived intangible assets are summarized in the table below:

	Useful Life	June 30, 2008	December 31, 2007
Internet addresses	10 years	$44,969	$43,169

Less: accumulated amortization		(6,369)	(4,210)

		$38,600	$38,959

Amortization expense was $2,159 for the six months ended June 30, 2008.

NOTE 7 - STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2008, the Company issued 40,000 shares of its common stock to employees valued at $29,400 and recorded as compensation expense in the accompanying financial statements.

On March 6, 2008 the Company granted employee stock options for 507,000 common shares exercisable at $0.65 per share expiring in 5 years and vesting 33% at 12 months, 33% at 24 months and 34% at 36 months. The options were valued at $163,652 or $0.32 per option using a Black-Scholes option pricing method with the following assumptions: market price on grant date of $0.65, expected life of 5 years, volatility of 57% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 1.73%. On May 12, 2008, the Company also granted stock options to a member of its board of directors for 1,000,000 common shares exercisable at $0.60 per share expiring in 5 years and vesting 33% at 12 months, 33% at 24 months and 34% at 36 months. The options were valued at $290,687 or $0.29 per option using the Black-Scholes option pricing method with the following assumptions: market price on grant date of $0.60, expected life of 5 years, volatility of 55% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 1.70%. Based on vesting provisions, for the six months ended June 30, 2008, the Company expensed $51,420 as compensation expense related to these option grants.

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

In consideration of the bridge loan, Brighton Partners, LLC executed a secured promissory note with a 3% origination fee and bearing 10% interest for the 90 day term of the note. As of June 30, 2008 the note had not yet been repaid and the Company had not declared Brighton Partners in default under the promissory note. The Company anticipates that the note will be repaid during Q3 2008. The loan is collateralized by 100% of the ownership of Brighton until the loan is repaid in full. As part of the transaction, ZAGG entered into a cross-license agreement with Brighton and Pow! Entertainment pursuant to which ZAGG agreed to license its trademarks in exchange for marketing and promotion rights to any property developed under the superhero series that bears ZAGG’s intellectual property. Further under the transaction, we acquired 10% of the membership interest in Brighton. ZAGG will share in the development of the superhero series as a partner of Brighton. At June 30, 2008, the Company had advanced $438,000 to Brighton under the promissory note and has included this amount in prepaid expenses and other current assets in the accompanying condensed consolidated financials. Accrued interest of $51,824 on the promissory note is included in prepaid expenses and other current assets in the accompanying condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

From time to time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE 10 - SUBSEQUENT EVENTS

On July 30, 2008, the Company issued 80,000 shares of its common stock valued at $54,400 for services to be rendered by a consultant.

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

Recent Accounting Pronouncements

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We will adopt FAS 157 for non-financial assets and non-financial liabilities on December 31, 2008, and we do not anticipate this adoption will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which will require increased disclosure about strategies and objectives for using derivative instruments; the location and amounts of derivative instruments in financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities;” and how derivative instruments and related hedged items affect the financial position, financial performance, and cash flows.  Certain disclosures will also be required with respect to derivative features that are credit-risk related.  SFAS No 161 is effective for us beginning January 1, 2009 on a prospective basis.  We do not expect this standard to have a material impact on our consolidated results of operations or financial condition.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

Net sales

Net sales for the quarter ended June 30, 2008 were $2,739,176 as compared to net sales of $804,458 for the quarter ended June 30, 2007, an increase of $1,934,718 or 240%.

The significant increase in revenue is mainly attributed to continued strong sales of our invisibleSHIELD product with approximately 57% of our product being sold through our website to retail customers, 12% being sold through mall carts and kiosks, 11% through retail outlets including the store at our corporate headquarters, 13% to wholesale distributors and 7% from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping costs. For the quarter ended June 30, 2008, cost of sales amounted to $712,214 or approximately 26% of net sales as compared to cost of sales of $203,672 or 25% of net sales for quarter ended June 30, 2007. The increase in cost of sales as a percentage of net revenues for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007 is attributable to overall increases in our packaging expenses.

Gross profit

Gross profit for the quarter ended June 30, 2008 was $2,026,962 or approximately 74% of net sales as compared to $600,786 or approximately 75% of net sales for the quarter ended June 30, 2007. The decrease in gross profit percentage was attributable to increased packaging costs. There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended June 30, 2008 were $1,828,506, an increase of $1,195,281 from total operating expenses for the quarter ended June 30, 2007 of $633,225. The increases are primarily attributable to the following:

•
For the quarter ended June 30, 2008, salaries and related taxes increased by $310,036 to $656,071 from $346,035 for the quarter ended June 30, 2008. The increase is due to the increase in our staff as we continue to build the people infrastructure to meet the demand for our product and non-cash expense related to equity based compensation of $59,913.

•
For the quarter ended June 30, 2008, marketing, advertising and promotion expenses were $484,728, an increase of $405,540 as compared to $79,188 for the quarter ended June 30, 2007. We continue to invest heavily in the development of the invisibleSHIELD brand through internet key word advertising and through traditional print media and radio advertising. We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training. During fiscal 2008, we intend to continue to expand our marketing efforts related to our products.

•
For the quarter ended June 30, 2008, other selling, general and administrative expenses, net of salaries and related taxes described above, were $687,707 as compared to $208,002 for the quarter ended June 30, 2007. The increase was attributable to the increase in operations as we implement our business plan and is summarized below:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Professional fees	$21,079	$14,669
Contract labor	61,202	19,372
Insurance	62,300	15,188
Depreciation and amortization	37,181	19,010
Rent	99,241	33,871
Travel and entertainment	35,994	26,689
Telephone and utilities	28,461	10,468
Printing expenses	7,112	9,952
Office supplies	14,075	10,122
Credit card and bank fees	72,401	20,123
Investor relations	95,605	--
Commissions	40,239	2,866
Consulting	31,000	2,000
Other	81,817	23,630
Total	$687,707	$207,960

Income (loss) from operations

We reported income from operations of $198,456 for the quarter ended June 30, 2008 as compared to loss from operations of ($32,439) for the quarter ended June 30, 2007, an increase of $230,895. The increased income from operations for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007 is primarily attributable to our overall increased revenue growth due to increased market penetration.

Other income (expense)

For the quarter ended June 30, 2008, total other income was $80,177 compared to other expense of ($16,262) for the quarter ended June 30, 2007. The increase is primarily attributed to interest income related to short-term loans, gains recognized on disposition of assets and interest earned on our cash balance of $81,149.

Net income (loss)

As a result of these factors, we reported net income of $174,703 or $0.01 per share for the quarter ended June 30, 2008 as compared to a net loss of ($48,293) or ($0.00) per share for the quarter ended June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Net sales

Net sales for the six months ended June 30, 2008 were $5,584,597 as compared to net sales of $1,597,306 for the six months ended June 30, 2007, an increase of $3,987,291 or 250%.

The significant increase in product sales is mainly attributed to continued strong sales of our invisibleSHIELD product with approximately 63% of our product being sold through our website to retail customers, 11% being sold through mall carts and kiosks, 10% through retail outlets including the store at our corporate headquarters, 8% to wholesale distributors, 7% from shipping and handling charges and 1% from cart licensing revenue.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping costs. For the six months ended June 30, 2008, cost of sales amounted to $1,490,006 or approximately 27% of net sales as compared to cost of sales of $390,831 or 24% of net sales for the six months ended June 30, 2007. The increase in cost of sales as a percentage of net revenues for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is primarily attributable to overall increases in our packaging expenses.

Gross profit

Gross profit for the six months ended June 30, 2008 was $4,094,591 or approximately 73% of net sales as compared to $1,206,475 or approximately 76% of net sales for the six months ended June 30, 2007. The decrease in gross profit percentage was primarily attributable to increased packaging costs. There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the six months ended June 30, 2008 were $4,123,991, an increase of $2,622,975 from total operating expenses for the six months ended June 30, 2007 of $1,501,016. The increases are primarily attributable to the following:

•
For the six months ended June 30, 2008, salaries and related taxes increased by $715,677 to $1,370,120 from $654,443 for the six months ended June 30, 2007. The increase is due to the increase in our management and production staff as we continue to build the people infrastructure to meet the demand for our product, the payment of a discretionary bonus of $155,000 during the first quarter to our employees and non-cash expense related to equity based compensation of $80,821.

•
For the six months ended June 30, 2008, marketing, advertising and promotion expenses were $1,274,792, an increase of $1,020,561 as compared to $254,231 for the six months ended June 30, 2007. We continue to invest heavily in the development of the invisibleSHIELD brand through internet key word advertising and through traditional print media and radio advertising. During the six months ended June 30, 2008, we have also printed coupons and handed them out at various trade shows wherein customers logged onto our website through a specific link and were able to redeem the coupon. These coupons ran for specific time frames with expiration dates and the redemption of the coupons of $405,268 was recognized as marketing and advertising expense. We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training. During fiscal 2008, we intend to continue to expand our marketing efforts related to our products.

•
For the quarter ended June 30, 2008, other selling, general and administrative expenses net of salaries and related taxes described above, were $1,479,079 as compared to $592,342 for the six months ended June 30, 2007. The increase was attributable to the increase in operations as we implement our business plan and is summarized below:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Professional fees	$70,612	$222,445
Contract labor	296,637	40,230
Insurance	114,182	28,162
Depreciation and amortization	69,345	36,975
Rent	180,546	54,992
Travel and entertainment	92,901	39,048
Telephone and utilities	62,076	23,267
Printing expenses	19,312	19,651
Office supplies	34,486	24,140
Credit card and bank fees	154,129	36,013
Investor relations	132,187	--
Commissions	46,587	2,866
Consulting	41,500	2,000
Other	164,579	62,553
Total	$1,479,079	$592,342

Loss from operations

We reported a loss from operations of ($29,400) for the six months ended June 30, 2008 as compared to loss from operations of ($294,541) for the six months ended June 30, 2007, an increase of $265,141. The increased income from operations for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is primarily attributable the overall increase in sales due to deeper market penetration combined with the decrease in professional fees that were attributable to our reverse merger transaction in 2007.

Other income (expense)

For the six months ended June 30, 2008, total other income was $126,862 compared to other expense of ($22,014) for the six months ended June 30, 2007. The increase is primarily attributed to interest income related to short-term loans, gains recognized on disposition of assets and interest earned on our cash balance of $129,536 partially offset by a decrease in interest expense of $23,425.

Net income (loss)

As a result of these factors, we reported net income of $60,532 or $0.00 per share for the six months ended June 30, 2008 as compared to a net loss of ($318,865) or ($0.02) per share for the quarter ended June 30, 2007.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its liabilities and otherwise operate on an ongoing basis.

At June 30, 2008, we had a cash balance of $475,940.

Our working capital position increased by $64,224 to working capital of $2,579,053 at June 30, 2008 from working capital of $2,514,829 at December 31, 2007. This increase in working capital is primarily attributable to the overall decrease in current liabilities including decreased accounts payable of $268,882, decreased deferred licensing revenue of $29,208, increased prepaid and other assets of $770,014, increased accounts receivable of $418,715, increased inventories of $233,465 and increased prepaid advertising of $39,506, partially offset by decreased cash of $1,653,275, increased sales returns liability of $42,797, increased accrued liabilities of $6,183 and increased accrued wages and wage related expenses of $5,746.

Net cash used in operating activities for the six months ended June 30, 2008 was ($1,002,062) as compared to cash used in operating activities of ($610,207) for the six months ended June 30, 2007. For the six months ended June 30, 2008, net cash used in operating activities was attributable primarily to increased accounts receivable of $437,885, increased prepaid expenses and other current assets of $307,799, decreased accounts payable of $268,882, increased inventories of $233,465, increased prepaid advertising of $39,506, decreased deferred licensing revenues of $29,208 and the gain on disposal of fixed assets of $12,215, partially offset by non-cash expense related to stock compensation of $80,821, depreciation and amortization of $69,691, net income of $60,532, increased sales returns liability of $42,797, deferred income tax expense of $36,930, bad debt expense of $19,170, increased accrued liabilities of $6,183, increased accrued wages and wage related expenses of $5,746 and foreign currency exchange gain of $4,748.

Net cash used in investing activities for the six months ended June 30, 2008 was ($638,778) attributable to short-term loans made of $450,000, the purchase of property and equipment of $189,972 and payments for intangible assets of $1,800, partially offset by proceeds from the sale of fixed assets of $2,994.

Net cash used in financing activities for the six months ended June 30, 2008 was ($12,435) attributable to payments on equipment financing of $12,435.

We reported a net decrease in cash for the six months ended June 30, 2008 of $1,653,275.

For the six months ended June 30, 2008 and 2007, we generated revenues of $5,584,597 and $1,597,306, respectively and reported net income of $60,532 and incurred a net loss of ($318,865), respectively. For the six months ended June 30, 2008, we had negative cash flow from operating activities of ($1,002,062), negative cash flow from investing activities of ($638,778) and negative cash flows from financing activities of ($12,435). As of June 30, 2008, we had stockholders’ equity of $3,510,566, an accumulated deficit of ($681,856), working capital of $2,579,053, accounts payable of $236,693, deferred licensing revenue of $71,703, accrued wages and wage related expenses of $101,283, notes payable related to equipment financing of $29,655, accrued liabilities of $41,997 and sales returns liability of $66,658. Management believes that existing cash, along with cash generated from the collection of accounts receivable, short term loans and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.   Controls and Procedures

As of the date of this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934.  Based on his review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. Nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.  We have made no changes in our internal controls over financial reporting in the most recent quarterly reporting period that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K.

During the six months ended June 30, 2007, we issued 714,286 shares of our common stock as a result of a conversion of a convertible note payable to a third party. These shares were issued pursuant to Section 4(2) of the Securities Act. The lenders represented their intention to acquire the securities for investment only and not with a view towards distribution. The lenders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

During the six months ended June 30, 2007, we issued 147,853 shares of our common stock as a result of a conversion of a convertible note payable to an officer of our company. These shares were issued pursuant to Section 4(2) of the Securities Act. The lenders represented their intention to acquire the securities for investment only and not with a view towards distribution. The lenders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

During the three months ended June 30, 2008, we issued 20,000 shares of our common stock to employees valued at $29,400. These shares were issued pursuant to Section 4(2) of the Securities Act. The lenders represented their intention to acquire the securities for investment only and not with a view towards distribution. The lenders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

On July 30, 2008, we issued 80,000 shares of our common stock valued at $54,400 for services to be rendered by a consultant. These shares were issued pursuant to Section 4(2) of the Securities Act. The lenders represented their intention to acquire the securities for investment only and not with a view towards distribution. The lenders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 18, 2008, we held the annual meeting of our security holders. The meeting was called for the purpose of electing two directors, approving the adoption of the ZAGG Incorporated 2007 Stock Incentive Plan, confirming the appointment of HANSEN, BARNETT & MAXWELL, P.C. as the Company’s independent certified public accountants for the fiscal year ended December 31, 2008, and transacting any other items of business that may properly come before the meeting. The total number of shares of common stock outstanding at the record date, May 21, 2008, was 18,873,995 shares. The number of votes represented at this meeting was 8,285,109 shares, or 43.9% of shares eligible to vote.

The results for the election of directors were as follows:

Director	Votes Cast For	Votes Cast Against	Abstentions
Robert G. Pedersen II	7,926,364	33,160	548
Larry Harmer	7,954,814	4,710	548

The security holders approved the ZAGG Incorporated 2007 Stock Incentive Plan and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
7,954,814	43,953	500

The security holders confirmed the appointment of HANSEN, BARNETT & MAXWELL, P.C. as the Company’s independent certified public accountants for the fiscal year ended December 31, 2008 and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
7,928,756	27,500	3,816

No other matters were acted upon by our security holders at our annual meeting.

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

ZAGG INCORPORATED

Date: August 14, 2008	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II,
President and Chief Executive Officer

Date: August 14, 2008	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer (Principal financial officer)