Form 10-Q
period 2008-09-30
Zagg INC
filed 2008-11-14
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008, or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,143,995 common shares as of November 12, 2008.

ZAGG INCORPORATED AND SUBSIDIARY
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - As of September 30, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
	September 30, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS

Current assets
Cash	$949,833	$2,129,215
Accounts receivable, net	2,756,822	402,446
Inventories	847,709	447,044
Prepaid advertising	146,729	204,976
Prepaid expenses and other current assets	1,060,177	122,107
Deferred income tax assets	12,829	12,829

Total current assets	5,774,099	3,318,617

Property and equipment, net	464,297	328,077

Deferred income tax assets	-	444,118

Deposits and other assets	58,334	30,547

Intangible assets, net	45,365	46,894
Total assets	$6,342,095	$4,168,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	$24,060	$42,090
Accounts payable	1,147,982	505,575
Accrued liabilities	9,799	35,814
Accrued wages and wage related expenses	104,982	95,537
Deferred licensing revenue	108,509	100,911
Deferred income tax liability	122,117	-
Sales returns liability	230,035	23,861
Total current liabilities	1,747,484	803,788
Total liabilities	1,747,484	803,788

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
19,093,995 and 18,853,995 shares issued and outstanding, respectively	19,095	18,855
Warrants to purchase common stock	739,338	750,476
Additional paid-in capital	3,613,796	3,341,388
Cumulative translation adjustment	14,495	(3,866)
Retained earnings (deficit)	207,887	(742,388)
Total stockholders' equity	4,594,611	3,364,465

Total liabilities and stockholders' equity	$6,342,095	$4,168,253

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net sales	$6,854,916	$1,437,408	$12,460,812	$3,034,714
Cost of sales	2,416,988	299,027	3,920,003	689,858

Gross profit	4,437,928	1,138,381	8,540,809	2,344,856

Operating expenses:
Advertising and marketing	1,169,073	227,624	2,483,356	467,410
Selling, general and administrative	1,898,149	1,660,722	4,715,538	2,921,952

Total operating expenses	3,067,222	1,888,346	7,198,894	3,389,362

Income (loss) from operations	1,370,706	(749,965)	1,341,915	(1,044,506)

Other income (expense):
Interest expense	(796)	(4,132)	(3,470)	(30,231)
Interest and other income	49,139	20,903	178,069	24,988

Total other income (expense)	48,343	16,771	174,599	(5,243)

Income (loss) before benefit (provision) for income taxes	1,419,049	(733,194)	1,516,514	(1,049,749)

Income tax benefit (provision)	(529,306)	(234)	(566,236)	(2,544)

Net income (loss)	$889,743	$(733,428)	$950,278	$(1,052,293)

Basic net income (loss) per common share	$0.05	$(0.04)	$0.05	$(0.07)

Diluted net income (loss) per common share	$0.05	$(0.04)	$0.05	$(0.07)

Weighted average number of shares outstanding - basic	18,981,386	17,631,495	18,956,290	16,131,123

Weighted average number of shares outstanding - diluted	19,436,146	17,631,495	19,290,502	16,131,123

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net income (loss)	$950,278	$(1,052,293)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Non-cash expense related to stock-based compensation	211,510	800,000
Depreciation and amortization	112,162	58,430
Deferred income tax expense	566,235	2,950
Bad debt expense	56,170	-
Gain on asset disposals	(12,215)	-
Currency exchange loss (gain)	18,361	(54)
Changes in assets and liabilities
Accounts receivable	(2,410,546)	(74,518)
Inventories	(400,665)	(226,403)
Due from employees	-	3,714
Prepaid advertising	58,247	(205,782)
Prepaid expenses and other current assets	(475,855)	(108,487)
Other assets	(27,787)	(18,593)
Accounts payable	642,404	21,280
Accrued liabilities	(26,015)	(1,288)
Accrued wages and wage related expenses	9,445	(48,766)
Deferred licensing revenues	7,598	8,152
Sales return liability	206,174	(15,401)

Net cash used in operating activities	(514,499)	(857,059)

Cash flows from investing activities
Payments for intangible assets	(1,800)	(48,764)
Short-term loans	(450,000)	-
Proceeds from disposal of equipment	2,994	-
Purchase of property and equipment	(248,047)	(114,356)

Net cash used in investing activities	(696,853)	(163,120)

Cash flows from financing activities
Payments on debt	(18,030)	(250,000)
Proceeds from notes payable	-	200,000
Proceeds from issuance of common stock and warrants	50,000	2,798,550
Payments on convertible note payable - officer	-	(50,000)

Net cash provided by financing activities	31,970	2,698,550

Net (decrease) increase in cash and cash equivalents	(1,179,382)	1,678,371

Cash and cash equivalents at beginning of the period	2,129,215	468,382

Cash and cash equivalents at end of the period	$949,833	$2,146,753

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,699	$16,736

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Nine Months Ended September 30, 2008:

Issued 80,000 shares of common stock for payment of consulting services.

Issued 60,000 shares of common stock to employees.

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

Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Business Condition - For the three months ended September 30, 2008 and 2007, the Company generated revenues of $6,854,916 and $1,437,408, respectively, and earned net income of $889,743 and incurred a net loss of ($733,428), respectively. For the nine months ended September 30, 2008 and 2007, the Company generated revenues of $12,460,812 and $3,034,714, respectively, and earned net income of $950,278 and incurred a net loss of ($1,052,293), respectively, and had negative cash flow from operating activities of ($514,499) and ($857,059), respectively. As of September 30, 2008, the Company had stockholders’ equity of $4,594,611, retained earnings of $207,887, positive working capital of $4,026,615, accounts payable of $1,147,982, deferred licensing revenue of $108,509, accrued wages of $104,982, sales returns liability of $230,035 and accrued liabilities of $9,799. Management believes that existing cash, along with cash generated from the collection of accounts receivable and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

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

Reserve for Sales Returns and Warranty Liability - The Company’s return policy generally allows its end users and retailers to return purchased products for refund or in exchange for new products within 30 days of end user purchase. The Company estimates a reserve for sales returns and records that reserve amount as a reduction of sales and as a sales return reserve liability. The sales return liability was $230,035 at September 30, 2008 and $23,861 at December 31, 2007.

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company’s prior claims history. Actual warranty costs incurred are charged against the accrual when paid. During the nine months ended September 30, 2008 and 2007, warranty expense and the reserve for warranty liability, respectively, was not material.

 Shipping and Handling Costs - Amounts invoiced to customers for shipping and handlings are included in sales and were $744,293 and $199,711 for the nine months ended September 30, 2008 and 2007, respectively. Actual shipping and handling costs to ship products to customers are included in cost of sales and were $901,074 and $279,056 for the nine months ended September 30, 2008 and 2007, respectively.

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

Reclassification - Certain amounts in the 2007 condensed consolidated financial statements have been reclassified to conform to the 2008 condensed consolidated financial statement classification. The reclassifications have had no effect on net income reported for the quarter and nine months ended September 30, 2007.

Advertising - Advertising is expensed as incurred. Advertising expenses were $2,483,356 and $467,410 for the nine months ended September 30, 2008 and 2007, respectively.

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

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Three months ended September 30, 2008:
Basic EPS	$889,743	18,981,386	$0.05
Effect of common stock equivalents	—	454,760
Diluted EPS	$889,743	19,436,146	$0.05
Three months ended September 30, 2007:
Basic EPS	$(733,428)	17,631,495	$(0.04)
Effect of common stock equivalents	—	—
Diluted EPS	$(733,428)	17,631,495	$(0.04)

	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Nine months ended September 30, 2008:
Basic EPS	$950,278	18,956,290	$0.05
Effect of common stock equivalents	—	334,212
Diluted EPS	$950,278	19,290,502	$0.05
Nine months ended September 30, 2007:
Basic EPS	$(1,052,293)	16,131,123	$(0.07)
Effect of common stock equivalents	—	—
Diluted EPS	$(1,052,293)	16,131,123	$(0.07)

The calculation above for the three and nine months ended excludes the exercise of the 3,000 stock options and 4,096,953 of the outstanding warrants as of September 30, 2008 and the 152,500 outstanding warrants at September 30, 2007 as the exercise of these stock options and warrants would have an anti-dilutive effect on earnings per share.

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

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

NOTE 3 - ACCOUNTS RECEIVABLE, NET

Accounts receivable at September 30, 2008 and December 31, 2007 was as follows:

	September 30, 2008	December 31, 2007

Accounts receivable	$2,879,989	$436,839
Less: Allowance for doubtful accounts	(123,167)	(34,393)
Accounts receivable, net	$2,756,822	$402,446

Bad debt expense for the nine months ended September 30, 2008 was $56,170.

NOTE 4 - INVENTORIES

At September 30, 2008 and December 31, 2007 inventories consisted of the following:

	September 30, 2008	December 31, 2007

Finished goods	$401,257	$230,937
Raw materials	446,452	216,107
	$847,709	$447,044

NOTE 5 - PROPERTY AND EQUIPMENT

At September 30, 2008 and December 31, 2007, property and equipment consisted of the following:

	Useful Lives	September 30, 2008	December 31, 2007
Computer equipment and software	3 to 5 years	$222,598	$155,603
Office equipment	3 to7 years	264,339	144,343
Furniture and fixtures	7 years	40,163	15,209
Automobiles	5 years	68,995	47,063
Leasehold improvements	1 to 3.13 years	102,346	91,637

		698,441	453,855
Less: accumulated depreciation		(234,144)	(125,778)

		$464,297	$328,077

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Depreciation expense was $108,833 and $57,351 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 6 - INTANGIBLE ASSETS

At September 30, 2008, intangible assets consist of legal fees paid in connection with the Company’s patent application and amounts paid to secure the Company’s Internet addresses. The costs relating to the definite-lived intangible assets are amortized over their estimated useful lives using straight-line amortization. The useful life for Internet addresses is 10 years. As of September 30, 2008, the patent had not been granted. Accordingly, the Company has not begun to amortize the patent costs and will begin amortizing the patent over the legal life of the patent when the patent is granted.

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

The Company’s definite-lived intangible assets are summarized in the table below:

	Useful Life	September 30, 2008	December 31, 2007
Internet addresses	10 years	$44,969	$43,169

Less: accumulated amortization		(7,539)	(4,210)

		$37,430	$38,959

Amortization expense was $3,329 for the nine months ended September 30, 2008.

NOTE 7 - STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2008, the Company issued 60,000 shares of its common stock to employees valued at $47,400, or an average of $0.79 per share based on the closing price of the Company’s common stock, and recorded as compensation expense in the accompanying financial statements.

On March 6, 2008 the Company granted employee stock options for 507,000 common shares exercisable at $0.65 per share expiring in 5 years and vesting 33% at 12 months, 33% at 24 months and 34% at 36 months. The options were valued at $163,652 or $0.32 per option using a Black-Scholes option pricing method with the following assumptions: market price on grant date of $0.65, expected life of 5 years, volatility of 57% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 1.73%. On May 12, 2008, the Company also granted stock options to a member of its board of directors for 1,000,000 common shares exercisable at $0.60 per share expiring in 5 years and vesting 33% at 12 months, 33% at 24 months and 34% at 36 months. The options were valued at $290,687 or $0.29 per option using the Black-Scholes option pricing method with the following assumptions: market price on grant date of $0.60, expected life of 5 years, volatility of 55% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 1.70%. On September 22, 2008, the Company also granted stock options to an employee for 3,000 common shares exercisable at $1.13 per share expiring in 5 years and vesting 33% at 12 months, 33% at 24 months and 34% at 36 months. The options were valued at $1,651 or $0.55 per option using the Black-Scholes option pricing method with the following assumptions: market price on grant date of $1.13, expected life of 5 years, volatility of 57% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 0.69%. Based on vesting provisions, for the nine months ended September 30, 2008, the Company expensed $109,710 as compensation expense related to these option grants.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In consideration of the bridge loan, Brighton Partners, LLC executed a secured promissory note with a 3% origination fee and bearing 10% interest for the 90 day term of the note. As of September 30, 2008 the note had not yet been repaid and the Company had not declared Brighton Partners in default under the promissory note. The Company anticipates that the note will be repaid during the fourth quarter of 2008. The loan is collateralized by 100% of the ownership of Brighton until the loan is repaid in full. As part of the transaction, ZAGG entered into a cross-license agreement with Brighton and Pow! Entertainment pursuant to which ZAGG agreed to license its trademarks in exchange for marketing and promotion rights to any property developed under the superhero series that bears ZAGG’s intellectual property. Further under the transaction, we acquired 10% of the membership interest in Brighton. ZAGG will share in the development of the superhero series as a partner of Brighton. At September 30, 2008, the Company had advanced $438,000 to Brighton under the promissory note and has included this amount in prepaid expenses and other current assets in the accompanying condensed consolidated financials. Accrued interest of $96,598 on the promissory note is included in prepaid expenses and other current assets in the accompanying condensed consolidated financial statements.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

From time to time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE 10 - SUBSEQUENT EVENTS

On October 1, 2008, the Company issued 50,000 shares of its common stock valued at $48,500, or $0.97 per share based on the closing price of the Company’s common stock, for services to be rendered by a consultant.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net sales

Net sales for the quarter ended September 30, 2008 were $6,854,916 as compared to net sales of $1,437,408 for the quarter ended September 30, 2007, an increase of $5,417,508 or 377%.

The significant increase in revenue is mainly attributed to continued strong sales of our invisibleSHIELD product with approximately 50% of our product being sold through our website to retail customers, 7% being sold through mall carts and kiosks, 38% through wholesale channels and 5% from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping costs. For the quarter ended September 30, 2008, cost of sales amounted to $2,416,988 or approximately 35% of net sales as compared to cost of sales of $299,027 or 21% of net sales for quarter ended September 30, 2007. The increase in cost of sales as a percentage of net revenues for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007 is attributable to the overall sales mix shift to wholesale customers which have a lower average selling price than our internet sales which have historically represented a larger percentage of the total sales.

Gross profit

Gross profit for the quarter ended September 30, 2008 was $4,437,928 or approximately 65% of net sales as compared to $1,138,381 or approximately 79% of net sales for the quarter ended September 30, 2007. The decrease in gross profit percentage was again due to the sales mix shift from internet sales to wholesale customers which have a lower average selling price. There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended September 30, 2008 were $3,067,222, an increase of $1,178,876 from total operating expenses for the quarter ended September 30, 2007 of $1,888,346. The increases are primarily attributable to the following:

•
For the quarter ended September 30, 2008, salaries and related taxes decreased by $484,484 to $766,592 from $1,251,076 for the quarter ended September 30, 2008. The decrease is due to the non-cash expense recognized in 2007 for stock-based compensation when we issued 800,000 shares of our common stock to employees and consultants of $800,000 partially offset by increased wage expenses incurred due to the addition of staff as we continue to build the people infrastructure to meet the demand for our product and non-cash expense related to equity based compensation of $80,821.

•
For the quarter ended September 30, 2008, marketing, advertising and promotion expenses were $1,169,073, an increase of $941,449 as compared to $227,624 for the quarter ended September 30, 2007. We continue to invest heavily in the development of the invisibleSHIELD brand through internet key word advertising, traditional print media and radio advertising and through the use of coupons. We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training. During fiscal 2008, we intend to continue to expand our marketing efforts related to our products.

•
For the quarter ended September 30, 2008, other selling, general and administrative expenses, net of salaries and related taxes described above, were $1,131,557 as compared to $409,646 for the quarter ended September 30, 2007. The increase was attributable to the increase in operations as we implement our business plan and is summarized below:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Professional fees	$42,441	$25,795
Contract labor	183,805	80,421
Insurance	34,468	24,327
Depreciation and amortization	42,069	21,455
Rent	97,028	59,547
Travel and entertainment	46,493	29,518
Telephone and utilities	33,393	20,586
Printing expenses	34,845	12,068
Office supplies	18,536	17,636
Credit card and bank fees	113,063	37,434
Investor relations	103,521	48,185
Commissions	157,676	2,533
Consulting	30,000	--
Other	194,219	30,141
Total	$1,131,557	$409,646

Income (loss) from operations

We reported income from operations of $1,370,706 for the quarter ended September 30, 2008 as compared to loss from operations of ($749,965) for the quarter ended September 30, 2007, an increase of $2,120,671. The increased income from operations for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007 is primarily attributable to our overall increased revenue growth due to increased market penetration and the continued expansion of our distribution channels to include additional retail outlets.

Other income (expense)

For the quarter ended September 30, 2008, total other income was $48,343 compared to other income of $16,771 for the quarter ended September 30, 2007. The increase is primarily attributed to interest income related to short-term loans and interest earned on our bank balances of $48,648.

Net income (loss)

As a result of these factors, we reported net income of $889,743 or $0.05 per share for the quarter ended September 30, 2008 as compared to a net loss of ($733,428) or ($0.04) per share for the quarter ended September 30, 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net sales

Net sales for the nine months ended September 30, 2008 were $12,460,812 as compared to net sales of $3,034,714 for the nine months ended September 30, 2007, an increase of $9,426,098 or 311%.

The significant increase in product sales is mainly attributed to continued strong sales of our invisibleSHIELD product with approximately 56% of our product being sold through our website to retail customers, 9% being sold through mall carts and kiosks, 29% through wholesale channels and 6% from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping costs. For the nine months ended September 30, 2008, cost of sales amounted to $3,920,003 or approximately 31% of net sales as compared to cost of sales of $689,858 or 23% of net sales for the nine months ended September 30, 2007. The increase in cost of sales as a percentage of net revenues for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is primarily attributable the overall sales mix shift to wholesale customers which have a lower average selling price than our internet sales which have historically represented a larger percentage of the total sales and overall increases in our packaging expenses.

Gross profit

Gross profit for the nine months ended September 30, 2008 was $8,540,809 or approximately 69% of net sales as compared to $2,344,856 or approximately 77% of net sales for the nine months ended September 30, 2007. The decrease in gross profit percentage was primarily attributable to the overall sales mix shift to more wholesale customers and overall increased packaging costs. There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the nine months ended September 30, 2008 were $7,198,894, an increase of $3,809,532 from total operating expenses for the nine months ended September 30, 2007 of $3,389,362. The increases are primarily attributable to the following:

•
For the nine months ended September 30, 2008, salaries and related taxes increased by $231,193 to $2,136,712 from $1,905,519 for the nine months ended September 30, 2007. The increase is due to the increase in our management and production staff as we continue to build the people infrastructure to meet the demand for our product, the payment of a discretionary bonus of $155,000 during the first quarter to our employees and non-cash expense related to equity based compensation of $157,110, partially offset by the non-cash expense recognized for the nine months ended September 30, 2007 of $800,000 related to the 800,000 shares of our common stock issued to employees and consultants.

•
For the nine months ended September 30, 2008, marketing, advertising and promotion expenses were $2,483,356, an increase of $2,015,946 as compared to $467,410 for the nine months ended September 30, 2007. We continue to invest heavily in the development of the invisibleSHIELD brand through internet key word advertising and through traditional print media and radio advertising. During the nine months ended September 30, 2008, we have also printed coupons and handed them out at various trade shows and events wherein customers logged onto our website through a specific link and were able to redeem the coupon. These coupons ran for specific time frames with expiration dates and the redemption of the coupons of $915,113 was recognized as marketing and advertising expense. We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training. During fiscal 2008, we intend to continue to expand our marketing efforts related to our products.

•
For the nine months ended September 30, 2008, other selling, general and administrative expenses net of salaries and related taxes described above, were $2,578,826 as compared to $978,203 for the nine months ended September 30, 2007. The increase was attributable to the increase in operations as we implement our business plan and is summarized below:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Professional fees	$113,053	$248,240
Contract labor	480,443	120,650
Insurance	148,650	52,536
Depreciation and amortization	111,413	58,430
Rent	277,574	114,538
Travel and entertainment	139,394	68,565
Telephone and utilities	95,469	44,893
Printing expenses	54,157	31,719
Office supplies	53,023	41,776
Credit card and bank fees	267,192	73,447
Investor relations	235,708	52,584
Commissions	204,263	5,399
Consulting	71,500	38,500
Other	326,987	65,156
Total	$2,578,826	$1,016,433

Income (loss) from operations

We reported income from operations of $1,341,915 for the nine months ended September 30, 2008 as compared to a loss from operations of ($1,044,506) for the nine months ended September 30, 2007, an increase of $2,386,421. The increased income from operations for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is primarily attributable the overall increase in sales due to deeper market penetration and continued expansion of the distribution channel for our products combined with the decrease in professional fees that were attributable to our reverse merger transaction in 2007.

Other income (expense)

For the nine months ended September 30, 2008, total other income was $174,599 compared to other expense of ($5,243) for the nine months ended September 30, 2007. The increase is primarily attributed to interest income related to short-term loans, gains recognized on disposition of assets and interest earned on our cash balance of $178,461 and a decrease in interest expense of $26,761.

Net income (loss)

As a result of these factors, we reported net income of $950,278 or $0.05 per share for the nine months ended September 30, 2008 as compared to a net loss of ($1,052,293) or ($0.07) per share for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its liabilities and otherwise operate on an ongoing basis.

At September 30, 2008, we had a cash balance of $949,833.

Our working capital position increased by $1,511,786 to working capital of $4,026,615 at September 30, 2008 from working capital of $2,514,829 at December 31, 2007. This increase in working capital is primarily attributable to the overall increase in accounts receivable of $2,354,376, increased prepaid expenses and other assets of $938,070, increased inventories of $400,665 and decreased accrued liabilities of $26,015, partially offset by decreased cash balances of $1,179,382, increased accounts payable of $642,407, increased sales returns liability of $206,174, increased accrued wages and wage related expenses of $9,445 and increased deferred licensing revenue of $7,598.

Net cash used in operating activities for the nine months ended September 30, 2008 was ($514,499) as compared to cash used in operating activities of ($857,059) for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, net cash used in operating activities was attributable primarily to increased accounts receivable of $2,410,546, increased prepaid expenses and other current assets of $475,855, increased inventories of $400,655, increased other assets of $27,787, decreased accrued liabilities of $26,015, and the gain on disposal of fixed assets of $12,215 partially offset by net income of $950,278, increased accounts payable of $642,404, deferred income tax expense of $566,235, non-cash expense related to stock compensation of $211,510, increased sales return liability of $206,174, depreciation and amortization of $112,162, decreased prepaid advertising of $58,247, bad debt expense of $56,170, foreign currency exchange loss of $18,361, increased accrued wages and wage related expenses of $9,445 and increased deferred licensing revenues of $7,598.

Net cash used in investing activities for the nine months ended September 30, 2008 was ($696,853) attributable to short-term loans made of $450,000, the purchase of property and equipment of $248,047 and payments for intangible assets of $1,800, partially offset by proceeds from the sale of fixed assets of $2,994.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $31,970 attributable to proceeds from the exercise of warrants of $50,000, partially offset by payments on equipment financing of $18,030.

We reported a net decrease in cash for the nine months ended September 30, 2008 of $1,179,382.

For the nine months ended September 30, 2008 and 2007, we generated revenues of $12,460,812 and $3,034,714, respectively and reported net income of $950,278 and incurred a net loss of ($1,052,293), respectively. For the nine months ended September 30, 2008, we had negative cash flow from operating activities of ($514,499), negative cash flow from investing activities of ($696,853) and cash provided by financing activities of $31,970. As of September 30, 2008, we had stockholders’ equity of $4,594,611, retained earnings of $207,887, working capital of $4,026,615, accounts payable of $1,147,982, deferred licensing revenue of $108,509, accrued wages and wage related expenses of $104,982, notes payable related to equipment financing of $24,060, accrued liabilities of $9,799 and sales returns liability of $230,035. Management believes that existing cash, along with cash generated from the collection of accounts receivable, short term loans and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements.

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

During the nine months ended September 30, 2008, we issued 60,000 shares of our common stock to employees valued at $47,400. These shares were issued pursuant to Section 4(2) of the Securities Act. The investors represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

On July 30, 2008, we issued 80,000 shares of our common stock valued at $54,400 for services to be rendered by a consultant. These shares were issued pursuant to Section 4(2) of the Securities Act. The consultants represented their intention to acquire the securities for investment only and not with a view towards distribution. The consultants were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising.

On October 1, 2008, we issued 50,000 shares of our common stock valued at $48,500 for services to be rendered by a consultant.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

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

ZAGG INCORPORATED

Date: November 14, 2008	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II,
President and Chief Executive Officer

Date: November 14, 2008	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer
(Principal financial officer)