Form 10-K
period 2008-12-31
Zagg INC
filed 2009-03-30
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Common Stock, par value $0.001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filings response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 was $7,988,802.  For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding for the Registrant’s common stock as of March 25, 2009 was 19,283,995.

ZAGG INCORPORATED

2008 FORM 10-K

TABLE OF CONTENTS

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company undertakes no obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM 1.                      BUSINESS

Our Business

Headquartered in Salt Lake City, Utah, ZAGG Incorporated designs, manufactures and distribute protective coverings, audio accessories and power solutions for consumer electronic and hand-held devices under the brand names invisibleSHIELD™ and ZAGGaudio™.

Our flagship product, invisibleSHIELD, is made from a protective, film covering that was developed originally to protect the leading edges of rotary blades of military helicopters. We determined that this same film product could be configured to fit onto the surface of electronic devices and marketed to consumers for use in protecting such devices from everyday wear and tear; including scratches, scrapes, debris and other surface blemishes. The film also permits touch sensitivity, meaning it can be used on devices that have a touch-screen interface. The invisibleSHIELD film material is highly reliable and durable since it was originally developed for use in a high friction, high velocity context within the aerospace industry. The film provides long lasting protection for the surface of electronic devices subject to normal wear and tear. The film is a form of polyurethane substance, akin to a very thin, pliable, flexible and durable clear plastic that adheres to the surface and shape of the object it is applied to.

The invisibleSHIELD is designed specifically for iPods®, laptops, cell phones, digital cameras, PDAs, watch faces, GPS systems, gaming devices, and other items.  The product is “cut” to fit specific devices and packaged together with a moisture activating solution which makes the invisibleSHIELD adhere to the surface of the device, literally “like a second skin,” and virtually invisible to the eye.  The patent-pending invisibleSHIELD is the first scratch protection solution of its kind on the market.  The invisibleSHIELD is not ornamental, but rather provides a long lasting barrier to preserve the brand new look of the surface of an electronic device.  Currently, ZAGG offers over 3,000 precision pre-cut designs with a lifetime replacement warranty through online channels, big-box retailers, electronics specialty stores, resellers, college bookstores, Mac stores, and mall kiosks.  We plan to increase our product lines to offer new electronic accessories to our tech-savvy customer base, as well as an expanded array of invisibleSHIELD products for other industries.  With millions of invisibleSHIELDs sold to date by early adopters, we are poised to introduce the invisibleSHIELD product to mass-market consumers worldwide. Given the amazing success of the invisibleSHIELD, ZAGG has the unique opportunity to offer additional accessories from a trusted source to gadget enthusiasts, worldwide.

The ZAGGaudio line of electronics accessories and products was released in late 2008, and focuses on innovation and superior value.  The flagship product within ZAGGaudio is the award winning, Z.buds™.  Winner of the coveted CES, Design and Innovation award, it has been very well received by professional reviewers, experts and the consumer base.  Other headphone, speaker and audio products have been released and will be released in the coming months and years.

We maintain our corporate offices and operational facility at 3855 South 500 West, Suites B, C, J and R, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699.  Our website address is www.ZAGG.com.

Strategy

At ZAGG, we are “Zealous About Great Gadgets.”  We believe that hand-held devices and gadgets have been developed to be aesthetically pleasing as designed and that bulky silicone, plastic or leather cases impede the overall end users’ enjoyment of the form and function of their device.  Consumers purchase these types of accessories to help protect their devices from getting scratched and damaged.  The invisibleSHIELD provides the end consumer with an alternative to bulky cases that provides unparalleled device protection without impeding the functionality and enjoyment of the consumers’ device.

We will continue to expand our product offering and focus on innovative products and services that we can target market to our customers based on their purchase history.  When a customer purchases an invisibleSHIELD from ZAGG, we know exactly what type of device they have as the invisibleSHIELD is custom cut for each device.  With that information we can develop specific marketing plans to sell additional products including power supplies, car charges, ear buds and other accessory items.  Our current line of accessory items, branded as ZAGGaudio, is available to our customers through our website at www.ZAGG.com and through our retail distribution channels as well.

As we continue to develop and enhance our brand name and reputation, we anticipate entering into additional complementary industries to provide our invisibleSHIELD product line.

Design and Packaging

We design and cut the invisibleSHIELD product for application on hundreds of specific electronic devices.  We acquire raw materials from third party sources that are delivered to our facilities and assembled for packaging. In addition, we out-source high volume precision-cutting of the materials, which we consider to be more cost effective.  We then package the configured materials together with an installation kit, consisting of SHIELDspray™, a moisture adhesive-activating solution, a squeegee, and instructions for application on specific electronic devices and also outsource some of these packaging processes to independent third-parties.  We have developed relationships with package assembly and shipping and logistics companies that allow us to expand our production and shipping capacity as we continue to grow.

We have a patent pending on the process of wrapping an entire gadget body in a transparent, durable and semi-permanent film.  We also custom design each cut-out for the film and currently have unique designs for over 3,000 devices.  The cut-out designs are developed internally and owned exclusively by us.  We do not own the patent for the base materials, but believe that our relationship with the manufacturer of the raw material is on excellent terms and anticipate no interruption in our ability to acquire adequate supplies of the materials and produce products.

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

Market Segments

With over 3,000 invisibleSHIELD products/product configurations available, we have a protective covering for all major market segments of handheld electronic devices, including:  iPods, other brand MP3 players, PDAs, cell phones, laptops, GPS devices, watch faces, and similar devices and surfaces. We intend to continue to configure the invisibleSHIELD product for use in newly developed consumer devices. Unlike manufacturers of competing device cases that need months to design and manufacture customized accessories for new devices, the invisibleSHIELD can be quickly configured and packaged for new devices as they enter the consumer marketplace, making the invisibleSHIELD available for purchase ahead of competing accessories for new electronic devices.

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

As sales of electronics continue to grow, we anticipate that sales of our complimentary products will continue to grow, as well.  Four of the largest areas of our market opportunities relate to sales of iPods, cellular telephones, digital cameras and gaming systems. According to industry sources, over 54,800,000 iPods and over 11,600,000 iPhones were sold in Apple Corporation’s most recent fiscal year.  Over 1.2 billion cell phones were sold worldwide in 2008.  Over 119,000,000 units of digital cameras were sold in 2008.  Sony’s PSP sold over 50,000,000 units as of January 2009 and Nintendo’s DS Lite sold over 96,000,000 units during the same period.  ZAGG is positioned to serve all of these markets with its after-market invisibleSHIELD products.

Marketing and Distribution

We sell our products directly on our website, through distributors, through kiosk vendors in shopping malls and retail centers, and through electronics retailers.  Our products are available for sale worldwide via our website.  Currently we advertise our products on the internet and through point of sale displays at retail locations.  We also advertise our products on television and radio both locally and nationally.  We intend to expand our advertising by implementing a broader television advertising strategy over the course of 2009.  We are also seeking to create strategic partnerships with makers of iPod and electronic accessories.

Website Sales

We sell our products worldwide directly to consumers on our website at www.ZAGG.com.  For the year ended December 31, 2008, we sold approximately $10,305,455 of product on our website, or approximately 52% of our overall sales for 2008.

We also generated revenue from shipping charges to customers.  For the year ended December 31, 2008, we generated approximately $1,067,719 from shipping charges, or approximately 5% of our overall sales for 2008.

Mall Kiosk Vendors

We sell our invisibleSHIELD products to kiosk vendors in shopping malls and retail centers.  We enter into agreements with such vendors who purchase the products and resell them to consumers.  For the year ended December 31, 2008, we sold approximately $1,758,561 of product, or approximately 9% of our overall sales for 2008, through our corporate owned mall carts and to licensed cart owners.  The third party licensed cart owners are required to enter into a standard license and resale agreement with us wherein we charge an upfront license fee that is recognized into revenue over the life of the license.

Wholesale Channels

We sell our invisibleSHIELD products through wholesale channels including big box retailers, domestic and international distributors, independent Apple retailers, university bookstores and small independently owned consumer electronics stores.  For the year ended December 31, 2008, we sold approximately $6,617,761 of product through this wholesale channel, or approximately 34% of our overall sales for 2008.  We require all wholesale channel partners to enter into a standard reseller agreement with us.

We continue to utilize multiple distributors to market and place our products for sale in the United States and abroad.  We have entered into distribution agreements for many geographic locations including the United States, United Kingdom, Australia, Hong Kong, South Korea, Mexico, Germany and South America for the marketing, distribution and sale of our products.

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

Competitors

Our chief competitors are companies that develop, market and sell protective devices for consumer electronics.  The market for sales to consumers for “after market” accessories for electronic devices is very competitive.  We are aware of some companies who have developed similar products to our invisibleSHIELD products using inferior films.  There are numerous companies that sell protective devices for cell phones, iPods, MP3 players, laptop and computer screens and similar devices, none of which have specifications similar to our products.  Rather such products tend to be larger, bulkier, heavier, ornamental and visually distracting, and cover the design and features of the device, rather than enhance its design.  These products are typically made from leather, plastic or silicone.  While we compete with such companies for sales to consumers generally, we do not consider such other products per se to be competitive to the invisibleSHIELD.

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

Trademarks

We have received the following Trademarks with the United States Patent and Trademark Office:

•	INVISIBLE SHIELD, Serial Number 77096911
•	SHIELD ZONE, Serial Number 77146708
•	SHIELD DESIGN TRADEMARK, Serial Number 77148206

We have filed the following Trademark Applications with the United States Patent and Trademark Office:

•	INVISIBLESHEILD (with stylized logo image), Serial Number 78905019
•	ZAGG, Serial Number 77146689
•	SHIELD DESIGN filed on, Serial Number 77148206

We also claim common law trademark rights in the following marks: “ShieldZone,” “Shieldspray,” “Pay Once Protect Forever,” “Invisible Invincible,” “Protect Your Digital Life,” “Ultimate Scratch Protection” and “Zealous About Great Gadgets.”

We have also received the following Trademark Applications with the European Community:

•	INVISIBLE SHIELD, Serial Number 006157465
•	ZAGG, Serial Number 006328215

We have also received the following Trademark with Hong Kong:

•	ZAGG, Serial Number 301217754 – Hong Kong
•	ZAGG, Serial Number 83759/2008 – Japan
•	ZAGG, Serial Number 40-2008-0048050 – South Korea
•	ZAGG, Serial Number 967076 - Mexico
•	ZAGG, Serial Number 1742932 – India

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

Employees

We have 70 full-time employees and 4 part time employees including our management team.  We have 19 employees in sales and marketing including our website, 4 in general and administration, 8 in operations, 4 in technology support, 2 in graphic design, and 37 customer service agents. We have 24 employees employed on an hourly or part-time basis at our retail cart/kiosk locations.  No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes.

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

ITEM 1A.	RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2008, no matter was submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA.  The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “ZAGG.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2008 Quarter Ended	High	Low
December 31, 2008	$1.09	$0.60
September 30, 2008	$1.17	$0.65
June 30, 2008	$0.82	$0.56
March 31, 2008	$0.97	$0.59

2007 Quarter Ended	High	Low
December 31, 2007	$0.87	$0.56
September 30, 2007*	$2.10	$0.56
*Trading began on July 25, 2007

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Common stock

On December 31, 2008, there were 88 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Empire Stock Transfer.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

▪	We would not be able to pay our debts as they become due in the usual course of business; or

▪
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders	1,635,000	$0.65	315,000
Equity compensation plans not approved by security holders	--	--	--
Total	1,635,000	$0.65	315,000

On July 24, 2007, the Board of Directors approved the issuance of 800,000 shares of our common stock to employees and consultants under a separate stock issuance plan.

On November 13, 2007, the Board of Directors adopted the ZAGG Incorporated 2007 Stock Incentive Plan wherein we may issue an aggregate of 2,000,000 options to purchase shares of our common stock or shares of our common stock.  There were 50,000 shares issued and 1,635,000 options issued under the plan as of December 31, 2008.

Recent Sales of Unregistered Securities

We issued options to purchase 6,000 shares of our common stock during the third and fourth quarters of 2008.

ITEM 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

We custom-design, manufacture and distribute a form of protective covering, audio and power accessories for consumer electronic and hand held devices.  Our flagship product the invisibleSHIELD is made from a protective, film-like covering that was developed originally to protect the leading edges of rotary blades of military helicopters. We determined that this same film product could be configured to fit onto the surface of electronic devices and marketed to consumers for use in protecting such devices from everyday wear and tear including scratches, scrapes, debris and other surface blemishes. The film also permits touch sensitivity, meaning it can be used on devices that have a touch-screen interface. The invisibleSHIELD film material is highly reliable and durable since it was originally developed for use in a high friction, high velocity, aerospace context. The film provides long lasting protection for the surface of electronic devices subject to normal wear and tear. The film is a form of polyurethane substance, akin to a very thin, pliable, flexible and durable clear plastic that adheres to the surface and shape of the object it is applied to.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 157, Fair Value Measurements, (SFAS 57) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to financial assets and financial liabilities were effective during 2008.  With respect to certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We do expect that the adoption of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income should be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not expect that the adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. We have not yet determined the effect on our consolidated financial statements, if any, that will occur upon adoption of FSP FAS 142-3.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on our financial statements.

In October 2008, the Financial Accounting Standards Board (the "FASB") issued Emerging Issues Task Force ("EITF") 08-6 Equity Method Investment Accounting Considerations, which addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, and the proper accounting of an equity method investee's issuance of shares. Our management believes that this will not have a material impact on our consolidated financial statements.

Results of Operations

YEAR ENDED DECEMBER 31, 2008 AS COMPARED TO THE YEAR ENDED DECMEBER 31, 2007

Net sales

Net sales for the year ended December 31, 2008 were $19,791,603 compared to net sales of $5,135,715 for the year ended December 31, 2007, an increase of $14,655,888 or 285%.

The significant increase in product sales is mainly attributed to continued strong sales of our invisibleSHIELD products with approximately 52% of our product being sold through our website to retail customers, 9% being sold through mall carts and kiosks, 34% through wholesale channels, and 5% from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping and logistics costs. For the year ended December 31, 2008, cost of sales amounted to $6,593,718 or approximately 33% of net sales as compared to cost of sales of $1,340,850 or 26% of net sales for the year ended December 31, 2007.  The increase in cost of sales as a percentage of net revenues for the year ended December 31, 2008 as compared to the year ended December 31, 2007 is attributable to the overall sales mix shift to wholesale customers which have a lower average selling price than our internet sales which have historically represented a larger percentage of the total sales.

Gross profit

Gross profit for the year ended December 31, 2008 was $13,197,885 or approximately 67% of net sales as compared to $3,794,865 or approximately 74% of net sales net sales for the year ended December 31, 2007.  The decrease in gross profit percentage was again due to the sales mix shift from internet sales to wholesale customers which have a lower average selling price.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for year ended December 31, 2008 were $10,818,936, an increase of $5,786,521 from total operating expenses for year ended December 31, 2007 of $5,032,415.  The increases are primarily attributable to the following:

•
For the year ended December 31, 2008, salaries and related taxes increased by $469,657 to $2,896,919 from $2,427,262 for the year ended December 31, 2007, which includes $845,000 related to the issuance of restricted stock to our employees.  The overall increase is due to the increase in our management and production staff as we continue to build the people infrastructure to meet the demand for our product, the payment of a discretionary bonus of $155,000 during the first quarter to our employees and non-cash expense related to equity based compensation of $215,741, partially offset by the non-cash expense recognized for the year ended December 31, 2007 of $845,000 related to the issuance of shares of our common stock to employees.

•
For the year ended December 31, 2008, marketing, advertising and promotion expenses were $3,976,015, an increase of $3,031,300 as compared to $944,715 for the year ended December 31, 2007.  We continue to invest heavily in the development of the invisibleSHIELD and ZAGG brands through internet key word advertising, traditional print media and radio advertising.  During the year ended December 31, 2008, we also printed coupons and handed them out at various trade shows and events wherein customers logged onto our website through a specific link and were able to redeem the coupon.  These coupons run for specific time frames with expiration dates and the redemption of the coupons of $1,569,184 was recognized as marketing and advertising expense.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.  During fiscal 2009, we intend to continue to expand our marketing efforts related to our existing products and for new product introductions.

•
For the year ended December 31, 2008, other selling, general and administrative expenses, net of salaries and related taxes described above, were $3,946,002 as compared to $1,660,438 for the year ended December 31, 2007.  The increase was attributable to the increase in operations as we implement our business plan and is summarized below:

	2008	2007
Professional fees	$194,400	$280,496
Contract labor	614,022	260,340
Rent	437,440	193,593
Credit card and bank fees	387,144	127,195
Travel and entertainment	197,134	102,311
Depreciation and amortization	160,544	86,160
Investor relations	442,648	71,172
Insurance	226,115	74,987
Telephone and utilities	133,276	58,861
Office supplies	69,466	51,960
Printing expenses	88,688	40,166
Commissions	410,642	12,471
Bad debt	155,695	14,263
Consulting	101,500	39,100
Other	327,288	247,363
Total	$3,946,002	$1,660,438

Income (loss) from operations

We reported income from operations of $2,378,949 for the year ended December 31, 2008 as compared to a net loss from operations of ($1,237,550) for the year ended December 31, 2007, an increase of $3,616,499.  The increased income from operations for the year ended December 31, 2008 as compared to the year ended December 31, 2007 is primarily attributable to the overall increase in sales due to deeper market penetration and continued expansion of the distribution channel for our products.

Other income

For the year ended December 31, 2008, total other income was $221,201 compared to other income of $29,219 for the year ended December 31, 2007.  The increase is primarily attributed to interest income of $215,332 and other income of $12,215 for the year ended December 31, 2008 compared to interest income of $60,761 for the year ended December 31, 2007 primarily due to notes receivable issued during 2008.  These increases were partially offset by interest expense of $6,022 for the year ended December 31, 2008 compared to interest expense of $31,452 for the year ended December 31, 2007.  We recognized an income tax expense of $501,188 for the year ended December 31, 2008 compared to an income tax benefit for the year ended December 31, 2007 of $448,820.

Net income (loss)

As a result of these factors, we reported net income of $2,098,962 or $0.11 per share for the year ended December 31, 2008 as compared to a net loss of ($759,511) or ($0.05) per share for the year ended December 31, 2007.

Liquidity and Capital Resources

At December 31, 2008, we had a cash balance of $1,065,652.

Our working capital position increased by $3,203,559 to working capital of $5,718,388 at December 31, 2008 from working capital of $2,514,829 at December 31, 2007. This increase in working capital is primarily attributable to the overall increased current assets of $4,524,959 including accounts receivable of $3,191,441, increased inventories of $1,466,253, increased prepaid expenses and other current assets of $1,066,970, increased deferred tax assets of $68,834 and decreased notes payable of $21,867 partially offset by increased accounts payable of $1,120,815, increased sales returns liability of $267,258, increased deferred revenues of $265,679, decreased prepaid advertising of $204,976, increased accrued liabilities of $176,940 and increased accrued wages and wage related expenses of $25,575.

Net cash used in operating activities for the year ended December 31, 2008 was ($196,684) as compared to net cash used in operating activities of ($842,490) for the year ended December 31, 2007.  For the year ended December 31, 2008, net cash used in operating activities was attributable primarily to increased accounts receivable of $3,347,136, increased inventories of $1,466,253, increased prepaid expenses and other current assets of $541,755, currency exchange gain of $102,764, and gain on asset disposals of $12,215, partially offset by net income of $2,098,962, increased accounts payable of $1,120,815, non-cash expense related to stock-based compensation of $406,064, deferred income tax expense of $370,347, increased sales return liability of $267,258, increased deferred revenues of $265,679, decreased prepaid advertising of $204,976, , depreciation and amortization of $160,269, bad debt expense of $155,695,  increased wages and wage related expenses of $25,575 and decreased other assets of $20,859.

Net cash used in investing activities for the year ended December 31, 2008 was ($895,012) attributable to issuance of notes receivable of $513,000, the purchase of property and equipment of $380,102, payments for intangible assets of $4,904, partially offset by proceeds from the sale of fixed assets of $2,994.

Net cash provided by financing activities was $28,133 for the year ended December 31, 2008.  Net cash provided by financing activities for the year ended December 31, 2008 was attributable to the net proceeds from the sale of common stock upon the exercise of outstanding warrants of $50,000, partially offset by repayments of debt $21,867.

We reported a net decrease in cash for the year ended December 31, 2008 of $1,063,563.

For the years ended December 31, 2008 and 2007, we generated revenues of $19,791,603 and $5,135,715, respectively and had net income of $2,098,962 and incurred a net loss of ($759,511), respectively, and had negative cash flow from operating activities of ($259,684) and ($842,490), respectively.  As of December 31, 2008, we had stockholders’ equity of $5,816,727, retained earnings of $1,356,574, working capital of $5,718,388, accounts payable of $1,626,390, deferred  revenues of $366,590, sales returns liability of $291,119,  accrued wages and wage related expenses of $121,112, accrued liabilities of $212,754 and notes payable related to equipment financing of $20,223.  Management believes that existing cash, along with cash generated from the collection of accounts receivable and the sale of products and the addition of a line of credit facility will be sufficient to meet the Company’s cash requirements during the next twelve months.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY

The full text of our audited consolidated financial statements for the fiscal years ended December 31, 2008 and 2007 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events occurred requiring disclosure under Item 307 or 308 of Regulation S-K during the fiscal year ended December 31, 2008.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, at December 31, 2008, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).  These disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in its periodic reports with the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that the information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The design of any disclosure controls and procedures is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

During the course of our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER ITEMS

None.

  PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of our board of directors and our executive officers and other significant employees.  Messrs. Robert G. Pedersen II and Brandon T. O’Brien were appointed in their respective positions on the effective date of the Merger. Mr. Larry Harmer was appointed as a director on May 12, 2008.  All of our directors hold office until the next annual meeting of stockholders and their successors are duly elected and qualify. Executive officers serve at the request of the board of directors.

Name	Age	Position
Robert G. Pedersen II	42	Chief Executive Officer, Chairman
Larry Harmer	37	Director
Brandon T. O’Brien	38	Chief Financial Officer

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

Larry Harmer – Mr. Harmer co-founded a consumer products company that, under his leadership, grew from a licensee with several brands including the Polaroid brand to a global organization with revenues that exceeded $1.5 billion (in about 4 years).  Mr. Harmer played a significant role in the purchase, privatization and divestiture of the Polaroid asset portfolio and was responsible for all international vendor and customer relationships. He has extensive experience in selling the retail industry.   Mr. Harmer’s previous experience includes serving as CEO for the Polaroid Corporation, Managing Director of SGSV Ltd a global asset management firm, Director of Business Strategy for PricewaterhouseCoopers LLP, Director of Organizational Development for Nortel Networks, and co-founding Wholonics Leadership Group, LLC.  Mr. Harmer earned an MBA, an MOB and a BA in Chinese & Asian Studies from Brigham Young University.  He has taught Rapid Prototyping and Process Design in University of Michigan’s Executive MBA Program.  He is fluent in Mandarin Chinese, equally comfortable conducting business in English or Chinese.

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

Audit Committee

We do not have a separately-designated standing audit committee.  The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time.  We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending December 31, 2008, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and
2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2008 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2008, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2008:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Robert G. Pedersen II Chief Executive Officer, Chairman	--	--	--
Brandon T. O’Brien Chief Financial Officer	--	2	--
Larry Harmer Director	1	--	--

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table sets forth information regarding the compensation earned by each of the named executives for the fiscal years ended December 31, 2008 and 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards		All Other Compensation	Total
Robert G. Pedersen II President, Chief Executive Officer and Director	2008	$179,000	$34,000	--		$9,728	(1)	--	$228,728
	2007	$120,000	$12,000	$95,000	(1)	--		--	$227,000
Brandon T. O’Brien Chief Financial Officer	2008	$120,000	$16,000	$64,400	(1)	$8,107	(1)	--	$208,507
	2007	$101,846	$12,000	$120,000	(1)	--		--	$233,846	(2)
_________________________
(1)
These amounts reflect the dollar amount recognized for financial statement reporting purposes for the fiscal years indicated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payments of awards of restricted stock and stock options, as applicable, granted pursuant to the Company’s long-term incentive plans.  Assumptions and methodologies used in the calculation of these amounts with respect to the 2008 fiscal year are included in footnotes to the Company’s audited financial statements for the fiscal years ended December 31, 2008 and 2007 which were included in the Company’s Annual Reports on Form 10-K for those years.

(2)	Mr. O’Brien was appointed our Chief Financial Officer on February 12, 2007.

Outstanding Equity Awards

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer as of December 31, 2008.

Outstanding Equity
Awards at
Fiscal Year-End

OPTION AWARDS					STOCK AWARDS
Name of Executive	Number of Exercisable Securities Underlying Unexercised Options	Number of Unexercisable Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Robert G. Pedersen II	--	60,000	$0.65	3/6/2013	60,000	$55,800	--	--
Brandon T. O’Brien	--	50,000	$0.65	3/6/2013	50,000	$46,500	--	--

Compensation of Directors

The table below summarizes all compensation of our non-employee directors for the year ended December 31, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Larry Harmer	--	--	$113,399	(1)	--	--	--	$113,399
_________________________
(1)
This amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year indicated in accordance with SFAS No. 123R, Share Based Payments of awards of restricted stock and stock options, as applicable, granted pursuant to the Company’s long-term incentive plans.  Assumptions and methodologies used in the calculation of these amounts with respect to the 2008 fiscal year are included in footnotes to the Company’s audited financial statements for the fiscal year ended December 31, 2008 which were included in the Company’s Annual Report on Form 10-K.

Narrative Disclosure to the Director Compensation Table

We do not pay any cash compensation to our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2009, certain information regarding the ownership of our capital stock by the following persons on such date: each of the directors and executive officers, each person who is known to be a beneficial owner of more than 5% of any class of our voting stock, and all of our officers and directors as a group. Unless otherwise indicated below, to our knowledge, all persons listed below had sole voting and investing power with respect to their shares of capital stock, except to the extent authority was shared by spouses under applicable community property laws.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of our common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 25, 2009 were deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and was based upon the number of shares of the Common Stock issued and outstanding, as of March 25, 2009 which was 19,283,995 shares.

Title of Class	Name and Address Of Beneficial Owners (1)	Amount and Nature Of Beneficial Ownership	Percent Of Class (2)
Common Stock	Robert G. Pedersen II President and Chief Executive Officer (3)	7,402,557	36.91%
Common Stock	Brandon T. O’Brien Chief Financial Officer (4)	497,447	2.57%
Common Stock	Andrew C. Park 201 Post Street, 11th Floor San Francisco, CA 94108	1,587,353	8.01%
Common Stock	SunCreek, LLC 2873 Tolcate Lane Holladay, Utah 84121	5,000,000	25.93%
Common Stock	Larry Harmer Director (5)	333,333	1.73%
	All officers, directors and director nominees as a group (3 persons)	8,233,337	40.87%

(1)
Unless otherwise noted, the address for each of the named beneficial owners is: 3855 South 500 West, Suite J, Salt Lake City, Utah, 84115. Unless otherwise indicated, beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and generally includes voting and/or investment power with respect to securities. Shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty days of March 25, 2009, are deemed to be beneficially owned by the person holding such options or warrants for the purpose of computing the percentage of ownership set forth in the above table, unless otherwise indicated.

(2)	The calculations of percentage of beneficial ownership are based on 19,283,995 shares of common stock outstanding as of March 25, 2009.

(3)
Includes 1,595,000 shares of Common Stock held directly by Mr. Pedersen, 5,000 shares of Common Stock held by Mr. Pedersen’s spouse and 5,000,000 shares of Common Stock held by SunCreek, LLC, an entity wholly owned by Mr. Pedersen.  Mr. Pedersen exercises sole voting and investment control over the shares held by SunCreek, LLC. Also includes warrants to purchase 750,000 shares of common stock at $1.30 per share and options to purchase 20,000 shares of common stock at $0.65 per share.

(4)
Includes 406,853 shares of Common Stock held directly by Mr. O’Brien, warrants to purchase 73,927 shares of common stock at $1.30 per share and options to purchase 16,667 shares of common stock at $0.65 per share.

(5)	Includes options to purchase 333,333 shares of common stock at $0.60 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Except as disclosed above, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Hansen, Barnett & Maxwell, P.C. (“HBM”) has served as our independent registered public accounting firm since April 17, 2007.  During the years ended December 31, 2008 and 2007, we paid HBM fees in the aggregate amount of $46,500 and $50,500, respectively, for the annual audit of the Company’s financial statements, the quarterly reviews of our financial statements included in our quarterly reports on Form 10-Q and the review of our registration statements.

During the years ended December 31, 2008 and 2007, we paid HBM $4,600 and $0 for tax services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1*	Articles of Incorporation of Registrant as filed with the State of Nevada
3.2*	Bylaws of Registrant
14*	Code of Ethics
21.1	List of subsidiaries
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

* previously filed with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAGG INCORPORATED

Dated: March 30, 2009	By:	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II President, CEO and Chairman (Principal Executive Officer)

Dated: March 30, 2009	By:	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: March 30, 2009	By:	/s/ LARRY HARMER
Larry Harmer Director

ZAGG INCORPORATED AND SUBSIDIARY

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com
Registered with the Public Company Accounting Oversight Board A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ZAGG Incorporated

We have audited the accompanying consolidated balance sheets of ZAGG Incorporated and subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZAGG Incorporated and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 27, 2009

ZAGG INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007

ASSETS

Current assets
Cash	$1,065,652	$2,129,215
Accounts receivable, net	3,593,887	402,446
Inventories	1,913,297	447,044
Prepaid advertising	-	204,976
Prepaid expenses and other current assets	676,077	122,107
Notes receivable	513,000	-
Deferred income tax assets	81,663	12,829

Total current assets	7,843,576	3,318,617

Property and equipment, net	549,370	328,077

Deferred income tax assets	4,937	444,118

Deposits and other assets	9,688	30,547

Intangible assets, net	47,344	46,894

Total assets	$8,454,915	$4,168,253

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	$20,223	$42,090
Accounts payable	1,626,390	505,575
Accrued liabilities	212,754	35,814
Accrued wages and wage related expenses	121,112	95,537
Deferred revenue	366,590	100,911
Sales returns liability	291,119	23,861

Total current liabilities	2,638,188	803,788

Total liabilities	2,638,188	803,788

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
19,163,995 and 18,853,995 shares issued and outstanding, respectively	19,165	18,855
Warrants to purchase common stock	739,338	750,476
Additional paid-in capital	3,808,280	3,341,388
Cumulative translation adjustment	(106,630)	(3,866)
Retained earnings (deficit)	1,356,574	(742,388)

Total stockholders' equity	5,816,727	3,364,465

Total liabilities and stockholders' equity	$8,454,915	$4,168,253

ZAGG INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007

Net sales	$19,791,603	$5,135,715
Cost of sales	6,593,718	1,340,850

Gross profit	13,197,885	3,794,865

Operating expenses:
Advertising and marketing	3,976,015	944,715
Selling, general and administrative	6,842,921	4,087,700

Total operating expenses	10,818,936	5,032,415

Income (loss) from operations	2,378,949	(1,237,550)

Other income (expense):
Interest expense	(6,022)	(31,452)
Interest and other income	227,223	60,671

Total other income (expense)	221,201	29,219

Income (loss) before (provision) benefit for income taxes	2,600,150	(1,208,331)

Income tax (provision) benefit	(501,188)	448,820

Net income (loss)	$2,098,962	$(759,511)

Basic net income (loss) per common share	$0.11	$(0.05)

Diluted net income (loss) per common share	$0.11	$(0.05)

Weighted average number of shares outstanding - basic	18,971,399	16,139,177

Weighted average number of shares outstanding - diluted	19,265,229	16,139,177

ZAGG INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Outstanding		Accumulated
			Additional	Warrants	Retained	Other	Total
	Common Stock		Paid-in	to Purchase	Earnings	Comprehensive	Stockholders'
	Shares	Amount	Capital	Common Stock	(Deficit)	Loss	Equity

Balances, December 31, 2006	10,175,000	$10,175	$117,075	$-	$17,123	$-	$144,373

Issuance of common stock and warrants for cash	3,610,856	3,611	2,736,633	-	-	-	2,740,244

Issuance of common stock with reverse merger	3,346,000	3,346	(3,346)	-	-	-	-

Issuance of common stock in conversion of debt	862,139	863	299,138	-	-	-	300,001

Issuance of common stock to employees	860,000	860	844,140	-	-	-	845,000

Issuance of warrants for settlement of dispute	-	-	(652,252)	734,981	-	-	82,729

Issuance of warrants associated with short-term loan	-	-	-	15,495	-	-	15,495

Foreign currency translation loss	-	-	-	-	-	(3,866)	(3,866)

Net loss	-	-	-	-	(759,511)	-	(759,511)

Balances, December 31, 2007	18,853,995	18,855	3,341,388	750,476	(742,388)	(3,866)	3,364,465

Issuance of common stock to employees and consultants	210,000	210	178,229	-	-	-	178,439

Issuance of common stock for exercise of warrants	100,000	100	49,900	(11,138)	-	-	38,862

Option expense	-	-	238,763	-	-	-	238,763

Foreign currency translation loss	-	-	-	-	-	(102,764)	(102,764)

Net income	-	-	-	-	2,098,962	-	2,098,962

Balances, December 31, 2008	19,163,995	$19,165	$3,808,280	$739,338	$1,356,574	$(106,630)	$5,816,727

ZAGG INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$2,098,962	$(759,511)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Non-cash expense related to stock-based compensation	406,064	845,000
Depreciation and amortization	160,269	86,160
Deferred income tax expense (benefit)	370,347	(449,566)
Expense related to issuance of warrants	-	82,729
Bad debt expense	155,695	14,263
Gain on asset disposals	(12,215)	-
Foreign currency translation adjustment	(102,764)	(3,866)
Changes in assets and liabilities
Accounts receivable	(3,347,136)	(295,560)
Inventories	(1,466,253)	(344,522)
Prepaid advertising	204,976	(204,976)
Prepaid expenses and other current assets	(541,755)	(1,927)
Other assets	20,859	(18,428)
Accounts payable	1,120,815	210,201
Accrued liabilities	176,940	17,733
Accrued wages and wage related expenses	25,575	(26,191)
Deferred revenues	265,679	14,110
Sales return liability	267,258	(8,139)

Net cash used in operating activities	(196,684)	(842,490)

Cash flows from investing activities
Payments for intangible assets	(4,904)	(48,764)
Notes receivable	(513,000)	-
Proceeds from disposal of equipment	2,994	-
Purchase of property and equipment	(380,102)	(146,463)

Net cash used in investing activities	(895,012)	(195,227)

Cash flows from financing activities
Payments on debt	(21,867)	(250,000)
Proceeds from notes payable	-	200,000
Proceeds from issuance of common stock and warrants	50,000	2,798,550
Payments on convertible note payable - officer	-	(50,000)

Net cash provided by financing activities	28,133	2,698,550

Net (decrease) increase in cash and cash equivalents	(1,063,563)	1,660,833

Cash and cash equivalents at beginning of the period	2,129,215	468,382

Cash and cash equivalents at end of the period	$1,065,652	$2,129,215

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$6,022	$17,959

ZAGG INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental schedule of noncash investing and financing activities

For the Year Ended December 31, 2008:

Issued 210,000 shares of common stock to employees and consultants.

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

ZAGG INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company designs, manufactures and distributes protective coverings, audio accessories and power solutions for consumer electronic and hand-held devices under the brand names invisibleSHIELD™ and ZAGGaudio™.

The consolidated financial statements include the accounts of ZAGG Incorporated and its wholly owned subsidiary ZAGG Europe Limited.  All intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates in 2008 and 2007 include the allowance for doubtful accounts, inventory valuation allowances, sales returns and warranty liability and the useful life of property and equipment.

Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Fair value of financial instruments

The carrying amounts reported in the balance sheets for accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying amounts reported for notes receivable and notes payable approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

Accounts receivable

The Company sells its products to end-users through wholesale distribution channels and other resellers who are extended credit terms after an analysis of their financial condition and credit worthiness.

The Company also accepts orders from its website store and corporate owned kiosk stores and receives credit card payments through its merchant bank.

Credit terms to wholesale distributors and resellers, when extended, are based on evaluation of the customers' financial condition and, generally, collateral is not required.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  Management regularly evaluates the allowance for doubtful accounts considering a number of factors.  Accounts receivable are generally due within thirty days of the invoice date and considered past due after thirty days.  Estimated losses are based on the aging of accounts receivable balances, a review of significant past due accounts, and historical write-off experience, net of recoveries.  If the financial condition of the Company’s customers were to deteriorate, whether due to deteriorating economic conditions generally, in the industry, or otherwise, resulting in an impairment of their ability to make payments, additional allowances would be required.

ZAGG INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ZAGG INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists or product shipment has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The Company’s revenue is derived from sales of its products to wholesale distributors, resellers and end consumers and from the sale of exclusive license agreements.  For sales of product, the Company records revenue when the product is shipped, net of estimated returns and discounts.  For license fees, the Company recognizes revenue on a prorated basis over the life of the license agreement.

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

Reserve for Sales Returns and Warranty Liability

The Company’s return policy generally allows its end users and retailers to return purchased products for refund or in exchange for new products within 30 days of end user purchase.  The Company estimates a reserve for sales returns and records that reserve amount as a reduction of sales and as a sales return reserve liability.  At December 31, 2008 and 2007 the sales return liability was $291,119 and $23,861, respectively.

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company’s prior claims history.  Actual warranty costs incurred are charged against the accrual when paid.  During the years ended December 31, 2008 and 2007, warranty expense and the reserve for warranty liability, respectively, was not material.

 Shipping and Handling Costs

Amounts invoiced to customers for shipping and handlings are included in sales.  During the years ended December 31, 2008 and 2007 shipping and handling charges paid by customers were $1,067,719 and $360,513, respectively.  Actual shipping and handling costs to ship products to the Company’s customers are included in cost of sales and were $2,267,898 and $607,745, respectively.

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

ZAGG INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements based upon the fair value of such equity instruments granted.  As there were no common stock options granted or outstanding in 2007, there was no financial effect to the Company upon implementation of SFAS No. 123R.  For the year ended December 31, 2008, the Company recognized stock-based compensation expense of $215,471, related to the issuance of common stock and options issued under its stock incentive plan.

Research and development

Research and development costs, if any, are expensed as incurred.  For the years ended December 31, 2008 and 2007, research and development costs were not material and included in the accompanying statements of operations in other selling, general and administrative expenses.

Advertising

General advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2008 and 2007 were $3,976,015 and $944,715, respectively.  Included in the December 31, 2008 expense was $190,787 related to an infomercial that the company had produced, but subsequently abandoned.

Foreign Currency Transactions

The British Pound (GBP) is the functional currency of the Company’s operating subsidiary.  The respective balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement.  The corresponding translation adjustments are included as part of stockholders’ equity.

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.  The reclassifications had no effect on net income.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 157, Fair Value Measurements, (SFAS 57) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to financial assets and financial liabilities were effective during 2008.  With respect to certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company does not expect that the adoption of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income should be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

ZAGG INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect that the adoption of SFAS No. 161 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP FAS 142-3.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial statements.

In October 2008, the Financial Accounting Standards Board (the "FASB") issued Emerging Issues Task Force ("EITF") 08-6 Equity Method Investment Accounting Considerations, which addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, and the proper accounting of an equity method investee's issuance of shares. The Company's management believes that this will not have a material impact on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

ZAGG INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Year Ended December 31, 2007
Basic EPS	$(759,511)	16,139,177	$(0.05)
Effect of common stock equivalents	--	--	--
Diluted EPS	$(759,511)	16,139,177	$(0.05)

Year Ended December 31, 2008
Basic EPS	$2,098,962	18,971,399	$0.11
Effect of common stock equivalents	--	293,830	--
Diluted EPS	$2,098,962	19,265,229	$0.11

The calculation above for the year ended December 31, 2007 excludes the exercise of 4,299,453 of the outstanding warrants as the exercise of these warrants would have an anti-dilutive effect on earnings per share.  The calculation above for the year ended December 31, 2008 excludes the exercise of 4,146,953 of the outstanding warrants as the exercise of these warrants would have an anti-dilutive effect on earnings per share.

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

ZAGG INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	December 31,
	2008	2007

Accounts receivable	$3,812,823	$436,839
Less: Allowance for doubtful accounts	(218,936)	(34,393)
Accounts receivable, net	$3,593,887	$402,446

Bad debt expense for the years ended December 31, 2008 and 2007 was $155,695 and $14,263, respectively.

 NOTE 4 – INVENTORIES

Inventory consisted of the following components:

	December 31,
	2008	2007

Finished goods	$204,766	$230,937
Raw materials	1,708,531	216,107
Total inventory	$1,913,297	$447,044

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		December 31,
		2008	2007
	Useful Lives
Computer equipment and software	3 to 5 years	$271,287	$155,603
Equipment	3 to10 years	314,412	144,343
Furniture and fixtures	7 years	56,021	15,209
Automobiles	5 years	84,955	47,063
Leasehold improvements	1 to 3.13 years	103,821	91,637

		830,496	453,855
Less accumulated depreciation		(281,126)	(125,778)

Net property and equipment		$549,370	$328,077

For the years ended December 31, 2008 and 2007, depreciation expense was $156,090 and $81,950, respectively.

NOTE 6 – INTANGIBLE ASSETS

At December 31, 2007, intangible assets consist of legal fees paid in connection with the Company’s patent application of $7,935 and amounts paid to secure the Company’s Internet addresses.  The costs relating to the definite-lived intangible assets are amortized over their estimated useful lives using straight-line amortization.  The useful life for Internet addresses is 10 years.  As of December 31, 2008, the patent had not been granted.  Accordingly, the Company has not begun to amortize the patent costs and will begin amortizing the patent over the legal life of the patent, when the patent is granted.

ZAGG INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s definite-lived intangible assets are summarized in the table below:

December 31, 2008	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internet addresses	$56,008	$(8,664)	$47,344

NOTE 7 - INCOME TAXES

The following table shows the Company’s deferred and current income tax (benefit) expense for the years ended December 31, 2008 and 2007, as follows:

	2008	2007
Deferred income tax (benefit) expense	$501,188	$(448,820)
Current income tax (benefit) expense	--	--
	$501,188	$(448,820)

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes:

	2008	2007
Tax at statutory rate (34%)	$884,051	$(412,089)
Non-deductible expense and other	6,582	3,266
Utilization of NOL carryforward	(475,250)	--
State tax, net of federal tax rate	85,805	(39,997)
	$501,188	$(448,820)

ZAGG INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$--	$481,322
Allowance for doubtful accounts	81,663	12,829
Charitable contributions	1,209	811
Sales returns accrual	108,587	8,900
Total gross deferred tax assets	191,459	503,862
Less valuation allowance	--	--
Net deferred tax assets	$191,459	$503,862

Deferred tax liabilities:
Property and equipment	$104,859	$46,915
Total gross deferred tax liabilities	104,859	46,915
Net deferred tax assets	$86,600	$456,947

Deferred tax assets, net – current	$81,663	$12,829
Deferred tax assets, net – non-current	4,937	444,118
Net deferred tax assets	$86,600	$456,947

There was no valuation allowance at December 31, 2008 as management believes it is more likely than not that it can realize its deferred tax assets.

At December 31, 2008, the Company had no remaining  net operating loss carryforward balances.

ZAGG INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMON STOCK

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

Common Stock

During 2007, the Company issued 8,618,995 shares of its common stock.  Of such shares 714,286 were issued in conversion of a convertible note payable with a principal balance of $250,000, 3,346,995 shares of common stock in conjunction with the reverse merger transaction (see Note 2), 785,856 were issued in a private placement wherein the Company received $275,050 and paid fees of $47,250 and fee warrants to purchase 52,500 shares of the Company’s common stock at a strike price of $0.35, 147,853 were issued in conversion of a note payable of $50,000 plus accrued interest of $1,749, 1,975,000 were issued along with warrants to purchase 987,500 shares of its common stock at a strike price of $1.30 in a PIPE transaction wherein the Company received $1,975,000 and paid fees of $177,750 and fee warrants to purchase 197,500 shares of the Company’s common stock at a strike price of $1.30, 860,000 shares to employees and affiliates and recorded as compensation expense in the accompanying financial statements, 850,000 were issued along with warrants to purchase 425,000 shares of its common stock at a strike price of $1.30 in a private placement wherein the Company received $850,000 and paid fees of $76,500 and fee warrants to purchase 85,000 shares of the Company’s common stock at a strike price of $1.30.

During 2008, the Company issued 310,000 shares of its common stock.  Of such shares, 210,000 were issued to employees and consultants and 100,000 were issued in connection of the exercise of a warrant to purchase 100,000 shares of the Company’s common stock.  The Company received proceeds of $50,000 in connection with the exercise of the warrants.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Common Stock Options - In 2007, the Company’s board of directors adopted and in 2008 the shareholders approved the 2007 Stock Incentive Plan wherein the Company may issue an aggregate of 2,000,000 options to purchase shares of the Company’s common stock or shares of the Company’s common stock.  No options or shares were issued under the plan as of December 31, 2007.  As of December 31, 2008, there were 315,000 shares available for grant under this plan.

A summary of options granted under the Company’s various stock option plans for the year ended December 31, 2008:

	Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of the year	—	$0.00	$—
Granted	1,713,000	0.65	1,113,450 1,713,000
Exercised	—	—	—
Forfeited	(78,000)	0.65	(50,700)
Outstanding at end of the year	1,635,000	0.65	1,062,750
Exercisable at the end of the year	200,000	$0.90	$180,000

ZAGG INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no stock options issued for the year ended December 31, 2007.

A summary of options outstanding and options exercisable under the Company’s stock option plans at December 31, 2008 is presented below:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.60 – 1.13	1,635,000	4.4 years	$0.65	200,000	$0.90

The weighted average fair value of options granted during the year ended December 31, 2008 was $0.65.  There were no options granted for the year ended December 31, 2007.

ZAGG INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options and warrants is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during 2008:

2008
Risk-free interest rate	1.54%
Expected dividend yield	0.0%
Expected exercise lives	5 years
Expected volatility	55.8%

The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change the estimated fair value amounts could be significantly different.

Warrants - A summary of warrants granted by the Company during the years ended December 31, 2008 and 2007 is presented below:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	4,299,453	$ 1.27	—	$ —
Granted	—	—	4,299,453	1.27
Exercised	(100,000)	0.50	—	—
Forfeited	—	—	—	—
Outstanding at end of the year	4,199,453	1.29	4,299,453	1.27
Exercisable at end of the year	4,199,453	$ 1.29	4,299,453	$ 1.27

During 2007, the Company issued warrants to purchase 4,299,453 shares of its common stock.  Of such warrants, 52,500 were issued with a strike price of $0.35 as fee warrants related to the private placement of 785,286 shares, 100,000 were issued with a strike price of $0.50 in connection with short-term financing; 1,412,500 were issued with a strike price of $1.30 in connection with the sale of 2,825,000 shares in the PIPE and private placement transactions, 282,500 were issued with a strike price of $1.30 as fee warrants related to the PIPE and private placement transactions, 50,000 were issued with a strike price of $1.30 for consulting services and 2,401,953 were issued with a strike price of $1.30 to certain investors holding 4,803,905 shares of the Company’s common stock that were not included with certain institutional investors in a registration statement that went effective on August 30, 2007.

NOTE 10 – NOTES RECEIVABLE

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

In consideration of the bridge loan, Brighton Partners, LLC executed a secured promissory note with a 3% origination fee and bearing 10% interest for the 90 day term of the note. As of December 31, 2008 the note had not yet been repaid and the Company had not declared Brighton Partners in default under the promissory note.  The loan is collateralized by 100% of the ownership of Brighton until the loan is repaid in full. As part of the transaction, ZAGG entered into a cross-license agreement with Brighton and Pow! Entertainment pursuant to which ZAGG agreed to license its trademarks in exchange for marketing and promotion rights to any property developed under the superhero series that bears ZAGG’s intellectual property. Further under the transaction, the Company acquired 10% of the membership interest in Brighton. ZAGG will share in the development of the superhero series as a partner of Brighton.  Through December 31, 2008, the Company had advanced $438,000 to Brighton under the promissory note and has included this amount in prepaid expenses and other current assets in the accompanying consolidated financials.  Accrued interest of $141,371 on the promissory note is included in prepaid expenses and other current assets in the accompanying consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONVERTIBLE NOTE PAYABLE - OFFICER

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

NOTE 12 – CONVERTIBLE NOTE PAYABLE

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

NOTE 13 – NOTES PAYABLE

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

On September 27, 2007, the Company entered into a promissory note and loan agreement with an unrelated third party in the amount of $45,498.  The note bears interest at 11.45% and requires monthly installment payments of $2,130.  The note relates to the purchase of certain computer hardware and software products.  For the year ended December 31, 2008, the Company paid interest of $3,695 related to the note.  For the year ended December 31, 2007, the Company paid interest of $852.  At December 31, 2008, the balance remaining on the note was $20,223.

ZAGG INCORPORATED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and warehouse space, office equipment and mall cart locations under operating leases that expire through December 2012.  Future minimum rental payments required under the operating leases at December 31, 2008 are as follows:

2009	$296,732
2010	22,468
2011	5,238
2012	1,188
Total	$325,626

For the years ended December 31, 2008 and 2007, rent expense was $427,288 and $194,612, respectively.

From time to time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to environmental and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE 15 – CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2008.

Concentration of supplier

The Company purchases its raw materials related to the invisibleSHIELD product line primarily from one source.   Management is aware of similar raw materials that would be available from other sources if required and has current plans to immediately engage such resources if necessary.

Concentration of accounts receivable

At December 31, 2008, approximately 57% of the balance of accounts receivable was due from two customers.

NOTE 16 – SEGMENTS

For the years ended December 31, 2008 and 2007, the Company operated in one segment.  The percentage of sales by geographic region for the years ended December 31, 2008 and 2007 were approximately:

	2008	2007
United States	83%	88%
Europe	10%	6%
Other	7%	6%

For the year ended December 31, 2008, one customer accounted for 12% of the Company’s sales.  No single customer accounted for more than 10% of the Company’s sales for the year ended December 31, 2007.