Form 10-Q
period 2009-03-31
Zagg INC
filed 2009-05-14
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3855 South 500 West, Suite J
Salt Lake City, Utah 84115
(Address of principal executive offices with zip code)

(801) 263-0699
(Registrant's telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[  ].

Indicate by check mark whether the \registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act).
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 19,820,015 common shares as of May 12, 2009.

ZAGG INCORPORATED AND SUBSIDIARY
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS

Current assets
Cash	$1,028,547	$1,065,652
Accounts receivable, net	4,267,669	3,593,887
Inventories	3,128,715	1,913,297
Prepaid expenses and other current assets	1,436,988	676,077
Notes receivable	513,000	513,000
Deferred income tax assets	-	81,663

Total current assets	10,374,919	7,843,576

Property and equipment, net	634,752	549,370

Deferred income tax assets	-	4,937

Deposits and other assets	9,688	9,688

Intangible assets, net	46,220	47,344

Total assets	$11,065,579	$8,454,915

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	$14,281	$20,223
Accounts payable	2,301,625	1,626,390
Accrued liabilities	184,386	212,754
Accrued wages and wage related expenses	121,424	121,112
Deferred revenue	182,654	366,590
Deferred income tax liability	528,634	-
Sales returns liability	533,017	291,119

Total current liabilities	3,866,021	2,638,188

Total liabilities	3,866,021	2,638,188

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
19,392,328 and 19,163,995 shares issued and outstanding, respectively	19,393	19,165
Warrants to purchase common stock	731,379	739,338
Additional paid-in capital	4,171,662	3,808,280
Cumulative translation adjustment	(107,339)	(106,630)
Retained earnings	2,384,463	1,356,574

Total stockholders' equity	7,199,558	5,816,727

Total liabilities and stockholders' equity	$11,065,579	$8,454,915

See accompanying notes to condensed consolidated financial statements.

 ZAGG INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31,
	2009	2008

Net sales	$8,090,951	$2,845,362
Cost of sales	2,895,143	777,742

Gross profit	5,195,808	2,067,620

Operating expenses:
Advertising and marketing	1,454,871	790,022
Selling, general and administrative	2,137,045	1,504,843

Total operating expenses	3,591,916	2,294,865

Income (loss) from operations	1,603,892	(227,245)

Other income (expense):
Interest expense	(2,442)	(1,702)
Interest and other income	42,048	47,776

Total other income	39,606	46,074

Income (loss) before (provision) benefit for income taxes	1,643,498	(181,171)

Income tax (provision) benefit	(615,258)	67,000

Net income (loss)	$1,028,240	$(114,171)

Basic net income (loss) per common share	$0.05	$(0.01)

Diluted net income (loss) per common share	$0.05	$(0.01)

Weighted average number of shares outstanding - basic	19,185,642	18,863,885

Weighted average number of shares outstanding - diluted	19,869,440	18,863,885

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$1,028,240	$(114,171)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Non-cash expense related to stock-based compensation	126,985	20,908
Depreciation and amortization	52,246	32,164
Deferred income tax expense (benefit)	-	(67,000)
Bad debt expense	60,421	-
Foreign currency translation adjustment	(709)	450
Changes in assets and liabilities
Accounts receivable	(734,203)	67,195
Inventories	(1,215,418)	(237,688)
Prepaid advertising	-	(46,832)
Prepaid expenses and other current assets	(760,911)	(117,174)
Other assets	-	11
Accounts payable	674,860	94,793
Accrued liabilities	(28,368)	15,903
Accrued wages and wage related expenses	312	872
Deferred revenues	(183,936)	(9,458)
Deferred tax liabilities	615,234	-
Sales return liability	241,898	12,722

Net cash used in operating activities	(123,349)	(347,305)

Cash flows from investing activities
Short-term loans	-	(450,000)
Purchase of property and equipment	(136,480)	(97,658)

Net cash used in investing activities	(136,480)	(547,658)

Cash flows from financing activities
Payments on debt	(5,942)	(6,997)
Proceeds from issuance of common stock and warrants	228,666	-

Net cash provided by (used in) financing activities	222,724	(6,997)

Net decrease in cash and cash equivalents	(37,105)	(901,960)

Cash and cash equivalents at beginning of the period	1,065,652	2,129,215

Cash and cash equivalents at end of the period	$1,028,547	$1,227,255

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,442	$1,702

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED
CONDENSED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Three Months Ended March 31, 2009:

None.

For the Three Months Ended March 31, 2008:

None.

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of ZAGG Incorporated (collectively, the “Company” or “ZAGG”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  The Company suggests that these condensed consolidated financial statements be read in conjunction with the  consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented.

Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Nature of Operations – The Company designs, manufactures and distributes protective coverings, audio accessories and power solutions for consumer electronic and hand-held devices under the brand names invisibleSHIELD™ and ZAGGaudio™.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of ZAGG Incorporated, and its wholly owned subsidiary ZAGG Europe Ltd.  All significant intercompany transactions have been eliminated in consolidation.

Revenue recognition – The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The Company’s revenue is derived from sales of its products to retailers, resellers and end consumers and from the sale of distributor license fees. For sales of product, the Company records revenue when the product is shipped, net of estimated returns and discounts.  For license fees, the Company recognizes revenue on a prorated basis over the life of the distribution contract.

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

Reserve for Sales Returns and Warranty Liability – The Company’s return policy generally allows its end users and retailers to return purchased products for refund or in exchange for new products within 30 days of end user purchase.  The Company estimates a reserve for sales returns and records that reserve amount as a reduction of sales and as a sales return reserve liability.  The sales return liability was $533,017 at March 31, 2009 and $291,119 at December 31, 2008.

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company’s prior claims history.  Actual warranty costs incurred are charged against the accrual when paid.  During the three months ended March 31, 2009 and 2008, warranty expense and the reserve for warranty liability, respectively, was not material.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Shipping and Handling Costs – Amounts invoiced to customers for shipping and handlings are included in sales and were $343,707 and $216,129 for the quarter ended March 31, 2009 and 2008, respectively.  Actual shipping and handling costs to ship products to customers are included in cost of sales and were $1,239,637 and $275,496 for the three months ended March 31, 2009 and 2008, respectively.

Stock-based compensation –Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements based upon the fair value of such equity instruments granted.  For the three months ended March 31, 2009, the Company recognized stock-based compensation expense of $107,634, related to the issuance of common stock and options issued under its stock incentive plan.

Advertising – Advertising is expensed as incurred. Advertising expenses were $1,454,871 and $790,022 for the quarter ended March 31, 2009 and 2008, respectively.

Net (Loss) Income Per Common Share – Basic net (loss) income per share is computed by dividing net (loss) income by weighted average number of shares of common stock outstanding during each period.  Diluted net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

	Net Income (Loss)	Weighted Average Shares	Per Share Amount
Three months ended March 31, 2009:
Basic EPS	$1,028,240	19,185,642	$0.05
Effect of common stock equivalents	—	683,798
Diluted EPS	$1,028,240	19,869,440	$0.05
Three months ended March 31, 2008:
Basic EPS	$(114,171)	18,863,885	$(0.01)
Effect of common stock equivalents	—	—
Diluted EPS	$(114,171)	18,863,885	$(0.01)

The calculation above for the three months ended March 31, 2008 excludes the exercise of the 4,249,453 outstanding warrants and 507,000 outstanding stock options as the exercise of these warrants and stock options would have an anti-dilutive effect on earnings per share.  There were no potentially issuable shares with an anti-dilutive effect on earnings per share at March 31, 2009.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable at March 31, 2009 and December 31, 2008 was as follows:

	March 31, 2009	December 31, 2008

Accounts receivable	$4,547,026	$3,812,823
Less: Allowance for doubtful accounts	(279,357)	(218,936)
Accounts receivable, net	$4,267,669	$3,593,887

Bad debt expense for the three months ended March 31, 2009 and 2008 was $60,421 and $0, respectively.

NOTE 3 – INVENTORIES

At March 31, 2009 and December 31, 2008 inventories consisted of the following:

	March 31, 2009	December 31, 2008

Finished goods	$379,179	$204,766
Raw materials	2,749,536	1,708,531
	$3,128,715	$1,913,297

NOTE 4 – PROPERTY AND EQUIPMENT

At March 31, 2009 and December 31, 2008, property and equipment consisted of the following:

	Useful Lives	March 31, 2009	December 31, 2008
Computer equipment and software	3 to 5 years	$285,737	$271,287
Equipment	3 to7 years	360,498	314,412
Furniture and fixtures	7 years	58,470	56,021
Automobiles	5 years	93,002	84,955
Leasehold improvements	1 to 2.75 years	169,269	103,821

		966,976	830,946
Less: accumulated depreciation		(332,224)	(281,126)

		$634,752	$549,370

Depreciation expense was $51,122 and $31,084 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 5 – INTANGIBLE ASSETS

At March 31, 2009, intangible assets consist of legal fees paid in connection with the Company’s patent application and amounts paid to secure the Company’s Internet addresses.  The costs relating to the definite-lived intangible assets are amortized over their estimated useful lives using straight-line amortization.  The useful life for Internet addresses is 10 years.  As of March 31, 2009, the patent had not been granted.  Accordingly, the Company has not begun to amortize the patent costs and will begin amortizing the patent over the legal life of the patent when the patent is granted.

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

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s intangible assets are summarized in the table below:
	Useful Life	March 31, 2009	December 31, 2008
Internet addresses	10 years	$44,968	$44,968
Patents	Indefinite	11,040	11,040
Less: accumulated amortization		(9,788)	(8,664)

		$46,220	$47,344

Amortization expense was $1,124 and $1,079 for the quarter ended March 31, 2009 and 2008, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2009, the Company issued 20,000 shares of its common stock to employees valued at $29,600 and recorded as compensation expense in the accompanying financial statements.

During the three months ended March 31, 2009 the Company granted employee stock options for 850,000 common shares exercisable at $1.23 per share expiring in 5 years and vesting 33% at 12 months, 33% at 24 months and 33% at 36 months. The options were valued at $513,719 or $0.60 per option using the Black-Scholes option pricing method with the following assumptions: stock price $1.23, expected life of 5 years, volatility of 59% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 0.19%. Based on vesting provisions, the Company expensed $78,034 relating to these new option grants for the three months ended March 31, 2009.

During the three months ended March 31, 2009, the Company also granted stock options to a legal consultant for 30,000 common shares exercisable at $1.42 per share expiring in 5 years and vesting immediately.  The options were valued at $20,863 or $0.70 per share using the Black-Scholes method with the following assumptions: stock price $1.42, expected life of 5 years, volatility of 59% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 0.18%.  Based on vesting provisions, the Company expensed $19,351 related to this option grant for the three months ended March 31, 2009.

During the three months ended March 31, 2009, the Company issued 103,333 shares of its common stock in exercise of options to purchase 103,333 shares.  The Company received proceeds of $92,166 related to the exercise of the options.  The Company also issued 105,000 shares of its common stock in exercise of warrants to purchase 105,000 shares.  The Company received proceeds of $136,500 related to the exercise of the warrants.

NOTE 7 – NOTES RECEIVABLE

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

In consideration of the bridge loan, Brighton Partners, LLC executed a secured promissory note with a 3% origination fee and bearing 10% interest for the 90 day term of the note. As of March 31, 2009 the note had not yet been repaid and the Company had not declared Brighton Partners in default under the promissory note.  The loan is collateralized by 100% of the ownership of Brighton until the loan is repaid in full. As part of the transaction, ZAGG entered into a cross-license agreement with Brighton and Pow! Entertainment pursuant to which ZAGG agreed to license its trademarks in exchange for marketing and promotion rights to any property developed under the superhero series that bears ZAGG’s intellectual property. Further under the transaction, the Company acquired 10% of the membership interest in Brighton. ZAGG will share in the development of the superhero series as a partner of Brighton.  Through March 31, 2009, the Company had advanced $438,000 to Brighton under the promissory note and has included this amount in notes receivable in the accompanying consolidated financials.  Accrued interest of $185,171 on the promissory note is included in prepaid expenses and other current assets in the accompanying consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to environmental and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company issued 427,687 shares of its common stock in exercise of warrants to purchase 427,687 shares of common stock and received proceeds of $548,512.

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

The ZAGGaudio line of electronics accessories and products was released in late 2008, and focuses on innovation and superior value.  The flagship product within ZAGGaudio is the award winning, Z.buds™.  Other headphone, speaker and audio products have been released and we will release additional products in the ZAGGaudio line in the coming months and years.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

Net sales

Net sales for the quarter ended March 31, 2009 were $8,090,951 as compared to net sales of $2,845,362 for the quarter ended March 31, 2008, an increase of $5,245,589 or 184%.

The significant increase in product sales is mainly attributed to continued strong sales of our invisibleSHIELD product with approximately 45% of our product being sold through our website to retail customers, 6% being sold through mall carts and kiosks, 45% through wholesale channels and 4% from shipping and handling charges

Cost of sales

Cost of sales includes raw materials, packing materials, shipping and fulfillment costs. For the quarter ended March 31, 2009, cost of sales amounted to $2,895,143 or approximately 36% of net sales as compared to cost of sales of $777,742 or approximately 27% of net sales for quarter ended March 31, 2008.  The increase in cost of sales as a percentage of net revenues for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008 attributable to the overall sales mix shift to wholesale customers which have a lower average selling price than our internet sales which have historically represented a larger percentage of the total sales.

Gross profit

Gross profit for the quarter ended March 31, 2009 was $5,195,808 or approximately 64% of net sales as compared to $2,067,620 or approximately 73% of net sales for the quarter ended March 31, 2008. The decrease in gross profit percentage was again due to the sales mix shift from internet sales to wholesale customers which have a lower average selling price.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended March 31, 2009 were $3,591,916, an increase of $1,297,051 from total operating expenses for the quarter ended March 31, 2008 of $2,294,865. The increases are primarily attributable to the following:

•
For the quarter ended March 31, 2009, salaries and related taxes increased by $123,434 to $837,602 from $714,168 for the quarter ended March 31, 2008.  The increase is due to the increase in our staff as we continue to build the people infrastructure to meet the demand for our product.

•
For the quarter ended March 31, 2009, marketing, advertising and promotion expenses were $1,454,871, an increase of $664,849 as compared to $790,022 for the quarter ended March 31, 2008.  We continue to invest heavily in the development of the invisibleSHIELD brand through internet key word advertising and through traditional print media and radio advertising and through the use of coupons.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training.  During the fiscal year 2009, we intend to continue to expand our marketing efforts related to our products.

•
For the quarter ended March 31, 2009, other selling, general and administrative expenses, net of salaries and related taxes described above, were $1,299,443 as compared to $790,675 for the quarter ended March 31, 2008. The increase was attributable to the increase in operations as we implement our business plan and is summarized below:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Professional fees	$70,066	$49,693
Contract labor	31,395	235,436
Insurance	54,465	51,883
Depreciation and amortization	52,246	32,163
Rent	97,620	83,607
Travel and entertainment	55,265	44,837
Telephone and utilities	30,550	33,616
Printing expenses	21,315	12,201
Office supplies	22,074	20,411
Credit card and bank fees	176,532	81,728
Bad debt	60,421	--
Investor relations	104,393	36,582
Commissions	250,177	6,348
Other	272,924	102,170
Total	$1,299,443	$790,675

Income (loss) from operations

We reported income from operations of $1,603,892 for the quarter ended March 31, 2009 as compared to loss from operations of ($227,245) for the quarter ended March 31, 2008, an increase of $1,831,137.  The increase in income from operations for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008 is primarily attributable to our overall increased revenue growth due to increased market penetration and product offerings and the continued expansion of our distribution channels to include additional retail outlets.

Other income (expense)

For the quarter ended March 31, 2009, total other income was $39,606 as compared to other income of $46,074 for the quarter ended March 31, 2008.  The decrease is primarily attributed to decreased interest income related to short-term loans and interest earned on our bank balances and a slight increase in interest expense.

Net income

As a result of these factors, we reported net income of $1,028,240 or $0.05 per share for the quarter ended March 31, 2009 as compared to a net loss of ($114,171) or ($0.01) per share for the quarter ended March 31, 2008.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its liabilities and otherwise operate on an ongoing basis.

At March 31, 2009, we had a cash balance of $1,028,547.

Our working capital position increased by $1,303,510 to working capital of $6,508,898 at March 31, 2009 from working capital of $5,205,388 at December 31, 2008. This increase in working capital is primarily attributable to the overall increase in current assets of $2,531,343, increased inventories of $1,215,418, increased prepaid expenses and other current assets of $760,911, increased accounts receivable of $673,782, decreased deferred revenue of $183,936, decreased accrued liabilities of $28,368 and decreased notes payable of $5,942, partially offset by increased accounts payable of $675,235, increased deferred tax liabilities of $528,634, and increased sales return liability of $241,898 and decreased cash of $37,105.

Net cash used in operating activities for the three months ended March 31, 2009 was ($123,349) as compared to net cash used in operating activities of ($347,305) for the three months ended March 31, 2008.  For the three months ended March 31, 2009, net cash used in operating activities was attributable primarily to increased inventory of $1,215,418, increased prepaid expenses and other current assets of $760,911 and decreased accrued liabilities of $28,368 partially offset by increased accounts payable of $674,860, increased deferred tax liabilities of $615,234, increased sales returns liabilities of $241,898, non-cash expense related to stock based compensation of $126,985, bad debt expense of $60,421 and depreciation and amortization of $52,246.

Net cash used in investing activities for the three months ended March 31, 2009 was ($136,480) attributable to the purchase of property and equipment of $136,480.

Net cash provided by financing activities for the three months ended March 31, 2009 was $222,724 attributable to proceeds from the exercise of options and warrants of $228,666, partially offset by payments on short-term debt of $5,942.

We reported a net decrease in cash for the three months ended March 31, 2009 of $37,105.

For the three months ended March 31, 2009 and 2008, we generated revenues of $8,090,951 and $2,845,362, respectively and reported net income of $1,028,240 and incurred a net to loss of ($114,171), respectively.  For the three months ended March 31, 2009, we had negative cash flow from operating activities of ($123,349), negative cash flow from investing activities of ($136,480) and cash flows from financing activities of $222,724.  As of March 31, 2009, we had stockholders’ equity of $7,199,558, retained earnings of $2,384,463, working capital of $6,508,898, accounts payable of $2,301,625, deferred licensing revenue of $182,654, accrued wages and wage related expenses of $121,424, notes payable related to equipment financing of $14,281, accrued liabilities of $184,386, deferred income tax liability of $528,634 and sales returns liability of $533,017.  Management believes that existing cash, along with cash generated from the collection of accounts receivable and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.	Controls and Procedures

As of the date of this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934.  Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. Nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.  We have made no changes in our internal controls over financial reporting in the most recent quarterly reporting period that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

Item 1A:	Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March, 31, 2009, we issued the following securities:

▪	20,000 shares of common stock to employees valued at $29,600;

▪
stock options for 850,000 common shares exercisable at $1.23 per share expiring in 5 years and vesting 33% at 12 months, 33% at 24 months and 33% at 36 months. The options were valued at $513,719 or $0.60 per option using the Black-Scholes option pricing method with the following assumptions: stock price $1.23, expected life of 5 years, volatility of 59% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 0.19%;

▪
stock options to a legal consultant for 30,000 common shares exercisable at $1.42 per share expiring in 5 years and vesting immediately.  The options were valued at $20,863 or $0.70 per share using the Black-Scholes method with the following assumptions: stock price $1.42, expected life of 5 years, volatility of 59% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 0.18%;

▪	103,333 shares of common stock in exercise of options to purchase 103,333 shares. We received proceeds of $92,166 related to the exercise of the options; and

▪	105,000 shares of common stock in exercise of warrants to purchase 105,000 shares. We received proceeds of $136,500 related to the exercise of the warrants;

Subsequent to March 31, 2009, we issued 427,687 shares of common stock in exercise of warrants to purchase 427,687 shares of common stock and received proceeds of $548,512.

These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2009.

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

ZAGG INCORPORATED

Date: May 14, 2009	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II,
President and Chief Executive Officer

Date: May 14, 2009	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer
(Principal financial officer)