Form 10-Q
period 2009-06-30
Zagg INC
filed 2009-08-13
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009, or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. ☐ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,643,495 common shares as of August 7, 2009.

ZAGG INCORPORATED AND SUBSIDIARY
FORM 10-Q

TABLE OF CONTENTS

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS

Current assets
Cash	$3,334,158	$1,065,652
Accounts receivable, net	5,088,329	3,593,887
Inventories	4,179,258	1,913,297
Prepaid expenses and other current assets	1,270,241	676,077
Notes receivable	513,000	513,000
Deferred income tax assets	-	81,663

Total current assets	14,384,986	7,843,576

Property and equipment, net	689,069	549,370

Deferred income tax assets	-	4,937

Deposits and other assets	9,688	9,688

Intangible assets, net	78,017	47,344

Total assets	$15,161,760	$8,454,915

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	$10,199	$20,223
Accounts payable	2,317,626	1,626,390
Accrued liabilities	137,396	212,754
Accrued wages and wage related expenses	129,784	121,112
Deferred revenue	214,052	366,590
Deferred income tax liability	1,243,165	-
Sales returns liability	544,563	291,119

Total current liabilities	4,596,785	2,638,188

Total liabilities	4,596,785	2,638,188

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
21,141,112 and 19,163,995 shares issued and outstanding, respectively	21,142	19,165
Warrants to purchase common stock	425,666	739,338
Additional paid-in capital	6,743,220	3,808,280
Cumulative translation adjustment	(203,781)	(106,630)
Retained earnings	3,578,728	1,356,574

Total stockholders' equity	10,564,975	5,816,727

Total liabilities and stockholders' equity	$15,161,760	$8,454,915

See accompanying notes to condensed consolidated financial statements.

 ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net sales	$9,214,971	$2,739,176	$17,290,146	$5,584,597
Cost of sales	3,699,517	712,214	6,581,748	1,490,006

Gross profit	5,515,454	2,026,962	10,708,398	4,094,591

Operating expenses:
Advertising and marketing	1,393,194	484,728	2,846,248	1,274,792
Selling, general and administrative	2,259,150	1,343,778	4,395,148	2,849,199

Total operating expenses	3,652,344	1,828,506	7,241,396	4,123,991

Income (loss) from operations	1,863,110	198,456	3,467,002	(29,400)

Other income (expense):
Interest expense	(178)	(972)	(2,620)	(2,674)
Interest and other income	50,226	81,149	92,274	129,536

Total other income	50,048	80,177	89,654	126,862

Income before provision for income taxes	1,913,158	278,633	3,556,656	97,462

Income tax provision	(718,894)	(103,930)	(1,334,152)	(36,930)

Net income	$1,194,264	$174,703	$2,222,504	$60,532

Basic net income per common share	$0.06	$0.01	$0.11	$0.00

Diluted net income per common share	$0.05	$0.01	$0.10	$0.00

Weighted average number of shares outstanding - basic	20,062,839	18,884,105	20,391,870	18,884,050

Weighted average number of shares outstanding – diluted	22,614,394	18,936,055	22,383,552	18,976,547

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$2,222,504	$60,532
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Non-cash expense related to stock-based compensation	308,149	80,821
Depreciation and amortization	108,303	69,961
Deferred income tax expense	-	36,930
Bad debt expense	60,421	19,170
Gain on asset disposals	-	(12,215)
Foreign currency translation adjustment	(97,151)	4,748
Changes in assets and liabilities
Accounts receivable	(1,554,863)	(437,885)
Inventories	(2,265,961)	(233,465)
Prepaid advertising	-	(39,506)
Prepaid expenses and other current assets	(594,164)	(307,789)
Accounts payable	690,862	(268,882)
Accrued liabilities	(75,358)	6,183
Accrued wages and wage related expenses	8,672	5,746
Deferred revenues	(152,538)	(29,208)
Deferred tax liabilities	1,329,765	-
Sales return liability	253,444	42,797

Net cash provided by (used in) operating activities	242,085	(1,002,062)

Cash flows from investing activities
Payments for intangible assets	(32,921)	(1,800)
Short-term loans	-	(450,000)
Proceeds from disposal of equipment	-	2,994
Purchase of property and equipment	(245,730)	(189,972)

Net cash used in investing activities	(278,651)	(638,778)

Cash flows from financing activities
Payments on debt	(10,024)	(12,435)
Proceeds from issuance of common stock and warrants	2,315,096	-

Net cash provided by (used in) financing activities	2,305,072	(12,435)

Net increase (decrease) in cash and cash equivalents	2,268,506	(1,653,275)

Cash and cash equivalents at beginning of the period	1,065,652	2,129,215

Cash and cash equivalents at end of the period	$3,334,158	$475,940

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,620	$2,674

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Six Months Ended June 30, 2009:

None.

For the Six Months Ended June 30, 2008:

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

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented.

Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Nature of Operations – The Company designs, manufactures and distributes protective coverings, audio accessories and power solutions for consumer electronic and hand-held devices under the brand names invisibleSHIELD™ and ZAGGaudio™.

Critical Accounting Policies – The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Significant estimates include the allowance for doubtful accounts, inventory valuation allowances, sales returns and warranty liability, the useful life of property and equipment and the valuation allowance on deferred tax assets.

Principles of Consolidation – The condensed consolidated financial statements include the accounts of ZAGG Incorporated, and its wholly owned subsidiary ZAGG Europe Ltd.  All significant intercompany transactions have been eliminated in consolidation.

Revenue recognition – The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company records revenue when persuasive evidence of an arrangement exists or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The Company’s revenue is derived from sales of its products to retailers, resellers and end consumers and from the fees derived from the sale of exclusive distributor licenses related to the kiosk program.  For sales of product, the Company records revenue when the product is shipped, net of estimated returns and discounts.  For license fees, the Company recognizes revenue on a prorated basis over the life of the distribution contract.

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

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Reserve for Sales Returns and Warranty Liability – The Company’s return policy generally allows its end users and retailers to return purchased products for refund or in exchange for new products within 30 days of end user purchase.  The Company estimates a reserve for sales returns and records that reserve amount as a reduction of sales and as a sales return reserve liability.  The sales return liability was $544,563 at June 30, 2009 and $291,119 at December 31, 2008.

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company’s prior claims history.  Actual warranty costs incurred are charged against the accrual when paid.  During the six months ended June 30, 2009 and 2008, warranty expense and the reserve for warranty liability, respectively, was not material.

Shipping and Handling Costs – Amounts invoiced to customers for shipping and handling are included in sales and were $753,708 and $402,716 for the six months ended June 30, 2009 and 2008, respectively.  Actual shipping and handling costs to ship products to customers are included in cost of sales and were $2,393,243 and $659,688 for the six months ended June 30, 2009 and 2008, respectively.

Stock-based compensation –Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements based upon the fair value of such equity instruments granted.  For the six months ended June 30, 2009, the Company recognized stock-based compensation expense of $285,452, related to the issuance of common stock and options issued under its stock incentive plan.

Advertising – Advertising is expensed as incurred. Advertising expenses were $2,846,247 and $1,274,792 for the six months ended June 30, 2009 and 2008, respectively.

Net Income Per Common Share – Basic net income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

	Net Income	Weighted Average Shares	Per Share Amount
Three months ended June 30, 2009:
Basic EPS	$1,194,264	20,062,839	$0.06
Effect of common stock equivalents	—	2,551,555
Diluted EPS	$1,194,264	22,614,394	$0.05
Three months ended June 30, 2008:
Basic EPS	$174,703	18,884,105	$0.01
Effect of common stock equivalents	—	51,950
Diluted EPS	$174,703	18,936,055	$0.01

	Net Income	Weighted Average Shares	Per Share Amount
Six months ended June 30, 2009:
Basic EPS	$2,222,504	20,391,870	$0.11
Effect of common stock equivalents	—	1,991,682
Diluted EPS	$2,222,504	22,383,552	$0.10
Six months ended June 30, 2008:
Basic EPS	$60,532	18,884,050	$0.00
Effect of common stock equivalents	—	92,497
Diluted EPS	$60,532	18,976,547	$0.00

The calculation above for the three months ended June 30, 2008 excludes the exercise of 4,096,953 outstanding warrants and 1,480,000 outstanding stock options as the exercise of these warrants and stock options would have an anti-dilutive effect on earnings per share.  There were no potentially issuable shares with an anti-dilutive effect on earnings per share at June 30, 2009.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 157, Fair Value Measurements, (SFAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to financial assets and financial liabilities were effective during 2008.  With respect to certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this standard did not cause a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income should be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this standard did not cause a material impact on the Company’s consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not cause a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of this standard did not cause a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008.  The adoption of this standard did not cause a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (collectively, “FSP FAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments.  FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  The FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods.  Under FSP FAS 107-1, we will be required to include disclosures about the fair value of it financial instruments whenever it issues financial information for interim reporting periods.  In addition, we will be required to disclose in the body or in the accompanying notes of the Company’s summarized financial information for interim reporting periods and in the Company’s financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  FSP FAS 107-1 is effective for periods ending after June 15, 2009 and the adoption did not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 was effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS 168”) which establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date of this Statement, all then-existing non-SEC accounting and reporting standards are superseded, except as noted within the SFAS 168.  Concurrently, all nongrandfathered, non-SEC accounting literature not included in the Codification is deemed non-authoritative with some exceptions as noted within the literature.  We do not anticipate that this pronouncement will have a material impact on the Company’s results of operations or financial position.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2009 and December 31, 2008 was as follows:

	June 30, 2009	December 31, 2008

Accounts receivable	$5,367,686	$3,812,823
Less: Allowance for doubtful accounts	(279,357)	(218,936)
Accounts receivable, net	$5,088,329	$3,593,887

Bad debt expense for the six months ended June 30, 2009 and 2008 was $60,421 and $19,170, respectively.

On May 13, 2009, the Company entered into an accounts receivable financing agreement with Faunus Group International, Inc. (“FGI”).  The Company may offer to sell our accounts receivable to FGI each month during the term of the Agreement, up to a maximum amount outstanding at any time of $4,000,000.  The Company can sell accounts receivable to FGI on either a credit approved or full recourse basis.  Credit approved invoices are sold to FGI with no recourse, FGI accepts all credit default risk on invoices sold under the credit approved terms.  As of June 30, 2009, the Company had only sold credit approved invoices.  The Company accounted for the sale of the credit approved invoices as a reduction to accounts receivable.  Under the terms of the agreement, the Company is charged a monthly collateral management fee of 0.87% of the average monthly outstanding balance and interest at 7% per annum.

NOTE 4 – INVENTORIES

At June 30, 2009 and December 31, 2008 inventories consisted of the following:

	June 30, 2009	December 31, 2008

Finished goods	$1,635,976	$204,766
Raw materials	2,543,282	1,708,531
	$4,179,258	$1,913,297

NOTE 5 – PROPERTY AND EQUIPMENT

At June 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	Useful Lives	June 30, 2009	December 31, 2008
Computer equipment and software	3 to 5 years	$352,316	$271,287
Equipment	3 to7 years	395,598	314,412
Furniture and fixtures	7 years	61,170	56,021
Automobiles	5 years	93,002	84,955
Leasehold improvements	1 to 2.75 years	174,140	103,821

		1,076,226	830,496
Less: accumulated depreciation		(387,157)	(281,126)

		$689,069	$549,370

Depreciation expense was $105,834 and $67,802 for the six months ended June 30, 2009 and 2008, respectively.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6 – NOTES RECEIVABLE

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

In consideration of the bridge loan, Brighton Partners, LLC executed a secured promissory note with a 3% origination fee and bearing 10% interest for the 90 day term of the note.  As of June 30, 2009 the note had not yet been repaid and the Company had not declared Brighton Partners in default under the promissory note.  The loan is collateralized by 100% of the ownership of Brighton until the loan is repaid in full.  As part of the transaction, ZAGG entered into a cross-license agreement with Brighton and Pow!  Entertainment pursuant to which ZAGG agreed to license its trademarks in exchange for marketing and promotion rights to any property developed under the superhero series that bears ZAGG’s intellectual property.  Further under the transaction, the Company acquired 10% of the membership interest in Brighton. ZAGG will share in the development of the superhero series as a partner of Brighton.  Through June 30, 2009, the Company had advanced $438,000 to Brighton under the promissory note and has included this amount in notes receivable in the accompanying condensed consolidated financial statements.  Accrued interest of $229,458 on the promissory note is included in prepaid expenses and other current assets in the accompanying condensed consolidated financial statements.

NOTE 7 – INTANGIBLE ASSETS

At June 30, 2009, intangible assets consist of legal fees paid in connection with the Company’s patent application and amounts paid to secure the Company’s Internet addresses.  The costs relating to the definite-lived intangible assets are amortized over their estimated useful lives using straight-line amortization.  The useful life for Internet addresses is 10 years.  As of June 30, 2009, the patent had not been granted.  Accordingly, the Company has not begun to amortize the patent costs and will begin amortizing the patent over the legal life of the patent when the patent is granted.

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

The Company’s intangible assets are summarized in the table below:

	Useful Life	June 30, 2009	December 31, 2008
Internet addresses	10 years	$77,890	$44,968
Patents	Finite	11,040	11,040
Less: accumulated amortization		(10,913)	(8,664)

		$78,017	$47,344

Amortization expense was $2,248 and $2,159 for the six months ended June 30, 2009 and 2008, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2009, the Company issued 40,000 shares of its common stock to employees valued at $104,800 and recorded as compensation expense in the accompanying condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the six months ended June 30, 2009 the Company granted employee stock options for 850,000 common shares exercisable at $1.23 per share expiring in 5 years and vesting 33% at 12 months, 33% at 24 months and 33% at 36 months. The options were valued at $513,719 or $0.60 per option using the Black-Scholes option pricing method with the following assumptions: stock price $1.23, expected life of 5 years, volatility of 59% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 0.19%.  The Company also granted employee stock options for 25,000 common shares exercisable at $2.53 per share expiring in 5 years and vesting over a three year schedule.  The options were valued at $32,376 using the Black-Scholes option pricing method with the following assumptions: stock price $2.53, expected life of 5 years, volatility of 62% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 0.04%. The Company also granted employee stock options for 3,000 common shares exercisable at $2.93 per share expiring in 5 years and vesting over a three year schedule.  The options were valued at $4,503 using the Black-Scholes option pricing method with the following assumptions: stock price $2.93, expected life of 5 years, volatility of 62% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 0.07%.  Based on vesting provisions, the Company expensed $182,486 relating to these new option grants and prior grants for the six months ended June 30 2009.

During the six months ended June 30, 2009, the Company also granted stock options to a legal consultant for 30,000 common shares exercisable at $1.42 per share expiring in 5 years and vesting immediately.  The options were valued at $20,863 or $0.70 per share using the Black-Scholes method with the following assumptions: stock price $1.42, expected life of 5 years, volatility of 59% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 0.18%.  Based on vesting provisions, the Company expensed $20,863 related to this option grant for the six months ended June 30, 2009.

During the six months ended June 30, 2009, the Company issued warrants for consulting services for 20,000 common shares exercisable at $2.05 per share expiring in 1 year and vesting immediately.  The warrants were valued at $21,155 using the Black-Scholes method with the following assumptions: stock price $2.05, expected life of 5 years; volatility of 62% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 0.13%.

During the six months ended June 30, 2009, the Company issued 295,999 shares of its common stock in exercise of options to purchase 295,999 shares.  The Company received proceeds of $265,499 related to the exercise of the options.  The Company also issued 1,641,118 shares of its common stock in exercise of warrants to purchase 1,641,118 shares.  The Company received proceeds of $2,098,578 related to the exercise of the warrants.

NOTE 9 – COMMITMENTS AND CONTINGENCIES
From time to time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to environmental and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  As of June 30, 2009, the Company did not have any outstanding legal matters.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2009, the Company issued 166,050 shares of its common stock in exercise of warrants to purchase 166,050 shares of common stock and received proceeds of $215,865.  The Company also issued 336,333 shares of common stock in exercise of employee options to purchase 336,333 shares of common stock and received proceeds of $201,950.

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

Our Business

Headquartered in Salt Lake City, Utah, ZAGG Incorporated designs, manufactures and distributes protective coverings, audio accessories and power solutions for consumer electronic and hand-held devices under the brand names invisibleSHIELD™ and ZAGGaudio™.  ZAGG has also introduced beta testing of AppSpace.com, an online destination for the fast-growing mobile app market, combined with the networking power of social media.

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

Our common stock is currently traded on the OTC Bulletin Board under the trading symbol “ZAGG.OB”. Subsequent to the reporting period, we applied to list our common stock on the NASDAQ Capital Market.  Although we have applied for listing on the NASDAQ Capital Market, there can be no assurance that we will be accepted, or remain listed if accepted.

Unlike the OTC Bulletin Board, the NASDAQ Capital Market has corporate governance and other public interest standards, which we will have to meet. The NASDAQ Capital Market requires that a majority of the members of our Board of Directors be independent directors, as defined by NASDAQ Rule 5605(a)(2) and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended.  The independent directors must have regularly scheduled meetings at which only independent directors are present. Independent directors must determine (or recommend to the full board for their determination) the compensation of the chief executive officer and other executive officers.  Independent directors must select (or recommend to the full board for their selection) nominees for directors.  These functions can be performed either by committees consisting solely of independent directors, or, alternatively, by a majority of the company’s independent directors. We will also be required to have an audit committee composed of at least three (3) members, all of whom are independent, and who have not participated in the preparation of the financial statements of the Company or any subsidiary of the Company during the past three (3) years.  One member of the audit committee must have specified employment experience in finance or accounting.

In addition to the foregoing, there are other requirements that are associated with listing on the NASDAQ Capital Market.  We currently meet some, but not all of those requirements.  We are in the process of organizing committees, establishing committee charters and appointing directors that meet the requirements of independence.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 157, Fair Value Measurements, (SFAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to financial assets and financial liabilities were effective during 2008.  With respect to certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of this standard did not cause a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income should be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this standard did not cause a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not cause a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSB FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The adoption of this standard did not cause a material impact on our consolidated financial statements.

In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008.  The adoption of this standard did not cause a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (collectively, “FSP FAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments.  FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  The FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods.  Under FSP FAS 107-1, we will be required to include disclosures about the fair value of it financial instruments whenever it issues financial information for interim reporting periods.  In addition, we will be required to disclose in the body or in the accompanying notes of our summarized financial information for interim reporting periods and in our financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  FSP FAS 107-1 is effective for periods ending after June 15, 2009 and the adoption did not have a material impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 was effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have a material effect on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS 168”) which establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date of this Statement, all then-existing non-SEC accounting and reporting standards are superseded, except as noted within the SFAS 168.  Concurrently, all nongrandfathered, non-SEC accounting literature not included in the Codification is deemed non-authoritative with some exceptions as noted within the literature.  We do not anticipate that this pronouncement will have a material impact on our results of operations or financial position.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2009 AND 2008

Net sales

Net sales for the quarter ended June 30, 2009 were $9,214,971 as compared to net sales of $2,739,176 for the quarter ended June 30, 2008, an increase of $6,475,795 or 236%.

The significant increase in product sales is mainly attributed to continued strong sales of our invisibleSHIELD product with approximately 31% of our product being sold through our website to retail customers, 9% being sold through mall carts and kiosks, 56% through wholesale channels and 4% from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials, shipping and fulfillment costs. For the quarter ended June 30, 2009, cost of sales amounted to $3,699,517 or approximately 40% of net sales as compared to cost of sales of $712,214 or approximately 26% of net sales for quarter ended June 30, 2008.  The increase in cost of sales as a percentage of net revenues for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008 is attributable to the overall sales mix shift to wholesale customers which have a lower average selling price than our internet sales.

Gross profit

Gross profit for the quarter ended June 30, 2009 was $5,515,454 or approximately 60% of net sales as compared to $2,026,962 or approximately 74% of net sales for the quarter ended June 30, 2008. The decrease in gross profit percentage was again due to the sales mix shift from internet sales to wholesale customers which have a lower average selling price.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended June 30, 2009 were $3,652,344, an increase of $1,828,838 from total operating expenses for the quarter ended June 30, 2008 of $1,823,506. The increases are primarily attributable to the following:

•
For the quarter ended June 30, 2009, salaries and related taxes increased by $427,161 to $1,083,232 from $656,071 for the quarter ended June 30, 2008.  The increase is due to the increase in our staff as we continue to build the people infrastructure to meet the demand for our product and compensation expense related to our stock based compensation plan of $181,164.

•
For the quarter ended June 30, 2009, marketing, advertising and promotion expenses were $1,393,194, an increase of $908,466 as compared to $484,728 for the quarter ended June 30, 2008.  We continue to invest heavily in the development of the invisibleSHIELD brand through internet key word advertising and through traditional print media and radio advertising and through the use of coupons.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training.  During the fiscal year 2009, we intend to continue to expand our marketing efforts related to our products.

•
For the quarter ended June 30, 2009, other selling, general and administrative expenses, net of salaries and related taxes described above, were $1,175,918 as compared to $687,707 for the quarter ended June 30, 2008. The increase was attributable to the increase in operations as we implement our business plan and is summarized below:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Professional fees	$134,933	$21,079
Contract labor	28,490	61,202
Insurance	78,471	62,300
Depreciation and amortization	55,832	37,181
Rent	124,635	99,241
Travel and entertainment	53,270	35,994
Telephone and utilities	23,860	28,461
Printing expenses	13,454	7,112
Office supplies	24,292	14,075
Credit card and bank fees	172,215	72,401
Bad debt	—	19,170
Investor relations	104,379	95,605
Commissions	171,261	40,239
Other	190,826	93,647
Total	$1,175,918	$687,707

Income from operations

We reported income from operations of $1,863,110 for the quarter ended June 30, 2009 as compared to income from operations of $198,456 for the quarter ended June 30, 2008, an increase of $1,664,654.  The increase in income from operations for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008 is primarily attributable to our overall increased revenue growth due to increased market penetration and product offerings and the continued expansion of our distribution channels to include additional retail outlets.

Other income

For the quarter ended June 30, 2009, total other income was $50,048 as compared to other income of $80,177 for the quarter ended June 30, 2008.  The decrease is primarily attributed to decreased interest income related to short-term loans and interest earned on our bank balances.

Net income

As a result of these factors, we reported net income of $1,194,264 or $0.05 per share on a fully diluted basis for the quarter ended June 30, 2009 as compared to net income of $174,703 or $0.01 per share on a fully diluted basis for the quarter ended June 30, 2008.

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Net sales

Net sales for the six months ended June 30, 2009 were $17,290,146 as compared to net sales of $5,584,597 for the six months ended June 30, 2008, an increase of $11,705,549 or 210%.

The significant increase in product sales is mainly attributed to continued strong sales of our invisibleSHIELD product with approximately 38% of our product being sold through our website to retail customers, 7% being sold through mall carts and kiosks, 51% through wholesale channels and 4% from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials, shipping and fulfillment costs.  For the six months ended June 30, 2009, cost of sales amounted to $6,581,748 or approximately 38% of net sales as compared to cost of sales of $1,490,006 or approximately 27% of net sales for the six months ended June 30, 2008.  The increase in cost of sales as a percentage of net revenues for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 attributable to the overall sales mix shift to wholesale customers which have a lower average selling price than our internet sales which have historically represented a larger percentage of the total sales.

Gross profit

Gross profit for the six months ended June 30, 2009 was $10,708,398 or approximately 62% of net sales as compared to $4,094,591 or approximately 73% of net sales for the six months ended June 30, 2008. The decrease in gross profit percentage was again due to the sales mix shift from internet sales to wholesale customers which have a lower average selling price.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the six months ended June 30, 2009 were $7,241,396, an increase of $3,117,405 from total operating expenses for the six months ended June 30, 2008 of $4,123,991.  The increases are primarily attributable to the following:

•
For the six months ended June 30, 2009, salaries and related taxes increased by $550,714 to $1,920,834 from $1,370,120 for the six months ended June 30, 2008.  The increase is due to the increase in our staff as we continue to build the people infrastructure to meet the demand for our product and compensation expense related to our stock based compensation plan of $308,149.

•
For the six months ended June 30, 2009, marketing, advertising and promotion expenses were $2,846,248, an increase of $1,571,456 as compared to $1,274,792 for the six months ended June 30, 2008.  We continue to invest heavily in the development of the invisibleSHIELD brand through internet key word advertising and through traditional print media and radio advertising and through the use of coupons.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training.  During the fiscal year 2009, we intend to continue to expand our marketing efforts related to our products.

•
For the six months ended June 30, 2009, other selling, general and administrative expenses, net of salaries and related taxes described above, were $2,474,314 as compared to $1,479,079 for the six months ended June 30, 2008. The increase was attributable to the increase in operations as we implement our business plan and is summarized below:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Professional fees	$204,999	$70,612
Contract labor	59,885	296,637
Insurance	132,935	114,182
Depreciation and amortization	108,078	69,345
Rent	222,225	180,546
Travel and entertainment	108,535	92,901
Telephone and utilities	54,410	62,076
Printing expenses	34,769	19,312
Office supplies	46,366	34,486
Credit card and bank fees	348,747	154,129
Bad debt	60,421	19,205
Investor relations	208,772	132,187
Commissions	421,437	46,587
Other	462,735	186,874
Total	$2,474,314	$1,479,079

Income (loss) from operations

We reported income from operations of $3,467,002 for the six months ended June 30, 2009 as compared to loss from operations of ($29,400) for the six months ended June 30, 2008, an increase of $3,496,402.  The increase in income from operations for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 is primarily attributable to our overall increased revenue growth due to increased market penetration and product offerings and the continued expansion of our distribution channels to include additional retail outlets.

Other income

For the six months ended June 30, 2009, total other income was $89,654 as compared to other income of $126,862 for the six months ended June 30, 2008.  The decrease is primarily attributed to decreased interest income related to short-term loans and interest earned on our bank balances.

Net income

As a result of these factors, we reported net income of $2,222,504 or $0.10 per share on a fully diluted basis for the six months ended June 30, 2009 as compared to net income of $60,532 or $0.00 per share on a fully diluted basis for the six months ended June 30, 2008.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its liabilities and otherwise operate on an ongoing basis.

At June 30, 2009, we had a cash balance of $3,334,158.

Our working capital position increased by $4,582,813 to working capital of $9,788,201 at June 30, 2009 from working capital of $5,205,388 at December 31, 2008. This increase in working capital is primarily attributable to the overall increase in current assets of $6,541,410 due to increased cash balance of $2,268,506, increased inventories of $2,265,961, increased accounts receivable of $1,494,442, increased prepaid expenses and other current assets of $594,164, decreased deferred revenue of $152,538, decreased accrued liabilities of $75,358 and decreased notes payable of $10,024, partially offset by increased deferred tax liabilities of $1,243,165, increased accounts payable of $691,236, and increased sales return liability of $253,444 and decreased deferred tax assets of $81,663.

Net cash provided by operating activities for the six months ended June 30, 2009 was $242,085 as compared to net cash used in operating activities of ($1,002,062) for the six months ended June 30, 2008.  For the six months ended June 30, 2009, net cash provided by operating activities was attributable primarily to our net income of $2,222,504, increased deferred tax liabilities of $1,329,765, increased accounts payable of $690,862, non-cash expense related to stock based compensation of $308,149, increased sales returns liabilities of $253,444, depreciation and amortization of $108,303 and bad debt expense of $60,421 partially offset by increased inventory of $2,265,961, increased accounts receivable of $1,554,863, increased prepaid expenses and other current assets of $594,164, decreased deferred revenue of $152,538 and decreased accrued liabilities of $75,358.

Net cash used in investing activities for the six months ended June 30, 2009 was ($278,651) attributable to the purchase of property and equipment of $245,730 and payments for intangible assets of $32,921.

Net cash provided by financing activities for the six months ended June 30, 2009 was $2,305,072 attributable to proceeds from the exercise of options and warrants of $2,315,096, partially offset by payments on short-term debt of $10,024.

We reported a net increase in cash for the six months ended June 30, 2009 of $2,268,506.

For the six months ended June 30, 2009 and 2008, we generated revenues of $17,290,146 and $5,584,597, respectively and reported net income of $2,222,504 and $60,532, respectively.  For the six months ended June 30, 2009, we had cash flow from operating activities of $242,085, negative cash flow from investing activities of ($278,651) and cash flows from financing activities of $2,305,072.  As of June 30, 2009, we had stockholders’ equity of $10,564,975, retained earnings of $3,578,728, working capital of $9,788,201, accounts payable of $2,317,626, deferred revenue of $214,052, accrued wages and wage related expenses of $129,784, notes payable related to equipment financing of $10,199, accrued liabilities of $137,396, deferred income tax liability of $1,243,165 and sales returns liability of $544,563.  Management believes that existing cash, along with cash generated from the collection of accounts receivable and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

Off Balance Sheet Arrangements

As of June 30, 2009, there were no off balance sheet arrangements.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2009, we issued the following securities:

▪	40,000 shares of common stock to employees valued at $104,800;

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

▪
warrants for consulting services for 20,000 common shares exercisable at $2.05 per share expiring in 1 year and vesting immediately.  The warrants were valued at $21,155 using the Black-Scholes method with the following assumptions: stock price $2.05, expected life of 5 years; volatility of 62% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 0.13%.

▪
stock options for 25,000 common shares exercisable at $2.53 per share expiring in 5 years and vesting over a three year schedule.  The options were valued at $32,376 using the Black-Scholes option pricing method with the following assumptions: stock price $2.53, expected life of 5 years, volatility of 62% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 0.04%.

▪
stock options for 3,000 common shares exercisable at $2.93 per share expiring in 5 years and vesting over a three year schedule.  The options were valued at $4,503 using the Black-Scholes option pricing method with the following assumptions: stock price $2.93, expected life of 5 years, volatility of 62% (using historical volatility since the Company’s options do not trade to provide an implied volatility) and a discount rate of 0.07%.

▪	295,999 shares of common stock in exercise of options to purchase 295,999 shares. We received proceeds of $265,499 related to the exercise of the options; and

▪	1,641,118 shares of common stock in exercise of warrants to purchase 1,641,118 shares. We received proceeds of $2,098,578 related to the exercise of the warrants;

Subsequent to June 30, 2009, we issued 166,050 shares of common stock in exercise of warrants to purchase 166,050 shares of common stock and received proceeds of $215,865.  We also issued 336,333 shares of common stock in exercise of options to purchase 336,333 shares of common stock and received proceeds of $201,950.

These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On July 16, 2009, we held the annual meeting of our security holders. The meeting was called for the purpose of electing two directors, confirming the appointment of HANSEN, BARNETT & MAXWELL, P.C. as the Company’s independent certified public accountants for the fiscal year ended December 31, 2009, approving an amendment to the ZAGG Incorporated 2007 Stock Incentive Plan and transacting any other items of business that may properly come before the meeting. The total number of shares of common stock outstanding at the record date, May 12, 2009, was 19,820,015 shares. The number of votes represented at this meeting was 17,972,163 shares, or 90.7% of shares eligible to vote.

The results for the election of directors were as follows:

Director	Votes Cast For	Votes Cast Against	Abstentions
Robert G. Pedersen II	17,652,543	316,734	2,886
Larry Harmer	17,858,900	99,457	13,805

The security holders confirmed the appointment of HANSEN, BARNETT & MAXWELL, P.C. as the Company’s independent certified public accountants for the fiscal year ended December 31, 2008 and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
17,858,126	105,662	8,375

The security holders approved the amendment to the ZAGG Incorporated 2007 Stock Incentive Plan and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
10,521,175	684,233	2,701

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

ZAGG INCORPORATED

Date: August 13, 2009	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II,
President and Chief Executive Officer

Date: August 13, 2009	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer
(Principal financial officer)