Form 10-Q/A
period 2009-06-30
Zagg INC
filed 2009-10-15
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q, previously filed with the United States Securities and Exchange Commission on August 13, 2009,  is to correct Exhibits 31.1 and 31.2.

ZAGG INCORPORATED AND SUBSIDIARY
FORM 10-Q

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

Stock-based compensation – Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (“SFAS No. 123R”).  SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans.  As required by SFAS No. 123R, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements based upon the fair value of such equity instruments granted.  For the six months ended June 30, 2009, the Company recognized stock-based compensation expense of $285,452, related to the issuance of common stock and options issued under its stock incentive plan.

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

·
For the quarter ended June 30, 2009, salaries and related taxes increased by $427,161 to $1,083,232 from $656,071 for the quarter ended June 30, 2008.  The increase is due to the increase in our staff as we continue to build the people infrastructure to meet the demand for our product and compensation expense related to our stock based compensation plan of $181,164.

·
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

·
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

·
For the six months ended June 30, 2009, salaries and related taxes increased by $550,714 to $1,920,834 from $1,370,120 for the six months ended June 30, 2008.  The increase is due to the increase in our staff as we continue to build the people infrastructure to meet the demand for our product and compensation expense related to our stock based compensation plan of $308,149.

·
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

·
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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2009, we issued the following securities:

●	40,000 shares of common stock to employees valued at $104,800;

●
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

●
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

●
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

●
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

●
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

●	295,999 shares of common stock in exercise of options to purchase 295,999 shares. We received proceeds of $265,499 related to the exercise of the options; and

●	1,641,118 shares of common stock in exercise of warrants to purchase 1,641,118 shares. We received proceeds of $2,098,578 related to the exercise of the warrants;

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

ZAGG INCORPORATED

Date: October 15, 2009	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II,
President and Chief Executive Officer

Date: October 15 , 2009	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer
(Principal financial officer)