Form 10-Q
period 2009-09-30
Zagg INC
filed 2009-11-12
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,690,195 common shares as of November 11, 2009.

ZAGG INCORPORATED AND SUBSIDIARY
FORM 10-Q

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS

Current assets
Cash	$2,102,779	$1,065,652
Accounts receivable, net	5,878,412	3,593,887
Inventories	3,488,350	1,913,297
Prepaid expenses and other current assets	2,854,625	676,077
Notes receivable	513,000	513,000
Convertible bridge loan	1,151,000	-
Deferred income tax assets	-	81,663

Total current assets	15,988,166	7,843,576

Property and equipment, net	808,459	549,370

Deferred income tax assets	-	4,937

Deposits and other assets	9,688	9,688

Intangible assets, net	97,773	47,344

Total assets	$16,904,086	$8,454,915

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	$-	$20,223
Accounts payable	2,473,835	1,626,390
Accrued liabilities	136,645	212,754
Accrued wages and wage related expenses	151,086	121,112
Deferred revenue	269,737	366,590
Deferred income tax liability	1,235,948	-
Sales returns liability	335,574	291,119

Total current liabilities	4,602,825	2,638,188

Total liabilities	4,602,825	2,638,188

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
21,690,195 and 19,163,995 shares issued and outstanding, respectively	21,691	19,165
Warrants to purchase common stock	456,579	739,338
Additional paid-in capital	7,470,076	3,808,280
Cumulative translation adjustment	(133,894)	(106,630)
Retained earnings	4,486,809	1,356,574

Total stockholders' equity	12,301,261	5,816,727

Total liabilities and stockholders' equity	$16,904,086	$8,454,915

See accompanying notes to condensed consolidated financial statements.

 ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net sales	$9,728,528	$6,854,916	$26,964,159	$12,460,812
Cost of sales	4,521,555	2,416,988	11,055,903	3,920,003

Gross profit	5,206,973	4,437,928	15,908,256	8,540,809

Operating expenses:
Advertising and marketing	1,327,126	1,169,073	4,168,854	2,483,356
Selling, general and administrative	2,408,559	1,898,149	6,801,112	4,715,538

Total operating expenses	3,735,685	3,067,222	10,969,966	7,198,894

Income from operations	1,471,288	1,370,706	4,938,290	1,341,915

Other income (expense):
Interest expense	(62,034)	(796)	(64,654)	(3,470)
Interest and other income	49,107	49,139	141,381	178,069

Total other (expense) income	(12,927)	48,343	76,727	174,599

Income before provision for income taxes	1,458,361	1,419,049	5,015,017	1,516,514

Income tax provision	(550,280)	(529,306)	(1,884,432)	(566,236)

Net income	$908,081	$889,743	$3,130,585	$950,278

Basic net income per common share	$0.04	$0.05	$0.15	$0.05

Diluted net income per common share	$0.04	$0.05	$0.14	$0.05

Weighted average number of shares outstanding - basic	21,540,033	18,981,386	20,630,819	18,956,290

Weighted average number of shares outstanding - diluted	24,252,718	19,436,146	22,902,264	19,290,502

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$3,130,585	$950,278
Adjustments to reconcile net income to net cash
used in operating activities:
Non-cash expense related to stock-based compensation	498,781	211,510
Depreciation and amortization	171,973	112,162
Deferred income tax expense	-	566,235
Bad debt expense	86,921	56,170
Gain on asset disposals	-	(12,215)
Foreign currency translation adjustment	(27,264)	18,361
Changes in assets and liabilities
Accounts receivable	(2,371,446)	(2,410,546)
Inventories	(1,575,053)	(400,665)
Prepaid advertising	-	58,247
Prepaid expenses and other current assets	(2,178,548)	(503,642)
Accounts payable	847,071	642,404
Accrued liabilities	(76,109)	(26,015)
Accrued wages and wage related expenses	29,974	9,445
Deferred revenues	(96,853)	7,598
Deferred tax liabilities	1,322,548	-
Sales return liability	44,455	206,174

Net cash used in operating activities	(192,965)	(514,499)

Cash flows from investing activities
Payments for intangible assets	(54,636)	(1,800)
Convetible bridge loan	(1,151,000)	-
Short-term loans	-	(450,000)
Proceeds from disposal of equipment	-	2,994
Purchase of property and equipment	(426,831)	(248,047)

Net cash used in investing activities	(1,632,467)	(696,853)

Cash flows from financing activities
Payments on debt	(20,223)	(18,030)
Proceeds from issuance of common stock and warrants	2,882,782	50,000

Net cash provided by financing activities	2,862,559	31,970

Net increase (decrease) in cash and cash equivalents	1,037,127	(1,179,382)

Cash and cash equivalents at beginning of the period	1,065,652	2,129,215

Cash and cash equivalents at end of the period	$2,102,779	$949,833

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$62,034	$3,699

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Nine Months Ended September 30, 2009:

Issued 195,000 warrants issued valued at $136,511.

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

Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Revenue recognition – The Company records revenue when persuasive evidence of an arrangement exists or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The Company’s revenue is derived from sales of its products to retailers, resellers and end consumers and from the fees derived from the sale of exclusive distributor licenses related to the kiosk program.  For sales of product, the Company’s standard shipping terms are FOB shipping point and the Company records revenue when the product is shipped, net of estimated returns and discounts.  For license fees, the Company recognizes revenue on a straight-line basis over the life of the license term.

Any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Reserve for Sales Returns and Warranty Liability – The Company’s return policy generally allows its end users and retailers to return purchased products for refund or in exchange for new products within 30 days of end user purchase.  The Company estimates a reserve for sales returns and records that reserve amount as a reduction of sales and as a sales return reserve liability.  The sales return liability was $335,574 at September 30, 2009 and $291,119 at December 31, 2008.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company’s prior claims history.  Actual warranty costs incurred are charged against the accrual when paid.  During the nine months ended September 30, 2009 and 2008, warranty expense and the reserve for warranty liability, respectively, was not material.

Shipping and Handling Costs – Amounts invoiced to customers for shipping and handling are included in sales and were $1,135,934 and $744,293 for the nine months ended September 30, 2009 and 2008, respectively.  Actual shipping and handling costs to ship products to customers are included in cost of sales and were $3,519,721 and $901,074 for the nine months ended September 30, 2009 and 2008, respectively.

Stock-based compensation – As required by generally accepted accounting principles, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements based upon the fair value of such equity instruments granted.  For the nine months ended September 30, 2009, the Company recognized stock-based compensation expense of $476,084, related to the issuance of common stock and options issued under its stock incentive plan.

Advertising – Advertising is expensed as incurred. Advertising expenses were $4,168,854 and $2,483,356 for the nine months ended September 30, 2009 and 2008, respectively.

Foreign Currency Transactions – The condensed consolidated financial statements are presented in U.S. Dollars (“USD”).  The company’s primary operations are at the parent level, which uses the USD as its functional currency.

Reclassifications – Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current period presentation for comparative purposes.

Net Income Per Common Share – Basic net income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

	Net Income	Weighted Average Shares	Per Share Amount
Three months ended September 30, 2009:
Basic EPS	$908,081	21,540,033	$0.04
Effect of common stock equivalents	—	2,712,685
Diluted EPS	$908,081	24,252,718	$0.04
Three months ended September 30, 2008:
Basic EPS	$889,743	18,981,386	$0.05
Effect of common stock equivalents	—	454,760
Diluted EPS	$889,743	19,436,146	$0.05

	Net Income	Weighted Average Shares	Per Share Amount
Nine months ended September 30, 2009:
Basic EPS	$3,130,585	20,630,676	$0.15
Effect of common stock equivalents	—	2,271,445
Diluted EPS	$3,130,585	22,902,121	$0.14
Nine months ended September 30, 2008:
Basic EPS	$950,278	18,956,290	$0.05
Effect of common stock equivalents	—	334,212
Diluted EPS	$950,278	19,290,502	$0.05

The calculation above for the three and nine months ended September 30, 2008 excludes the exercise of 4,096,953 outstanding warrants and 3,000 outstanding stock options as the exercise of these warrants and stock options would have an antidilutive effect on earnings per share.  The calculation above for the three months ended September 30, 2009 excludes the exercise of 175,000 outstanding warrants and 222,500 outstanding stock options as the exercise of these warrants and stock options would have an anti-dilutive effect on earnings per share.  The calculation above for the nine months ended September 30, 2009 excludes the exercise of 175,000 outstanding warrants and 230,500 outstanding stock options as the exercise of these warrants and stock options would have an antidilutive effect on earnings per share.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to establish the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The codification shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The codification is not intended to change or alter existing GAAP and is not expected to result in a change in accounting practice for the Company.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In September 2006, FASB issued an authoritative guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The guidance related to financial assets and financial liabilities were effective during 2008.  With respect to certain nonfinancial assets and nonfinancial liabilities, the guidance is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The implementation did not cause a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance that requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The guidance clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income should be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The implementation of this standard did not cause a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued authoritative guidance intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation did not cause a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance was effective for interim and annual periods ending after June 15, 2009.  The implementation of this standard did not have a material effect on the Company’s financial position or results of operations.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at September, 2009 and December 31, 2008 was as follows:

	September 30, 2009	December 31, 2008

Accounts receivable	$6,184,268	$3,812,823
Less: Allowance for doubtful accounts	(305,856)	(218,936)
Accounts receivable, net	$5,878,412	$3,593,887

Bad debt expense for the nine months ended September 30, 2009 and 2008 was $86,921 and $56,170, respectively.

On May 13, 2009, the Company entered into an accounts receivable financing agreement with Faunus Group International, Inc. (“FGI”).  The Company may offer to sell our accounts receivable to FGI each month during the term of the Agreement, up to a maximum amount outstanding at any time of $4,000,000.  The Company can sell accounts receivable to FGI on either a credit approved or full recourse basis.  Credit approved invoices are sold to FGI with no recourse, FGI accepts all credit default risk on invoices sold under the credit approved terms.  As of September 30, 2009, the Company had only sold credit approved invoices.  The Company accounted for the sale of the credit approved invoices as a reduction to accounts receivable.  Under the terms of the agreement, the Company is charged a monthly collateral management fee of 0.87% of the average monthly outstanding balance and interest at 7% per annum.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4 – INVENTORIES

At September 30, 2009 and December 31, 2008 inventories consisted of the following:

	September 30, 2009	December 31, 2008

Finished goods	$957,172	$204,766
Raw materials	2,531,178	1,708,531
Total inventory	$3,488,350	$1,913,297

NOTE 5 – PROPERTY AND EQUIPMENT

At September 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	Useful Lives	September 30, 2009	December 31, 2008
Computer equipment and software	3 to 5 years	$394,096	$271,287
Equipment	3 to7 years	432,109	314,412
Furniture and fixtures	7 years	76,169	56,021
Automobiles	5 years	93,002	84,955
Leasehold improvements	1 to 2.75 years	250,853	103,821

Total property and equipment		1,257,327	830,496
Less: accumulated depreciation		(448,868)	(281,126)

Total property and equipment, net		$808,459	$549,370

Depreciation expense was $167,766 and $108,833 for the nine months ended September 30, 2009 and 2008, respectively.

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

In consideration of the bridge loan, Brighton Partners, LLC executed a secured promissory note with a 3% origination fee and bearing 10% interest for the 90 day term of the note.  As of September 30, 2009 the note had not yet been repaid and the Company had not declared Brighton Partners in default under the promissory note.  The loan is collateralized by 100% of the ownership of Brighton until the loan is repaid in full.  As part of the transaction, ZAGG entered into a cross-license agreement with Brighton and Pow!  Entertainment pursuant to which ZAGG agreed to license its trademarks in exchange for marketing and promotion rights to any property developed under the superhero series that bears ZAGG’s intellectual property.  Further under the transaction, the Company acquired 10% of the membership interest in Brighton. ZAGG will share in the development of the superhero series as a partner of Brighton.  Through September 30, 2009, the Company had advanced $438,000 to Brighton under the promissory note and has included this amount in notes receivable in the accompanying condensed consolidated financial statements.  Accrued interest of $274,231 on the promissory note is included in prepaid expenses and other current assets in the accompanying condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7 – CONVERTIBLE BRIDGE LOAN

On September 28, 2009 the Company entered into a bridge loan agreement with HzO, (“HzO”) for $1,151,000.  HzO recently acquired the rights to the Golden Shellback technology developed by Northeast Maritime Institute, Inc. The technology is a molecular, vacuum deposited coating that is nonflammable, has low toxicity and has the ability to weatherproof electronic devices and other surfaces.  The technology was renamed as the HzO Technology.  The Company was granted the exclusive worldwide marketing rights for the HzO technology due to its efforts in assisting HzO in securing the HzO technology.

Under the terms of the bridge loan agreement, the Company has the option, but not the obligation, to convert the bridge loan into shares of Series A Preferred stock of HzO at a conversion price of $0.475 per share.  The Company received a warrant of 300,000 shares of HzO Series A Preferred stock in lieu of interest payments for the loan.  These warrants have not been assigned a value in the accompanying financial statements.  The Company is a party to a guarantee agreement with HzO for an additional $2,000,000 payment to NMI on February 25, 2010 in the event that HzO, with its lead investor vSpring Capital, LLC, to secure the necessary capitalization for HzO to make the payment.

NOTE 8 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets is summarized in the table below:

Description	Balance
Interest and other receivables	$333,715
Inventory deposits	2,364,800
Other	156,110
Total	$2,854,625

NOTE 9 – INTANGIBLE ASSETS

At September 30, 2009, intangible assets consist of legal fees paid in connection with the Company’s patent application and amounts paid to secure the Company’s Internet addresses.  The costs relating to the definite-lived intangible assets are amortized over their estimated useful lives using straight-line amortization.  The useful life for Internet addresses is 10 years.  As of September 30, 2009, the patent had not been granted.  Accordingly, the Company has not begun to amortize the patent costs and will begin amortizing the patent over the legal life of the patent when the patent is granted.

The Company has contractual rights customary in the industry to use its Internet addresses.  However, the Company does not have and cannot acquire any property rights to the Internet addresses.  The Company does not expect to lose its rights to use the Internet addresses however, there can be no assurance in this regard and such loss could have a material adverse effect on the Company’s financial position and results of operations.

The Company’s intangible assets are summarized in the table below:
	Useful Life	September 30, 2009	December 31, 2008
Internet addresses	10 years	$99,606	$44,968
Patents	Finite	11,040	11,040
Less: accumulated amortization		(12,873)	(8,664)

Total intangible assets, net		$97,773	$47,344

Amortization expense was $4,207 and $3,329 for the nine months ended September 30, 2009 and 2008, respectively.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2009, the Company issued 60,000 shares of its common stock to employees valued at $200,800 which was recorded as compensation expense in the accompanying condensed consolidated financial statements.

During the nine months ended September 30, 2009 the Company granted employee stock options.  These options vest equally over three years from the grant date and expire 5 years from the grant date.  The Company values option grants using the Black-Scholes option pricing model and used the following assumptions:

Options Granted	Exercise Price	Price at Grant Date	Expected Life	Volatility*	Discount Rate	Value
850,000	$1.23	$1.23	5 years	59%	0.19%	$513,719
25,000	$2.53	$2.53	5 years	62%	0.04%	$32,376
3,000	$2.93	$2.93	5 years	62%	0.08%	$4,503
5,000	$4.11	$4.11	2.5 years	65%	0.08%	$8,048
1,000	$6.40	$6.40	2.5 years	67%	0.08%	$2,579
1,500	$5.28	$5.28	2.5 years	67%	0.08%	$3,188
220,000	$5.05	$5.05	2.5 years	67%	0.08%	$447,249
* Volatility is calculated using historical volatility to provide an implied volatility as the Company’s options do not trade

Based on vesting provisions, the Company expensed $277,118 relating to these new option grants and prior grants for the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, the Company also granted stock options to a legal consultant for 30,000 common shares exercisable at $1.42 per share expiring in 5 years and vesting immediately.  The options were valued at $20,863 or $0.70 per share using the Black-Scholes method with the following assumptions: stock price $1.42, expected life of 5 years, volatility of 59% (using historical volatility to provide an implied volatility as the Company’s options to not trade)and a discount rate of 0.18%.  Based on vesting provisions, the Company expensed $20,863 related to this option grant for the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, the Company issued warrants for consulting services for 20,000 common shares exercisable at $2.05 per share expiring in 1 year and vesting immediately.  The warrants were valued at $21,155 using the Black-Scholes method with the following assumptions: stock price $2.05, expected life of 5 years; volatility of 62% (using historical volatility to provide an implied volatility as the Company’s options to not trade) and a discount rate of 0.13%.

During the nine months ended September 30, 2009, the Company issued warrants for sales commissions to an independent third party for 175,000 common shares exercisable at $6.40 per share expiring in 1 year and vesting immediately.  The warrants were valued at $115,356 using the Black-Scholes method with the following assumptions: stock price $6.40, expected life .2 years; volatility of 66% (using historical volatility to provide an implied volatility as the Company’s options to not trade) and a discount rate of 0.14%.

During the nine months ended September 30, 2009, the Company issued 632,632 shares of its common stock in exercise of options to purchase 632,632 shares.  The Company received proceeds of $467,644 related to the exercise of the options.  The Company also issued 1,833,568 shares of its common stock in exercise of warrants to purchase 1,833,568 shares.  The Company received proceeds of $2,415,138 related to the exercise of the warrants.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to environmental and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  As of September 30, 2009, the Company did not have any outstanding legal matters.

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

The invisibleSHIELD is designed specifically for iPods®, laptops, cell phones, digital cameras, PDAs, watch faces, GPS systems, gaming devices, and other items.  The product is “cut” to fit specific devices and packaged together with a moisture activating solution which makes the invisibleSHIELD adhere to the surface of the device, literally “like a second skin,” and virtually invisible to the eye.  The patent-pending invisibleSHIELD is the first scratch protection solution of its kind on the market.  The invisibleSHIELD is not ornamental, but rather provides a long lasting barrier to preserve the brand new look of the surface of an electronic device.  Currently, ZAGG offers over 4,000 precision pre-cut designs with a lifetime replacement warranty through online channels, big-box retailers, electronics specialty stores, resellers, college bookstores, Mac stores, and mall kiosks.  We plan to increase our product lines to offer new electronic accessories to our tech-savvy customer base, as well as an expanded array of invisibleSHIELD products for other industries.

The ZAGGaudio line of electronics accessories and products was released in late 2008, and focuses on innovation and superior value.  The flagship product within ZAGGaudio is the award winning, Z.buds™.  Other headphone, speaker and audio products have been released and we will release additional products in the ZAGGaudio line in the coming months and years.

As of September 30, 2009 our common stock was traded on the OTC Bulletin Board under the trading symbol “ZAGG.OB”. Subsequent to the reporting period, we applied to list our common stock on the NASDAQ Global Market.  On November 2, 2009, NASDAQ approved our application to be listed on the NASDAQ Global Market.  We commenced trading under the symbol “ZAGG” on November 10, 2009.

We maintain our corporate offices and operational facility at 3855 South 500 West, Suites B, C, J, K, L and R, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699.  Our website address is www.ZAGG.com.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to establish the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The codification shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The codification is not intended to change or alter existing GAAP and is not expected to result in a change in accounting practice for us.

In September 2006, FASB issued an authoritative guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The guidance related to financial assets and financial liabilities were effective during 2008.  With respect to certain nonfinancial assets and nonfinancial liabilities, the guidance is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The implementation did not cause a material impact on our consolidated financial statements.

In December 2007, the FASB issued authoritative guidance that requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The guidance clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income should be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The implementation of this standard did not cause a material impact on our consolidated financial statements.

In March 2008, the FASB issued authoritative guidance intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation did not cause a material impact on our consolidated financial statements.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance was effective for interim and annual periods ending after June 15, 2009.  The implementation of this standard did not have a material effect on our financial position or results of operations.

Revenue recognition

We record revenue when persuasive evidence of an arrangement exists or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  Our revenue is derived from sales of our products to retailers, resellers and end consumers and from the sale of distributor license fees.  For sales of product, our standard shipping terms are FOB shipping point and we record revenue when the product is shipped, net of estimated returns and discounts.  For license fees, we recognize revenue on a straight-line basis over the life of the license term.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net sales

Net sales for the quarter ended September 30, 2009 were $9,728,528 as compared to net sales of $6,854,916 for the quarter ended September 30, 2008, an increase of $2,873,612 or 42%.

For the quarter ended September 30, 2009, our sales mix breakdown was 66% through wholesale channels, 20% through our website to retail customers, 10% through our mall cart and kiosk programs and 4% from shipping and handling charges.  Sales of our invisibleSHIELD product continue to represent the majority of our sales.  We are continuing to see increased demand for our invisibleSHIELD product, particularly from our wholesale distribution channel partners including Best Buy and Radio Shack.

Cost of sales

Cost of sales includes raw materials, packing materials, shipping and fulfillment costs. For the quarter ended September 30, 2009, cost of sales amounted to $4,521,555 or approximately 46% of net sales as compared to cost of sales of $2,416,988 or approximately 35% of net sales for quarter ended September 30, 2008.  The increase in cost of sales as a percentage of net revenues for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008 is attributable to the overall sales mix shift to wholesale customers which have a lower average selling price than our internet sales and a decrease in overall internet sales for the quarter ended September 30, 2009.

Gross profit

Gross profit for the quarter ended September 30, 2009 was $5,206,973 or approximately 54% of net sales as compared to $4,437,928 or approximately 65% of net sales for the quarter ended September 30, 2008. The decrease in gross profit percentage was due to the sales mix shift from higher margin internet sales to wholesale customers which have a lower average selling price and a decrease in internet sales for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended September 30, 2009 were $3,735,685, an increase of $668,463 from total operating expenses for the quarter ended September 30, 2008 of $3,067,222. The increases are primarily attributable to the following:

•
For the quarter ended September 30, 2009, salaries and related taxes increased by $310,798 to $1,077,390 from $766,592 for the quarter ended September 30, 2008.  The increase is due to the increase in our staff as we continue to build the people infrastructure to meet the demand for our product and continue to develop new products and offerings and compensation expense related to our stock based compensation plan of $190,632.

·
For the quarter ended September 30, 2009, marketing, advertising and promotion expenses were $1,327,126, an increase of $158,053 as compared to $1,169,073 for the quarter ended September 30, 2008.  We continue to invest heavily in the development of the invisibleSHIELD brand through internet key word advertising and through traditional print media, television and radio advertising and through the use of coupons.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training.  During the fiscal year 2009, we intend to continue to expand our marketing efforts related to our products.

•
For the quarter ended September 30, 2009, other selling, general and administrative expenses, net of salaries and related taxes described above, were $1,331,169 as compared to $1,131,557 for the quarter ended September 30, 2008. The changes by category are summarized in the table below:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Professional fees	$162,801	$42,441
Rent	150,764	97,028
Credit card and bank fees	130,495	113,063
Commissions	297,915	157,676
Other	589,194	721,349
Total	$1,331,169	$1,131,557

Income from operations

We reported income from operations of $1,471,288 for the quarter ended September 30, 2009 as compared to income from operations of $1,370,706 for the quarter ended September 30, 2008, an increase of $100,582.  The increase in income from operations for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008 is primarily attributable to our overall increased revenue growth due to increased market penetration and product offerings and the continued expansion of our distribution channels to include additional retail outlets.

Other (expense) income

For the quarter ended September 30, 2009, total other expense was $12,927 as compared to other income of $48,483 for the quarter ended September 30, 2008.  The decrease is primarily attributed to interest expense associated with our credit facility and decreased interest income related to short-term loans.

Net income

As a result of these factors, we reported net income of $908,081 or $0.04 per share on a fully diluted basis for the quarter ended September 30, 2009 as compared to net income of $889,743 or $0.05 per share on a fully diluted basis for the quarter ended September 30, 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Net sales

Net sales for the nine months ended September 30, 2009 were $26,964,159 as compared to net sales of $12,460,812 for the nine months ended September 30, 2008, an increase of $14,503,347 or 116%.

For the nine months ended September 30, 2009, our sales mix breakdown was 56% through wholesale channels, 32% through our website to retail customers, 8% through our mall cart and kiosk programs and 4% from shipping and handling charges.  Sales of our invisibleSHIELD product continue to represent the majority of our sales.  We are continuing to see increased demand for our invisibleSHIELD product, particularly from our wholesale distribution channel partners including Best Buy and Radio Shack.

Cost of sales

Cost of sales includes raw materials, packing materials, shipping and fulfillment costs.  For the nine months ended September 30, 2009, cost of sales amounted to $11,055,903 or approximately 41% of net sales as compared to cost of sales of $3,920,003 or approximately 31% of net sales for the nine months ended September 30, 2008.  The increase in cost of sales as a percentage of net revenues for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is attributable to the overall sales mix shift to wholesale customers which have a lower average selling price than our internet sales which have historically represented a larger percentage of the total sales.

Gross profit

Gross profit for the nine months ended September 30, 2009 was $15,908,256 or approximately 59% of net sales as compared to $8,540,809 or approximately 69% of net sales for the nine months ended September 30, 2008. The decrease in gross profit percentage was primarily due to the sales mix shift from higher margin internet sales to wholesale customers which have a lower average selling price.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the nine months ended September 30, 2009 were $10,969,966, an increase of $3,771,072 from total operating expenses for the nine months ended September 30, 2008 of $7,198,894.  The increases are primarily attributable to the following:

•
For the nine months ended September 30, 2009, salaries and related taxes increased by $550,714 to $2,998,223 from $2,136,712 for the nine months ended September 30, 2008.  The increase is due to the increase in our staff as we continue to build the people infrastructure to meet the demand for our product and continue to develop new products and offerings and compensation expense related to our stock based compensation plan of $498,781.

·
For the nine months ended September 30, 2009, marketing, advertising and promotion expenses were $4,168,854, an increase of $1,685,498 as compared to $2,483,356 for the nine months ended September 30, 2008.  We continue to invest heavily in the development of the invisibleSHIELD brand through internet key word advertising and through traditional print media, television and radio advertising and through the use of coupons.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on adverting and promotion of our products as well as sales training.  During the fiscal year 2009, we intend to continue to expand our marketing efforts related to our products.

•
For the nine months ended September 30, 2009, other selling, general and administrative expenses, net of salaries and related taxes described above, were $3,802,889 as compared to $2,578,826 for the nine months ended September 30, 2008. The changes by category are summarized in the table below:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Professional fees	$385,499	$113,053
Rent	373,018	277,574
Credit card and bank fees	479,242	267,192
Commissions	719,352	204,263
Other	1,845,778	1,716,744
Total	$3,802,889	$2,578,826

Income from operations

We reported income from operations of $4,938,290 for the nine months ended September 30, 2009 as compared to income from operations of $1,341,915 for the nine months ended September 30, 2008, an increase of $3,596,375.  The increase in income from operations for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is primarily attributable to our overall increased revenue growth due to increased market penetration and product offerings and the continued expansion of our distribution channels to include additional retail outlets.

Other income

For the nine months ended September 30, 2009, total other income was $76,727 as compared to other income of $174,599 for the nine months ended September 30, 2008.  The decrease is primarily attributed to increased interest expense from our credit facility and decreased interest income related to short-term loans and interest earned on our bank balances.

Net income

As a result of these factors, we reported net income of $3,130,585 or $0.15 per share on a fully diluted basis for the nine months ended September 30, 2009 as compared to net income of $950,278 or $0.05 per share on a fully diluted basis for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its liabilities and otherwise operate on an ongoing basis.

At September 30, 2009, we had a cash balance of $2,102,779.

Our working capital position increased by $6,179,993 to working capital of $11,385,341 at September 30, 2009 from working capital of $5,205,388 at December 31, 2008. This increase in working capital is primarily attributable to the overall increase in current assets of $8,144,590 due to increased cash balance of $1,037,127 from increased sales and proceeds from the exercise of options and warrants, increased inventories of $1,575,053, increased accounts receivable of $2,284,525 from increased sales on account to wholesale customers, increased prepaid expenses and other current assets of $3,329,548 from deposits for inventory and our contribution to HzO, decreased deferred revenue of $96,853, decreased accrued liabilities of $76,109 and decreased notes payable of $20,223, partially offset by increased deferred tax liabilities of $1,235,948, increased accounts payable of $847,445, and increased sales return liability of $44,445, increased accrued wages and wage related expenses of $29,974 and decreased deferred tax assets of $81,663.

Net cash used in operating activities for the nine months ended September 30, 2009 was ($192,965) as compared to net cash used in operating activities of ($514,499) for the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, net cash used in operating activities was attributable primarily to increased prepaid expenses and other current assets of $2,178,548, increased inventory of $1,575,053, increased accounts receivable of $2,371,446, decreased deferred revenue of $96,853, decreased accrued liabilities of $76,109 and foreign currency translation adjustment of $27,264; partially offset by our net income of $3,130,585, increased deferred tax liabilities of $1,322,548, increased accounts payable of $847,071, non-cash expense related to stock based compensation of $498,781, depreciation and amortization of $171,973, bad debt expense of $86,921, increased sales returns liabilities of $44,455 and increased accrued wages and wage related expenses of $29,974.

Net cash used in investing activities for the nine months ended September 30, 2009 was ($1,637,467) attributable to the convertible bridge loan of $1,151,000, the purchase of property and equipment of $426,831 and payments for intangible assets of $54,636.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $2,862,559 attributable to proceeds from the exercise of options and warrants of $2,882,782, partially offset by payments on short-term debt of $20,223.

We reported a net increase in cash for the nine months ended September 30, 2009 of $1,037,127.

For the nine months ended September 30, 2009 and 2008, we generated revenues of $26,964,159 and $12,460,812, respectively and reported net income of $3,130,585 and $950,278, respectively.  For the nine months ended September 30, 2009, we had negative cash flow from operating activities of ($192,965), negative cash flow from investing activities of ($1,632,467) and cash flows from financing activities of $2,862,559.  As of September 30, 2009, we had stockholders’ equity of $12,301,261, retained earnings of $4,486,809, working capital of $11,385,341, accounts payable of $2,473,835, deferred revenue of $269,737, accrued wages and wage related expenses of $151,086, accrued liabilities of $136,645, deferred income tax liability of $1,235,948 and sales returns liability of $335,574.  Management believes that existing cash, along with cash generated from the collection of accounts receivable and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2009, we issued the following securities:

▪	60,000 shares of common stock to employees valued at $200,800;

▪
 stock options for 850,000 common shares exercisable at $1.23 per share expiring in 5 years and vesting 33% at 12 months, 33% at 24 months and 33% at 36 months. The options were valued at $513,719 or $0.60 per option using the Black-Scholes option pricing method with the following assumptions: stock price $1.23, expected life of 5 years, volatility of 59% (using historical volatility to provide an implied volatility as the Company’s options to not trade) and a discount rate of 0.19%;

▪
stock options to a legal consultant for 30,000 common shares exercisable at $1.42 per share expiring in 5 years and vesting immediately.  The options were valued at $20,863 or $0.70 per share using the Black-Scholes method with the following assumptions: stock price $1.42, expected life of 5 years, volatility of 59% (using historical volatility to provide an implied volatility as the Company’s options to not trade) and a discount rate of 0.18%;

▪
warrants for consulting services for 20,000 common shares exercisable at $2.05 per share expiring in 1 year and vesting immediately.  The warrants were valued at $21,155 using the Black-Scholes method with the following assumptions: stock price $2.05, expected life of 5 years; volatility of 62% (using historical volatility to provide an implied volatility as the Company’s options to not trade) and a discount rate of 0.13%.

▪
warrants for sales commissions to an independent third party for 175,000 common shares exercisable at $6.40 per share expiring in 1 year and vesting immediately.  The warrants were valued at $115,356 using the Black-Scholes method with the following assumptions: stock price $6.40, expected life of .2 years, volatility of 66% (using historical volatility to provide an implied volatility as the Company’s options to not trade) and a discount rate of 0.14%.

▪
stock options for 25,000 common shares exercisable at $2.53 per share expiring in 5 years and vesting over a three year schedule.  The options were valued at $32,376 using the Black-Scholes option pricing method with the following assumptions: stock price $2.53, expected life of 5 years, volatility of 62% (using historical volatility to provide an implied volatility as the Company’s options to not trade) and a discount rate of 0.04%.

▪
stock options for 3,000 common shares exercisable at $2.93 per share expiring in 5 years and vesting over a three year schedule.  The options were valued at $4,503 using the Black-Scholes option pricing method with the following assumptions: stock price $2.93, expected life of 5 years, volatility of 62% (using historical volatility to provide an implied volatility as the Company’s options to not trade) and a discount rate of 0.08%.

▪
stock options for 5,000 common shares exercisable at $4.11 per share expiring in 5 years and vesting over a 3 year schedule.  The options were valued at $8,048 using the Black-Scholes option pricing method with the following assumptions: stock price $4.11, expected life of 2.5 years, volatility of 65% (using historical volatility to provide an implied volatility as the Company’s options to not trade) and a discount rate of 0.11%).

▪
stock options for 1,000 common shares exercisable at $6.40 per share expiring in 5 years and vesting over a 3 year schedule.  The options were valued at $2,579 using the Black-Scholes option pricing method with the following assumptions: stock price $6.40, expected life of 2.5 years, volatility of 67% (using historical volatility to provide an implied volatility as the Company’s options to not trade) and a discount rate of 0.14%).

▪
stock options for 1,500 common shares exercisable at $5.28 per share expiring in 5 years and vesting over a 3 year schedule.  The options were valued at $3,188 using the Black-Scholes option pricing method with the following assumptions: stock price $5.28, expected life of 2.5 years, volatility of 67% (using historical volatility to provide an implied volatility as the Company’s options to not trade) and a discount rate of 0.08%).

▪
stock options for 220,000 common shares exercisable at $5.05 per share expiring in 5 years and vesting over a 3 year schedule.  The options were valued at $447,249 using the Black-Scholes option pricing method with the following assumptions: stock price $5.05, expected life of 2.5 years, volatility of 67% (using historical volatility to provide an implied volatility as the Company’s options to not trade) and a discount rate of 0.08%).

▪	632,632 shares of common stock in exercise of options to purchase 632,632 shares. We received proceeds of $467,644 related to the exercise of the options; and

▪	1,833,568 shares of common stock in exercise of warrants to purchase 1,833,568 shares. We received proceeds of $2,348,763 related to the exercise of the warrants;

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

ZAGG INCORPORATED

Date: November 12, 2009	By:	/s/ Robert G. Pedersen II
Robert G. Pedersen II,
President and Chief Executive Officer

Date: November 12, 2009	By:	/s/ Brandon T. O'Brien
Chief Financial Officer (Principal financial officer)