Form 10-K
period 2009-12-31
Zagg INC
filed 2010-03-15
CIK 1296205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer [  ] Accelerated filer ☑ Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 was $97,163,488.  For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding for the Registrant’s common stock as of March 12, 2010 was 21,717,445.

ZAGG INCORPORATED

2009 FORM 10-K

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

ITEM 1.                      BUSINESS

Our Business

Headquartered in Salt Lake City, Utah, ZAGG Incorporated designs, manufactures and distributes protective coverings, audio accessories and power solutions for consumer electronic and hand-held devices under the brand names invisibleSHIELD™, ZAGGaudio™, and ZAGGskins™.

Our flagship product, invisibleSHIELD, is made from a protective film covering that was developed originally to protect the leading edges of rotary blades of military helicopters. We determined that this same film product could be configured to fit onto the surface of electronic devices and marketed to consumers for use in protecting such devices from everyday wear and tear; including scratches, scrapes, debris and other surface blemishes. The film also permits touch sensitivity, meaning it can be used on devices that have a touch-screen interface. The invisibleSHIELD film material is highly reliable and durable since it was originally developed for use in a high friction, high velocity context within the aerospace industry. The film provides long lasting protection for the surface of electronic devices subject to normal wear and tear. The film is a form of polyurethane substance, akin to a very thin, pliable, flexible and durable clear plastic that adheres to the surface and shape of the object it is applied to.

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

The ZAGGaudio line of electronics accessories and products was released in late 2008, and focuses on innovation and superior value.  The flagship products within ZAGGaudio are the award winning ZAGGbuds™ and ZAGGsmartbuds™ lines.  Previous winners of the coveted CES Design and Innovation award, they have been very well received by professional reviewers, experts and the consumer base.  Other headphone, speaker and audio products have been released and will be released in the coming months and years.

ZAGGskins were introduced in November 2009, and combine customizable, high-resolution images with the scratch protection of ZAGG’s invisibleSHIELD.  To create a ZAGGskin, consumers select from a library of professional designs or upload their own high-resolution personal photos or images.  The printed image, custom designed for their device, is then merged with the exclusive, ultra-tough, patented invisibleSHIELD film, which allows customers to both protect and individualize their gadgets with a single product.

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

We will continue to expand our product offering and focus on innovative products and services that we can target market to our customers based on their purchase history.  When a customer purchases an invisibleSHIELD from ZAGG, we know exactly what type of device they have, as the invisibleSHIELD is custom cut for each device.  With that information we can develop specific marketing plans to sell additional products including power supplies, car chargers, ear buds and other accessory items.  Our current lines of accessory items, including our brands ZAGGaudio and ZAGGskins, are available to our customers through our website at www.ZAGG.com and through our retail distribution channels as well.

As we continue to develop and enhance our brand name and reputation, we anticipate entering into additional complementary industries to provide support to our invisibleSHIELD product line.

Design and Packaging

We design and cut the invisibleSHIELD product for application on thousands of specific electronic devices.  We acquire raw materials from third party sources that are delivered to our facilities and assembled for packaging. In addition, we out-source high volume precision-cutting of the materials, which we consider to be more cost effective.  We then package the configured materials together with an installation kit consisting of a moisture adhesive-activating solution, a squeegee, and instructions for application on specific electronic devices.  We also outsource some of these packaging processes to independent third parties.  We have developed relationships with package assembly, shipping, and logistics companies that allow us to expand our production and shipping capacity as we continue to grow.

We have a patent pending on the process of wrapping an entire gadget body in a transparent, durable and semi-permanent film.  We also custom design each cutout for the film and currently have unique designs for over 4,000 devices.  The cutout designs are developed internally and owned exclusively by us.  We do not own the patent for the base materials, but believe that our relationship with the manufacturer of the raw material is on excellent terms and anticipate no interruption in our ability to acquire adequate supplies of the materials and produce products.

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

We sell the invisibleSHIELD directly, and through our distributors and retail sellers, to consumers of electronic household and hand-held devices.  We sell a significant amount of product for use on Apple’s iPod and iPhone devices.  The invisibleSHIELD covers and protects the iPod and iPhone without detracting in any manner from the look and feel of the device or its functionality.  The handheld electronics industry has continued to market and develop devices with touch screen interfaces.  The invisibleSHIELD is the ideal device protection offering for these types of gadgets, as it does not interfere with the functionality of the device while offering complete scratchproof protection.  We will continue to focus our marketing efforts around these types of gadgets as the premier protection solution while maintaining the overall form and functionality of the device.

To date, we have not partnered with any manufacturers of electronic devices to bundle our products with such devices on initial sale, or to include as part of the device, the application of our products. In the future, we may seek such an arrangement or an alternative co-marketing agreement, but we have not entered into definitive negotiations for such an arrangement as yet.

Market Segments

With over 4,000 invisibleSHIELD products/product configurations available, we have a protective covering for all major market segments of handheld electronic devices, including:  iPods, other brand MP3 players, PDAs, cell phones, laptops, GPS devices, watch faces, and similar devices and surfaces. We intend to continue to configure the invisibleSHIELD product for use in newly developed consumer devices. Unlike manufacturers of competing device cases that need months to design and manufacture customized accessories for new devices, the invisibleSHIELD can be quickly configured and packaged for new devices as they enter the consumer marketplace, making the invisibleSHIELD available for purchase ahead of competing accessories for new electronic devices.

One of our fastest growing market segments is the smart phone consumer.  Most often, smart phone buyers are drawn to the device by its elegant design, as well as its easy-to-use functionality.  However, everyday use often mars the finish on most smart phone devices, screen and other areas that receive wear and tear.  Traditional protective products are bulky and detract from a smart phone’s elegance by covering it up. Other common protectors either do not offer enough protection, or they are not durable enough to properly protect the device. However, an invisibleSHIELD covering is exactly that – invisible – meaning it does not cover up the design, form or functionality of the smart phone and doesn’t inhibit the touch sensitivity for smart phones with touch screen technology.

As sales of electronics continue to grow, we anticipate that sales of our complimentary products will continue to grow, as well.  Four of the largest areas of our market opportunities relate to sales of iPods, cellular telephones, digital cameras and gaming systems.  According to industry sources, over 54,100,000 iPods and over 20,700,000 iPhones were sold in Apple Corporation’s most recent fiscal year.  Over 1.21 billion cell phones were sold worldwide in 2009.  Over 106,000,000 digital cameras were sold in 2009.  Sony’s PSP sold over 60,000,000 units as of December 2009 and Nintendo’s DS Lite sold over 125,000,000 units during the same period.  ZAGG is positioned to serve all of these markets with its after-market invisibleSHIELD products.

Marketing and Distribution

We sell our products directly on our website, through distributors, through kiosk vendors in shopping malls and retail centers, and through electronics retailers.  Our products are available for sale worldwide via our website.  Currently we advertise our products on the Internet and through point of sale displays at retail locations.  We also advertise our products on television and radio both locally and nationally.  We intend to expand our advertising while continuing our advertising strategy over the course of 2010.  We are also seeking to create strategic partnerships with makers of cellular phone devices and electronic accessories.

Indirect Channels

We sell our invisibleSHIELD products through indirect channels including big box retailers, domestic and international distributors, independent Apple retailers, university bookstores and small independently owned consumer electronics stores.  For the year ended December 31, 2009, we sold approximately $22,504,284 of product through these indirect channels, or approximately 58% of our overall net sales for 2009.  We require all indirect channel partners to enter into a reseller agreement with us.

We continue to utilize multiple distributors to market and place our products for sale in the United States and abroad.  We have entered into distribution agreements for many geographic locations including the United States, United Kingdom, Australia, Hong Kong, Saudi Arabia, South Korea, Mexico, Germany and South America for the marketing, distribution and sale of our products.

We are continuously negotiating for new distribution relationships in the United States and abroad to increase the marketing and sale of our products in retail locations.

Website Sales

We sell our products worldwide directly to consumers on our website at www.ZAGG.com.  For the year ended December 31, 2009, we sold approximately $11,000,315 of product on our website, or approximately 29% of our overall net sales for 2009.

We also generated revenue from shipping charges to customers.  For the year ended December 31, 2009, we generated approximately $1,527,034 from shipping charges, or approximately 4% of our overall net sales for 2009.

Mall Kiosk Vendors

We sell our invisibleSHIELD products to kiosk vendors in shopping malls and retail centers.  We enter into agreements with such vendors who purchase the products and resell them to consumers.  For the year ended December 31, 2009, we sold approximately $3,220,039 of product, or approximately 9% of our overall net sales for 2009, through our corporate owned mall carts and to licensed cart owners.  The third party licensed cart owners are required to enter into a standard license and resale agreement with us wherein we charge an upfront license fee that is recognized into revenue over the life of the license.  For the year ended December 31, 2009, we recognized $103,310 related to these license agreements.

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

Intellectual Property Rights:

Patents

We have been awarded patent number US 607,875 by the U.S. Patent and Trademark Office, issued on January 12, 2010.  The patent covers, among other things, design elements of ZAGG’s popular ZAGGbuds in-ear headphones.

We have filed a patent application for a Protective Covering for Electronic Device with the United State Patent and Trademark Office.  The patent relates to the field of protective coverings and systems and methods for covering such devices with thin films.  This includes both partial coverings and full coverings as 0222646/0523.

We have filed for a patent application for Headset with Earphones for new functionality for ZAGGbuds, our popular in-ear headphones as 12/650976.

We have filed for Protective Covering with a Customizable Image for An Electronic Device related to our ZAGGskin products.

Trademarks

We have received the following Trademarks with the United States Patent and Trademark Office as well as those with * as currently pending applications with the United States Patent and Trademark Office.

•	SHIELD ZONE, Serial Number 77146706
•	SHIELD DESIGN TRADEMARK, Serial Number 77148206
•	INVISIBLE SHIELD, Serial Number 77096911*
•	INVISBILE SHIELD (with stylized logo image and shield design)*
•	ZAGGskins*
•	ZAGGbox*

We have filed the following Trademark Applications with the United States Patent and Trademark Office:

•	INVISIBLESHIELD
•	ZAGG
•	APPSPACE
•	ZAGGBOX
•	ZAGGAUDIO

We also claim common law trademark rights to the following marks: “ShieldZone,” “ShieldSpray,” “Inivislbe Invincible,” “Protect Your Digital Life,” “Ultimate Scratch Protection,” “Rise Above,” “ZAGGbuds,” “ZAGGfoam,” “ZAGGwipes,” “Zealous About Great Gadgets,” “ZAGGskins,” “ZAGGsparq” “Z.buds” “ZAGGsmartbuds,” “Z.buds Edge,” “ZAGGbox,” “AppSpace” and “Enhancing and Protecting the Mobile Experience.”

We have also received the following Trademark Applications with the European Community, Australia, Hong Kong, Korea, Mexico and Japan:

•	ZAGG, CTM No. 006328215 – EU
•	ZAGG, Reg. No. 5234734 - JAPAN
•	ZAGG, Reg. No. 1266121 - AUSTRALIA
•	ZAGG, Reg. No. 301217754 - HONG KONG
•	ZAGG, No. 40-2008-0048050 - KOREA
•	ZAGG, Reg. No. 1098228 - MEXICO

We have filed the following Trademark Applications with the trademark offices in the European Community and India:

•	INVISIBLE SHIELD with Design

We have filed for Trademark Applications for APPSPACE in the following jurisdictions:

•	United States
•	Canada
•	European Community
•	Australia
•	China
•	Japan

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

Employees

We have 97 full-time employees and 25 part time employees including our management team.  We have 45 employees in sales and marketing including our website and design, 11 in general and administration, 9 in operations, 7 in technology support, and 28 customer service agents. We have 22 employees employed on an hourly or part-time basis at our retail cart/kiosk locations.  No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes.

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

ITEM 1A.                      RISK FACTORS

Risks Related to our Financial Condition

If we are unable to maintain our accounts receivable financing, we could face a deficiency in our short term cash needs that would negatively impact our business.

We have secured an accounts receivable financing line of credit from an independent finance organization institution that allows us to sell selected accounts receivable invoices to the financial institution in the amount of $4 million. This provides us with the cash needed to finance certain costs and expenses.  At December 31, 2009, we had financing availability, based on eligible accounts receivable, of $3.5 million under this line.  We pay fees based on the length of time that the invoice remains unpaid.  Our accounts receivable financing lender may decide to cease subsequent advances at any time in its discretion, upon our failure to meet certain contractual requirements or upon the occurrence of certain events or contingencies that are out of our control.  In such event, our short-term cash requirements may exceed available cash on hand resulting in material adverse consequences to our business.

Risks Related to our Company and Business

Because sales in consumer electronic accessories are dependent on new products, product development and consumer acceptance, we could experience sharp decreases in our sales and profit margin if we are unable to continually introduce new products and achieve consumer acceptance.

Currently, we generate substantially all of our sales from our consumer and mobile electronics accessories business.  We cannot assure you that we can grow the revenues of our business or maintain profitability. Our consumer accessories business depends, to a large extent, on the introduction and availability of innovative products and technologies. Significant sales of our products in the niche consumer electronic accessories market have fueled the recent growth of our business. We believe that our future success will depend in large partly upon our ability to enhance our existing products and to develop, introduce and market new products and improvements to our existing products.

If we are not able to continually introduce new products that achieve consumer acceptance, our sales and profit margins may decline. Our revenues and profitability will depend on our ability to maintain and generate additional customers and develop new products.  A reduction in demand for our existing products would have a material adverse effect on our business. The sustainability of current levels of our business and the future growth of such revenues, if any, will depend on, among other factors:

▪	the overall performance of the economy and discretionary consumer spending,
▪	competition within key markets,
▪	customer acceptance of newly developed products and services, and
▪	the demand for other products and services.

We cannot assure you that we will maintain or increase our current level of revenues or profits from sales from the consumer and mobile electronics accessories business in future periods.

While we are pursuing and will continue to pursue product development opportunities, there can be no assurance that such products will come to fruition or become successful. Furthermore, while a number of those products are being tested, we cannot provide any definite date by which they will be commercially available. We cannot provide assurance that these products will prove to be commercially viable. We may experience operational problems with such products after commercial introduction that could delay or defeat the ability of such products to generate revenue or operating profits. Future operational problems could increase our costs, delay our plans or adversely affect our reputation or our sales of other products which, in turn, could have a material adverse effect on our success and our ability to satisfy our obligations. We cannot predict which of the many possible future products will meet evolving industry standards and consumer demands. We cannot provide assurance that we will be able to adapt to such technological changes, offer such products on a timely basis or establish or maintain a competitive position.

Because we face intense competition, including competition from companies with significantly greater resources than ours, if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

Our market is highly competitive with numerous competitors. Some of our competitors may have substantially greater financial, technical, marketing, and other resources than we possess, which may afford them competitive advantages over us.  As a result, our competitors may introduce products that have advantages over our products in terms of features, functionality, ease of use, and revenue producing potential.  They may also have more fully developed sales channels for consumer sales including large retail seller arrangements and international distribution capabilities. In addition, new companies may enter the markets in which we compete, further increasing competition in the consumer electronics accessories industry. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common shares.

Because we are dependent on a third party source to acquire sufficient quantities of raw materials to produce our products, any interruption in that relationship could harm our results of operations and our revenues.

We acquire substantially all of our raw materials that we use in our products from two suppliers. Accordingly, we can give no assurance that:

▪	our supplier relationships will continue as presently in effect,
▪	our suppliers will not become competitors,
▪	our suppliers will be able to obtain the components necessary to produce high-quality, technologically-advanced products for us,
▪	we will be able to obtain adequate alternatives to our supply sources should they be interrupted,
▪	if obtained, alternatively sourced products of satisfactory quality would be delivered on a timely basis, competitively priced, comparably featured or acceptable to our customers, and
▪	our suppliers have sufficient financial resources to fulfill its obligations.

Our inability to supply sufficient quality and quantities of products that are in demand could reduce our profitability and have a material adverse effect on our relationships with our customers. If our supplier relationship was terminated or interrupted, we could experience an immediate or long-term supply shortage, which could have a material adverse effect on our business.

Because we do not develop the technology for our products or conduct research into advancing the quality of our products, the impact of technological advancements may cause price erosion and adversely impact our profitability and inventory value

Since we do not make any of our own products and do not conduct our own research, we cannot assure you that we will be able to source technologically advanced products in order to remain competitive. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining prices and inventory obsolescence. Since we maintain a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.

Our estimates of excess and obsolete inventory may prove to be inaccurate; in which case the provision required for excess and obsolete inventory may be understated or overstated.  Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and operating results.

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

Our success depends on the skills, experience and performance of key members of our management team including Mr. Robert G. Pedersen II, our CEO, and Brandon T. O’Brien, our CFO. We do not have an employment agreement with Mr. Pedersen or Mr. O’Brien. We do not have employment agreements with any other members of our senior management team. Each of those individuals without long-term employment agreements may voluntarily terminate his employment with the Company at any time upon short notice. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although we intend to issue stock options or other equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

We do not have minimum purchase quantities from our customers in our customer contracts.

Sales of our products are made by written purchase orders and are terminable at will by either party. The unexpected loss of all or a significant portion of sales to any one of our large customers could have a material adverse effect on our performance.

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

If our products contain defects, our reputation could be harmed and our results of operations adversely affected.

Some of our products may contain undetected defects due to imperfections in the underlying base materials used for our invisibleSHIELD product line, or manufacturing defects related to our audio and charging products. The occurrence of defects or malfunctions could result in financial losses for our customers and in turn increased warranty claims from our customers and diversion of our resources. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales.

Because we experience seasonal and quarterly fluctuations in demand for our products, no one quarter is indicative of our results of operations for the entire fiscal year.

Our quarterly results may fluctuate quarter to quarter as a result of market acceptance of our products, the mix, pricing and presentation of the products offered and sold, the hiring and training of additional personnel, the timing of inventory write downs, the cost of materials, the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors. We are also affected by seasonal buying cycles of consumers, such as the holiday season, and the introduction of popular consumer electronics, such as a new introduction of products from Apple Corporation.  Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Because we have limited protection on the intellectual property underlying our products, we may not be able to protect our products from the infringement of others and may be prevented from marketing our products.

We do not own proprietary rights with respect to the film we use in our products. We have a patent pending with respect to the covering of electronic devices with clear protective films. In addition, we own and keep confidential the design configurations of the film and the product cut designs which are our copyrights. We seek to protect our intellectual property rights through confidentiality agreements with our employees, consultants and partners. However, no assurance can be given that such measures will be sufficient to protect our intellectual property rights or that the intellectual property rights that we have are sufficient to protect other persons from creating and marketing substantially similar products. If we cannot protect our rights, we may lose our competitive advantage. Moreover, if it is determined that our products infringe on the intellectual property rights of third parties, we may be prevented from marketing our products.

Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require us to either enter into royalty or license agreements which are not advantageous to us or pay material amounts of damages.  In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products.

The current economy is depressing consumer spending patterns, which could adversely affect our business.

Consumer spending patterns, especially discretionary spending for products such as mobile, consumer and accessory electronics, are affected by, among other things, prevailing economic conditions, energy costs, raw material costs, wage rates, inflation, interest rates, consumer debt consumer confidence and consumer perception of economic conditions. A general slowdown in the U.S. and certain international economies or an uncertain economic outlook could have a material adverse effect on our sales and operating results.

The recent disruptions in the national and international economies and financial markets and the related increases in unemployment are depressing consumer confidence and spending. If such conditions persist, consumer spending will likely decline further and this would have an adverse effect on our business and our results of operations.

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

We intend to grow our business by expanding our sales, administrative and marketing organizations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

▪	expand our systems effectively or efficiently or in a timely manner;
▪	allocate our human resources optimally;
▪	meet our capital needs;
▪	identify and hire qualified employees or retain valued employees; or
▪	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

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

If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Our management, including our chief executive officer and principal financial officer, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become ineffective because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to consider our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock. For the year ended December 31, 2009, our independent registered public accountant, Hansen, Barnett & Maxwell, P.C., was required under Section 404 of the Sarbanes-Oxley Act of 2002 to audit or give an opinion on the effectiveness of our internal controls.  While our internal controls did not have any identified material weaknesses for the year ended December 31, 2009, Hansen, Barnett & Maxwell, P.C. will be required to audit the effectiveness of our internal controls and determine whether any material deficiencies exist in the future. There is a risk that Hansen, Barnett & Maxwell, P.C. will not be able to determine that we maintained, in all material respects, effective internal control over our financial reporting as of December 31, 2010. In addition to the risk that Hansen, Barnett & Maxwell, P.C. may not be able to determine that we maintained effective internal controls, any failure to develop or maintain effective controls, or difficulties encountered in their implementation, or other effective improvement of our internal controls could harm our operating results.

Because we distribute products internationally, economic, political and other risks associated with our international sales and operations could adversely affect our operating results.

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States accounted for approximately 15% of our revenue from continuing operations in fiscal 2009.  Accordingly, our future results could be harmed by a variety of factors, including:

▪	changes in foreign currency exchange rates;
▪	exchange controls;
▪	changes in regulatory requirements;
▪	changes in a specific country's or region's political or economic conditions;
▪	tariffs, other trade protection measures and import or export licensing requirements;
▪	potentially negative consequences from changes in tax laws or application of such tax laws;
▪	difficulty in staffing and managing widespread operations;
▪	changing labor regulations;
▪	requirements relating to withholding taxes on remittances and other payments by subsidiaries;
▪	different regimes controlling the protection of our intellectual property;
▪	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions; and
▪	restrictions on our ability to repatriate dividends from our subsidiaries.

Our international operations are affected by global economic and political conditions.  Changes in economic or political conditions in any of the countries in which we operate could result in exchange rate movement, new currency or exchange controls or other restrictions being imposed on our operations.

Risks Related to the Company’s Securities

Because the price of our common stock has been, and may continue to be, volatile our shareholders may not be able to resell shares of our common stock at or above the price paid for such shares.

The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our common stock unsuitable for many investors. For example, for the two years ended December 31, 2009, the closing price of our common stock ranged from a high of $7.55 to a low of $0.60 per share. At times, the fluctuations in the price of our common stock may have been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our common stock. The price of our common stock may also have been influenced by:

▪	fluctuations in our results of operations or the operations of our competitors or customers;
▪	the aggregate amount of our outstanding debt and perceptions about our ability to make debt service payments;
▪	failure of our results of operations and sales revenues to meet the expectations of stock market analysts and investors;
▪	reductions in demand or expectations regarding future demand by our customers;
▪	changes in stock market analyst recommendations regarding us, our competitors or our customers;
▪	the timing and announcements of technological innovations, new products or financial results by us or our competitors;
▪	increases in the number of shares of our common stock outstanding; and
▪	changes in our industry.

Based on the above, we expect that our stock price will continue to be extremely volatile. Therefore, we cannot guarantee that our investors will be able to resell our common stock at or above the price at which they purchased it.

Because we may, at some time in the future, issue additional securities, shareholders are subject to dilution of their ownership.

Although we have no plans to raise additional capital, we may at some time in the future do so. Any such issuance would likely dilute shareholders’ ownership interest in our company and may have an adverse impact on the price of our common stock. In addition, from time to time we may issue shares of common stock in connection with equity financing activities or as incentives to our officers and business partners. We may expand the number of shares available under stock incentive and option plans, or create new plans. All issuances of common stock would be dilutive to your holdings in our company. If your holdings are diluted, the overall value of your shares may be diminished and your ability to influence shareholder voting will also be harmed.

If our common stock fails to meet the listing requirements of NASDAQ and is delisted from trading on the NASDAQ, the market price of our common stock could be adversely affected.

Our common stock is currently listed on the NASDAQ Global Select Market under the symbol “ZAGG”. The NASDAQ’s listing requirements include a requirement that, for continued listing, an issuer’s common shares trade at a minimum bid price of $1.00 per share. This requirement is deemed breached when the bid price of an issuer’s common shares closes below $1.00 per share for 30 consecutive trading days.  Our stock is not currently trading at below $1.00, and closed at $3.92 at December 31, 2009.  If we were to trade below $1.00 for 30 consecutive days, we may transfer our stock listing to the NASDAQ Capital Market following receipt of a notice of delisting and receive an additional six month grace period to regain compliance, take certain other actions to increase our stock price prior to being delisted from NASDAQ or otherwise challenge any action by NASDAQ to delist our common stock.  There can be no assurance that these actions will be successful in maintaining our listing on NASDAQ or the trading market for our stock.  A delisting of our common stock from the NASDAQ or a transfer to the Capital Market tier of NASDAQ could adversely affect the liquidity of the trading market for our stock and therefore the market price of our common stock.

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

Our Chief Executive Officer and Chief Financial Officer own or control at least 20% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in shareholders receiving a premium over the market price for our shares.

We estimate that approximately 20% of our outstanding shares of common stock are owned and controlled by our Chief Executive Officer and our Chief Financial Officer.  Such concentrated control of our company may adversely affect the price of our common stock.  Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations.  Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Accordingly, the existing principal stockholders together with our directors and executive officers will have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required.  If you acquire shares, you may have no effective voice in the management of the Company.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

Real Property

Our principal executive offices facilities are currently located in 24,000 square feet of office and warehouse space located at 3855 South 500 West, Suites B, C, J, K, L and R, Salt Lake City, Utah 84115.  In June 2009, we signed a master lease agreement covering all of the suites that expires June 30, 2014 at a monthly lease rate of $14,500.  We also lease office facilities located in 1,500 square feet of office space located at 470 North University Avenue, Provo, Utah.  In June 2009, we signed a lease agreement that expires June 14, 2010 at a monthly lease rate of $1,350.  We believe these facilities are adequate for the foreseeable future.

ITEM 3.         LEGAL PROCEEDINGS

We are not presently party to any legal proceedings.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2009, no matter was submitted to a vote of security holders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on The Nasdaq Capital Market of The Nasdaq Market under the symbol ZAGG.  The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in dollars per share) of our common stock as reported or quoted on The Nasdaq Capital Market.

2009 Quarter Ended	High	Low
December 31, 2009	$6.83	$3.53
September 30, 2009	$7.55	$4.80
June 30, 2009	$7.01	$1.83
March 31, 2009	$2.20	$0.90

2008 Quarter Ended	High	Low
December 31, 2008	$1.09	$0.60
September 30, 2008	$1.17	$0.65
June 30, 2008	$0.82	$0.56
March 31, 2008	$0.97	$0.59

Holders of Common stock

At March 12, 2010, there were approximately 46 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Empire Stock Transfer.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,111,201	$1.39	2,254,500

On November 13, 2007, the Board of Directors adopted the ZAGG Incorporated 2007 Stock Incentive Plan wherein we may issue an aggregate of 2,000,000 options to purchase shares of our common stock or shares of our common stock.  On July 16, 2009, the Company’s shareholders approved an amendment to the 2007 Incentive Plan to increase the number of shares issuable under the 2007 Incentive Plan to 5,000,000.  As of December 31, 2009, there were 2,254,500 shares available for grant under the 2007 Incentive Plan.

Recent Sales of Unregistered Securities

We issued options to purchase 1,181,500 shares of our common stock during the year ended December 31, 2009.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2009, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies) and a peer group index composed of consumer electronics accessory companies, the members of which are identified below (the “Peer Group”) for the same period.  The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

The Peer Group consists of consumer electronics accessory companies that have securities traded on the Nasdaq Stock Market.  The members of the Peer Group are: iGo, Inc., Plantronics Inc., Comarco, Inc., Logitech International, S.A., and Universal Electronics Inc.

ITEM 6.        SELECTED FINANCIAL DATA

Selected Consolidated Financial Data (amounts in thousands, except per share data):

	Year ended December 31,
	2009	2008	2007	2006	2005
STATEMENT OF OPERATIONS DATA:
Net sales	$38,361,747	$19,791,603	$5,135,715	$2,777,036	$728,786
Operating income (loss)	5,710,051	2,378,949	(1,237,550)	(224,618)	242 281
Net income (loss)	3,381,429	2,098,962	(759,511)	(141,253)	158,376
Net income (loss) per share:
Basic	$0.16	$0.11	$(0.05)	$(0.01)	$0.02
Diluted	0.15	0.11	(0.05)	(0.01)	0.02
Weighted average shares:
Basic	20,633,812	18,971,399	16,139,177	10,052,808	10,000,000
Diluted	22,989,039	19,265,229	16,139,177	10,052,808	10,000,000

BALANCE SHEET DATA:
Total assets	$18,898,480	$8,454,915	$3,724,135	$1,027,253	$316,717
Current assets	17,435,306	7,843,576	3,318,617	791,320	233,092
Current liabilities	5,011,519	2,638,188	803,788	870,793	157,341
Stockholders’ equity	13,886,961	5,816,727	3,364,465	144,373	159,376

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

Overview

ZAGG, Inc. designs, manufactures and distributes protective clear coverings and accessories for consumer electronic and hand-held devices worldwide under the brand names invisibleSHIELD and ZAGGaudio.  The invisibleSHIELD is a protective, high-tech patented film covering, designed for iPods, laptops, cell phones, digital cameras, PDAs, watch faces, GPS systems, gaming devices, and other items. The patent-pending invisibleSHIELD application of clear protective film covering a device is the first scratch protection solution of its kind on the market, and has sold millions of units.  Currently, ZAGG offers over 4,000 precision pre-cut designs with a lifetime replacement warranty through ZAGG.com, major retailers like Best Buy, Radio Shack, and Cricket, resellers, college bookstores, Mac stores, mall kiosks, and other online retailers. The company continues to increase its product lines to offer additional electronic accessories and services to its tech-savvy customer base.

To recap our results for 2009:

•	Our revenue grew 94% from $19.8 million in 2008 to $38.4 million in 2009.

•
Our sales growth in 2009 was the result of strong demand from customers in our indirect channel category due to increased consumer adoption of our invisibleSHIELD product line and the addition of new customers.  Our sales through our website ZAGG.com and through our mall kiosk program also increased in absolute dollars over 2008, but decreased as a percentage of overall sales due to the significant sales in the indirect channel.

•
Our full year 2009 operating income increased by 140% to $5.7 million from $2.4 million in 2008.  Our operating margin percentage increased from 12.0% in 2008 to 14.9% in 2009 despite the decrease in our gross margin percentage from 66.7% in 2008 to 57.5% in 2009.  The decrease in gross margin rate was due primarily to sales mix, as a higher percentage of our total sales was comprised of our lower-margin indirect channel sales.

•
Our full year 2009 fully diluted earnings per share increased by 40.7% over 2008 while the number of shares used in the fully diluted earnings per share calculation increased by 19.3% during the same period.

Our strategic business objectives for 2010 include the following:

•	Continue to expand the distribution of our products through additional indirect channel partners;

•	increase our SKUs with our existing customers;

•	continue to grow our traffic and sales through our website www.ZAGG.com; and

•	continue to develop new products to introduce to our tech-savvy customer base.

We intend for the following discussion of our financial condition and results of operations to provide information that will assist in understanding our consolidated financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our consolidated financial statements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Significant estimates include the allowance for doubtful accounts, inventory valuation allowances, sales returns and warranty liability, the useful life of property and equipment, stock-based compensation expense and income taxes.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements.  Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We record revenue when persuasive evidence of an arrangement exists or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  Our revenue is derived from sales of our products through our indirect channel including retailers and distributors and through our direct channel including ZAGG.com and our corporate owned mall kiosks, and from the fees derived from the sale of exclusive independent distributor licenses related to the kiosk program.  For sales of product, our standard shipping terms are FOB shipping point and we record revenue when the product is shipped, net of estimated returns and discounts.  For some customers, the contractual shipping terms are FOB destination, for these shipments, we record revenue when the product is delivered, net of estimated returns and discounts.  For license fees, we recognize revenue on a straight-line basis over the life of the license term.

Any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Reserve for Sales Returns and Warranty Liability

Our return policy generally allows its end users and retailers to return purchased products for refund or in exchange for new products within 30 days of end user purchase.  Due to the nature of the invisibleSHIELD product line, returns are generally not salvageable and are not included in inventory.  We estimate a reserve for sales returns and record that reserve amount as a reduction of sales and as a sales return reserve liability.

We generally provide the ultimate consumer a warranty with each product and accrue warranty expense at the time of the sale based on our prior claims history.  Actual warranty costs incurred are charged against the accrual when paid.  During the years ended December 31, 2009, 2008 and 2007, warranty expense and the reserve for warranty liability, respectively, was not material.

Shipping and Handling Costs

Outbound shipping charges to customers are included in sales and were $1,527,034, $1,067,719 and $360,513 for the years ended December 31, 2009, 2008 and 2007.  Outbound shipping related costs, including picking, packaging and preparing customer orders for shipment, are included in costs of sales and totaled $4,917,909, $2,267,898 and $607,745 for the years ended December 31, 2009, 2008 and 2007.

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

Stock-based compensation

As required by generally accepted accounting principles, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements based upon the fair value of such equity instruments granted.  For the years ended December 31, 2009, 2008 and 2007, we recognized stock-based compensation expense of $664,792, $406,064 and $845,000, respectively, related to the issuance of common stock and options issued under its stock incentive plan.

Research and development

Research and development costs, if any, are expensed as incurred.  For the years ended December 31, 2009, 2008 and 2007, research and development costs were not material and included in the accompanying statements of operations in other selling, general and administrative expenses.

Advertising

General advertising is expensed as incurred.

Foreign Currency Transactions

Our primary operations are at the parent level which uses the U.S. dollar (USD) as our functional currency.   The British Pound is the functional currency of our operating subsidiary.  The respective balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement.  The corresponding translation adjustments are included as part of stockholders’ equity in the accompanying Financial Statements.

Segment Reporting

The accounting guidance requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by our chief operating decision makers in deciding how to allocate resources and in assessing performance.  Management believes that we have only one reportable segment in accordance with accounting guidance because our business consists of sales of consumer electronics accessories, primarily related to the invisibleSHIELD product line.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 810 (originally issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R). Among other items, ASC 810 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. ASC 810 is effective for calendar year companies beginning on January 1, 2010.  We do not believe the adoption of ASC 810 will have a significant impact on our financial position, results of operations, cash flows, or disclosures.

On September 23, 2009, the FASB ratified Emerging Issues Task Force Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF 00-21, also titled Revenue Arrangements with Multiple Deliverables.  EITF 08-1 will be effective for annual reporting periods beginning January1, 2011 for calendar-year entities.  We are currently evaluating the impact of EITF 08-1 on our financial position, results of operations, cash flows, and disclosures.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated.
	Year Ended December 31,
(in thousands)	2009		2008		2007
Net sales	$38,362	100.0%	$19,792	100.0%	$5,136	100.0%
Cost of sales	16,309	42.5	6,594	33.3	1,341	26.1
Gross profit	22,053	57.5	13,198	66.7	3,795	73.9
Advertising and marketing	5,846	15.2	3,976	20.1	945	18.4
Selling, general and administrative	10,497	27.4	6,843	34.6	4,088	79.6
Operating income	5,710	14.9	2,379	12.0	(1,238)	(24.1)
Interest expense	(231)	(0.1)	(6)	(0.0)	(31)	(0.1)
Interest and other income	34	0.0	227	1.1	61	0.0
Income before income taxes	5,513	14.4	2,600	13.1	(1,208)	(23.5)
(Provision) benefit for income taxes	(2,132)	(5.6)	(501)	(2.5)	449	1.0
Net income	$3,381	8.8%	$2,099	10.6%	$(759)	(1.5)%

YEAR ENDED DECEMBER 31, 2009 AS COMPARED TO THE YEAR ENDED DECMEBER 31, 2008

Net sales

Net sales for the year ended December 31, 2009 were $38,361,747 compared to net sales of $19,791,603 for the year ended December 31, 2008, an increase of $18,570,144 or 94%.

For the year ended December 31, 2009, sales of our invisibleSHIELD product line accounted for approximately 95% of our revenues.  We have experienced significant growth in our indirect channel to Big Box retailers like Best Buy and Radio Shack and both domestic and foreign electronics accessory distributors.  We are still focused on distribution through our mall kiosk program and through our website www.ZAGG.com, but the significant growth for 2009 was through our indirect channel as we began selling through additional customers and expanded our SKU count in our current customers.  For the year ended December 31, 2009, approximately 58% of our overall net sales was through our indirect channel, 29% was through our website, 9% was through our mall cart and kiosk programs and 4% for shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping and fulfillment costs.  For the year ended December 31, 2009, cost of sales amounted to $16,308,501 or approximately 43% of net sales as compared to cost of sales of $6,593,718 or 33% of net sales for the year ended December 31, 2008.  The increase in cost of sales as a percentage of net revenues for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is attributable to the overall sales mix shift to wholesale customers which have a lower average selling price than our internet sales which have historically represented a larger percentage of the total sales.

Gross profit

Gross profit for the year ended December 31, 2009 was $22,053,246 or approximately 57% of net sales as compared to $13,197,885 or approximately 67% of net sales net sales for the year ended December 31, 2008.  The decrease in gross profit percentage was again due to the sales mix shift from direct internet sales to indirect customers which have a lower average selling price.  As we continue to grow our business, we will have increased sales to our indirect customers which will continue to put pressure on our gross profit margins.  We were successful in the fourth quarter of 2009 to negotiate better pricing on some of our raw materials that helped to offset the margin pressure from the increased sales to our indirect customers.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for year ended December 31, 2009 were $16,343,195, an increase of $5,524,259 from total operating expenses for year ended December 31, 2008 of $10,818,936.  The increases are primarily attributable to the following:

•
For the year ended December 31, 2009, salaries and related taxes increased by $1,251,569 to $4,148,488 from $2,896,919 for the year ended December 31, 2008, which includes $642,095 in expenses related to the issuance of common stock and options to our employees.  We have added additional staff during 2009 to accommodate our continued growth.  As we increase the sales of our products through additional distribution channels, we do not anticipate having to increase our headcount significantly.

•
For the year ended December 31, 2009, marketing, advertising and promotion expenses were $5,845,801, an increase of $1,869,786 as compared to $3,976,015, for the year ended December 31, 2008.  We continue to invest heavily in the development of the invisibleSHIELD and ZAGG brands through internet key word advertising, traditional print media, television and radio advertising and through the use of coupons.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.  During fiscal 2010, we intend to continue to expand our marketing efforts related to our existing products and for our new product introductions.

•
For the year ended December 31, 2009, other selling, general and administrative expenses, net of salaries and related taxes described above, were $ 6,348,906 compared to $3,946,002 for the year ended December 31, 2008.  The overall increase in other selling, general and administrative expenses is attributable to the following factors.  We recorded an impairment charge of $712,000 related to the Brighton Partners note receivable and accompanying interest as it was determined in the fourth quarter that the note had been impaired, we increased our reserve for doubtful accounts by $380,000 due to the failure of a major foreign distributor and the inability of several of our smaller customers to pay balances due to us because of the overall credit crisis during 2009, increased rent expense of $96,955 as we increased our office facilities and increased warehouse rent, increased legal and accounting expenses of $338,108 due primarily to our requirements under the Sarbanes-Oxley Act and increased credit card and bank fees of $213,381 due to increased credit card transaction processing.

Income (loss) from operations

We reported income from operations of $5,710,051 for the year ended December 31, 2009 compared to income from operations of $2,378,949 for the year ended December 31, 2008, an increase of $3,331,102.  The increased income from operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is primarily attributable to the overall increase in sales due to continued consumer adoption of the invisibleSHIELD product line, the addition of new customers and the expansion of additional SKUs with our current customers.

Other income

For the year ended December 31, 2009, total other expense was $196,612 compared to other income of $221,201 for the year ended December 31, 2008.  The decrease is primarily attributed to the interest charges we incur as a result of drawing on our line of credit and a decrease in interest income with the impairment of notes receivable.  We recognized an income tax expense of $2,132,010 for the year ended December 31, 2009 compared to income tax expense of $501,188 for the year ended December 31, 2008.

Net income

As a result of these factors, we reported net income of $3,381,429 or $0.15 per share for the year ended December 31, 2009 versus net income of $2,098,962 or $0.11 per share for the year ended December 31, 2008.

Liquidity and Capital Resources

	Year Ended December 31, 2009	Increase (Decrease)	Year Ended December 31, 2008	Increase (Decrease)	Year Ended December 31, 2007
Cash provided by (used in) operating activities	$1,700,642	$1,897,326	$(196,684)	$645,806	$(842,490)
Cash used in investing activities	(1,804,737)	(909,725)	(895,012)	(699,785)	(195,227)
Cash provided by financing activities	4,009,199	3,981,066	28,133	(2,670,471)	2,698,550

	December 31, 2009	Increase	December 31, 2008
Cash	$4,970,756	3,905,104	$1,065,652
Working capital	12,423,787	7,218,399	5,205,388

Net cash provided by operating activities in 2009 was $1,700,642, compared to cash used in operating activities of $196,684 during 2008.  The increase in cash flows from operating activities in 2009 compared to 2008 was primarily due to an overall increase in net income and a reduction in accounts receivable.  Accounts receivable decreased due to increased customer management and the increase to the allowance for doubtful accounts of $466,219 due to the inability to collect from customers due to the overall economic downturn.  Cash provided by operating activities was partially offset by an increase in prepaid expenses of $813,838 primarily due to deposits on inventory purchases related to the ZAGGaudio and ZAGGbox product lines and an overall increase in inventory levels of $316,290 due to increasing our overall safety stock related to our invisibleSHIELD business.

Net cash used in investing activities during 2009 was $1,804,737 as compared to $895,012 during 2008.  The increase in cash used for investing activities in 2009 compared to 2008 was due to the payments made to HzO related to the waterproofing technology.  These payments were accounted for through a convertible bridge loan.  We also increased capital expenditures by $194,371 related to the purchase of computer equipment and leasehold improvements at our facilities.

Net cash provided by financing activities was $4,009,199 during 2009 as compared to $28,133 during 2008.  Proceeds from warrant exercises were $2,498,388 during 2009 and proceeds from option exercises were $468,948.

We reported a net increase in cash for the year ended December 31, 2009 of $3,905,104.

For the years ended December 31, 2009 and 2008, we generated revenues of $38,361,747 and $19,791,603, respectively and had net income of $3,381,429 and $2,098,962, respectively, and had cash flow from operations of $1,700,642 and negative cash flow from operating activities of $196,684, respectively.  As of December 31, 2009, we had stockholders’ equity of $13,886,961, retained earnings of $4,738,003, working capital of $12,423,787, accounts payable of $2,781,425, deferred revenues of $262,937, sales returns liability of $550,201, accrued wages and wage related expenses of $164,495 and accrued liabilities of $1,252,461.  Management believes that existing cash, along with cash generated from the collection of accounts receivable, our line of credit and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

Off Balance Sheet Arrangements

As of December 31, 2009, there were no off balance sheet arrangements.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business.  These risks result primarily from changes in foreign currency exchange rates and interest rates.  In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.

To date we have not utilized derivative financial instruments or derivative commodity instruments.  We do not expect to employ these or other strategies to hedge market risk in the foreseeable future.  We invest our cash in money market funds, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial.

See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure.  Market risk, calculated as the potential change in fair value of our cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2009.

ITEM 8.                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth below should be read together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com
Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ZAGG Incorporated

We have audited the accompanying consolidated balance sheets of ZAGG Incorporated and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZAGG Incorporated and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ZAGG Incorporated’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion.

/s/ HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 12, 2010

ZAGG INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

ASSETS

Current assets
Cash	$4,970,756	$1,065,652
Accounts receivable, net	5,450,722	3,593,887
Inventories	3,695,840	1,913,297
Prepaid expenses and other current assets	1,836,335	676,077
Notes receivable	75,000	513,000
Convertible bridge loan	1,151,000	-
Deferred income tax assets	255,653	81,663

Total current assets	17,435,306	7,843,576

Property and equipment, net	887,705	549,370

Deferred income tax assets	446,154	4,937

Deposits and other assets	9,688	9,688

Intangible assets, net	119,627	47,344

Total assets	$18,898,480	$8,454,915

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable	$-	$20,223
Accounts payable	2,781,425	1,626,390
Accrued liabilities	1,252,461	212,754
Accrued wages and wage related expenses	164,495	121,112
Deferred revenue	262,937	366,590
Sales returns liability	550,201	291,119

Total current liabilities	5,011,519	2,638,188

Total liabilities	5,011,519	2,638,188

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
21,711,862 and 19,163,995 shares issued and outstanding, respectively	21,712	19,165
Additional paid-in capital	9,239,285	4,547,618
Cumulative translation adjustment	(112,039)	(106,630)
Retained earnings	4,738,003	1,356,574

Total stockholders' equity	13,886,961	5,816,727

Total liabilities and stockholders' equity	$18,898,480	$8,454,915

See accompanying notes to consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007

Net sales	$38,361,747	$19,791,603	$5,135,715
Cost of sales	16,308,501	6,593,718	1,340,850

Gross profit	22,053,246	13,197,885	3,794,865

Operating expenses:
Advertising and marketing	5,845,801	3,976,015	944,715
Selling, general and administrative	10,497,394	6,842,921	4,087,700

Total operating expenses	16,343,195	10,818,936	5,032,415

Income (loss) from operations	5,710,051	2,378,949	(1,237,550)

Other income (expense):
Interest expense	(231,445)	(6,022)	(31,452)
Interest and other income	34,833	227,223	60,671

Total other (expense) income	(196,612)	221,201	29,219

Income (loss) before benefit (provision) for income taxes	5,513,439	2,600,150	(1,208,331)

Income tax (provision) benefit	(2,132,010)	(501,188)	448,820

Net income (loss)	$3,381,429	$2,098,962	$(759,511)

Basic net income (loss) per common share	$0.16	$0.11	$(0.05)

Diluted net income (loss) per common share	$0.15	$0.11	$(0.05)

Weighted average number of shares outstanding - basic	20,633,812	18,971,399	16,139,177

Weighted average number of shares outstanding - diluted	22,989,039	19,265,229	16,139,177

See accompanying notes to consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
			Additional	Retained	Cumulative	Total
	Common Stock		Paid-in	Earnings	Translation	Stockholders'
	Shares	Amount	Capital	(Deficit)	Adjustment	Equity

Balances, December 31, 2006	10,175,000	$10,175	$117,075	$17,123	$-	$144,373

Issuance of common stock and warrants for cash	3,610,856	3,611	2,736,633	-	-	2,740,244

Issuance of common stock with reverse merger	3,346,000	3,346	(3,346)	-	-	-

Issuance of common stock in conversion of debt	862,139	863	299,138	-	-	300,001

Issuance of common stock to employees	860,000	860	844,140	-	-	845,000

Issuance of warrants for settlement of dispute	-	-	82,729	-	-	82,729

Issuance of warrants associated with short-term loan	-	-	15,495	-	-	15,495

Foreign currency translation loss	-	-	-	-	(3,866)	(3,866)

Net loss	-	-	-	(759,511)	-	(759,511)

Balances, December 31, 2007	18,853,995	18,855	4,091,864	(742,388)	(3,866)	3,364,465

Issuance of common stock to employees and consultants	210,000	210	178,229	-	-	178,439

Issuance of common stock for exercise of warrants	100,000	100	38,762	-	-	38,862

Option expense	-	-	238,763	-	-	238,763

Foreign currency translation loss	-	-	-	-	(102,764)	(102,764)

Net income	-	-	-	2,098,962	-	2,098,962

Balances, December 31, 2008	19,163,995	19,165	4,547,618	1,356,574	(106,630)	5,816,727

Issuance of common stock to employees	80,000	80	282,720	-	-	282,800

Option exercises	634,299	633	467,881	-	-	468,514

Warrant exercises	1,833,568	1,834	2,275,071	-	-	2,276,905

Warrant grant	-	-	221,917	-	-	221,917

Foreign currency translation loss	-	-	-	-	(5,409)	(5,409)

Option expense	-	-	381,992	-	-	381,992

Excess tax benefits related to share-based payments	-	-	1,062,086	-	-	1,062,086

Net Income	-	-	-	3,381,429	-	3,381,429

Balances, December 31, 2009	21,711,862	$21,712	$9,239,285	$4,738,003	$(112,039)	$13,886,961

See accompanying notes to consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$3,381,429	$2,098,962	$(759,511)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Non-cash expense related to stock-based compensation	664,792	406,064	845,000
Excess tax benefits related to share-based payments	(1,062,086)	-	-
Depreciation and amortization	243,119	160,269	86,160
Deferred income tax expense (benefit)	-	370,347	(449,566)
Expense related to issuance of warrants	-	-	82,729
Bad debt expense	466,219	155,695	14,263
Impairment expense for short term note	438,000	-	-
Gain on asset disposals	-	(12,215)	-
Foreign currency translation adjustment	(5,409)	(102,764)	(3,866)
Changes in assets and liabilities
Accounts receivable	(2,323,054)	(3,347,136)	(295,560)
Inventories	(1,782,543)	(1,466,253)	(344,522)
Prepaid expenses and other current assets	(1,160,258)	(315,920)	(225,331)
Accounts payable	1,155,035	1,120,815	210,201
Accrued liabilities	978,643	176,940	17,733
Accrued wages and wage related expenses	43,383	25,575	(26,191)
Deferred revenues	(103,653)	265,679	14,110
Deferred tax liabilities	507,943	-	-
Sales return liability	259,082	267,258	(8,139)

Net cash provided by (used in) operating activities	1,700,642	(196,684)	(842,490)

Cash flows from investing activities
Payments for intangible assets	(79,264)	(4,904)	(48,764)
Payment for convertible bridge loan	(1,151,000)	-	-
Short-term loans	-	(513,000)	-
Proceeds from disposal of equipment	-	2,994	-
Purchase of property and equipment	(574,473)	(380,102)	(146,463)

Net cash used in investing activities	(1,804,737)	(895,012)	(195,227)

Cash flows from financing activities
Payments on debt	(20,223)	(21,867)	(250,000)
Proceeds from notes payable	-	-	200,000
Proceeds from exercise of warrants and options	2,967,336	-	-
Excess tax benefits related to share-based payments	1,062,086	-	-
Proceeds from issuance of common stock and warrants	-	50,000	2,798,550
Payments on convertible note payable - officer	-	-	(50,000)

Net cash provided by financing activities	4,009,199	28,133	2,698,550

Net increase (decrease) in cash and cash equivalents	3,905,104	(1,063,563)	1,660,833

Cash and cash equivalents at beginning of the period	1,065,652	2,129,215	468,382

Cash and cash equivalents at end of the period	$4,970,756	$1,065,652	$2,129,215

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$231,445	$6,022	$17,959
Cash paid during the period for taxes	551,683	-	-

See accompanying notes to consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental schedule of noncash investing and financing activities

For the Year Ended December 31, 2009:

Issued 370,000 warrants to consultants.

Issued 80,000 shares of common stock to employees.

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

See accompanying notes to consolidated financial statements.

ZAGG INCORPORATED AND SUBISDIARY
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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates in 2009 and 2008 include the allowance for doubtful accounts, inventory valuation allowances, sales returns and warranty liability and the useful life of property and equipment and intangible assets.

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

Accounts receivable

The Company sells its products to end-users through indirect distribution channels and other resellers who are extended credit terms after an analysis of their financial condition and credit worthiness.

The Company also accepts orders from its website store and corporate owned kiosk stores and receives credit card payments through its merchant bank.

Credit terms to distributors and resellers, when extended, are based on evaluation of the customers' financial condition and, generally, collateral is not required.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  Management regularly evaluates the allowance for doubtful accounts considering a number of factors.  Accounts receivable are generally due within sixty days of the invoice date and considered past due after sixty days.  Estimated losses are based on the aging of accounts receivable balances, a review of significant past due accounts, and historical write-off experience, net of recoveries.  If the financial condition of the Company’s customers were to deteriorate, whether due to deteriorating economic conditions generally, in the industry, or otherwise, resulting in an impairment of their ability to make payments, additional allowances would be required.

ZAGG INCORPORATED AND SUBISDIARY
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

Intangibles and other long-lived assets

In accordance with Accounting Standards Codification (“ASC”) 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Accounting for Derivatives

The Company evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value adjustment is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as an other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liability at the fair value of the instrument on the reclassification date.

ZAGG INCORPORATED AND SUBISDIARY
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

Revenue recognition

The Company records revenue when persuasive evidence of an arrangement exists or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The Company’s revenue is derived from sales of its products through its indirect channel including retailers and distributors and through its direct channel including ZAGG.com and its corporate owned mall kiosks, and from the fees derived from the sale of exclusive independent distributor licenses related to the kiosk program.  For sales of product, the Company’s standard shipping terms are FOB shipping point and the Company records revenue when the product is shipped, net of estimated returns and discounts.  For some customers, the contractual shipping terms are FOB destination, for these shipments, the Company records revenue when the product is delivered, net of estimated returns and discounts.  For license fees, the Company recognizes revenue on a straight-line basis over the life of the license term.

Any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to its customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Reserve for Sales Returns and Warranty Liability

The Company’s return policy generally allows its end users and retailers to return purchased products for refund or in exchange for new products within 30 days of end user purchase.  The Company estimates a reserve for sales returns and records that reserve amount as a reduction of sales and as a sales return reserve liability.  The sales return liability was $550,201, $291,119 and $23,861 at December 31, 2009, 2008 and 2007, respectively.

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company’s prior claims history.  Actual warranty costs incurred are charged against the accrual when paid.  During the years ended December 31, 2009, 2008 and 2007, warranty expense and the reserve for warranty liability, respectively, was not material.

 Shipping and Handling Costs

Outbound shipping charges to customers are included in sales and were $1,527,034, $1,067,719 and $360,513 for the years ended December 31, 2009, 2008 and 2007.  Outbound shipping related costs, including picking, packaging and preparing customer orders for shipment, are included in costs of sales and totaled $4,917,909, $2,267,898 and $607,745 for the years ended December 31, 2009, 2008 and 2007.

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

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation

As required by generally accepted accounting principles, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements based upon the fair value of such equity instruments granted.  For the years ended December 31, 2009, 2008 and 2007, the Company recognized stock-based compensation expense of $664,792, $406,064 and $845,000, respectively, related to the issuance of common stock and options issued under its stock incentive plan.

Research and development

Research and development costs, if any, are expensed as incurred.  For the years ended December 31, 2009, 2008 and 2007, research and development costs were not material and are included in the accompanying statements of operations in selling, general and administrative expenses.

Advertising and marketing

General advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2009, 2008 and 2007 were $5,845,801, $3,976,015 and $944,715, respectively.  Included in the December 31, 2008 expense was $190,787 related to an infomercial that the company had produced, but subsequently abandoned.

Foreign Currency Transactions

The Company’s primary operations are at the parent level which uses the U.S. dollar (USD) as its functional currency.   The British Pound is the functional currency of the Company’s operating subsidiary.  The respective balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date. The respective statements of operations have been translated into USD using the average exchange rates prevailing during the periods of each statement.  The corresponding translation adjustments are included as part of stockholders’ equity.  For the years ended December 31, 2009, 2008 and 2007, the aggregate foreign currency transaction loss was $5,409, $102,764 and $3,866, respectively.

Segment Reporting

The accounting guidance requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance.  Management believes that the Company has only one reportable segment in accordance with accounting guidance because the Company's business consists of sales of consumer electronics accessories, primarily related to the invisibleSHIELD product line.

Reclassifications

Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.  The reclassifications had no effect on net income.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 810 (originally issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R). Among other items, ASC 810 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. ASC 810 is effective for calendar year companies beginning on January 1, 2010.  The Company does not believe the adoption of ASC 810 will have a significant impact on its financial position, results of operations, cash flows, or disclosures.

On September 23, 2009, the FASB ratified Emerging Issues Task Force Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF 00-21, also titled Revenue Arrangements with Multiple Deliverables.  EITF 08-1 will be effective for annual reporting periods beginning January 1, 2011 for calendar-year entities.  The Company is currently evaluating the impact of EITF 08-1 on its financial position, results of operations, cash flows, and disclosures.

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income Per Common Share

Basic net income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

	Net Income	Weighted Average Shares	Per Share Amount
Year Ended December 31, 2007
Basic EPS	$(759,511)	16,139,177	$(0.05)
Effect of common stock equivalents	—	—	—
Diluted EPS	$(759,511)	16,139,177	$(0.05)

Year Ended December 31, 2008
Basic EPS	$2,098,962	18,971,399	$0.11
Effect of common stock equivalents	—	293,830	—
Diluted EPS	$2,096,962	19,265,229	$0.11

Year Ended December 31, 2009
Basic EPS	$3,381,429	20,633,812	$0.16
Effect of common stock equivalents	—	2,355,227	—
Diluted EPS	$3,381,429	22,989,039	$0.15

The calculation above for the year ended December 31, 2009 excludes the exercise of 175,000 of the outstanding warrants and 247,500 of the outstanding options as the exercise of these warrants and options would have an anti-dilutive effect on earnings per share. The calculation above for the years ended December 31, 2008 and 2007 excludes the exercise of 4,146,953 and 4,299,453 of the outstanding warrants as the exercise of these warrants would have an anti-dilutive effect on earnings per share.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following:

	December 31,
	2009	2008

Accounts receivable	$6,135,877	$3,812,823
Less: Allowance for doubtful accounts	(685,155)	(218,936)
Accounts receivable, net	$5,450,722	$3,593,887

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bad debt expense for the years ended December 31, 2009, 2008 and 2007 was $466,219, $155,695 and $14,263, respectively.  The significant increase for the year ended December 31, 2009 is attributed to foreign distributors that became insolvent as a result of the overall economic downturn during 2009.

On May 13, 2009, the Company entered into an accounts receivable financing agreement with Faunus Group International, Inc. (“FGI”).  The Company may offer to sell its accounts receivable to FGI each month during the term of the Agreement, up to a maximum amount outstanding at any time of $4,000,000.  The Company can sell accounts receivable to FGI on either a credit approved or full recourse basis.  Credit approved invoices are sold to FGI with no recourse, FGI accepts all credit default risk on invoices sold under the credit approved terms.  As of December 31, 2009, the Company had only sold credit approved invoices.  The Company accounted for the sale of the credit approved invoices as a reduction to accounts receivable.  Under the terms of the agreement, the Company is charged a monthly collateral management fee of 0.87% of the average monthly outstanding balance and interest at 7% per annum.  As of December 31, 2009, the Company had outstanding advances of $511,486 with FGI.

NOTE 3 – CONVERTIBLE BRIDGE LOAN

On September 28, 2009 the Company entered into a bridge loan agreement with HzO, Inc., (“HzO”) for $1,151,000.  HzO recently acquired the rights to the Golden Shellback technology developed by Northeast Maritime Institute (“NMI”), Inc. The technology is a molecular, vacuum deposited coating that is nonflammable, has low toxicity and has the ability to weatherproof electronic devices and other surfaces.  The technology was renamed as the HzO Technology.  The Company was granted the exclusive worldwide marketing rights for the HzO technology due to its efforts in assisting HzO in securing the HzO technology.

Under the terms of the bridge loan agreement, the Company has the option, but not the obligation, to convert the bridge loan into shares of Series A Preferred stock of HzO at a conversion price of $0.475 per share.  The Company received a warrant of 300,000 shares of HzO Series A Preferred stock in lieu of interest payments for the loan.  These warrants have not been assigned a value in the accompanying financial statements.  The Company is a party to a guarantee agreement with HzO for an additional $2,000,000 payment to NMI on February 25, 2010 in the event that HzO, with its lead investor vSpring Capital, LLC, to secure the necessary capitalization for HzO to make the payment.  As of the date of this report, the additional payment had not been made.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets is summarized in the table below:

	December 31,
	2009	2008

Interest and other receivables	$69,459	$170,313
Inventory deposits	1,438,135	205,579
Other	328,741	300,185
Total prepaid expenses and other current assets	$1,836,335	$676,077

NOTE 5 – INVENTORIES

Inventory consisted of the following components:

	December 31,
	2009	2008

Finished goods	$778,871	$204,766
Raw materials	2,916,969	1,708,531
Total inventory	$3,695,840	$1,913,297

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		December 31,
		2009	2008
	Useful Lives
Computer equipment and software	3 to 5 years	$431,923	$271,287
Equipment	3 to10 years	452,473	314,412
Furniture and fixtures	7 years	109,392	56,021
Automobiles	5 years	93,002	84,955
Leasehold improvements	1 to 4.75 years	318,180	103,821

		1,404,970	830,496
Less accumulated depreciation		(517,265)	(281,126)

Net property and equipment		$887,705	$549,370

For the years ended December 31, 2009, 2008 and 2007, depreciation expense was $236,139, $156,090 and $81,950, respectively.

NOTE 7 – INTANGIBLE ASSETS

At December 31, 2008, intangible assets consist of legal fees paid in connection with the Company’s patent application of $11,039 and amounts paid to secure the Company’s Internet addresses.  The costs relating to the definite-lived intangible assets are amortized over their estimated useful lives using straight-line amortization.  The useful life for Internet addresses is 10 years.  As of December 31, 2009, the patent had not been granted.  Accordingly, the Company has not begun to amortize the patent costs and will begin amortizing the patent over the legal life of the patent, when the patent is granted.

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

The Company’s definite-lived intangible assets are summarized in the table below:

December 31, 2009	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internet addresses	$124,234	$(15,646)	$108,588

For the years ended December 31, 2009, 2008 and 2007, amortization expense was $6,981, $4,454 and $4,210, respectively.

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

The following table shows the Company’s deferred and current income tax (benefit) expense for the years ended December 31, 2009, 2008 and 2007, as follows:

	2009	2008	2007
Deferred income tax (benefit) expense	$896,853	$501,188	$(448,820)
Current income tax (benefit) expense	1,235,157	—	—
	$2,132,010	$501,188	$(448,820)

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes:

	2009	2008	2007
Tax at statutory rate (34%)	$1,838,699	$884,051	$(412,089)
Non-deductible expense and other	114,849	6,582	3,266
Utilization of NOL carryforward	—	(475,250)	—
State tax, net of federal tax rate	178,462	85,805	(39,997)
	$2,132,010	$501,188	$(448,820)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$255,563	$81,663
Other	3,151	1,209
Loss from foreign subsidiary	80,254	—
Inventory reserve	27,761	—
Stock based compensation	191,659	—
Sales returns accrual	205,225	108,587
Total deferred tax assets	$763,613	$191,459

Deferred tax liabilities:
Property and equipment	$61,896	$104,859
Total gross deferred tax liabilities	61,896	104,859
Net deferred tax assets	$701,717	$86,600

Deferred tax assets, net – current	$255,563	$81,663
Deferred tax assets, net – non-current	446,154	4,937
Net deferred tax assets	$701,717	$86,600

There was no valuation allowance at December 31, 2009 as management believes it is more likely than not that it can realize its deferred tax assets.

NOTE 9 – COMMON STOCK

During 2007, the Company issued 8,618,995 shares of its common stock.  Of such shares 714,286 were issued in conversion of a convertible note payable with a principal balance of $250,000, 3,346,995 shares of common stock in conjunction with the reverse merger transaction, 785,856 were issued in a private placement wherein the Company received $275,050 and paid fees of $47,250 and fee warrants to purchase 52,500 shares of the Company’s common stock at a strike price of $0.35, 147,853 were issued in conversion of a note payable of $50,000 plus accrued interest of $1,749, 1,975,000 were issued along with warrants to purchase 987,500 shares of its common stock at a strike price of $1.30 in a PIPE transaction wherein the Company received $1,975,000 and paid fees of $177,750 and fee warrants to purchase 197,500 shares of the Company’s common stock at a strike price of $1.30, 860,000 shares to employees and affiliates and recorded as compensation expense in the accompanying financial statements, 850,000 were issued along with warrants to purchase 425,000 shares of its common stock at a strike price of $1.30 in a private placement wherein the Company received $850,000 and paid fees of $76,500 and fee warrants to purchase 85,000 shares of the Company’s common stock at a strike price of $1.30.

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2008, the Company issued 310,000 shares of its common stock.  Of such shares, 210,000 were issued to employees and consultants and 100,000 were issued in connection with the exercise of a warrant to purchase 100,000 shares of the Company’s common stock.  The Company received proceeds of $50,000 in connection with the exercise of the warrants.

During 2009, the Company issued 2,547,867 shares of its common stock.  Of such shares, 80,000 were issued to employees, 634,299 were issued in connection with the exercise of stock options and 1,833,568 were issued in connection with the exercise of warrants.  The Company recognized compensation expense in the amount of $282,800 related to the issuance of 80,000 shares to employees and received proceeds of $468,948 related to the option exercises and $2,498,388 related to the exercise of the warrants.

NOTE 10 – STOCK OPTIONS AND WARRANTS

Common Stock Options

In 2007, the Company’s board of directors adopted and in 2008 the Company’s shareholders approved the ZAGG Incorporated 2007 Stock Incentive Plan which provides for the issuance of up to 2,000,000 shares of common stock to the company’s directors, employees, consultants and advisors (the “2007 Incentive Plan”).  The 2007 Incentive Plan provides for awards in the form of options to acquire shares of common stock and restricted stock grants.  The 2007 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors.  On July 16, 2009, the Company’s shareholders approved an amendment to the 2007 Incentive Plan to increase the number of shares issuable under the 2007 Incentive Plan to 5,000,000.  As of December 31, 2009, there were 2,254,500 shares available for grant under the 2007 Incentive Plan.

The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model.  The Company uses historical data to estimate option exercises and employee termination in the option pricing model.  The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding.  The expected volatilities are based on the historical volatility of the Company’s traded stock.  During the year ended December 31, 2009, the Company granted 1,181,500 stock options to employees under the 2007 Incentive Plan.  The following table shows the assumptions used and weighted average value for grants in the years ended December 31, 2009 and 2008.

	2009	2008
Expected annual dividend rate	0.0%	0.0%
Risk-free interest rate	0.17%	1.54%
Average expected life (years)	4.5 years	5 years
Expected volatility of common stock	60.45%	55.8%
Forfeiture rate	20%	15%
Weighted average fair value of option grants	$2.07	$0.90

The Company recorded share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is amortized over the vesting period of the respective option grants.

During the years ended December 31, 2009, 2008 and 2007, the Company recorded equity-based compensation expense of $664,792, $406,064 and $845,000, respectively.

Options are exercisable for a period as defined by the Compensation Committee on the date granted.  The following table summarizes the stock option activity for all of the Company’s plans for the years ended December 31, 2009 and 2008 (there were no options granted for the year ended December 31, 2007):

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009			2008
	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of the year	1,635,000	$0.65	$1,062,750	—	$—
Granted	1,181,500	2.05	2,426,840	1,713,000	0.65
Exercised	(634,299)	0.74	(468,948)	—	—
Forfeited	(71,000)	1.28	(91,380)	(78,000)	0.65
Outstanding at end of the year	2,111,201	1.39	2,929,262	1,635,000	0.65
Exercisable at the end of the year	101,701	$0.65	$65,936	200,000	$0.90

A summary of options outstanding and options exercisable under the Company’s stock option plans at December 31, 2009 is presented below:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.60 – 0.87	1,027,701	3.3 years	$0.62	99,701	$0.62
$1.13 – 2.93	836,000	4.2 years	$1.27	1,000	$1.13
$4.11 – 6.40	247,500	4.7 years	$4.97	—	$—
$0.60 – 6.40	2,111,201	4.2 years	$1.39	100,701	$0.65

The weighted average fair value of options granted during the year ended December 31, 2009 was $2.05.  The weighted average fair value of options granted during the year ended December 31, 2008 was $0.65.  There were no options granted for the year ended December 31, 2007.

The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change the estimated fair value amounts could be significantly different.

Warrants - A summary of warrants granted by the Company during the years ended December 31, 2009, 2008 and 2007 is presented below:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	4,199,453	$1.29	4,299,453	$1.27	—	$—
Granted	370,000	5.03	—	—	4,299,453	1.27
Exercised	(1,833,568)	1.30	(100,000)	0.50	—	—
Outstanding at end of the year	2,735,885	1.69	4,199,453	1.29	4,299,453	1.29
Exercisable at end of the year	2,735,885	$1.69	4,199,453	$1.29	4,299,453	$1.29

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2009, the Company issued warrants for consulting services for 20,000 common shares exercisable at $2.05 per share expiring in 1 year and vesting immediately.  The warrants were valued at $4,527 using the Black-Scholes method with the following assumptions: stock price $2.05, expected life of .2 years; volatility of 62% (using historical volatility to provide an implied volatility as the Company’s options do not trade) and a discount rate of 0.16%.

During the year ended December 31, 2009, the Company issued warrants for sales commissions to an independent third party for 175,000 common shares exercisable at $6.40 per share expiring in 1 year and vesting immediately.  The warrants were valued at $132,907 using the Black-Scholes method with the following assumptions: stock price $6.40, expected life .2 years; volatility of 66% (using historical volatility to provide an implied volatility as the Company’s options do not trade) and a discount rate of 0.14%.

During the year ended December 31, 2009, the Company issued warrants for sales commissions to an independent third party for 175,000 common shares exercisable at $4.00 per share expiring in 1 year and vesting immediately.  The warrants were valued at $82,925 using the Black-Scholes method with the following assumptions: stock price $4.00, expected life .2 years; volatility of 66% (using historical volatility to provide an implied volatility as the Company’s options do not trade) and a discount rate of 0.19%.

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

NOTE 11 – NOTES RECEIVABLE

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

In consideration of the bridge loan, Brighton Partners, LLC executed a secured promissory note with a 3% origination fee and bearing 10% interest for the 90 day term of the note. As of December 31, 2009, the Company determined that the note had become impaired and reserved against the full balance of the note and accrued interest.  The Company recorded a charge of $438,000 for the note receivable and $274,000 for the related accrued interest in the accompanying statements.  The Company will continue to assert its legal rights with relation to the note receivable.

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office and warehouse space, office equipment and mall cart locations under operating leases that expire through December 2014.  Future minimum rental payments required under the operating leases at December 31, 2009 are as follows:

2010	$329,116
2011	170,155
2012	169,805
2013	172,164
2014	88,067
Total	$929,307

For the years ended December 31, 2009, 2008 and 2007, rent expense was $534,435, $427,288 and $194,612, respectively.

From time to time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to environmental and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

NOTE 13 – CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2009.

Concentration of supplier

The Company purchases its raw materials related to the invisibleSHIELD product line primarily from one source.   Management is aware of similar raw materials that would be available from other sources if required and has current plans to immediately engage such resources if necessary.

Concentration of accounts receivable

At December 31, 2009, approximately 67% of the balance of accounts receivable was due from one customer.

NOTE 14 – SEGMENTS

For the years ended December 31, 2009, 2008 and 2007, the Company operated in one segment.  The percentage of sales by geographic region for the years ended December 31, 2009, 2008 and 2007 was approximately:

	2009	2008	2007
United States	85%	83%	88%
Europe	8%	10%	6%
Other	7%	7%	6%

For the year ended December 31, 2009, one customer accounted for 35% of the Company’s sales.  For the year ended December 31, 2008, one customer accounted for 12% of the Company’s sales.  No single customer accounted for more than 10% of the Company’s sales for the year ended December 31, 2007.

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is presented in the following summary:

	Year ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$8,090,951	$9,214,971	$9,728,528	$11,327,297	$38,361,747
Operating income	1,603,892	1,863,110	1,471,288	771,791	5,710,051
Net income	1,028,240	1,194,264	908,081	250,844	3,381,429
Net income per common share: (1)
Basic	$0.05	$0.06	$0.04	$0.01	$0.16
Diluted	0.05	0.05	0.04	0.01	0.15
Weighted average common shares:
Basic	19,185,642	20,062,839	21,540,033	21,701,829	20,633,812
Diluted	19,869,440	22,614,394	24,252,718	23,852,584	22,989,039

	Year ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$2,845,362	$2,739,176	$6,854,916	$7,352,149	$19,791,603
Operating (loss) income	(227,245)	198,456	1,370,706	1,037,032	2,378,949
Net (loss) income	(114,171)	174,703	889,743	1,148,687	2,098,962
Net (loss) income per common share: (1)
Basic	$(0.01)	$0.01	$0.05	$0.06	$0.11
Diluted	(0.01)	0.01	0.05	0.06	0.11
Weighted average common shares:
Basic	18,363,885	18,884,105	18,981,386	19,154,104	18,971,399
Diluted	18,363,885	18,936,055	19,436,146	19,315,043	19,265,229

	Year ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$792,849	$804,458	$1,437,408	$2,101,000	$5,135,715
Operating (loss) income	(262,100)	(32,439)	(749,965)	(193,046)	(1,237,550)
Net (loss) income	(270,572)	(48,293)	(733,194)	292,548	(759,511)
Net (loss) income per common share: (1)
Basic	$(0.02)	$(0.00)	$(0.04)	$0.02	$(0.05)
Diluted	(0.02)	(0.00)	(0.04)	0.02	(0.05)
Weighted average common shares:
Basic	12,695,638	15,168,995	17,631,495	18,825,952	16,169,177
Diluted	12,695,638	15,168,995	17,631,495	18,825,952	16,139,177

(1)
The earnings per common share calculations for each of the quarters were based upon the weighted average number of shares outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per common share amounts.

ZAGG INCORPORATED AND SUBISDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to December 31, 2009, the Company issued 6,250 shares of its common stock in exercise of warrants to purchase 6,250 shares of common stock and received proceeds of $8,125.  The Company also issued 3,500 shares of common stock in exercise of employee options to purchase 3,500 shares of common stock and received proceeds of $4,205. The Company has evaluated subsequent events after the balance sheet date of December 31, 2009 through the time of filing with the SEC on March 12, 2010, which is the date the financial statements were issued.

ITEM 9.              CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act. There have been no other significant changes (including corrective actions with regard to material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness our internal control over financial reporting as of December 31, 2009. Our management's assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Our management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, our management determined that, as of December 31, 2009, we maintained effective internal control over financial reporting. Hansen, Barnett & Maxwell, PC, the independent registered public accounting firm who audited our consolidated financial statements included in this Report, has issued a report on our internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ZAGG Incorporated

We have audited ZAGG Incorporated’s internal control over financial reporting as of December, 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ZAGG Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ZAGG Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of ZAGG Incorporated, and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 12, 2010

ITEM 9B.     OTHER ITEMS

None.

PART III

Items10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2010 Annual Meeting of Shareholders scheduled for May 21, 2010.  We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2009, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

ITEM 11.     EXECUTIVE COMPENSATION

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

ZAGG INCORPORATED
Dated: March 15, 2010	By:	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II President, CEO and Chairman (Principal Executive Officer)
Dated: March 15, 2010	By:	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien Chief Financial Officer (Principal Accounting and Financial Officer)
Dated: March 15, 2010	By:	/s/ LARRY HARMER
Larry Harmer Director
Dated: March 15, 2010	By:	/s/ ED EKSTROM
Ed Ekstrom Director
Dated: March 15, 2010	By:	/s/ SHU UEYAMA
Shu Ueyama Director