Form 10-Q
period 2010-03-31
Zagg INC
filed 2010-05-10
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [ ] Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act).
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 21,772,446 common shares as of May 7, 2010.

ZAGG INCORPORATED AND SUBSIDIARY
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS

Current assets
Cash	$5,133,439	$4,970,756
Accounts receivable, net	4,615,039	5,450,722
Inventories	4,449,077	3,695,840
Prepaid expenses and other current assets	2,912,604	1,911,355
Convertible bridge loan	1,151,000	1,151,000
Deferred income tax assets	255,653	255,653

Total current assets	18,516,812	17,435,306

Property and equipment, net	878,034	887,705

Deferred income tax assets	446,154	446,154

Deposits and other assets	27,047	9,688

Intangible assets, net	116,521	119,627

Total assets	$19,984,568	$18,898,480

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$2,335,885	$2,781,425
Accrued liabilities	1,713,564	1,252,461
Accrued wages and wage related expenses	160,754	164,495
Deferred revenue	279,789	262,937
Sales returns liability	517,392	550,201

Total current liabilities	5,007,384	5,011,519

Total liabilities	5,007,384	5,011,519

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
21,733,279 and 21,711,862 shares issued and outstanding, respectively	21,732	21,712
Additional paid-in capital	9,536,450	9,239,285
Cumulative translation adjustment	(110,076)	(112,039)
Retained earnings	5,529,078	4,738,003

Total stockholders' equity	14,977,184	13,886,961

Total liabilities and stockholders' equity	$19,984,568	$18,898,480

See accompanying notes to condensed consolidated financial statements.

 ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31,
	2010	2009

Net sales	$8,775,559	$8,090,951
Cost of sales	3,831,857	2,895,143

Gross profit	4,943,702	5,195,808

Operating expenses:
Advertising and marketing	1,061,050	1,454,871
Selling, general and administrative	2,550,860	2,137,045

Total operating expenses	3,611,910	3,591,916

Income from operations	1,331,792	1,603,892

Other (expense) income:
Interest expense	(71,529)	(2,442)
Interest and other income	6,710	42,048

Total other (expense) income	(64,819)	39,606

Income before provision for income taxes	1,266,973	1,643,498

Income tax provision	(475,897)	(615,258)

Net income	$791,076	$1,028,240

Basic net income per common share	$0.04	$0.05

Diluted net income per common share	$0.03	$0.05

Weighted average number of shares outstanding - basic	21,719,274	19,185,642

Weighted average number of shares outstanding - diluted	23,370,610	19,869,440

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$791,076	$1,028,240
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Non-cash expense related to stock-based compensation	242,070	126,985
Depreciation and amortization	73,210	52,246
Expense related to issuance of warrants	30,548	-
Bad debt expense	-	60,421
Foreign currency translation adjustment	1,963	(709)
Changes in assets and liabilities
Accounts receivable	835,683	(734,203)
Inventories	(753,237)	(1,215,418)
Prepaid expenses and other current assets	(1,001,269)	(760,911)
Accounts payable	(445,541)	674,860
Accrued liabilities	461,103	(28,368)
Accrued wages and wage related expenses	(3,741)	312
Deferred revenues	16,852	(183,936)
Deferred tax liabilities	-	615,234
Sales return liability	(32,809)	241,898

Net cash provided by (used in) operating activities	198,549	(123,349)

Cash flows from investing activities
Purchase of property and equipment	(60,433)	(136,480)

Net cash used in investing activities	(60,433)	(136,480)

Cash flows from financing activities
Payments on debt	-	(5,942)
Proceeds from exercise of warrants and options	24,567	-
Proceeds from issuance of common stock and warrants	-	228,666

Net cash provided by financing activities	24,567	222,724

Net increase (decrease) in cash and cash equivalents	162,683	(37,105)

Cash and cash equivalents at beginning of the period	4,970,756	1,065,652

Cash and cash equivalents at end of the period	$5,133,439	$1,028,547

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$71,529	$2,442
Cash paid during the period for taxes	205,000	-

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Three Months Ended March 31, 2010:

Issued 100,000 warrants.

For the Three Months Ended March 31, 2009:

None.

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of ZAGG Incorporated (collectively, the “Company” or “ZAGG”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  The Company suggests that these condensed consolidated financial statements be read in conjunction with the  consolidated financial statements and the notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented.

Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Nature of Operations – The Company designs, manufactures and distributes protective coverings, audio accessories and power solutions for consumer electronic and hand-held devices under the brand names invisibleSHIELD™ and ZAGGaudio™.

Estimates – The discussion and analysis of the Company’s financial condition and results of operations are based on the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Significant estimates include the allowance for doubtful accounts, inventory valuation allowances, sales returns and warranty liability and the useful life of property and equipment.

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

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Reserve for Sales Returns and Warranty Liability – The Company’s return policy generally allows its end users and retailers to return purchased products for refund or in exchange for new products within 45 days of end user purchase.  The Company estimates a reserve for sales returns and records that reserve amount as a reduction of sales and as a sales return reserve liability.  The sales return liability was $517,392 at March 31, 2010 and $550,201 at December 31, 2009.

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company’s prior claims history.  Actual warranty costs incurred are charged against the accrual when paid.  During the three months ended March 31, 2010 and 2009, warranty expense and the reserve for warranty liability, respectively, was not material.

Shipping and Handling Costs – Amounts invoiced to customers for shipping and handling are included in sales and were $267,416 and $343,707 for the three months ended March 31, 2010 and 2009, respectively.  Actual shipping and handling costs to ship products to customers are included in cost of sales and were $1,015,861 and $1,239,637 for the three months ended March 31, 2010 and 2009, respectively.

Stock-based compensation – As required by generally accepted accounting principles, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements based upon the fair value of such equity instruments granted.  For the three months ended March 31, 2010, the Company recognized stock-based compensation expense of $242,070, related to the issuance of common stock and options issued under its stock incentive plan.

Advertising – Advertising is expensed as incurred.  Advertising expenses were $1,061,050 and $1,454,871 for the three months ended March 31, 2010 and 2009, respectively.

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

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

	Net Income	Weighted Average Shares	Per Share Amount
Three months ended March 31, 2010:
Basic EPS	$791,076	21,719,274	$0.04
Effect of common stock equivalents	—	1,651,336
Diluted EPS	$791,076	23,370,610	$0.03
Three months ended March 31, 2009:
Basic EPS	$1,028,240	19,185,642	$0.05
Effect of common stock equivalents	—	683,798
Diluted EPS	$1,028,240	19,869,440	$0.05

The calculation above for the three months ended March 31, 2010 excludes the exercise of 350,000 outstanding warrants and 1,046,500 outstanding stock options as the exercise of these warrants and stock options would have an anti-dilutive effect on earnings per share. The calculation above for the three months ended March 31, 2009 excludes the exercise of 853,000 outstanding stock options as the exercise of these stock options would have an antidilutive effect on earnings per share.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Disclosures about Fair Value Measurements – In January 2010, the FASB issued guidance requires an entity to disclose the following:

•	Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe reasons for the transfers.

•
Present separately information about purchases, sales, issuances and settlements, on a gross basis, rather than on one net number, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).

•	Provide fair value measurement disclosures for ea ch class of assets and liabilities.

•
Provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or level 3.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  The Company is currently evaluating this guidance and does not expect the adoption of this guidance to have a material effect on the Company.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010	December 31, 2009

Accounts receivable	$5,300,194	$6,135,877
Less: Allowance for doubtful accounts	(685,155)	(685,155)
Accounts receivable, net	$4,615,039	$5,450,722

Bad debt expense for the three months ended March 31, 2010 and 2009 was $0 and $60,421, respectively.

On May 13, 2009, the Company entered into an accounts receivable financing agreement with Faunus Group International, Inc. (“FGI”).  The Company may offer to sell its accounts receivable to FGI each month during the term of the Agreement, up to a maximum amount outstanding at any time of $4,000,000.  The Company can sell accounts receivable to FGI on either a credit approved or full recourse basis.  Credit approved invoices are sold to FGI with no recourse, FGI accepts all credit default risk on invoices sold under the credit approved terms.  As of March 31, 2010, the Company had only sold credit approved invoices.  The Company accounted for the sale of the credit approved invoices as a reduction to accounts receivable.  Under the terms of the agreement, the Company is charged a monthly collateral management fee of 0.87% of the average monthly outstanding balance and interest at 7% per annum.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4 – INVENTORIES

At March 31, 2010 and December 31, 2009 inventories consisted of the following:

	March 31, 2010	December 31, 2009

Finished goods	$926,906	$778,871
Raw materials	3,522,171	2,916,969
Total inventory	$4,449,077	$3,695,840

NOTE 5 – PROPERTY AND EQUIPMENT

At March 31, 2010 and December 31, 2009, property and equipment consisted of the following:

	Useful Lives	March 31, 2010	December 31, 2009
Computer equipment and software	3 to 5 years	$451,461	$431,923
Equipment	3 to7 years	504,253	452,473
Furniture and fixtures	7 years	85,703	109,392
Automobiles	5 years	93,002	93,002
Leasehold improvements	1 to 2.75 years	330,983	318,180

Total property and equipment		1,465,402	1,404,970
Less: accumulated depreciation		(587,368)	(517,265)

Total property and equipment, net		$878,034	$887,705

Depreciation expense was $70,275 and $51,122 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 6 – INTANGIBLE ASSETS

At March 31, 2010, intangible assets consist of legal fees paid in connection with the Company’s patent application of $11,039 and amounts paid to secure the Company’s Internet addresses.  The costs relating to the definite-lived intangible assets are amortized over their estimated useful lives using straight-line amortization.  The useful life for Internet addresses is 10 years.  As of March 31, 2010, the patent had not been granted.  Accordingly, the Company has not begun to amortize the patent costs and will begin amortizing the patent over the legal life of the patent, when the patent is granted.

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

The Company’s definite-lived intangible assets are summarized in the table below:

March 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internet addresses	$124,234	$(18,752)	$105,482

For the three months ended March 31, 2010 and 2009, amortization expense was $3,226 and $1,124, respectively.

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

Under the terms of the bridge loan agreement, the Company has the option, but not the obligation, to convert the bridge loan into shares of Series A Preferred stock of HzO at a conversion price of $0.475 per share.  The Company received a warrant of 300,000 shares of HzO Series A Preferred stock in lieu of interest payments for the loan.  These warrants have not been assigned a value in the accompanying financial statements.  The Company is a party to a guarantee agreement for an additional $2,000,000 payment to HzO, originally scheduled for payment on February 25, 2010 that has been indefinitely postponed, in the event that HzO, with its lead investor vSpring Capital, LLC, is unable to secure the necessary capitalization to abide by contractual terms.

NOTE 8 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets is summarized in the table below:

	March 31, 2010	December 31, 2009

Interest and other receivables	$144,459	$144,459
Inventory deposits	2,272,495	1,438,135
Other	495,650	328,741
Total prepaid expenses and other current assets	$2,912,604	$1,911,355

NOTE 9 – STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2010 the Company granted employee stock options.  These options vest equally over three years from the grant date and expire 5 years from the grant date.  The Company values option grants using the Black-Scholes option pricing model and used the following assumptions:

Options Granted	Exercise Price	Price at Grant Date	Expected Life	Volatility*	Discount Rate	Value
771,500	2.53	2.53	2.5 years	73%	0.03%	$923,980

* Volatility is calculated using historical volatility to provide an implied volatility as the Company’s options do not trade

Based on vesting provisions, the Company expensed $242,070 relating to these new option grants and prior grants for the three months ended March 31, 2010.

During the three months ended March 31, 2010, the Company issued warrants for consulting services for 100,000 common shares exercisable at $2.58 per share.  The warrants were valued at $30,548 using the Black-Scholes method with the following assumptions: stock price $2.58, expected life of .2 years; volatility of 66% (using historical volatility to provide an implied volatility as the Company’s options do not trade) and a discount rate of 0.02%.

During the three months ended March 31, 2010, the Company issued 15,167 shares of its common stock in exercise of options to purchase 15,167 shares.  The Company received proceeds of $16,622 related to the exercise of the options.  The Company also issued 6,250 shares of its common stock in exercise of warrants to purchase 6,250 shares.  The Company received proceeds of $8,125 related to the exercise of the warrants.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to environmental and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  As of March 31, 2010, the Company did not have any outstanding legal matters.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2010, the Company issued 37,500 shares of its common stock in exercise of warrants to purchase 37,500 shares of common stock and received proceeds of $48,750.  The Company also issued 1,667 shares of common stock in exercise of employee options to purchase 1,667 shares of common stock and received proceeds of $2,050.

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

Estimates

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

Recent Accounting Pronouncements

Disclosures about Fair Value Measurements – In January 2010, the FASB issued guidance requires an entity to disclose the following:

•	Separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe reasons for the transfers.

•
Present separately information about purchases, sales, issuances and settlements, on a gross basis, rather than on one net number, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).

•	Provide fair value measurement disclosures for each class of assets and liabilities.

•
Provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for fair value measurements that fall in either Level 2 or level 3.

This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010.  We are currently evaluating this guidance and do not expect the adoption of this guidance to have a material effect on our financials.

Revenue recognition

We record revenue when persuasive evidence of an arrangement exists or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  Our revenue is derived from sales of our products through our indirect channel including retailers and distributors and through our direct channel including ZAGG.com and our corporate owned mall kiosk, and from the fees derived from the sale of exclusive independent distributor licenses related to the kiosk program.  For sales of product, our standard shipping terms are FOB shipping point and we record revenue when the product is shipped, net of estimated returns and discounts.  For some customers, the contractual shipping terms are FOB destination, for these shipments, we record revenue when the products is delivered, net of estimated returns and discounts.  For license fees, we recognize revenue on a straight-line basis over the life of the license term.

Any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Reserve for Sales Returns and Warranty Liability

Our return policy generally allows our end users and retailers to return purchased products for refund or in exchange for new products within 45 days of end user purchase. We estimate a reserve for sales returns and record that reserve amount as a reduction of sales and as a sales return reserve liability.

We generally provide the ultimate consumer a warranty with each product and accrue warranty expense at the time of the sale based on our prior claims history.  Actual warranty costs incurred are charged against the accrual when paid.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Net sales

Net sales for the quarter ended March 31, 2010 were $8,775,559 as compared to net sales of $8,090,951 for the quarter ended March 31, 2009, an increase of $684,608 or 8%.

For the quarter ended March 31, 2010, our sales mix breakdown was 62% through wholesale channels, 22% through our website to retail customers, 13% through our mall cart and kiosk programs and 3% from shipping and handling charges.  Sales of our invisibleSHIELD product continue to represent the majority of our sales.  We are continuing to see increased demand for our invisibleSHIELD product, particularly from our wholesale distribution channel partners including Best Buy and Radio Shack.

Cost of sales

Cost of sales includes raw materials, packing materials, shipping and fulfillment costs. For the quarter ended March 31, 2010, cost of sales amounted to $3,831,857 or approximately 44% of net sales as compared to cost of sales of $2,895,143 or approximately 36% of net sales for quarter ended March 31, 2009.  The increase in cost of sales as a percentage of net revenues for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009 is attributable to the overall sales mix shift to wholesale customers which have a lower average selling price than our internet sales and a decrease in overall internet sales for the quarter ended March 31 2009.

Gross profit

Gross profit for the quarter ended March 31, 2010 was $4,943,702 or approximately 56% of net sales as compared to $5,195,808 or approximately 64% of net sales for the quarter ended March 31, 2009.  The decrease in gross profit percentage was due to the sales mix shift from higher margin internet sales to wholesale customers which have a lower average selling price and a decrease in internet sales for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended March 31, 2010 were $3,611,910, an increase of $19,994 from total operating expenses for the quarter ended March 31, 2009 of $3,591,916. The increases are primarily attributable to the following:

●
For the quarter ended March 31, 2010, salaries and related taxes increased by $532,227 to $1,369,829 from $837,602 for the quarter ended March 31, 2009.  The increase is due to the increase in our staff as we continue to build the people infrastructure to meet the demand for our product and continue to develop new products and offerings, and non-cash compensation expense related to our stock based compensation plan of $242,070.

●
For the quarter ended March 31, 2010, marketing, advertising and promotion expenses were $1,061,050, a decrease of $393,821 as compared to $1,454,871 for the quarter ended March 31, 2009.  We continue to invest heavily in the development of the invisibleSHIELD brand through internet key word advertising and through traditional print media, television and radio advertising and through the use of coupons.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.  During the fiscal year 2010, we intend to continue to expand our marketing efforts related to our products.

●
For the quarter ended March 31, 2010, other selling, general and administrative expenses, net of salaries and related taxes described above, were $1,181,031 as compared to $1,299,443 for the quarter ended March 31, 2009.  The changes by category are summarized in the table below:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Professional fees	$62,409	$70,066
Rent	146,796	97,620
Credit card and bank fees	156,325	176,532
Commissions	208,395	250,177
Other	607,106	750,048
Total	$1,181,031	$1,299,443

Income from operations

We reported income from operations of $1,331,792 for the quarter ended March 31, 2010 as compared to income from operations of $1,603,892 for the quarter ended March 31, 2009, a decrease of $272,100.  The decrease in income from operations for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009 is primarily attributable to our overall decrease in gross profit with the sales mix shift from the direct channel to the indirect channel.

Other (expense) income

For the quarter ended March 31, 2010, total other expense was ($64,819) as compared to other income of $39,606 for the quarter ended March 31, 2009.  The decrease is primarily attributed to interest expense associated with our credit facility and decreased interest income related to short-term loans.

Net income

As a result of these factors, we reported net income of $791,076 or $0.03 per share on a fully diluted basis for the quarter ended March 31, 2010 as compared to net income of $1,028,240 or $0.05 per share on a fully diluted basis for the quarter ended March 31, 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its liabilities and otherwise operate on an ongoing basis.

At March 31, 2010, we had a cash balance of $5,133,439.

Our working capital position increased by $1,085,641 to working capital of $13,509,428 at March 31, 2010 from working capital of $12,423,787 at December 31, 2009.  This increase in working capital is primarily attributable to the overall increase in current assets of $1,081,506 due to increased inventories of $753,237, increased prepaid expenses and other current assets of $1,001,269, increased cash of $162,683, decreased accounts payable of $445,541, decreased sales return liability of $32,809 and decreased accrued wages of $3,741, partially offset by decreased accounts receivable of $835,683, increased accrued liabilities of $461,103 and increased deferred revenues of $16,852.

Net cash provided by operating activities for the three months ended March 31, 2010 was $198,549 as compared to net cash used in operating activities of ($123,349) for the three months ended March 31, 2009.  For the three months ended March 31, 2010, net cash provided by operating activities was attributable primarily to decreased accounts receivable of $835,683, increased accrued liabilities of $461,103, non-cash expense related to stock based compensation of $242,070, depreciation and amortization of $73,210, non-cash expenses related to the issuance of warrants of $30,548 and increased deferred revenues of $16,852 partially offset by increased prepaid expenses and other current assets of $1,001,269, increased inventory of $753,237, decreased accounts payable of $445,541, decreased sales return liability of $32,809 and decreased accrued wages and wage related expenses of $3,741.

Net cash used in investing activities for the three months ended March 31, 2010 was ($60,433) attributable to the purchase of property.

Net cash provided by financing activities for the three months ended March 31, 2010 was $24,567 attributable to proceeds from the exercise of options and warrants of $24,567.

We reported a net increase in cash for the three months ended March 31, 2010 of $162,683.

For the three months ended March 31, 2010 and 2009, we generated revenues of $8,775,559 and $8,090,951, respectively and reported net income of $791,076 and $1,028,240, respectively.  For the three months ended March 31, 2010, we had cash flow from operating activities of $198,549, negative cash flow from investing activities of ($60,433) and cash flows from financing activities of $24,567.  As of March 31, 2010, we had stockholders’ equity of $14,977,184, retained earnings of $5,529,078, working capital of $13,509,428, accounts payable of $2,335,885, deferred revenue of $279,789, accrued wages and wage related expenses of $160,754, accrued liabilities of $1,713,564 and sales returns liability of $517,392.  Management believes that existing cash, along with cash generated from the collection of accounts receivable and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

Off Balance Sheet Arrangements

As of March 31, 2010, there were no off balance sheet arrangements.

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

To date we have not utilized derivative financial instruments or derivative commodity instruments.  We do not expect to employ these or other strategies to hedge market risk in the foreseeable future.  We invest our cash in money market funds, which we believe are subject to minimal credit and market risk.  We believe that the market risks associated with these financial instruments are immaterial.

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

Item 1A:           Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), which could materially affect our business, financial condition or future results.  The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2009 Form 10-K.  These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described below or in the 2009 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We depend on large purchases from a significant customer, Best Buy, and any loss, cancellation or delay in purchases by this customer could cause a shortfall in revenue, excess inventory and inventory holding or obsolescence charges.

For the three months ended March 31, 2010, Best Buy alone represented 34% of our revenue.  Best Buy does not have minimum purchase requirements and can stop purchasing our products at any time or with very short notice.  In addition, including Best Buy, most of our customer agreements are short term and non-exclusive and provide for purchases on a purchase order basis.  We expect that Best Buy will continue to represent a substantial percentage of our sales.  If Best Buy reduces, delays or cancels orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly and could result in excess inventory and inventory holding or obsolescence charges.  In addition, any difficulty in collecting amounts due from Best Buy would negatively impact our result of operations.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, we issued the following securities:

▪
stock options for 771,500 common shares exercisable at $2.53 per share expiring in 5 years and vesting 33% at 12 months, 33% at 24 months and 33% at 36 months.  The options were valued at $923,980 or $1.20 per option using the Black-Scholes option pricing method with the following assumptions: stock price $2.53, expected life of 2.5 years, volatility of 73% (using historical volatility to provide an implied volatility as the Company’s options do not trade) and a discount rate of 0.03%;

▪
warrants for consulting services for 100,000 common shares exercisable at $2.58 per share expiring in 5 years and vesting equally over 1 year.  The warrants were valued at $30,548 using the Black-Scholes method with the following assumptions: stock price $2.58, expected life of .2 years; volatility of 67% (using historical volatility to provide an implied volatility as the Company’s options do not trade) and a discount rate of 0.02%.

▪
15,167 shares of common stock in exercise of options to purchase 15,167 shares.  We received proceeds of $16,622 related to the exercise of the options.  We also issued 6,250 shares of common stock in exercise of warrants to purchase 6,250 shares.  We received proceeds of $8,125 related to the exercise of the warrants.

These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended , and /or Rule 506 of Regulation D promulgated thereunder.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              Submission of Matters to a Vote of Security Holders

None.

Item 5.              Other Information

None.

Item 6.              Exhibits

a.	Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant toSection 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant toSection 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZAGG INCORPORATED

Date: May 10, 2010	By:	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II,
President and Chief Executive Officer

Date: May 10, 2010	By:	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer
(Principal financial officer)