Form 10-Q
period 2010-06-30
Zagg INC
filed 2010-08-10
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,489,231 common shares as of August 10, 2010.

ZAGG INCORPORATED AND SUBSIDIARY
FORM 10-Q

TABLE OF CONTENTS

	PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – As of June 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the Three and Six Months Ended
	June 30, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

	PART II - OTHER INFORMATION	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Reserved	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS

Current assets
Cash	$6,401,597	$4,970,756
Accounts receivable, net	9,220,818	5,450,722
Inventories	6,203,702	3,695,840
Prepaid expenses and other current assets	3,317,766	1,911,335
Convertible bridge loan	1,151,000	1,151,000
Deferred income tax assets	255,653	255,653

Total current assets	26,550,536	17,435,306

Property and equipment, net	938,984	887,705

Deferred income tax assets	446,154	446,154

Deposits and other assets	27,051	9,688

Intangible assets, net	113,416	119,627

Total assets	$28,076,141	$18,898,480

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,880,556	$2,781,425
Accrued liabilities	2,702,259	1,252,461
Accrued wages and wage related expenses	205,464	164,495
Deferred revenue	313,860	262,937
Sales returns liability	923,447	550,201

Total current liabilities	10,025,586	5,011,519

Total liabilities	10,025,586	5,011,519

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
22,340,564 and 21,711,862 shares issued and outstanding, respectively	22,339	21,712
Additional paid-in capital	10,528,046	9,239,285
Cumulative translation adjustment	60,052	(112,039)
Retained earnings	7,440,118	4,738,003

Total stockholders' equity	18,050,555	13,886,961

Total liabilities and stockholders' equity	$28,076,141	$18,898,480

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net sales	$15,058,783	$9,214,971	$23,822,402	$17,290,146
Cost of sales	7,539,580	3,699,517	11,360,839	6,581,748

Gross profit	7,519,203	5,515,454	12,461,563	10,708,398

Operating expenses:
Advertising and marketing	1,016,660	1,393,194	2,077,623	2,846,248
Selling, general and administrative	3,278,265	2,259,150	5,827,870	4,395,148

Total operating expenses	4,294,925	3,652,344	7,905,493	7,241,396

Income from operations	3,224,278	1,863,110	4,556,070	3,467,002

Other (expense) income:
Interest expense	(171,088)	(178)	(242,617)	(2,620)
Interest and other income	6,853	50,226	13,563	92,274

Total other (expense) income	(164,235)	50,048	(229,054)	89,654

Income before provision for income taxes	3,060,043	1,913,158	4,327,016	3,556,656

Income tax provision	(1,149,003)	(718,894)	(1,624,900)	(1,334,152)

Net income	$1,911,040	$1,194,264	$2,702,116	$2,222,504

Basic net income per common share	$0.09	$0.06	$0.12	$0.11

Diluted net income per common share	$0.08	$0.05	$0.11	$0.10

Weighted average number of shares outstanding - basic	22,061,570	20,062,839	22,118,510	20,391,870

Weighted average number of shares outstanding - diluted	23,536,603	22,614,394	23,600,957	22,383,552

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
`	2010	2009
Cash flows from operating activities
Net income	$2,702,116	$2,222,504
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Non-cash expense related to stock-based compensation	480,244	308,149
Depreciation and amortization	150,687	108,303
Expense related to issuance of warrants	30,548	-
Bad debt expense	-	60,421
Foreign currency translation adjustment	172,091	(97,151)
Changes in assets and liabilities
Accounts receivable	(3,770,096)	(1,554,863)
Inventories	(2,507,862)	(2,265,961)
Prepaid expenses and other current assets	(1,406,431)	(594,164)
Other assets	(17,363)	-
Accounts payable	3,099,130	690,862
Accrued liabilities	1,449,798	(75,358)
Accrued wages and wage related expenses	40,969	8,672
Deferred revenues	50,923	(152,538)
Deferred tax liabilities	-	1,329,765
Sales return liability	373,246	253,444

Net cash provided by operating activities	848,000	242,085

Cash flows from investing activities
Payments for intangible assets	-	(32,921)
Purchase of property and equipment	(195,755)	(245,730)

Net cash used in investing activities	(195,755)	(278,651)

Cash flows from financing activities
Payments on debt	-	(10,024)
Proceeds from exercise of warrants and options	778,596	-
Proceeds from issuance of common stock and warrants	-	2,315,096

Net cash provided by financing activities	778,596	2,305,072

Net increase in cash and cash equivalents	1,430,841	2,268,506

Cash and cash equivalents at beginning of the period	4,970,756	1,065,652

Cash and cash equivalents at end of the period	$6,401,597	$3,334,158

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$242,617	$2,620
Cash paid during the period for taxes	223,091	-

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Six Months Ended June 30, 2010:

Issued 100,000 warrants.

For the Six Months Ended June 30, 2009:

None.

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

Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Reserve for Sales Returns and Warranty Liability – The Company’s return policy generally allows its end users and retailers to return purchased products for refund or in exchange for new products within 45 days of end user purchase.  The Company estimates a reserve for sales returns and records that reserve amount as a reduction of sales and as a sales return reserve liability.  The sales return liability was $923,447 at June 30, 2010 and $550,201 at December 31, 2009.

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company’s prior claims history.  Actual warranty costs incurred are charged against the accrual when paid.  During the six months ended June 30, 2010 and 2009, warranty expense and the reserve for warranty liability, respectively, was not material.

Shipping and Handling Costs – Amounts invoiced to customers for shipping and handling are included in sales and were $762,307 and $753,708 for the six months ended June 30, 2010 and 2009, respectively.  Actual shipping and handling costs to ship products to customers are included in cost of sales and were $3,230,777 and $2,393,243 for the six months ended June 30, 2010 and 2009, respectively.

Stock-based compensation – As required by generally accepted accounting principles, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements based upon the fair value of such equity instruments granted.  For the six months ended June 30, 2010, the Company recognized stock-based compensation expense of $480,244, related to the issuance of common stock and options issued under its stock incentive plan.

Advertising – Advertising is expensed as incurred.  Advertising expenses were $2,077,623 and $2,846,247 for the six months ended June 30, 2010 and 2009, respectively.

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

Basic and Fully Diluted Net Income Per Common Share – Basic net income per share is computed by dividing net income by weighted average number of shares of common stock outstanding during each period.  Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

	Net Income	Weighted Average Shares	Per Share Amount
Three months ended June 30, 2010:
Basic EPS	$1,911,040	22,061,570	$0.09
Effect of common stock equivalents	—	1,475,033
Diluted EPS	$1,911,040	23,536,603	$0.08
Three months ended June 30, 2009:
Basic EPS	$1,194,264	20,062,839	$0.06
Effect of common stock equivalents	—	2,551,555
Diluted EPS	$1,194,264	22,614,394	$0.05

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Net Income	Weighted Average Shares	Per Share Amount
Six months ended June 30, 2010:
Basic EPS	$2,702,116	22,118,510	$0.12
Effect of common stock equivalents	—	1,482,447
Diluted EPS	$2,702,116	23,600,957	$0.11
Six months ended June 30, 2009:
Basic EPS	$2,222,504	20,391,870	$0.11
Effect of common stock equivalents	—	1,991,682
Diluted EPS	$2,222,504	22,383,552	$0.10

The calculation above for the three months ended June 30, 2010 excludes the exercise of 350,000 outstanding warrants and 1,023,833 outstanding stock options as the exercise of these warrants and stock options would have an anti-dilutive effect on earnings per share.  The calculation for the six months ended June 30, 2010 excludes the exercise of 350,000 outstanding warrants and 1,048,833 outstanding stock options as the exercise of these warrants and stock options would have an anti-dilutive effect on earnings per share.  The calculation above for the six months ended June 30, 2009 excludes the exercise of 3,000 outstanding stock options as the exercise of these stock options would have an anti-dilutive effect on earnings per share.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Disclosures about Fair Value Measurements – In January 2010, the FASB issued guidance that requires an entity to disclose the following:

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010	December 31, 2009

Accounts receivable	$9,905,973	$6,135,877
Less: Allowance for doubtful accounts	(685,155)	(685,155)
Accounts receivable, net	$9,220,818	$5,450,722

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Bad debt expense for the six months ended June 30, 2010 and 2009 was $0 and $60,421, respectively.

On May 13, 2009, the Company entered into an accounts receivable financing agreement with Faunus Group International, Inc. (“FGI”).  Under the agreement, the Company could offer to sell its accounts receivable to FGI each month during the term of the Agreement, up to a maximum amount outstanding at any time of $4,000,000.  The Company could sell accounts receivable to FGI on either a credit approved or full recourse basis.  Credit approved invoices were sold to FGI with no recourse, FGI accepted all credit default risk on invoices sold under the credit approved terms.  The Company accounted for the sale of the credit approved invoices as a reduction to accounts receivable.  Under the terms of the agreement, the Company was charged a monthly collateral management fee of 0.87% of the average monthly outstanding balance and interest at 7% per annum.  The term of the agreement was for a period of four years, however, effective May 12, 2010, the Company terminated the receivable financing agreement with FGI.  As a result of the early termination of the agreement, the Company paid a termination fee of $75,000 to FGI that was recorded as interest expense in the accompanying financial statements in full satisfaction of the Company’s obligations under the agreement.

NOTE 4 – INVENTORIES

At June 30, 2010 and December 31, 2009 inventories consisted of the following:

	June 30, 2010	December 31, 2009

Finished goods	$1,657,709	$778,871
Raw materials	4,545,993	2,916,969
Total inventory	$6,203,702	$3,695,840

NOTE 5 – PROPERTY AND EQUIPMENT

At June 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	Useful Lives	June 30, 2010	December 31, 2009
Computer equipment and software	3 to 5 years	$498,711	$431,923
Equipment	3 to7 years	560,372	452,473
Furniture and fixtures	7 years	86,693	109,392
Automobiles	5 years	93,002	93,002
Leasehold improvements	1 to 2.75 years	361,946	318,180

Total property and equipment		1,600,724	1,404,970
Less: accumulated depreciation		(661,740)	(517,265)

Total property and equipment, net		$938,984	$887,705

Depreciation expense was $144,476 and $105,834 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 6 – INTANGIBLE ASSETS

At June 30, 2010, intangible assets consist of legal fees paid in connection with the Company’s patent application of $11,040 and amounts paid to secure the Company’s Internet addresses.  The costs relating to the definite-lived intangible assets are amortized over their estimated useful lives using straight-line amortization.  The useful life for Internet addresses is 10 years.  As of June 30, 2010, the patent had not been granted.  Accordingly, the Company has not begun to amortize the patent costs and will begin amortizing the patent over the legal life of the patent, when the patent is granted.

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

The Company’s definite-lived intangible assets are summarized in the table below:

June 30, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internet addresses	$124,234	$(21,858)	$102,376

For the six months ended June 30, 2010 and 2009, amortization expense was $6,212 and $2,248, respectively.

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

NOTE 8 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets is summarized in the table below:

	June 30, 2010	December 31, 2009

Interest and other receivables	$181,695	$144,459
Inventory deposits	2,572,446	1,438,135
Other	563,625	328,741
Total prepaid expenses and other current assets	$3,317,766	$1,911,335

NOTE 9 – LINE OF CREDIT

Effective May 13, 2010, the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“US Bank”).  The Loan Agreement provides for revolving loans and other financial accommodations to or for the benefit of the Company of up to $5 million, to be used for working capital and other corporate purposes.  The Company’s obligations under the Loan Agreement and all related agreements are secured by all or substantially all of the Company’s assets.  The obligation of U.S. Bank to make advances under the Loan Agreement is subject to the conditions set forth in the Loan Agreement.  The Loan Agreement and the credit facility mature on May 13, 2011.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Advances under the Loan Agreement bear interest at LIBOR plus 2%.  The default rate of interest is 3% per annum over the otherwise applicable interest rate.  In addition to the accrual of interest at the default rate, in the event a payment is more than fifteen days past due, the Company shall pay a late fee equal to five percent of the missed payment.

At maturity, the entire outstanding principal balance, all remaining accrued and unpaid interest and all other amounts outstanding are be due and payable in full to U.S. Bank.

The Loan Agreement contains customary representations and warranties, certain affirmative and negative covenants as well as events that constitute events of default.  The occurrence of an event of default could result in the acceleration of the obligations under the Loan Agreement.  The Loan Agreement requires the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 measured quarterly on a trailing twelve month basis and a leverage ratio of no greater than 2.0 to 1.0 measured quarterly on a trailing twelve month basis.  The Loan Agreement’s affirmative covenants require the Company to, among other things, deliver its financial statements, comply with applicable laws, and maintain its taxes and insurance.  The Loan Agreement’s negative covenants limit or restrict the Company's ability to, among other things, refund indebtedness or fund a distribution to equity holders, grant liens, or consummate mergers or the sale of assets.  As of June 30, 2010, the Company was in compliance with all covenants under the Loan Agreement.

NOTE 10 – STOCKHOLDERS’ EQUITY

During the six months ended June 30, 2010, the Company issued 20,000 shares of its common stock to employees valued at $42,200 and recorded as compensation expense in the accompanying condensed consolidated financial statements.

During the six months ended June 30, 2010 the Company granted employee stock options.  These options vest equally over three years from the grant date and expire 5 years from the grant date.  The Company values option grants using the Black-Scholes option pricing model and used the following assumptions:

Options Granted	Exercise Price	Price at Grant Date	Expected Life	Volatility*	Discount Rate	Value
771,500	$2.53	$2.53	2.5 years	73%	0.03%	$852,439
3,000	$2.96	$2.96	2.5 years	72%	0.15%	$3,843
3,000	$3.04	$3.04	2.5 years	72%	0.14%	$3,947
1,000	$3.03	$3.03	2.5 years	72%	0.14%	$1,311
* Volatility is calculated using historical volatility to provide an implied volatility as the Company’s options do not trade

Based on vesting provisions, the Company expensed $438,044 relating to these new option grants and prior grants for the six months ended June 30, 2010.

During the six months ended June 30, 2010, the Company issued warrants for consulting services for 100,000 common shares exercisable at $2.58 per share.  The warrants were valued at $30,548 using the Black-Scholes method with the following assumptions: stock price $2.58, expected life of .2 years; volatility of 66% (using historical volatility to provide an implied volatility as the Company’s options do not trade) and a discount rate of 0.02%.

During the six months ended June 30, 2010, the Company issued 35,834 shares of its common stock in exercise of options to purchase 35,834 shares.  The Company received proceeds of $33,867 related to the exercise of the options.  The Company also issued 572,868 shares of its common stock in exercise of warrants to purchase 572,868 shares.  The Company received proceeds of $744,728 related to the exercise of the warrants.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business, including proceedings related to environmental and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  As of June 30, 2010, the Company did not have any outstanding legal matters.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to June 30, 2010, the Company issued 115,000 shares of its common stock in exercise of warrants to purchase 115,000 shares of common stock and received proceeds of $149,500.  The Company also issued 33,667 shares of common stock in exercise of employee options to purchase 33,667 shares of common stock and received proceeds of $29,811.

Management has evaluated subsequent events as of August 10, 2010, and has determined there are no further subsequent events to be reported.

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

The ZAGGaudio line of electronics accessories and products was released in late 2008, and focuses on innovation and superior value.  The flagship product within ZAGGaudio is the award winning, Z.buds™.  Other headphone, speaker and audio products have been released and we intend to release additional products in the ZAGGaudio line in the coming months and years.

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

Revenue recognition

We record revenue when persuasive evidence of an arrangement exists or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  Our revenue is derived from sales of our products through our indirect channel including retailers and distributors and through our direct channel including ZAGG.com and our corporate owned mall kiosk, and from the fees derived from the sale of exclusive independent distributor licenses related to the kiosk program.  For sales of product, our standard shipping terms are FOB shipping point and we record revenue when the product is shipped, net of estimated returns and discounts.  For some customers, the contractual shipping terms are FOB destination, for these shipments, we record revenue when the products are delivered, net of estimated returns and discounts.  For license fees, we recognize revenue on a straight-line basis over the life of the license term.

Any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Factors Affecting Results of Operations

Our operating expenses consisted primarily of the following:

•
Cost of sales, which consists primarily of raw materials, components and production of our products, including, maintenance, facilities and other operating costs associated with the production of our products;

•
Selling, general and administrative expenses, which consist primarily of salaries, commissions and related benefits paid to our employees and related selling and administrative costs including professional fees and advertising expenses; and

•	Depreciation and amortization expenses which result from the depreciation of our property and equipment, including amortization of our intangible assets.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2010 AND 2009

Net sales

Net sales for the quarter ended June 30, 2010 were $15,058,783 as compared to net sales of $9,214,971 for the quarter ended June 30, 2009, an increase of $5,843,812 or 63%.

For the quarter ended June 30, 2010, our sales mix breakdown was 66% through indirect wholesale channels, 23% direct through our website to retail customers, 8% through our mall cart and kiosk programs and 3% from shipping and handling charges.  Sales of our invisibleSHIELD product continue to represent the majority of our sales.  We are continuing to see increased demand for our invisibleSHIELD product, particularly from our wholesale distribution channel partners including Best Buy and Radio Shack.

Cost of sales

Cost of sales includes raw materials, packing materials, shipping and fulfillment costs. For the quarter ended June 30, 2010, cost of sales amounted to $7,539,580 or approximately 50% of net sales as compared to cost of sales of $3,699,517 or approximately 40% of net sales for quarter ended June 30, 2009.  The increase in cost of sales as a percentage of net revenues for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009 is attributable to the overall sales mix shift to wholesale customers which have a lower average selling price than our internet sales and increased costs due to the need to pay expedited shipping costs related to some of our raw materials for our invisibleSHIELD product line.

Gross profit

Gross profit for the quarter ended June 30, 2010 was $7,519,203 or approximately 50% of net sales as compared to $5,515,454 or approximately 60% of net sales for the quarter ended June 30, 2009.  The decrease in gross profit percentage was due to the sales mix shift from higher margin internet sales to wholesale customers which have a lower average selling price and a decrease in internet sales for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009 and elevated costs of expediting raw materials in order to meet the rapid sales growth during the quarter ended June 30, 2010.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended June 30, 2010 were $4,294,925, an increase of $642,581 from total operating expenses for the quarter ended June 30, 2009 of $3,652,344. The increases are primarily attributable to the following:

•
For the quarter ended June 30, 2010, salaries and related taxes increased by $274,906 to $1,358,138 from $1,083,232 for the quarter ended June 30, 2009.  The increase is due to the increase in our staff as we continue to build the people infrastructure to meet the demand for our product and continue to develop new products and offerings, and non-cash compensation expense related to our stock based compensation plan of $238,174.

•
For the quarter ended June 30, 2010, marketing, advertising and promotion expenses were $1,016,660, a decrease of $376,534 as compared to $1,393,194 for the quarter ended June 30, 2009.  We continue to invest heavily in the development of the invisibleSHIELD and ZAGG brands through internet key word advertising and through traditional print media, television and radio advertising and through the use of coupons.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.  During the fiscal year 2010, we intend to continue to expand our marketing efforts related to our products.

•
For the quarter ended June 30, 2010, other selling, general and administrative expenses, net of salaries and related taxes described above, were $1,920,127 as compared to $1,175,918 for the quarter ended June 30, 2009.  The changes by category are summarized in the table below:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Professional fees	$272,391	$134,933
Rent	189,205	124,635
Credit card and bank fees	120,047	172,215
Commissions	292,269	171,261
Other	1,046,215	572,874
Total	$1,920,127	$1,175,918

Income from operations

We reported income from operations of $3,224,278 for the quarter ended June 30, 2010 as compared to income from operations of $1,863,110 for the quarter ended June 30, 2009, an increase of $1,361,168.  The increase in income from operations for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009 is primarily attributable to our overall increase in net sales, partially offset by a decrease in gross profit with the sales mix shift from the direct channel to the indirect channel.

Other (expense) income

For the quarter ended June 30, 2010, total other expense was ($164,235) as compared to other income of $50,048 for the quarter ended June 30, 2009.  The decrease is primarily attributed to interest expense associated with our terminated credit facility and decreased interest income related to short-term loans.

Net income

As a result of these factors, we reported net income of $1,911,040 or $0.08 per share on a fully diluted basis for the quarter ended June 30, 2010 as compared to net income of $1,194,264 or $0.05 per share on a fully diluted basis for the quarter ended June 30, 2009.

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Net sales

Net sales for the six months ended June 30, 2010 were $23,822,402 as compared to net sales of $17,290,146 for the six months ended June 30, 2009, an increase of $6,532,256 or 38%.

For the six months ended June 30, 2010, our sales mix breakdown was 65% through indirect wholesale channels, 23% direct through our website to retail customers, 9% through our mall cart and kiosk programs and 3% from shipping and handling charges.  Sales of our invisibleSHIELD product continue to represent the majority of our sales.  We are continuing to see increased demand for our invisibleSHIELD product, particularly from our wholesale distribution channel partners including Best Buy and Radio Shack.

Cost of sales

Cost of sales includes raw materials, packing materials, shipping and fulfillment costs. For the six months ended June 30, 2010, cost of sales amounted to $11,360,839 or approximately 48% of net sales as compared to cost of sales of $6,581,748 or approximately 38% of net sales for six months ended June 30, 2009.  The increase in cost of sales as a percentage of net revenues for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009 is attributable to the overall sales mix shift to wholesale customers which have a lower average selling price than our internet sales and increased costs due to the need to pay expedited shipping costs related to some of our raw materials for our invisibleSHIELD product line.

Gross profit

Gross profit for the six months ended June 30, 2010 was $12,461,563 or approximately 52% of net sales as compared to $10,708,398 or approximately 62% of net sales for the six months ended June 30, 2009.  The decrease in gross profit percentage was due to the sales mix shift from higher margin internet sales to wholesale customers which have a lower average selling price and a decrease in internet sales for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 and elevated costs of expediting raw materials in order to meet the rapid sales growth during the quarter ended June 30, 2010.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the six months ended June 30, 2010 were $7,905,493, an increase of $664,097 from total operating expenses for the six months ended June 30, 2009 of $7,241,396.  The increases are primarily attributable to the following:

•
For the six months ended June 30, 2010, salaries and related taxes increased by $807,133 to $2,727,967 from $1,920,834 for the six months ended June 30, 2009.  The increase is due to the increase in our staff as we continue to build the people infrastructure to meet the demand for our product and continue to develop new products and offerings, and non-cash compensation expense related to our stock based compensation plan of $480,244.

•
For the six months ended June 30, 2010, marketing, advertising and promotion expenses were $2,077,623, a decrease of $768,625 as compared to $2,846,248 for the six months ended June 30, 2009.  We continue to invest heavily in the development of the invisibleSHIELD and ZAGG brands through internet key word advertising and through traditional print media, television and radio advertising and through the use of coupons.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.  During the fiscal year 2010, we intend to continue to expand our marketing efforts related to our products.

•
For the six months ended June 30, 2010, other selling, general and administrative expenses, net of salaries and related taxes described above, were $3,099,903 as compared to $2,474,314 for the six months ended June 30, 2009.  The changes by category are summarized in the table below:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Professional fees	$356,408	$204,999
Rent	336,022	222,225
Credit card and bank fees	271,048	348,747
Commissions	500,664	421,437
Other	1,635,761	1,276,906
Total	$3,099,903	$2,474,314

Income from operations

We reported income from operations of $4,566,070 for the six months ended June 30, 2010 as compared to income from operations of $3,467,002 for the six months ended June 30, 2009, an increase of $1,099,068.  The increase in income from operations for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 is primarily attributable to our overall increase in net sales, partially offset by a decrease in gross profit with the sales mix shift from the direct channel to the indirect channel.

Other (expense) income

For the six months ended June 30, 2010, total other expense was ($229,054) as compared to other income of $89,654 for the six months ended June 30, 2009.  The decrease is primarily attributed to interest expense associated with our terminated credit facility and decreased interest income related to short-term loans.

Net income

As a result of these factors, we reported net income of $2,702,116 or $0.11 per share on a fully diluted basis for the six months ended June 30, 2010 as compared to net income of $2,222,504 or $0.10 per share on a fully diluted basis for the quarter ended June 30, 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its liabilities and otherwise operate on an ongoing basis.

At June 30, 2010, we had a cash balance of $6,401,597.

Our working capital position increased by $4,101,163 to working capital of $16,524,950 at June 30, 2010 from working capital of $12,423,787 at December 31, 2009.  This increase in working capital is primarily attributable to the overall increase in current assets of $9,115,230 due to increased accounts receivable of $3,770,096, increased inventories of $2,507,862, increased prepaid expenses and other current assets of $1,406,431and increased cash of $1,430,841, partially offset by increased accounts payable of $3,099,130, increased accrued liabilities of $1,449,798,  increased sales return liability of $373,246, increased deferred revenues of $50,923 and increased accrued wages of $40,969.

Net cash provided by operating activities for the six months ended June 30, 2010 was $848,000 as compared to net cash provided by operating activities of $242,085 for the six months ended June 30, 2009.  For the six months ended June 30, 2010, net cash provided by operating activities was attributable primarily to increased accounts payable of $3,099,130, increased accrued liabilities of $1,449,798, non-cash expense related to stock based compensation of $480,244, increased sales return liabilities of $373,246, foreign currency translation adjustment of $172,091, depreciation and amortization of $150,687, increased deferred revenues of $50,923, increased accrued wages and wage related expenses of $40,969, expenses related to the issuance of warrants of $30,548 partially offset by increased accounts receivable of $3,770,096, increased inventories of $2,507,862 and increased prepaid expenses and other current assets of $1,406,431

Net cash used in investing activities for the six months ended June 30, 2010 was ($195,755) attributable to the purchase of equipment.

Net cash provided by financing activities for the six months ended June 30, 2010 was $778,596 attributable to proceeds from the exercise of options and warrants.

We reported a net increase in cash for the six months ended June 30, 2010 of $1,430,841.

For the six months ended June 30, 2010 and 2009, we generated revenues of $23,822,402 and $17,290,146, respectively and reported net income of $2,702,116 and $2,222,504, respectively.  For the six months ended June 30, 2010, we had cash flow from operating activities of $848,000 and $242,085, respectively.  As of June 30, 2010, we had stockholders’ equity of $18,050,555, retained earnings of $7,440,118, working capital of $16,524,950, accounts payable of $5,880,556, accrued liabilities of $2,702,259, sales returns liability of $923,447, deferred revenue of $313,860 and accrued wages and wage related expenses of $205,464.  Management believes that existing cash, along with cash generated from the collection of accounts receivable and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

Off Balance Sheet Arrangements

As of June 30, 2010, there were no off balance sheet arrangements.

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

Item 1A.	Risk Factors

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

For the three months ended June 30, 2010, Best Buy alone represented 39% of our revenue.  Best Buy does not have minimum purchase requirements and can stop purchasing our products at any time or with very short notice.  In addition, including Best Buy, most of our customer agreements are short term and non-exclusive and provide for purchases on a purchase order basis.  We expect that Best Buy will continue to represent a substantial percentage of our sales.  If Best Buy reduces, delays or cancels orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly and could result in excess inventory and inventory holding or obsolescence charges.  In addition, any difficulty in collecting amounts due from Best Buy would negatively impact our result of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2010, we issued the following securities:

▪	20,000 shares of common stock to employees valued at $42,200;

▪	778,500 stock options as shown in the table below:

Options Granted	Exercise Price	Price at Grant Date	Expected Life	Volatility*	Discount Rate	Value
771,500	$2.53	$2.53	2.5 years	73%	0.03%	$852,439
3,000	$2.96	$2.96	2.5 years	72%	0.15%	$3,843
3,000	$3.04	$3.04	2.5 years	72%	0.14%	$3,947
1,000	$3.03	$3.03	2.5 years	72%	0.14%	$1,311
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

▪
35,834 shares of common stock in exercise of options to purchase 35,834 shares.  We received proceeds of $33,867 related to the exercise of the options.  We also issued 572,868 shares of common stock in exercise of warrants to purchase 572,868 shares.  We received proceeds of $744,728 related to the exercise of the warrants.

Subsequent to June 30, 2010, we issued 115,000 shares of our common stock in exercise of warrants to purchase 115,000 shares of common stock and received proceeds of $149,500.  We also issued 33,667 shares of common stock in exercise of employee options to purchase 33,667 shares of common stock and received proceeds of $29,811.

These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended , and /or Rule 506 of Regulation D promulgated thereunder.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

a.	Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant toSection 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant toSection 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZAGG INCORPORATED

Date: August 10, 2010	By:	/s/ROBERT G. PEDERSEN II
Robert G. Pedersen II,
President and Chief Executive Officer

Date: August 10, 2010	By:	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer (Principal financial officer)