Form 10-Q
period 2010-09-30
Zagg INC
filed 2010-11-09
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 001-34528
ZAGG INCORPORATED
(Exact name of registrant as specified in its charter)

                   Nevada                                                                                                20-2559624
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

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
Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. [ ] Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act).
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,655,703 common shares as of November 9, 2010.

ZAGG INCORPORATED AND SUBSIDIARY
FORM 10-Q

TABLE OF CONTENTS

	PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – As of September 30, 2010 and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
	September 30, 2010 and 2009	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	22

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS

Current assets
Cash	$5,885,935	$4,970,756
Accounts receivable, net	14,144,051	5,450,722
Inventories	10,389,926	3,695,840
Prepaid expenses and other current assets	4,053,858	1,911,335
Convertible bridge loan	1,371,000	1,151,000
Deferred income tax assets	255,653	255,653

Total current assets	36,100,423	17,435,306

Property and equipment, net	1,063,858	887,705

Deferred income tax assets	446,154	446,154

Other assets	26,336	9,688

Intangible assets, net	146,310	119,627

Total assets	$37,783,081	$18,898,480

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$8,496,250	$2,781,425
Accrued liabilities	4,521,563	1,252,461
Accrued wages and wage related expenses	264,794	164,495
Deferred revenue	312,909	262,937
Sales returns liability	1,376,281	550,201

Total current liabilities	14,971,797	5,011,519

Total liabilities	14,971,797	5,011,519

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
23,135,278 and 21,690,195 shares issued and outstanding, respectively	23,135	21,712
Additional paid-in capital	11,599,758	9,239,285
Cumulative translation adjustment	(110,819)	(112,039)
Retained earnings	11,299,210	4,738,003

Total stockholders' equity	22,811,284	13,886,961

Total liabilities and stockholders' equity	$37,783,081	$18,898,480

See accompanying notes to condensed consolidated financial statements.

 ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net sales	$23,055,763	$9,728,528	$46,882,039	$26,964,159
Cost of sales	11,475,606	4,521,555	22,839,969	11,055,903

Gross profit	11,580,157	5,206,973	24,042,070	15,908,256

Operating expenses:
Advertising and marketing	1,480,740	1,327,126	3,558,411	4,168,854
Selling, general and administrative	3,946,121	2,408,559	9,774,293	6,801,112

Total operating expenses	5,426,861	3,735,685	13,332,704	10,969,966

Income from operations	6,153,296	1,471,288	10,709,366	4,938,290

Other (expense) income:
Interest expense	-	(62,034)	(242,617)	(64,654)
Interest and other income	4,136	49,107	17,699	141,381

Total other (expense) income	4,136	(12,927)	(224,918)	76,727

Income before provision for income taxes	6,157,432	1,458,361	10,484,448	5,015,017

Income tax provision	(2,298,340)	(550,280)	(3,923,240)	(1,884,432)

Net income	$3,859,092	$908,081	$6,561,208	$3,130,585

Basic net income per common share	$0.17	$0.04	$0.29	$0.15

Diluted net income per common share	$0.16	$0.04	$0.28	$0.14

Weighted average number of shares outstanding - basic	22,565,300	21,540,033	22,375,468	20,630,819

Weighted average number of shares outstanding - diluted	24,029,177	24,252,718	23,707,530	22,902,264

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$6,561,208	$3,130,585
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Non-cash expense related to stock-based compensation	676,837	498,781
Depreciation and amortization	239,127	171,973
Expense related to issuance of warrants	30,548	-
Bad debt expense	-	86,921
Foreign currency translation adjustment	1,220	(27,264)
Changes in assets and liabilities
Accounts receivable	(8,693,329)	(2,371,446)
Inventories	(6,694,086)	(1,575,053)
Prepaid expenses and other current assets	(2,142,523)	(2,178,548)
Other assets	(16,648)	-
Accounts payable	5,714,824	847,071
Accrued liabilities	3,269,102	(76,109)
Accrued wages and wage related expenses	100,299	29,974
Deferred revenues	49,972	(96,853)
Deferred tax liabilities	-	1,322,548
Sales return liability	826,080	44,455

Net cash used in operating activities	(77,369)	(192,965)

Cash flows from investing activities
Payments for intangible assets	(36,000)	(54,636)
Payment for convertible bridge loan	(220,000)	(1,151,000)
Purchase of property and equipment	(405,963)	(426,831)

Net cash used in investing activities	(661,963)	(1,632,467)

Cash flows from financing activities
Payments on debt	-	(20,223)
Proceeds from exercise of warrants and options	1,654,511	-
Proceeds from issuance of common stock and warrants	-	2,882,782

Net cash provided by financing activities	1,654,511	2,862,559

Net increase in cash and cash equivalents	915,179	1,037,127

Cash and cash equivalents at beginning of the period	4,970,756	1,065,652

Cash and cash equivalents at end of the period	$5,885,935	$2,102,779

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$242,617	$62,034
Cash paid during the period for taxes	$730,599	-

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Nine Months Ended September 30, 2010:

Issued 100,000 warrants issued for consulting services valued at $30,548.

For the Nine Months Ended September 30, 2009:

Issued 175,000 warrants issued for commissions valued at $115,536.

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

Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Nature of Operations – The Company provides innovative consumer products like films, skins, audio and power solutions that protect, personalize, and enhance the mobile experience.  The Company's products are distributed worldwide under the brands invisibleSHIELD™, ZAGGskins™ , ZAGGsparq™ , ZAGGbuds™  and ZAGG LEATHERskins™ .  The Company’s flagship product, the patent-pending invisibleSHIELD, is the original thin film full-body protector, and is available in over 5,000 precision pre-cut designs with a lifetime replacement warranty. The Company’s products are available online at ZAGG.com and in major retailers around the globe, including Best Buy, AT&T, Target, Verizon, RadioShack, Cricket, Carphone Warehouse and hundreds of other retailers.

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

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Any incentives received from vendors are recognized as a reduction of the cost of products. Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to its customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Reserve for Sales Returns and Warranty Liability – The Company’s return policy generally allows its end users and retailers to return purchased products for refund or in exchange for new products within 45 days of end user purchase.  The Company estimates a reserve for sales returns and records that reserve amount as a reduction of sales and as a sales return reserve liability.  The sales return liability was $1,376,281 at September 30, 2010 and $550,201 at December 31, 2009.

The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of the sale based on the Company’s prior claims history.  Actual warranty costs incurred are charged against the accrual when paid.  During the nine months ended September 30, 2010 and 2009, warranty expense and the reserve for warranty liability, respectively, was not material.

Shipping and Handling Costs – Amounts invoiced to customers for shipping and handling are included in sales and were $1,363,608 and $1,135,934 for the nine months ended September 30, 2010 and 2009, respectively.  Actual shipping and handling costs to ship products to customers are included in cost of sales and were $5,689,232 and $3,519,721 for the nine months ended September 30, 2010 and 2009, respectively.

Stock-based compensation – As required by generally accepted accounting principles, the Company recognizes the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements based upon the fair value of such equity instruments granted.  For the nine months ended September 30, 2010, the Company recognized stock-based compensation expense of $676,837, related to the issuance of common stock and options issued under its stock incentive plan.

Advertising – Advertising is expensed as incurred.  Advertising expenses were $3,558,411 and $4,168,854 for the nine months ended September 30, 2010 and 2009, respectively.

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

The following is a reconciliation of the numerator and denominator used to calculate Basic and Diluted EPS:

	Net Income	Weighted Average Shares	Per Share Amount
Three months ended September 30, 2010:
Basic EPS	$3,859,092	22,565,300	$0.17
Effect of common stock equivalents	—	1,463,877
Diluted EPS	$3,859,092	24,029,177	$0.16
Three months ended September 30, 2009:
Basic EPS	$908,081	21,540,033	$0.04
Effect of common stock equivalents	—	2,712,685
Diluted EPS	$908,081	24,252,718	$0.04

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Net Income	Weighted Average Shares	Per Share Amount
Nine months ended September 30, 2010:
Basic EPS	$6,561,208	22,375,468	$0.29
Effect of common stock equivalents	—	1,332,062
Diluted EPS	$6,561,208	23,707,530	$0.28
Nine months ended September 30, 2009:
Basic EPS	$3,130,585	20,630,819	$0.15
Effect of common stock equivalents	—	2,271,445
Diluted EPS	$3,130,585	22,902,264	$0.14

The calculation above for the three months ended September 30, 2010 excludes the exercise of 350,000 outstanding warrants and 247,000 outstanding stock options as the exercise of these warrants and stock options would have an anti-dilutive effect on earnings per share.  The calculation for the nine months ended September 30, 2010 excludes the exercise of 350,000 outstanding warrants and 1,007,833 outstanding stock options as the exercise of these warrants and stock options would have an anti-dilutive effect on earnings per share.  The calculation above for the three and nine months ended September 30, 2009 excludes the exercise of 4,096,953 outstanding warrants and 3,000 outstanding stock options as the exercise of these stock options would have an anti-dilutive effect on earnings per share.

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

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010	December 31, 2009

Accounts receivable	$14,829,206	$6,135,877
Less: Allowance for doubtful accounts	(685,155)	(685,155)
Accounts receivable, net	$14,144,051	$5,450,722

Bad debt expense for the nine months ended September 30, 2010 and 2009 was $0 and $86,921, respectively.

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

NOTE 4 – INVENTORIES

At September 30, 2010 and December 31, 2009 inventories consisted of the following:

	September 30, 2010	December 31, 2009

Finished goods	$3,760,517	$778,871
Raw materials	7,029,446	2,991,394
Allowance for obsolete inventory	(400,037)	(74,425)
Total inventory	$10,389,926	$3,695,840

NOTE 5 – PROPERTY AND EQUIPMENT

At September 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	Useful Lives	September 30, 2010	December 31, 2009
Computer equipment and software	3 to 5 years	$551,863	$431,923
Equipment	3 to7 years	624,823	452,473
Furniture and fixtures	7 years	97,054	109,392
Automobiles	5 years	93,002	93,002
Leasehold improvements	1 to 2.75 years	444,190	318,180

Total property and equipment		1,810,932	1,404,970
Less: accumulated depreciation		(747,074)	(517,265)

Total property and equipment, net		$1,063,858	$887,705

Depreciation expense was $229,810 and $167,766 for the nine months ended September 30, 2010 and 2009, respectively.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6 – INTANGIBLE ASSETS

At September 30, 2010, intangible assets consist of legal fees and expenses paid in connection with the Company’s patent applications of $47,040 and amounts paid to secure the Company’s Internet addresses of $99,270.  The costs relating to the definite-lived intangible assets are amortized over their estimated useful lives using straight-line amortization.    As of September 30, 2010, the patents had not been granted.  Accordingly, the Company has not begun to amortize the patent costs and will begin amortizing the patent over the legal life of the patent, when the patent is granted.

The Company has contractual rights customary in the industry to use its Internet addresses.  However, the Company does not have and cannot acquire any property rights to the internet addresses.  The Company does not expect to lose its rights to use the Internet addresses; however, there can be no assurance in this regard and such loss could have a material adverse effect on the Company’s financial position and results of operations.  The useful life for Internet addresses is 10 years.

The Company’s definite-lived intangible assets are summarized in the table below:

September 30, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Internet addresses	$124,234	$(24,964)	$99,270

For the nine months ended September 30, 2010 and 2009, amortization expense was $9,317 and $4,207, respectively.

NOTE 7 – CONVERTIBLE BRIDGE LOAN

On September 28, 2009 the Company entered into a bridge loan agreement with hZo, Inc., a Delaware corporation (“hZo”), whereunder the Company loaned to hZo $1,151,000 and received a secured convertible promissory note (the “Note”).  In connection with the funding of the bridge loan, hZo acquired certain rights to the Golden Shellback technology developed by Northeast Maritime Institute, Inc. (“NMI”).  The technology is a molecular, vacuum deposited coating that is nonflammable, has low toxicity and has the ability to weatherproof electronic devices and other surfaces.  Pursuant to a separate agreement with hZo, the Company was granted the exclusive worldwide marketing rights for the hZo technology due to its efforts in assisting hZo in securing the hZo technology and funding the bridge loan.  (That agreement was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2009.)

Under the terms of the bridge loan agreement, interest accrued on the unpaid balance of the Note at the rate of 0.84% per annum, and all unpaid principal and any accrued and unpaid interest was due on February 25, 2010.  The balance due under the bridge loan was secured by a pledge of all assets of hZo, which consisted solely of the rights of hZo to a Technology Contribution Agreement between hZo and NMI under which hZo could acquire NMI’s patent applications and related technology and know-how for the Golden Shellback technology.

Also under the terms of the Note, the Company has the option, but not the obligation, to convert the bridge loan into shares of Series A Preferred stock of hZo at a conversion price of $0.4752 per share.  The Company received a warrant for 726,010 shares of hZo Series A Preferred Stock as additional consideration for making the loan.  These warrants have a term of five years and an exercise price of $0.4752 per share.  These warrants have not been assigned a value in the accompanying financial statements.  The Company also entered into a guarantee agreement for an additional $2,000,000 payment to hZo, originally scheduled for payment on February 25, 2010 that was subsequently postponed to November 4, 2010.

On August 11, 2010, the Company made an additional advance of $220,000 on the same terms as those of the bridge loan to hZo.  hZo used this advance to make a partial payment to NMI and defer the Closing under the Technology Contribution Agreement until November 4, 2010.  The Company received a warrant for 126,262 shares of hZo Series A Preferred Stock as additional consideration for making the loan.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

hZo and its lead investor, vSpring III, LP (“vSpring”), were unable to secure the necessary third party financing to close under the Technology Contribution Agreement between hZo and NMI.  Accordingly, the Company determined to pay the balance of $1,800,000 due to NMI under the Technology Contribution Agreement and to discharge hZo’s obligation under the guaranty executed in September 2009 in favor of NMI.  On November 5, 2010, the Company made an additional advance of $1,800,000 under the bridge loan to hZo.  The Company received an additional warrant for 1,136,363 shares of hZo Series A Preferred Stock as additional consideration for making the loan, for an aggregate of 1,988,635 warrants.  Immediately following the funding of the additional advance of $1,800,000 under the bridge loan, the Company converted the outstanding principal balance of the bridge loan of $3,171,000 to 6,628,787 shares of hZo Series A Preferred Stock.  The Company intends to convert the accrued and unpaid interest of $11,295 into 23,768 additional shares of hZo Series A Preferred Stock.

NOTE 8 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized in the table below:

	September 30, 2010	December 31, 2009

Interest and other receivables	$172,719	$144,459
Inventory deposits	3,441,010	1,438,135
Other	440,129	328,741
Total prepaid expenses and other current assets	$4,053,858	$1,911,335

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

The Loan Agreement contains customary representations and warranties, certain affirmative and negative covenants as well as events that constitute events of default.  The occurrence of an event of default could result in the acceleration of the obligations under the Loan Agreement.  The Loan Agreement requires the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 measured quarterly on a trailing twelve month basis and a leverage ratio of no greater than 2.0 to 1.0 measured quarterly on a trailing twelve month basis.  The Loan Agreement’s affirmative covenants require the Company to, among other things, deliver its financial statements, comply with applicable laws, and maintain its taxes and insurance.  The Loan Agreement’s negative covenants limit or restrict the Company's ability to, among other things, refund indebtedness or fund a distribution to equity holders, grant liens, or consummate mergers or the sale of assets.  As of September 30, 2010, the Company was in compliance with all covenants under the Loan Agreement and no funds had been drawn against the credit facility.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 10 – STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2010, the Company issued 20,000 shares of its common stock to employees valued at $42,200 and recorded as compensation expense in the accompanying condensed consolidated financial statements.

During the nine months ended September 30, 2010 the Company granted employee stock options.  These options vest equally over three years from the grant date and expire 5 years from the grant date.  The Company values option grants using the Black-Scholes option pricing model and used the following assumptions:

Options Granted	Exercise Price	Price at Grant Date	Expected Life	Volatility*	Discount Rate	Value
771,500	$2.53	$2.53	2.5 years	73%	0.03%	$852,439
3,000	$2.96	$2.96	2.5 years	72%	0.15%	$3,843
3,000	$3.04	$3.04	2.5 years	72%	0.14%	$3,947
1,000	$3.03	$3.03	2.5 years	72%	0.14%	$1,311
10,000	$3.35	$3.35	2.5 years	72%	0.15%	$14,401
* Volatility is calculated using historical volatility to provide an implied volatility as the Company’s options do not trade

Based on vesting provisions, the Company expensed $634,637 relating to these new option grants and prior grants for the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, the Company issued warrants for consulting services for 100,000 common shares exercisable at $2.58 per share.  The warrants were valued at $30,548 using the Black-Scholes method with the following assumptions: stock price $2.58, expected life of .2 years; volatility of 66% (using historical volatility to provide an implied volatility as the Company’s options do not trade) and a discount rate of 0.02%.

During the nine months ended September 30, 2010, the Company issued 289,968 shares of its common stock in exercise of options to purchase 289,968 shares.  The Company received proceeds of $207,030 related to the exercise of the options.  The Company also issued 1,113,448 shares of its common stock in exercise of warrants to purchase 1,113,448 shares.  The Company received proceeds of $1,447,481 related to the exercise of the warrants.

NOTE 11 – SIGNIFICANT CUSTOMER

The Company had one customer that accounted for 42% and 38% of revenue for the three months ended September 30, 2010 and 2009, respectively and 41% and 36% of revenue for the nine months ended September 30, 2010 and 2009, respectively.  This same customer accounted for 74% and 52% of accounts receivable at September 30, 2010 and December 31, 2009, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  As of September 30, 2010, the Company did not have any outstanding legal matters, except as follows:

On August 31, 2010, Andrew Mason (“Mason”) filed a complaint against the Company in the United States District Court, for the Central District of California, case no. CV10-6511 AHM (FFMx), entitled “Andrew Mason, plaintiff, vs. ZAGG, Inc., a Nevada corporation et al, defendants” (the “California Litigation”).  In the California Litigation, Mason asserts two claims for patent infringement, based upon U.S. Patent No. 7,389,869 (the “‘869 Patent”) and U.S. Patent No. 7,784,610 (the “‘610 Patent”).

On September 4, 2010, the Company filed a complaint against Mason and his company, eShields LLC (“eShields”), in the United States District Court, for the District of Utah, case no. 2:10-CV-00882, entitled “ZAGG Inc, a Nevada corporation, plaintiff, vs. Andrew Mason, an individual; and eShields, L.L.C., a limited liability company, defendants” (the “Utah Litigation”).  In the Utah Litigation, the Company asserts claims for (1) Infringement of Federally Registered Trademark, (2) False Designation of Origin, (3) Common Law Trademark Infringement, (4) Common Law Unfair Competition, (5) Deceptive Trade Practices—Violations of Utah Code Ann. § 13-11a-3, (6) Attorneys’ Fees, (7) Declaration of Noninfringement of the ‘610 Patent, (8) Declaration of Invalidity of the ‘610 Patent, (9) Declaration of Noninfringement of the ‘869 Patent, and (10) Declaration of Invalidity of the ‘869 Patent.

ZAGG INCORPORATED AND SUBSIDIARY
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On November 9, 2010, before either party had responded on the merits to the claims asserted in the California or Utah Litigation, the Company, Mason and eShields entered into an Asset Purchase Agreement (“Purchase Agreement”) under which a wholly owned subsidiary of the Company, ZAGG Intellectual Property Holding Co., Inc., a Nevada corporation, acquired all of the rights of Mason in the (i) patents which are the subject of the California Litigation and the Utah Litigation, (ii) a patent application filed on August 13, 2010 (the “CIP Application”) and (iii) the rights to sue for infringement of the patents.  Mason also agreed to assign to the ZAGG Intellectual Property Holding Co. Inc., his rights as the plaintiff in the California Litigation.

In consideration for the conveyance of Mason’s assets described above, the Company agreed to pay or convey to Mason the following:

(a) a first payment of $200,000 by November 11, 2010 and a second payment of $150,000 after December 31, 2010 and on or before January 5, 2011,
(b) issue to Mason five-year warrants (the “Warrant”) to purchase 750,000 shares of the Company’s restricted Common Stock at an exercise price equal to the closing bid price on November 9, 2010; provided that 500,000 of the 750,000 warrant shares are exercisable only upon the issuance of a patent from the CIP Application with at least one claim that satisfies the Claim Conditions (as defined below),
(c) issue to Mason 70,000 shares of the Company’s restricted Common Stock, and
(d) grant eShields a fully paid-up, perpetual, non-exclusive license, with limited rights to transfer or sublicense, for the patents and CIP Applications.

The Company also agreed to dismiss the claims asserted against Mason and eShields in the Utah Litigation, and to make additional payments to Mason if the US Patent and Trademark Office (“USPTO”) issues a U.S. patent that includes at least one claim that broadly encompasses any protective kit that includes a package, as well as a squeegee and an adhesive-coated protective film for a consumer electronic device with a peel-away backing within the package (collectively, the “Claim Conditions”).  If the Claim Conditions are met the Company will:

(a)	pay Mason the sum of $500,000; and
(b)	issue to Mason 430,000 shares of the Company’s restricted Common Stock.

If the Claim Conditions are not met, then the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500,000 shares of the Warrant.  There can be no assurance that the USPTO will issue a patent on the CIP Application that meets the requirements of the Claims Conditions.

NOTE 13 – SUBSEQUENT EVENTS

Issuance of Common Stock - Subsequent to September 30, 2010, the Company issued 398,724 shares of its common stock in exercise of warrants to purchase 398,724 shares of common stock and received proceeds of $518,341.  The Company also issued 121,701 shares of common stock in exercise of employee options to purchase 121,701 shares of common stock and received proceeds of $85,725.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could have a material adverse affect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and changes in generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial condition and results of operations, is included herein and in our other filings with the SEC.

Our Business

Headquartered in Salt Lake City, Utah, ZAGG Incorporated is a market leader in providing innovative consumer products like films, skins, audio and power solutions that protect, personalize, and enhance the mobile experience.  Our products are distributed worldwide with popular, award-winning brands such as the invisibleSHIELD®, ZAGGskins™, ZAGGsparq™, ZAGGsmartbuds™ and ZAGG LEATHERskins™.

Our flagship product, invisibleSHIELD, is made from a protective film covering that was developed originally to protect the leading edges of rotary blades for military helicopters. We determined that this same film product could be configured to fit onto the surface of electronic devices and marketed to consumers for use in protecting such devices from everyday wear and tear; including scratches, scrapes, debris and other surface blemishes. The film also permits touch sensitivity, meaning it can be used on devices that have a touch-screen interface. The invisibleSHIELD film material is highly reliable and durable since it was originally developed for use in a high friction, high velocity context within the aerospace industry. The film provides long lasting protection for the surface of electronic devices subject to normal wear and tear. The film is a form of polyurethane substance, akin to a very thin, pliable, flexible and durable clear plastic that adheres to the surface and shape of the object it is applied to.

The invisibleSHIELD is designed specifically for iPods®, laptops, cell phones, digital cameras, PDAs, watch faces, GPS systems, gaming devices, and other items. The product is “cut” to fit specific devices and packaged together with a moisture activating solution that makes the invisibleSHIELD adhere to the surface of the device, literally “like a second skin,” and virtually invisible to the eye. The patent-pending invisibleSHIELD is the first scratch protection solution of its kind on the market. The invisibleSHIELD is not ornamental, but rather provides a long lasting barrier to preserve the brand new look of the surface of an electronic device. Currently, we offer over 5,000 precision pre-cut designs with a lifetime replacement warranty through online channels, big-box retailers including Best Buy, AT&T, Target, Radio Shack and Verizon, electronics specialty stores, resellers, college bookstores, Mac stores, and mall kiosks.

The ZAGGaudio line of electronics accessories and products was released in late 2008, and focuses on innovation and superior value. The flagship product within ZAGGaudio is the award winning ZAGGsmartbuds. Other headphone, speaker and audio products have been released and we intend to release additional products in the ZAGGaudio line in the coming months and years.

ZAGGskins, introduced in 2009, are customized high-quality images and designs that provide personalized protection for the latest electronics. Professional designs or customer images are printed on a high quality vinyl sheet, merged with the exclusive invisibleSHIELD film, and then precision cut for their exact device.

Our other major accessory lines include ZAGG LEATHERskins, which are a genuine leather film product for handheld electronics; and the ZAGGsparq, a very small, very powerful portable battery that can recharge a power-hungry “smartphone” up to four times before the ZAGGsparq itself needs to be recharged.

We maintain our corporate offices and operational facility at 3855 South 500 West, Suites B, C, J, K, L, M, O and R, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699.  Our website address is www.ZAGG.com.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Net sales

Net sales for the quarter ended September 30, 2010 were $23,055,763 as compared to net sales of $9,728,528 for the quarter ended September 30, 2009, an increase of $13,327,235 or 137%.

For the quarter ended September 30, 2010, our sales mix breakdown was 75% through indirect wholesale channels, 16% direct through our website to retail customers, 6% through our mall cart and kiosk programs and 3% from shipping and handling charges.  Sales of our invisibleSHIELD product continue to represent the majority of our sales.  We are continuing to see increased demand for our invisibleSHIELD product, particularly from our wholesale distribution channel partners including Best Buy, AT&T and Radio Shack.

Cost of sales

Cost of sales includes raw materials, packing materials, shipping and fulfillment costs. For the quarter ended September 30, 2010, cost of sales amounted to $11,475,606 or approximately 50% of net sales as compared to cost of sales of $4,521,555 or approximately 46% of net sales for quarter ended September 30, 2009.  The increase in cost of sales as a percentage of net revenues for the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009 is attributable to the overall sales mix shift to wholesale customers which have a lower average selling price than our internet sales and increased costs due to the need to pay expedited shipping costs related to some of our raw materials for our invisibleSHIELD product line.

Gross profit

Gross profit for the quarter ended September 30, 2010 was $11,580,157 or approximately 50% of net sales as compared to $5,206,973 or approximately 54% of net sales for the quarter ended September 30, 2009.  The decrease in gross profit percentage was due to the sales mix shift from higher margin internet sales to wholesale customers which have a lower average selling price and a decrease in internet sales for the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009 and elevated costs of expediting raw materials in order to meet the rapid sales growth during the quarter ended September 30, 2010.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended September 30, 2010 were $5,426,861, an increase of $1,691,176 from total operating expenses for the quarter ended September 30, 2009 of $3,735,685.  The increases are primarily attributable to the following:

•
For the quarter ended September 30, 2010, salaries and related taxes increased by $605,280 to $1,682,670 from $1,077,390 for the quarter ended September 30, 2009.  The increase is due to the increase in our staff as we continue to build the people infrastructure to meet the demand for our product and continue to develop new products and offerings, and non-cash compensation expense related to our stock based compensation plan of $196,593.

•
For the quarter ended September 30, 2010, marketing, advertising and promotion expenses were $1,480,740, an increase of $153,614 as compared to $1,327,126 for the quarter ended September 30, 2009.  We continue to invest heavily in the development of the invisibleSHIELD and ZAGG brands through internet key word advertising and through traditional print media, television and radio advertising and through the use of coupons.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.  During the fiscal year 2010, we intend to continue to expand our marketing efforts related to our products.

•
For the quarter ended September 30, 2010, other selling, general and administrative expenses, net of salaries and related taxes described above, were $2,263,451 as compared to $1,331,169 for the quarter ended September 30, 2009.  The changes by category are summarized in the table below:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Professional fees	$203,225	$162,801
Rent	235,870	150,764
Credit card and bank fees	275,523	130,495
Commissions	466,090	297,915
Other	1,082,743	589,194
Total	$2,263,451	$1,331,169

Income from operations

We reported income from operations of $6,153,296 for the quarter ended September 30, 2010 as compared to income from operations of $1,471,288 for the quarter ended September 30, 2009, an increase of $4,682,008 or 318%.  The increase in income from operations for the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009 is primarily attributable to our overall increase in net sales, partially offset by a decrease in gross profit with the sales mix shift from the direct channel to the indirect channel.

Other (expense) income

For the quarter ended September 30, 2010, total other income was $4,136 as compared to other expense of $12,927 for the quarter ended September 30, 2009.  The increase is primarily attributed to decreased interest expense associated with our terminated credit facility partially offset by decreased interest income related to short-term loans.

Net income

As a result of these factors, we reported net income of $3,859,092 or $0.16 per share on a fully diluted basis for the quarter ended September 30, 2010 as compared to net income of $908,081 or $0.04 per share on a fully diluted basis for the quarter ended September 30, 2009.

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Net sales

Net sales for the nine months ended September 30, 2010 were $46,882,039 as compared to net sales of $26,964,159 for the nine months ended September 30, 2009, an increase of $19,917,880 or 74%.

For the nine months ended September 30, 2010, our sales mix breakdown was 69% through indirect wholesale channels, 19% direct through our website to retail customers, 9% through our mall cart and kiosk programs and 3% from shipping and handling charges.  Sales of our invisibleSHIELD product continue to represent the majority of our sales.  We are continuing to see increased demand for our invisibleSHIELD product, particularly from our wholesale distribution channel partners including Best Buy, AT&T and Radio Shack.

Cost of sales

Cost of sales includes raw materials, packing materials, shipping and fulfillment costs. For the nine months ended September 30, 2010, cost of sales amounted to $22,839,969 or approximately 49% of net sales as compared to cost of sales of $11,055,903 or approximately 41% of net sales for nine months ended September 30, 2009.  The increase in cost of sales as a percentage of net revenues for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 is attributable to the overall sales mix shift to wholesale customers which have a lower average selling price than our internet sales and increased costs due to the need to pay expedited shipping costs related to some of our raw materials for our invisibleSHIELD product line.

Gross profit

Gross profit for the nine months ended September 30, 2010 was $24,042,070 or approximately 51% of net sales as compared to $15,908,256 or approximately 59% of net sales for the nine months ended September 30, 2009.  The decrease in gross profit percentage was due to the sales mix shift from higher margin internet sales to wholesale customers which have a lower average selling price and a decrease in internet sales for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 and elevated costs of expediting raw materials in order to meet the rapid sales growth during the nine months ended September 30, 2010.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the nine months ended September 30, 2010 were $13,332,704, an increase of $2,362,738 from total operating expenses for the nine months ended September 30, 2009 of $10,969,966.  The increases are primarily attributable to the following:

•
For the nine months ended September 30, 2010, salaries and related taxes increased by $1,412,413 to $4,410,636 from $2,998,223 for the nine months ended September 30, 2009.  The increase is due to the increase in our staff as we continue to build the people infrastructure to meet the demand for our product and continue to develop new products and offerings, and non-cash compensation expense related to our stock based compensation plan of $676,837.

•
For the nine months ended September 30, 2010, marketing, advertising and promotion expenses were $3,558,411, a decrease of $610,443 as compared to $4,168,854 for the nine months ended September 30, 2009.  We continue to invest heavily in the development of the invisibleSHIELD and ZAGG brands through internet key word advertising and through traditional print media, television and radio advertising and through the use of coupons.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.  During the fiscal year 2010, we intend to continue to expand our marketing efforts related to our products.

•
For the nine months ended September 30, 2010, other selling, general and administrative expenses, net of salaries and related taxes described above, were $5,363,657 as compared to $3,802,889 for the nine months ended September 30, 2009.  The changes by category are summarized in the table below:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Professional fees	$559,571	$385,499
Rent	571,872	373,018
Credit card and bank fees	546,571	479,242
Commissions	966,753	719,352
Other	2,718,890	1,845,778
Total	$5,363,657	$3,802,889

Income from operations

We reported income from operations of $10,709,366 for the nine months ended September 30, 2010 as compared to income from operations of $4,938,290 for the nine months ended September 30, 2009, an increase of $5,771,076.  The increase in income from operations for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 is primarily attributable to our overall increase in net sales, partially offset by a decrease in gross profit with the sales mix shift from the direct channel to the indirect channel.

Other (expense) income

For the nine months ended September 30, 2010, total other expense was ($224,918) as compared to other income of $76,727 for the nine months ended September 30, 2009.  The decrease is primarily attributed to interest expense associated with our terminated credit facility and decreased interest income related to short-term loans.

Net income

As a result of these factors, we reported net income of $6,561,208 or $0.28 per share on a fully diluted basis for the nine months ended September 30, 2010 as compared to net income of $3,130,585 or $0.14 per share on a fully diluted basis for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its liabilities and otherwise operate on an ongoing basis.

At September 30, 2010, we had a cash balance of $5,885,935.

Our working capital position increased by $12,423,787 to working capital of $21,128,626 at September 30, 2010 from working capital of $12,423,787 at December 31, 2009.  This increase in working capital is primarily attributable to the overall increase in current assets of $18,665,117 due to increased accounts receivable of $8,693,329 attributable to increased sales from Best Buy, increased inventories of $6,694,086 due to the overall sales increases and forecasted growth primarily with our invisibleSHIELD product line, increased prepaid expenses and other current assets of $2,142,253 and increased cash of $915,179, partially offset by increased accounts payable of $5,714,825, increased accrued liabilities of $3,269,102, increased sales return liability of $826,080, increased deferred revenues of $49,972 and increased accrued wages of $100,299.

Net cash used in operating activities for the nine months ended September 30, 2010 was ($77,369) as compared to net cash used in operating activities of ($192,965) for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, net cash used in operating activities was attributable primarily to increased accounts receivable of $8,693,329, increased inventories of $6,694,086, increased prepaid expenses and other current assets of $2,142,523 and increased other assets of $16,648 partially offset by increased accounts payable of $5,714,824, increased accrued liabilities of $3,269,102, increased sales return liability of $826,080, non-cash expense related to stock based compensation of $676,837, depreciation and amortization of $239,127, increased accrued wages and wage related expenses of $100,299, increased deferred revenues of $49,972, expenses related to the issuance of warrants of $30,548 and foreign currency translation adjustment of $1,220.

Net cash used in investing activities for the nine months ended September 30, 2010 was ($661,963) attributable to the purchase of equipment of $405,963, payments for convertible bridge loan of $220,000 and payments for intangible assets of $36,000.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $1,654,511 attributable to proceeds from the exercise of options and warrants.

We reported a net increase in cash for the nine months ended September 30, 2010 of $915,179.

For the nine months ended September 30, 2010 and 2009, we generated revenues of $46,882,039 and $26,964,159, respectively and reported net income of $6,561,208 and $3,130,585, respectively.  For the nine months ended September 30, 2010, we had cash used in operating activities of $77,369 and $192,965, respectively.  As of September 30, 2010, we had stockholders’ equity of $22,811,284, retained earnings of $11,299,210, working capital of $21,128,626, accounts payable of $8,496,250, accrued liabilities of $4,521,563, sales returns liability of $1,376,281, deferred revenue of $312,909 and accrued wages and wage related expenses of $264,794.  Management believes that existing cash, along with cash generated from the collection of accounts receivable and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

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

Item 4.              Controls and Procedures

As of the date of this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings. Further, there were no significant changes in the internal controls or in other factors that could significantly affect these disclosure controls after the evaluation date and the date of this report. Nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.  We have made no changes in our internal controls over financial reporting in the most recent quarterly reporting period that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings

From time to time the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.  As of September 30, 2010, the Company did not have any outstanding legal matters, except as follows:

On August 31, 2010, Andrew Mason (“Mason”) filed a complaint against the Company in the United States District Court, for the Central District of California, case no. CV10-6511 AHM (FFMx), entitled “Andrew Mason, plaintiff, vs. ZAGG, Inc., a Nevada corporation et al, defendants” (the “California Litigation”).  In the California Litigation, Mason asserts two claims for patent infringement, based upon U.S. Patent No. 7,389,869 (the “‘869 Patent”) and U.S. Patent No. 7,784,610 (the “‘610 Patent”).

On September 4, 2010, the Company filed a complaint against Mason and his company, eShields LLC (“eShields”), in the United States District Court, for the District of Utah, case no. 2:10-CV-00882, entitled “ZAGG Inc, a Nevada corporation, plaintiff, vs. Andrew Mason, an individual; and eShields, L.L.C., a limited liability company, defendants” (the “Utah Litigation”).  In the Utah Litigation, the Company asserts claims for (1) Infringement of Federally Registered Trademark, (2) False Designation of Origin, (3) Common Law Trademark Infringement, (4) Common Law Unfair Competition, (5) Deceptive Trade Practices—Violations of Utah Code Ann. § 13-11a-3, (6) Attorneys’ Fees, (7) Declaration of Noninfringement of the ‘610 Patent, (8) Declaration of Invalidity of the ‘610 Patent, (9) Declaration of Noninfringement of the ‘869 Patent, and (10) Declaration of Invalidity of the ‘869 Patent.

On November 9, 2010, before either party had responded on the merits to the claims asserted in the California or Utah Litigation, the Company, Mason and eShields entered into an Asset Purchase Agreement (“Purchase Agreement”) under which an affiliate of the Company, ZAGG Intellectual Property Holding Co., Inc., a Nevada corporation, acquired all of the rights of Mason in the (i) patents which are the subject of the California Litigation and the Utah Litigation, (ii) a patent application filed on August 13, 2010 (the “CIP Application”) and (iii) the rights to sue for infringement of the patents.  Mason also agreed to assign to the ZAGG Intellectual Property Holding Co. Inc., his rights as the plaintiff in the California Litigation.

In consideration for the conveyance of Mason’s assets described above, the Company agreed to pay or convey to Mason the following:

(a) a first payment of $200,000 by November 11, 2010 and a second payment of $150,000 after December 31, 2010 and on or before January 5, 2011,
(b) issue to Mason five-year warrants (the “Warrant”) to purchase 750,000 shares of the Company’s restricted Common Stock at an exercise price equal to the closing bid price on November 9, 2010; provided that 500,000 of the 750,000 warrant shares are exercisable only upon the issuance of a patent from the CIP Application with at least one claim that satisfies the Claim Conditions (as defined below),
(c) issue to Mason 70,000 shares of the Company’s restricted Common Stock, and
(d) grant eShields a fully paid-up, perpetual, non-exclusive license, with limited rights to transfer or sublicense, for the patents and CIP Applications.

The Company also agreed to dismiss the claims asserted against Mason and eShields in the Utah Litigation, and to make additional payments to Mason if the US Patent and Trademark Office (“USPTO”) issues a U.S. patent that includes at least one claim that broadly encompasses any protective kit that includes a package, as well as a squeegee and an adhesive-coated protective film for a consumer electronic device with a peel-away backing within the package (collectively, the “Claim Conditions”).  If the Claim Conditions are met the Company will:

(a)	pay Mason the sum of $500,000; and
(b)	issue to Mason 430,000 shares of the Company’s restricted Common Stock.

If the Claim Conditions are not met, then the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500,000 shares of the Warrant.  There can be no assurance that the USPTO will issue a patent on the CIP Application that meets the requirements of the Claims Conditions.

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

For the three months ended September 30, 2010, Best Buy alone represented 42% of our revenue.  Best Buy does not have minimum purchase requirements and can stop purchasing our products at any time or with very short notice.  In addition, including Best Buy, most of our customer agreements are short term and non-exclusive and provide for purchases on a purchase order basis.  We expect that Best Buy will continue to represent a substantial percentage of our sales.  If Best Buy reduces, delays or cancels orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly and could result in excess inventory and inventory holding or obsolescence charges.  In addition, any difficulty in collecting amounts due from Best Buy would negatively impact our result of operations.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2010, we issued the following securities:

▪	20,000 shares of common stock to employees valued at $42,200;

▪	788,500 stock options as shown in the table below:

Options Granted	Exercise Price	Price at Grant Date	Expected Life	Volatility*	Discount Rate	Value
771,500	$2.53	$2.53	2.5 years	73%	0.03%	$852,439
3,000	$2.96	$2.96	2.5 years	72%	0.15%	$3,843
3,000	$3.04	$3.04	2.5 years	72%	0.14%	$3,947
1,000	$3.03	$3.03	2.5 years	72%	0.14%	$1,311
10,000	$3.35	$3.35	2.5 years	72%	0.15%	$14,401
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

▪
398,724 shares of common stock in exercise of options to purchase 289,968 shares.  We received proceeds of $207,030 related to the exercise of the options.  We also issued 1,113,448 shares of common stock in exercise of warrants to purchase 1,113,448 shares.  We received proceeds of $1,447,481 related to the exercise of the warrants.

Subsequent to September 30, 2010, we issued 398,724 shares of our common stock in exercise of warrants to purchase 398,724 shares of common stock and received proceeds of $518,341.  We also issued 121,701 shares of common stock in exercise of employee options to purchase 121,701 shares of common stock and received proceeds of $85,725.

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

ZAGG INCORPORATED

Date: November 9, 2010	By:	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II,
President and Chief Executive Officer

Date: November 9, 2010	By:	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer (Principal financial officer)