Form 10-K
period 2010-12-31
Zagg INC
filed 2011-03-25
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34528

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 2 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicated by check mark whether the registrant:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010, was $47,475,026.  For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares of the Registrant’s common stock outstanding as of March 17, 2011, was 24,128,874.

ZAGG INCORPORATED

2010 FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “estimate,” “anticipate,” “believe,” “expect,” “forecast,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements.  In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ITEM 1.	BUSINESS

Our Business

Headquartered in Salt Lake City, Utah, ZAGG Incorporated designs, manufactures and distributes protective coverings, audio accessories and power solutions for consumer electronic and hand-held devices under the brand names invisibleSHIELD®, ZAGGskins™, ZAGGbuds™, ZAGGsparq™, and ZAGGmate™.

Our flagship product, the invisibleSHIELD, is made from a protective film covering that was developed originally to protect the leading edges of rotary blades of military helicopters. We determined that this same film product could be configured to fit onto the surface of electronic devices and marketed to consumers for use in protecting such devices from everyday wear and tear, including scratches, scrapes, debris and other surface blemishes. The film also permits touch sensitivity, meaning it can be used on devices that have a touch-screen interface. The invisibleSHIELD film material is highly reliable and durable because it was originally developed for use in a high friction, high velocity context within the aerospace industry. The film provides long lasting protection for the surface of electronic devices subject to normal wear and tear. The film is a form of polyurethane substance, akin to a very thin, pliable, flexible and durable clear plastic that adheres to the surface and shape of the object it is applied to.

The invisibleSHIELD is designed specifically for iPods®, iPads®, laptops, cell phones, digital cameras, watch faces, GPS systems, gaming devices, and other items.  The product is “cut” to fit specific devices and packaged together with a moisture activating solution which makes the invisibleSHIELD adhere to the surface of the device, literally “like a second skin,” and virtually invisible to the eye.  The patent-pending invisibleSHIELD is the first scratch protection solution of its kind on the market.  The invisibleSHIELD is not ornamental, but rather provides a long lasting barrier to preserve the brand new look of the surface of an electronic device.  In early 2010 we introduced the invisibleSHIELD DRY through retail partners, which is a protective film made from the same material as the original invisibleSHIELD, and engineered to be clearer, smoother to the touch, and apply without the need for fluid.  In the beginning of 2011 we added the invisibleSHIELD Smudge-Proof to our line, which also incorporates the invisibleSHIELD film with added features that eliminate smudges, fingerprints, and glare from the device display.

Currently, ZAGG offers over 5,000 precision pre-cut invisibleSHIELD designs with a lifetime replacement warranty through online channels, big-box retailers, electronics specialty stores, resellers, college bookstores, Mac stores, and mall kiosks.  We plan to increase our product lines to offer new electronic accessories to our tech-savvy customer base, as well as an expanded array of invisibleSHIELD products for other industries.  Given the amazing success of the invisibleSHIELD, ZAGG has the unique opportunity to offer additional accessories from a trusted source to gadget enthusiasts worldwide.

The ZAGGaudio brand of electronics accessories and products were first released in late 2008, and continues to focus on innovation and superior value.  The flagship product within ZAGGaudio is the award winning ZAGGsmartbuds™ line, which includes ZAGGaquabuds, a water-resistant earbud introduced in late 2010.  A previous winner of the coveted CES Design and Innovation award, the ZAGGsmartbuds line has been very well received by professional reviewers, experts and the consumer base. On January 12, 2010, we were awarded patent number US D 607,875 by the U.S. Patent and Trademark Office, covering design elements of ZAGGsmartbuds in-ear headphones.

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

In early 2009 we introduced the ZAGGsparq, a small, powerful, portable battery that can recharge a power-hungry “smartphone” up to four times before the ZAGGsparq itself needs to be recharged.  Featuring a 6000ma lithium polymer cell, the ZAGGsparq plugs into a wall outlet and provides two USB ports for charging mobile devices.  An adapter is also included that fits many international standards.  The ZAGGsparq is compatible with any USB-charged device, including the Apple® iPad and iPhone®, as well as cell phones, handheld gaming systems, and digital cameras.

We also introduced ZAGG LEATHERskins in early 2010.  ZAGG LEATHERskins are thin, pliable cases that apply directly to personal electronics like a film, and are created from genuine leather.  Available in typical leather shades and premium animal patterns, ZAGG LEATHERskins use an adhesive that holds the skin firmly in place on the device, but can be removed if necessary.  Later in 2010, we broadened the line to include ZAGG sportLEATHER, which are also created from genuine leather and feature authentic recreations of baseball, football and basketball textures.  ZAGG LEATHERskins and sportLEATHERS are available for the most popular personal electronics.

We introduced the ZAGGmate on November 26, 2010, – “Black Friday” – in select national retailers.  The ZAGGmate is a protective and functional companion to the Apple iPad that accentuates both the appearance and utility of Apple's innovative device. Made from aircraft-grade aluminum with a high quality finish, the patent-pending ZAGGmate matches the design, look and feel of the iPad.  The ZAGGmate line features two models, one with a simple, innovative stand and built-in wireless Bluetooth® keyboard that allows for fast, responsive typing, and interaction with the iPad's features.  The second model replaces the keyboard with a more versatile stand that provides multiple angles for use.  We have already seen tremendous media attention for the ZAGGmate, including an appearance on The Oprah Winfrey Show, where it was introduced to the host by rapper-turned-tech-mogul MC Hammer.  The ZAGGmate has also already won several prestigious industry awards, including the Macworld Expo 2011 Best of Show and recognition as a CES Innovations Design and Engineering Honoree.

We maintain our corporate offices and operational facility at 3855 South 500 West, Suites B, C, J, K, L, M, O and R, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699.  Our website address is www.ZAGG.com.  Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report.

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

We will continue to expand our product offering and focus on innovative products and services that we can target market to our customers based on their purchase history.  When a customer purchases an invisibleSHIELD from ZAGG, we know exactly what type of device they have, as the invisibleSHIELD is custom cut for each device.  With that information we can develop specific marketing plans to sell additional products including power supplies, car chargers, ear buds and other accessory items.  Our current lines of accessory items, including our brands ZAGGskins™, ZAGG LEATHERskins™, ZAGGbuds™, ZAGGsparq™, and ZAGGmate™, are available to our customers through our website at www.ZAGG.com and through our retail distribution channels as well.

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

We have a patent pending on the process of wrapping an entire gadget body in a transparent, durable and semi-permanent film.   We also custom design each cutout for the film and currently have unique designs for over 5,000 devices.  The cutout designs are developed internally and owned exclusively by us.  We do not own the patent for the base materials, but have an exclusive agreement with the supplier for the use of the film and believe that our relationship with the manufacturer of the raw material is on excellent terms and anticipate no interruption in our ability to acquire adequate supplies of the materials and produce products.

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

We sell the invisibleSHIELD directly, and through our distributors and retail sellers, to consumers of electronic household and hand-held devices.  We sell a significant amount of product for use on Apple’s iPad, iPhone, and iPod devices.  According to industry reports, Apple sold over 15 million iPads in 2010 and could sell as many as 40 million iPads alone in 2011, including the release of a new model of iPad.  The handheld electronics industry has continued to market and develop devices with touch screen interfaces, and several major manufacturers, including Samsung, Motorola and RIM will release competing products to the iPad in 2011.  The invisibleSHIELD is the ideal device protection offering for all types of gadgets, in particular touch-screen tablets, as it does not interfere with the functionality of the device while offering complete scratchproof protection.  We will continue to focus our marketing efforts around these types of gadgets as the premier protection solution while maintaining the overall form and functionality of the device.

To date, we have not partnered with any manufacturers of electronic devices to bundle our products with such devices on initial sale, or to include as part of the device, the application of our products. In the future, we may seek such an arrangement or an alternative co-marketing agreement, but we have not entered into definitive negotiations for such an arrangement as yet.

Market Segments

With over 5,000 invisibleSHIELD products/product configurations available, we have a protective covering for all major market segments of handheld electronic devices, including:  iPods and other brand MP3 players, iPads and other notebook computers, cell phones, laptops, GPS devices, watch faces, and similar devices and surfaces. We intend to continue to configure the invisibleSHIELD product for use in newly developed consumer devices. Unlike manufacturers of competing device cases that need months to design and manufacture customized accessories for new devices, the invisibleSHIELD can be quickly configured and packaged for new devices as they enter the consumer marketplace, making the invisibleSHIELD available for purchase ahead of competing accessories for new electronic devices.

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

As sales of electronics continue to grow, we anticipate that sales of our complimentary products will continue to grow, as well.  Four of the largest areas of our market opportunities relate to sales of iPods, cellular telephones, digital cameras and tablet computing devices.  According to industry sources, over 48.7 million iPods, 47.4 million iPhones, and 14.7 million iPads were sold by Apple Corporation for the year ended December 31, 2010.  Early estimates conclude that over 1.38 billion cell phones and over 109.9 million digital cameras were sold worldwide in 2010.  ZAGG is positioned to serve all of these markets with its after-market invisibleSHIELD products.

Marketing and Distribution

We sell our products directly on our website, through distributors, through kiosk vendors in shopping malls and retail centers, and through electronics retailers.  Our products are available for sale worldwide via our website.  Currently we advertise our products on the Internet and through point of sale displays at retail locations.  We also advertise our products on television and radio both locally and nationally.  We intend to expand our advertising while continuing our advertising strategy over the course of 2011.  We are also seeking to create strategic partnerships with makers of cellular phone devices and electronic accessories.

Indirect Channels

We sell our invisibleSHIELD products through indirect channels including big box retailers, domestic and international distributors, independent Apple retailers, university bookstores, and small independently owned consumer electronics stores.  For the year ended December 31, 2010, we sold approximately $55,396,674 of product through these indirect channels, or approximately 73% of our overall net sales for 2010.  We require all indirect channel partners to enter into a reseller agreement with us.

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

Website Sales

We sell our products worldwide directly to consumers on our website at www.ZAGG.com.  For the year ended December 31, 2010, we sold approximately $14,033,683 of product on our website, or approximately 18% of our overall net sales for 2010.

We also generated revenue from shipping charges to customers.  For the year ended December 31, 2010, we generated approximately $1,883,623 from shipping charges, primarily from our internet customers, or approximately 2% of our overall net sales for 2010.

Mall Kiosk Vendors

We sell our invisibleSHIELD products to kiosk vendors in shopping malls and retail centers.  We enter into agreements with such vendors who purchase the products and resell them to consumers.  For the year ended December 31, 2010, we sold approximately $4,641,734 of product, or approximately 7% of our overall net sales for 2010, through our corporate owned mall carts and to licensed cart owners.  The third party licensed cart owners are required to enter into a standard license and resale agreement with us wherein we charge an upfront license fee that is recognized into revenue over the life of the license.  For the year ended December 31, 2010, we recognized $179,306 related to these license agreements.

Company Organization

Our operations are divided and organized as follows: marketing and sales, which includes the development and maintenance of our website, customer service, production, distribution and shipping, art and graphics, product design, and general and administration functions.

Warranties

We offer a lifetime guaranty of the durability of our invisibleSHIELD products.  If the invisibleSHIELD is ever scratched or damaged (in the course of normal use), a customer simply needs to send back the old product and we will replace it for free.  The products that the invisibleSHIELD is applied to, typically have relatively short lives which helps to limit our exposure for warranty claims.  We also offer limited warranties on our audio and charging product lines that are fully covered by our manufacturing partners for these products.

Intellectual Property Rights:

ZAGG owns U.S. Patents that relate to its invisibleSHIELD® protective films for electronic gadgets, and continues to actively pursue additional protection for its invisibleSHIELD® protective films in both the United States and Internationally. ZAGG is currently seeking patent protection for (i) durable transparent films that cover and protect all of the outer surfaces of consumer electronic devices; (ii) both wet and dry apply processes for securing protective films to consumer electronic devices; and (iii) dry-apply protective films.  ZAGG has also obtained and continues to seek patent protection for its popular ZAGGbud™ in-ear headphones.  In addition, ZAGG has filed patent applications for its ZAGGmate™ protective cases (with and without a keyboard) which provide protection for tablet computers without distracting from their appearance.  As of December 31, 2010, ZAGG was only selling ZAGGmate™ protective cases for the Apple iPad.

ZAGG is the owner of more than 5,000 designs for ZAGG’s invisibleSHIELD protective films which are currently available for various consumer electronic devices.  New designs are routinely added to ZAGG’s IP portfolio. ZAGG is also actively developing new designs for its ZAGGmate. ZAGG has filed design applications in the United States and abroad to protect many of its most popular designs.

ZAGG claims common law protection for and/or has applied to register a variety of trademarks and service marks in the United States and a number foreign countries for “ZAGG” and various ZAGG logos, “invisibleSHIELD” and various invisibleSHIELD logos, “ZAGGmate,” “Military Grade,” “Made for Smartphones,” and numerous other trademarks and service marks.

In addition, ZAGG has strategically developed exclusive relationships and exclusive agreements with a number of critical third party vendors, suppliers and partners.  ZAGG’s long-standing relationships with its raw materials suppliers and its manufacturers expand the scope of potential intellectual protection available to ZAGG including development of innovative solutions for protective films. These exclusive relationships also provide ZAGG with a reasonable expectation that it will be able to supply its customers with products long into the future.

ZAGG regularly files applications to protect its inventions, designs and trademarks. While ZAGG believes that the ownership of intellectual property protection is important to its business, and that its success is based in part upon the ownership of intellectual property rights, ZAGG’s success is also based upon the innovation competencies of its qualified and creative team.

Patents

ZAGG has been awarded US Patent D607,875 by the United States Patent and Trademark Office.    The patent covers, among other things, design elements of ZAGG’s popular ZAGGbuds™ in-ear headphones.  ZAGG is seeking further patent protection for its ZAGGbuds™ in-ear headphones through the patent application that has been published as U.S. Patent Application Publication 2010/0272305.

ZAGG has acquired the U.S. Patents 7,389,869 and 7,784,610.  These patents provide ZAGG with exclusive rights to certain kits and methods for applying protective films to mobile electronic devices.

ZAGG’s U.S. Patent Application Publication 2009/0086415, titled Protective Covering for An Electronic Device, has been filed to provide ZAGG with exclusive patent rights to protective coverings and systems and methods for covering mobile electronic devices with thin protective films.  This includes both partial coverings and full coverings.

U.S. Patent Application Publication 2010/0270189, titled Protective Covering with Customizable Image for An Electronic Device is intended to protect our ZAGGskin™ products.

A significant number of additional yet-to-be published patent applications have been filed by ZAGG to protect its innovations.

Trademarks

We have received the following Trademark Registrations from the United States Patent and Trademark Office:

•	SHIELD DESIGN TRADEMARK, Registration 3,923,393
•	INVISIBLE SHIELD, Registration 3,825,458
•	ZAGG, Registration 3,838,237

We have the following Trademark Applications pending with the United States Patent and Trademark Office:

•	INVISIBLE SHIELD
•	ZAGG
•	APPSPACE
•	ZAGGBOX
•	ZAGG with design
•	SHIELD ZONE
•	MADE FOR SMARTPHONES
•	MADE FOR SMARTPHONES logo
•	Z with design
•	SPARQ

We also claim common law trademark rights in the U.S. to each of the trademarks listed above as well as to the following marks: the ZAGG shield logo, “ShieldSpray,” “Invisible Invincible,” “Protect Your Digital Life,” “Ultimate Scratch Protection,” “Military Grade”, Military Grade logo, “Rise Above,” “ZAGGbuds,” “ZAGGfoam,” “ZAGGmate,” “ZAGGwipes,” “Zealous About Great Gadgets,” “ZAGGskins,” “ZAGGaudio,” “ZAGGsparq,” “Z with design,” “Z.buds,” “ZAGGsmartbuds,” “Z.buds Edge,” “ZAGGbox,” “Nano-Memory,”and “Enhancing and Protecting the Mobile Experience.”

We have also received the following trademark registrations outside of the U.S.:

•	ZAGG, CTM No. 006328215 – EUROPEAN UNION
•	ZAGG, Reg. No. 5234734 – JAPAN
•	ZAGG, Reg. No. 1266121 – AUSTRALIA
•	ZAGG, Reg. No. 301217754 – HONG KONG
•	ZAGG, No. 40-2008-0048050 – SOUTH KOREA
•	ZAGG, Reg. No. 1098228 – MEXICO
•	ZAGG, Reg. No. 744833 - CHINA
•	INVISIBLE SHIELD, Resolution No. 63779 - COLUMBIA
•	INVISIBLE SHIELD with design, CTM. No. 8492051 – EUROPEAN UNION

We have filed the following trademark applications with the trademark office in India:

•	INVISIBLE SHIELD with Design

We have filed trademark applications for the mark APPSPACE in the following jurisdictions:

•	United States
•	Canada
•	European Union
•	Australia
•	China
•	Japan

We have filed trademark applications for the mark ZAGG pending in the following jurisdictions:

•	United States
•	Canada
•	India
•	Columbia

We have filed trademark applications for mark INVISIBLE SHIELD in the following jurisdictions:

•	United States
•	Canada
•	Columbia

Government Regulations

Our operations are subject to various federal, state and local employee workplace protection regulations including those of the Occupational Safety and Health Administration (“OSHA”). We believe that compliance with federal, state and local environmental protection regulations will not have a material adverse effect on our capital expenditures, earnings and competitive and financial position.  Although we believe that our worker and employee safety procedures are adequate and in compliance with law, we cannot completely eliminate the risk of injury to our employees, or that we may occasionally, unintentionally, be out of compliance with application law.  In such event, we could be liable for damages or fines or both.

Employees

We have 156 full-time employees and 27 part time employees including our management team.  We have 61 employees in sales and marketing including our website and design, 10 in general and administration, 10 in operations, 13 in technology support, and 64 customer service agents. We have 25 employees employed on an hourly or part-time basis at our retail cart/kiosk locations.  No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes.  We believe our relationship with our employees is good.

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

We changed our name from ShieldZone Corporation to ZAGG Incorporated to better position the company to become a large and encompassing enterprise in the electronics’ accessories industry through organic growth and through making targeted acquisitions.  The ShieldZone name was very specific to the invisibleSHIELD product line, and although the invisibleSHIELD is and will continue to be our core product, the name change has brought us the opportunity to easily add new products to our product offering. ZAGG will continue to search out other complimentary proven products and companies that fit the ZAGG lifestyle and strategy for fast growth.

Recent Developments

In June 2008, a former member of our board of directors, Lorance Harmer, introduced us to a potential consumer electronics product, which became known as the ZAGGbox.  The ZAGGbox aggregates digital content such as music, pictures, videos and movies in a single location and allows the user to share the content with most other networked media players, including mobile devices.  After investigating the market opportunity for the ZAGGbox, we determined in June 2009 to license certain rights for the development and sale of the ZAGGbox in North America.  Thereafter, we entered into a Distribution and License Agreement with Teleportall, LLC, the owner of the technology used in the ZAGGbox, under which Teleportall agreed to manufacture and deliver ZAGGboxes to us and we were appointed the exclusive distributor for the ZAGGbox in North American.  On June 17, 2009, we issued our initial purchase order for 15,000 ZAGGbox units and advanced to Teleportall a total of $1,152,500 representing a $200,000 NRE fee and $952,500 in payment of 30% of the total purchase price for the 15,000 units ordered by us.

Teleportall proceeded to develop and test prototypes of the ZAGGbox and provided periodic progress reports to us.  We continued to conduct market analysis for the product and requested several changes to the functions and features of the ZAGGbox.  Teleportall did not deliver the product in time for the 2009 Christmas selling season.

Development of the product continued in 2010 with the expectation that the product would be delivered in time for the 2010 Christmas selling season.  We made additional payments for long lead-time parts to Teleportall in the aggregate amount of $2,747,410.  When it became obvious to us that the product would not be ready to market and sell during the 2010 Christmas season, we commenced discussions to restructure the Distribution and License Agreement with Teleportall.  During the course of those discussions, we learned in January 2011 that Mr. Harmer had an indirect interest of 25% in Teleportall.  As a result, on March 23, 2011, we entered into a settlement agreement with Mr. Harmer and several entities owned or controlled by Mr. Harmer, pursuant to which the parties agreed to terminate the Distribution and License Agreement on the following terms:

•
Mr. Harmer, Teleportall, and certain of their affiliates delivered a promissory note (the “Note”) dated March 23, 2011 to us in the original principal amount of $4,125,902 which accrues interest at the rate of LIBOR plus 4% per annum (adjusted quarterly) payable as follows: (i) interest only payments (a) on September 23, 2011, and thereafter (b)  on or before the last day of each calendar quarter, (ii) 50% of the net profits of each ZAGGbox sale by Teleportall and its affiliates to be applied, first, to accrued interest and, second, to the principal balance of the Note, and (iii) the unpaid balance due in full on March 23, 2013. The principal amount of the Note is the aggregate amount of the payments made by us to Teleportall and the internal cost of the ZAGGbox project incurred by us.  The Note is secured by certain real property, interests in entities that own real property and restricted securities.

•
Teleportall and the Company entered into a License Agreement on March 23, 2011 under which we licensed to Teleportall the use certain ZAGG names and marks to sell and distribute the ZAGGbox product.  Teleportall shall pay ZAGG a 10% royalty on net sales of ZAGGboxes per calendar quarter.

•
Teleportall and ZAGG entered into a non-exclusive Commission Agreement on March 23, 2011, under which Teleportall may make introductions of many ZAGG products in all countries where ZAGG does not currently have exclusive dealing agreements in respect of the marketing, distribution or sale of its products.  The Commission Agreement is for a term of two (2) years; provided that (a) the Commission Agreement shall automatically terminate concurrent with any uncured default under the Note, and (b) the term may be extended for an additional term on reasonable terms if Teleportall’s introductions during the initial term result in the purchase of no less than $25,000,000 of ZAGG products during the initial term.  Payment terms of the Commission Agreement are as follows:

•
10.0% commission payments on orders received by us from retailers and distributors first introduced to the company by Teleportall during the first 60 days after the introduction is made (the “Load-in Period”) to be split 50/50 between cash to Teleportall and principal payments on the Note. However, all commission payments will be paid to ZAGG if Teleportall is in breach of the terms of the Note or any other agreements between the parties; and

•
3.0% commission on all orders within the first 24 months after the Load-in Period, and 2.0% thereafter, from any orders generated in the countries where Teleportall is paid a commission under the terms set forth in the preceding bullet point (excluding the United States) regardless of Teleportall’s involvement in ZAGG’s receipt of the order for 5 years. The 3.0% and 2.0% commissions will be split 50/50 between cash to Teleportall and principal payments on the Note.

HzO Transaction

On November 18, 2010, we filed a Current Report on Form 8-K to disclose the conversion of a bridge loan into shares of HzO Series A Preferred Stock, and the resulting acquisition of 55% of HzO by us.  The assets acquired consisted of approximately $150,000 in equipment and certain intangible assets.  As such, we determined that we were not required to file an amendment to the Current Report to provide separate financial information relating to HzO.  All required financial information relating to HzO is included in the financial statements and related footnotes of this Report.

Changes to Board of Directors

On March 14, 2011, Lorence A. Harmer resigned as a director of the Company.  Mr. Harmer had served on several of our Committees through November 5, 2010 including serving as the Chairman of the Company’s Audit Committee; as a member of our Compensation and Stock Option Committee; and as a member of our Nominating and Corporate Governance Committee.  Effective November 5, 2010, Randall Hales was appointed as the chairman of our Audit Committee.

On March 9, 2011, the Company appointed Cheryl Larabee as a member of the Company’s Board of Directors.  Ms. Larabee will serve on the Audit Committee of the Company’s Board of Directors.

Ms. Larabee is the Associate Vice President for University Advancement at Boise State University. She has campus-wide responsibility for development activities with a focus on the College of Business & Economics where she also serves as an adjunct faculty member.

Ms. Larabee had a 25-year corporate banking career focused on financial problem-solving with clients ranging from start-ups to the Fortune 500.  She is the former Senior Vice President and Western U.S. Regional Manager of the Corporate Banking Division at KeyBank.   Previously she managed middle market teams at U.S. Bank in Portland, Oregon, and served a national client base at Crocker Bank in San Francisco, California.

Ms. Larabee currently serves on the boards of Norco Inc., Jacksons Food Stores, Healthwise Inc., Syringa Bancorp, Bogus Basin Recreation Association and the Capital City Development Corporation.

Amended and Restated Loan Agreement

On March 8, 2011, we entered into an Amended and Restated Loan Agreement dated March 7, 2011 (the “A&R Loan Agreement”), with U.S. Bank National Association (“U.S. Bank”), and a Security Agreement dated March 7, 2011, with U.S. Bank (the “Security Agreement”) and related agreements described in the Loan Agreement and Security Agreement.  The A&R Loan Agreement amends certain terms from a prior Loan Agreement between the Registrant and U.S. Bank dated May 13, 2010, and is discussed more fully below in the Section “Liquidity and Capital Resources.”

ITEM 1A.	RISK FACTORS

Risks Related to our Financial Condition

If we are unable to maintain our line of credit facility with US Bank, we could face a deficiency in our short term cash needs that would negatively impact our business.

We have secured a line of credit from US Bank that allows us to borrow up to $20 million.  This provides us with the ability to access cash needed to finance certain costs and expenses.  At December 31, 2010, we had financing availability of $5.0 million under this line which was increased to $20 million by amendment dated March 7, 2011.  We pay fees based on LIBOR plus 1.75% for any monies borrowed under the line and an unused line fee that ranges from 0% to 0.2% per annum depending on the unused amount.  We are also required to maintain a fixed charge coverage ratio of  no less than 1.25 to 1.00 measured quarterly on a trailing twelve month basis and a leverage ratio of no greater than 2.5 to 1.0 measured quarterly on a trailing twelve month basis.  If we are not compliant with the covenants, US Bank may decide to limit our ability to access the line of credit at any time in its discretion.  In such event, our short-term cash requirements may exceed available cash on hand resulting in material adverse consequences to our business.

Risks Related to our Company and Business

Because sales in consumer electronic accessories are dependent on new products, product development and consumer acceptance, we could experience sharp decreases in our sales and profit margin if we are unable to continually introduce new products and achieve consumer acceptance.

The consumer and mobile electronics accessory industries are subject to constantly and rapidly changing consumer preferences based on performance features and industry trends.  As of the date of this Report, we generated substantially all of our sales from our consumer and mobile electronics accessories business.  We cannot assure you that we will be able to continue to grow the revenues of our business or maintain profitability.  Our consumer accessories business depends, to a large extent, on the introduction and availability of innovative products and technologies.  Significant sales of our products in the niche consumer electronic accessories market have fueled the recent growth of our business. We believe that our future success will depend in large partly upon our ability to enhance our existing products and to develop, introduce and market new products and improvements to our existing products.

However, if we are not able to continually introduce new products that achieve consumer acceptance, our sales and profit margins may decline. Our revenues and profitability will depend on our ability to maintain and generate additional customers and develop new products.  A reduction in demand for our existing products would have a material adverse effect on our business. The sustainability of current levels of our business and the future growth of such revenues, if any, will depend on, among other factors:

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

Because we are dependent on third party sources to acquire sufficient quantities of raw materials to produce our products, any interruption in those relationships could harm our results of operations and our revenues.

We acquire substantially all of our raw materials that we use in our products from five suppliers. Accordingly, we can give no assurance that:

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

Because we do not develop the technology for our products, the impact of technological advancements may cause price erosion and adversely impact our profitability and inventory value
Because we do not make any of our own products and do not conduct our own research, we cannot assure you that we will be able to source technologically advanced products in order to remain competitive. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining prices and inventory obsolescence. Since we maintain a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.

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

There can be no guarantee that we will be able to enter into additional complementary industries or to continue configure our products to match new products or devices.

Although we anticipate entering into additional complementary industries to provide support to our invisibleSHIELD line of products, there can be no guarantee that we will be successful in connecting with such industries.  Numerous factors, including market acceptance, contract partners that are acceptable to ZAGG, and general market and economic conditions, could prevent us from participating in these complementary industries or markets, which could limit our ability to implement our business strategy.

Similarly, although we intend to continue to configure the invisibleSHIELD for new products and devices, there can be no guarantee that we will be able to either match the demand for our products as new devices and products are introduced, or that purchasers of such devices and products will want to purchase our products for use in connection with them.  Any limitation in our ability to match demand or gain market acceptance of our products in connection with new devices and products could have a material adverse effect on our business.

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

The products that we protect with the invisibleSHIELD typically have short life cycles.  We may be left with obsolete inventory if we do not accurately project the life cycle of different hand held electronic devices.  The charges associated with reserving for slow-moving or obsolete inventory as a result of not accurately estimating the useful life of hand held electronics could negatively impact the value of our inventory and operating results.

Because we are dependent for our success on key executive officers, our inability to retain these officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment.

Our success depends on the skills, experience and performance of key members of our management team including Robert G. Pedersen II, our CEO, and Brandon T. O’Brien, our CFO. We do not have an employment agreement with Mr. Pedersen or Mr. O’Brien. We do not have employment agreements with any other members of our senior management team. Each of those individuals without long-term employment agreements may voluntarily terminate his employment with the Company at any time upon short notice. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company.  Although we intend to issue stock options or other equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

One of our retailers accounts for a significant amount of our net sales, and the loss of, or reduced purchases from, this or other retailers could have a material adverse effect on our operating results.

Best Buy accounted for 41% of our net sales in 2010.  We do not have long-term contracts with any of our retailers, including Best Buy, and all of our retailers generally purchase from us on a purchase order basis.  As a result, these retailers generally may, with little or no notice or penalty, cease ordering and selling our products, or materially reduce their orders.  If certain retailers, including Best Buy, choose to no longer sell our products, to slow their rate of purchase of our products or to decrease the number of products they purchase, our results of operations would be adversely affected.

We may be adversely affected by the financial condition of our retailers and distributors.

Some of our retailers and distributors have experienced financial difficulties in the past. A retailer or distributor experiencing such difficulties will generally not purchase and sell as many of our products as it would under normal circumstances and may cancel orders.  In addition, a retailer or distributor experiencing financial difficulties generally increases our exposure to uncollectible receivables. We extend credit to our retailers and distributors based on our assessment of their financial condition, generally without requiring collateral. While such credit losses have historically been within our estimated reserves for allowances for bad debts, we cannot assure you that this will continue to be the case. Financial difficulties on the part of our retailers or distributors could have a material adverse effect on our results of operations and financial condition.   As of December 31, 2010, Best Buy accounted for 64% of accounts receivable and Target represented 17% of our outstanding accounts receivable.

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

Some of our products may contain undetected defects due to imperfections in the underlying base materials used for our invisibleSHIELD product line, or manufacturing defects related to our audio, charging and other products. The occurrence of defects or malfunctions could result in financial losses for our customers and in turn increased warranty claims from our customers and diversion of our resources. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales.

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

The current economy is affecting consumer spending patterns, which could adversely affect our business.

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

For example, we have a variable interest in HzO, Inc. (“HzO”) for which we are the primary beneficiary and therefore consolidate the operations of HzO.  We anticipate having sales associated with the HzO technology beginning in 2011, but there can be no guarantee that such sales will occur in 2011 or ever.  Factors such as delays in development of the technology, increased research and development costs, and market acceptance of the technology could cause a delay in sales associated with the HzO technology, which could have a material adverse effect on our business and implementation of our business plan.

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

If any of our facilities were to experience catastrophic loss, our operations would be seriously harmed.

Our facilities could be subject to a catastrophic loss from fire, flood, earthquake or terrorist activity. All of our activities, including sales and marketing, customer service, finance and other critical business operations are in one location.  Our manufacturing activities are conducted at other facilities separate from our corporate headquarters.  Any catastrophic loss at these facilities could disrupt our operations, delay production, and revenue and result in large expenses to repair or replace the facility.  While we have obtained insurance to cover most potential losses, we cannot assure you that our existing insurance coverage will be adequate against all other possible losses.

If our internal control over financial reporting is not considered effective, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of internal control over financial reporting in our annual report on Form 10-K for that fiscal year. A material weakness in our internal controls over financial reporting would require management to assess our internal control over financial reporting as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

Because we distribute products internationally, economic, political and other risks associated with our international sales and operations could adversely affect our operating results.

Since we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States accounted for approximately 17% of our revenue from continuing operations in fiscal 2010.  Accordingly, our future results could be harmed by a variety of factors, including:

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
There can be no guarantee that additional amounts spent on marketing or advertising will result in additional sales or revenue to the Company.

In 2011, management intends to expand our advertising and to continue its marketing efforts relating to existing products and potential new product introductions.  However, there can be no guarantee that such increased advertising or marketing efforts and strategies will result in increased sales to us.

Risks Related to the Company’s Securities

Because the price of our common stock has been, and may continue to be, volatile, our shareholders may not be able to resell shares of our common stock at or above the price paid for such shares.

The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our common stock unsuitable for many investors. For example, for the two years ended December 31, 2010, the closing price of our common stock ranged from a high of $8.72 to a low of $0.90 per share. At times, the fluctuations in the price of our common stock may have been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our common stock. The price of our common stock may also have been influenced by:

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

Although we have no immediate plans to raise additional capital, we may at some time in the future do so. Any such issuance would likely dilute shareholders’ ownership interest in our company and may have an adverse impact on the price of our common stock. In addition, from time to time we may issue shares of common stock in connection with equity financing activities or as incentives to our officers and business partners. We may expand the number of shares available under stock incentive and option plans, or create new plans. All issuances of common stock would be dilutive to your holdings in our company. If your holdings are diluted, the overall value of your shares may be diminished and your ability to influence shareholder voting will also be harmed.

If our common stock fails to meet the listing requirements of NASDAQ and is delisted from trading on the NASDAQ, the market price of our common stock could be adversely affected.

Our common stock is currently listed on the NASDAQ Global Select Market under the symbol “ZAGG.” The NASDAQ’s listing requirements include a requirement that, for continued listing, an issuer’s common shares trade at a minimum bid price of $1.00 per share. This requirement is deemed breached when the bid price of an issuer’s common shares closes below $1.00 per share for 30 consecutive trading days.  Our stock is not currently trading at below $1.00, and closed at $7.62 at December 31, 2010.  If we were to trade below $1.00 for 30 consecutive days, we could transfer our stock listing to the NASDAQ Capital Market following receipt of a notice of delisting and receive an additional six month grace period to regain compliance, take certain other actions to increase our stock price prior to being delisted from NASDAQ, or otherwise challenge any action by NASDAQ to delist our common stock.  There can be no assurance that any of these actions would be successful in maintaining our listing on NASDAQ or the trading market for our stock.  A delisting of our common stock from the NASDAQ or a transfer to the Capital Market tier of NASDAQ could adversely affect the liquidity of the trading market for our stock and therefore the market price of our common stock.

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

Real Property

Our principal executive offices facilities are currently located in 31,000 square feet of office and warehouse space located at 3855 South 500 West, Suites B, C, J, K, L, M, O and R, Salt Lake City, Utah 84115.  In August 2010, we signed a master lease agreement covering all of the suites that expires June 30, 2014, at a straight line monthly lease rate of $17,800.  We also lease office facilities located in 1,500 square feet of office space located at 470 North University Avenue, Provo, Utah.  In June 2009, we signed a lease agreement that expired June 14, 2010 at a monthly lease rate of $1,500, which we maintain on a month to month basis.  We believe these facilities are adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Our wholly owned subsidiary, ZAGG Intellectual Property Holding Company, Inc., is engaged as the plaintiff in patent infringement litigation pending in California and in Utah that seeks to enforce rights under United States Patent No. 7,784,610.  The defendants in these cases have raised defenses and, in some cases, asserted counterclaims against ZAGG Intellectual Property Holding Company, Inc. that seek declarations of unenforceability or non-infringement of the patent.  These counterclaims do not assert any claims for affirmative relief apart from a request for an award of costs and attorney’s fees to the prevailing party.  There are no claims asserted in these actions against us.   In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

We are not a party to any litigation or other claims at this time.  However, from time to time we may become subject to lawsuits and other claims in the ordinary course of business.  Such matters are subject to many uncertainties, and most outcomes are not predictable with assurance.

ITEM 4.	[REMOVED AND RESERVED.]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on The NASDAQ Global Market of The NASDAQ Market under the symbol ZAGG.  The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in dollars per share) of our common stock as reported or quoted on The NASDAQ Capital Market.

2009 Quarter Ended	High	Low
March 31, 2009	$2.33	$0.85
June 30, 2009	$7.45	$1.75
September 30, 2009	$7.91	$4.51
December 31, 2009	$7.00	$3.45

2010 Quarter Ended	High	Low
March 31, 2010	$4.00	$2.01
June 30, 2010	$3.34	$1.90
September 30, 2010	$5.07	$2.42
December 31, 2010	$9.18	$4.60

Holders of Common stock

At February 28, 2011, there were approximately 38 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Empire Stock Transfer.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	3,664,892	$2.37	1,492,793
Equity compensation plans not approved by security holders	-	-	-
Total	3,664,892	$2.37	1,492,793

On November 13, 2007, the Board of Directors adopted the ZAGG Incorporated 2007 Stock Incentive Plan (the “2007 Incentive Plan”) wherein we may issue an aggregate of 2,000,000 options to purchase shares of our common stock or shares of our common stock.  On July 16, 2009, the Company’s shareholders approved an amendment to the 2007 Incentive Plan to increase the number of shares issuable under the 2007 Incentive Plan to 5,000,000.  As of December 31, 2010, there were 1,492,793 shares available for grant under the 2007 Incentive Plan.

Recent Sales of Unregistered Securities

During the year ended December 31, 2010, we issued the following securities:

We issued 20,000 shares of common stock to employees valued at $42,200.

We also issued 892,041 stock options as shown in the table below:

Options Granted	Date Granted	Exercise Price	Price at Grant Date	Expected Life	Volatility*	Risk Free Rate	Fair Value
771,500	2/5/2010	$2.53	$2.53	3.5 years	96.21%	1.28%	$1,249,215
1,000	2/22/2010	$2.61	$2.61	3.5 years	95.82%	1.48%	$1,669
3,000	4/12/2010	$2.96	$2.96	3.5 years	94.99%	1.65%	$5,651
3,000	4/30/2010	$3.04	$3.04	3.5 years	94.19%	1.51%	$5,760
1,000	5/3/2010	$3.03	$3.03	3.5 years	94.20%	1.56%	$1,915
1,000	7/19/2010	$2.74	$2.74	3.5 years	94.74%	0.95%	$1,728
10,000	8/16/2010	$3.35	$3.35	3.5 years	93.33%	0.76%	$20,851
92,541	10/13/2010	$5.13	$5.13	3.5 years	93.17%	0.57%	$294,671
6,000	11/1/2010	$7.30	$7.30	3.5 years	95.03%	0.50%	$27,560
3,000	11/8/2010	$8.20	$8.20	3.5 years	94.90%	0.59%	$15,477
* Expected volatility is calculated by weighting the Company’s historical stock price to calculate expected volatility over the expected term of each grant. As the Company’s historical stock price history does not cover the entire expected term, expected volatility is also weighted based on the average historical volatility of similar entities with publicly traded shares over the expected term of each grant.

We also issued warrants for consulting services for 100,000 common shares exercisable at $2.58 per share expiring in 5 years and vesting equally over 1 year.  Each vesting tranche of the warrants was independently valued using the Black-Scholes options pricing model with separate assumptions for each tranche based on the fair value of our common stock on each vesting date, expected term equal to the remaining contractual term on each vesting date, expected volatility weighted between our historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term for each vesting date, and risk-free rate for the expected term based on the U.S. Treasury yield curve in effect with a period that approximates the remaining contractual term for reach vesting date.  For the year ended December 31, 2010, we recorded expense of $292,933 for these warrants.

We also issued warrants for 250,000 common shares exercisable at $8.53 per share expiring in 5 years and vesting immediately to Andrew Mason as part of the acquisition of intangible assets.  We also issued 70,000 shares of our restricted common stock in connection with the acquisition of the intangible assets. These warrants and shares of our restricted common stock were valued at $1,605,035 which is included in the value of the intangible assets acquired.

We also issued 524,301 shares of common stock in exercise of options to purchase 524,301 shares throughout the year.  We received proceeds of $710,277.

We also issued 1,599,600 shares of common stock in exercise of warrants to purchase 1,599,600 shares.  We received proceeds of $2,079,480 related to the exercise of the warrants.

The securities described above were issued in privately negotiated transactions and other private offerings pursuant to Section 4(2) of the Securities Act of 1933, as amended, and regulations promulgated thereunder.

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

The following graph compares the cumulative total shareholder return on our common stock over the three and ½ year period (the Company’s common stock began trading on July 25, 2007) ended December 31, 2010, with the cumulative total return during such period of the NASDAQ Stock Market (U.S. Companies) and a peer group index composed of consumer electronics accessory companies, the members of which are identified below (the “Peer Group”) for the same period.  The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

The Peer Group consists of consumer electronics accessory companies that have securities traded on the Nasdaq Stock Market.  The members of the Peer Group are: iGo, Inc., Plantronics Inc., Comarco, Inc., Logitech International, S.A., and Universal Electronics Inc.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 2010)	—	—	—	—
Month #2 (November 2010)	—	—	—	—
Month #3 (December 2010)	—	—	—	—
Total	—	—	—	—

ITEM 6.	SELECTED FINANCIAL DATA

The selected historical financial data presented below are derived from our consolidated financial statements.  The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto included elsewhere in this report.

	Year ended December 31,
	2010	2009	2008	2007	2006
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$76,135,025	$38,361,747	$19,791,603	$5,135,715	$2,777,036
Operating income (loss)	16,813,422	5,710,051	2,378,949	(1,237,550)	(224,618)
Net income (loss) attributable to stockholders	9,963,072	3,381,429	2,098,962	(759,511)	(141,253)
Earnings (loss) per share attributable to stockholders:
Basic	$0.44	$0.16	$0.11	$(0.05)	$(0.01)
Diluted	0.41	0.15	0.11	(0.05)	(0.01)
Weighted average shares:
Basic	22,518,441	20,633,812	18,971,399	16,139,177	10,052,808
Diluted	24,262,493	22,989,039	19,265,229	16,139,177	10,052,808

BALANCE SHEET DATA:
Total assets	$57,432,066	$18,898,480	$8,454,915	$3,724,135	$1,027,253
Current assets	46,704,758	17,435,306	7,843,576	3,318,617	791,320
Current liabilities	23,089,674	5,011,519	2,638,188	803,788	870,793
Total equity	32,780,927	13,886,961	5,816,727	3,364,465	144,373

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles.  These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We expressly disclaim any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

ZAGG Incorporated designs, and distributes protective clear coverings and accessories for consumer electronic and hand-held devices worldwide under the brand names invisibleSHIELD and ZAGGaudio.  We also sell our current lines of accessory items, including our brands ZAGGskins™, ZAGG LEATHERskins™, ZAGGbuds™, ZAGGsparq™, and ZAGGmate™ product lines to our customers through our website at www.ZAGG.com and through our retail distribution channels as well. The invisibleSHIELD is a protective, high-tech patented film covering, designed for smartphones, tablet computers,  iPods, laptops, cell phones, digital cameras, PDAs, watch faces, GPS systems, gaming devices, and other items.  The patent-pending invisibleSHIELD application of clear protective film covering a device is the first scratch protection solution of its kind on the market, and has sold millions of units.  Currently, ZAGG offers over 5,000 precision pre-cut designs with a lifetime replacement warranty through www.ZAGG.com, major retailers like Best Buy, AT&T, Target, Verizon, Radio Shack, Staples and Cricket; independent electronics resellers; college bookstores; independent Mac stores; mall kiosks, and other online retailers.  During 2010, we had one customer that accounted for more than 10% of our net sales.  The company continues to increase its product lines to offer additional electronic accessories and services to its tech-savvy customer base.

To recap our results for 2010:

•	Our revenue grew 98% from $38.4 million in 2009 to $76.1 million in 2010.

•
Our sales growth in 2010 was the result of strong demand from customers in our indirect channel category due to the addition of new distribution partners and the continued consumer adoption of our invisibleSHIELD product line.  Our sales through our website www.ZAGG.com and through our mall kiosk program also increased in absolute dollars over 2009, but decreased as a percentage of overall sales due to the significant sales in the indirect channel.  We also realized growth from new products including the ZAGG Sparq and ZAGGmate.

•
Our full year 2010 operating income increased by 194% to $16.8 million from $5.7 million in 2009.  Our operating margin percentage increased from 14.9% in 2009 to 22.1% in 2010 despite the decrease in our gross margin percentage from 57.5% in 2009 to 49.1% in 2010.  The decrease in gross margin rate was due primarily to sales mix shift, as a higher percentage of our total sales was comprised of our lower-margin indirect channel sales.

•
Our full year 2010 fully diluted earnings per share attributable to stockholders increased by 173% over 2009, while the number of shares used in the fully diluted earnings per share calculation increased by 6% during the same period.

Our strategic business objectives for 2011 include the following:

•	Continue to expand the distribution of our products through additional indirect channel partners;

•	Focus on our international sales opportunities through our distribution facility in Ireland that will enable us to better serve our customers in Western Europe;

•	increase our SKUs with our existing customers;

•	continue to grow our traffic and sales through our website www.ZAGG.com; and

•	continue to develop new products to introduce to our tech-savvy customer base.

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

Revenue recognition

We record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  Our revenue is derived from sales of our products through our indirect channel including retailers and distributors and through our direct channel including www.ZAGG.com and our corporate owned and third-party-owned mall kiosks, and from the fees derived from the sale of exclusive independent distributor licenses related to the kiosk program.  For sales of product, our standard shipping terms are FOB shipping point and we record revenue when the product is shipped, net of estimated returns and discounts.  For some customers, the contractual shipping terms are FOB destination, for these shipments, we record revenue when the product is delivered, net of estimated returns and discounts.  For license fees, we recognize revenue on a straight-line basis over the life of the license term.

Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Reserve for sales returns and warranty liability

For product sales, the Company records revenue, net of estimated returns and discounts, when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Our return policy generally allows its end users and retailers to return purchased products for refund or in exchange for new products within 45 days of end user purchase.  In addition, the Company generally provides the ultimate consumer a warranty with each product.  Due to the nature of the invisibleSHIELD product line, returns are generally not salvageable and are not included in inventory.  We estimate a reserve for sales returns and warranty and record the estimated reserve amount as a reduction of sales and as a sales return reserve liability.  The estimate for sales returns and warranty requires management to make significant estimates regarding return rates for sales and warranty returns.  Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales return and warranty reserve.

Allowance for Doubtful Accounts

We provide customary credit terms to our customers. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and judgments as to expected collectability of accounts. Our actual bad debts may differ from our estimates.

Inventories

In assessing the realization of inventories, we are required to make judgments as to future demand requirements and to compare these with current inventory levels. When the market value of inventory is less than the carrying value, the inventory cost is written down to the estimated net realizable value thereby establishing a new cost basis. Our inventory requirements may change based on our projected customer demand, market conditions, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.

Income taxes

Deferred income tax assets are reviewed for recoverability, and valuation allowances are provided, when necessary, to reduce deferred income tax assets to the amounts that are more likely than not to be realized based on our estimate of future taxable income. Should our expectations of taxable income change in future periods, it may be necessary to establish a valuation allowance, which could affect our results of operations in the period such a determination is made. We record income tax provision or benefit during interim periods at a rate that is based on expected results for the full year. If future changes in market conditions cause actual results for the year to be more or less favorable than those expected, adjustments to the effective income tax rate could be required.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. The determination of the realization of certain income tax positions is subject to significant estimates based upon the facts and circumstances of each position.

Long-lived Assets

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When indicators of impairment exist related to our long lived tangible assets and definite-lived intangible assets, we use an estimate of the undiscounted net cash flows in measuring whether the carrying amount of the assets is recoverable.  Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary which involves judgment related to future cash flows and the application of the appropriate   valuation model.  If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Stock-based compensation

The Company recognizes stock-based compensation expense in its consolidated financial statements for awards granted to employees and non-employees under its stock incentive plan, which include restricted stock and stock options.  Equity-classified awards are measured at the grant date fair value of the award. The fair value of stock options is measured on the grant date using the Black-Scholes option pricing model (BSM), which involves the use of assumptions such as expected volatility, expected term, dividend rate, and risk-free rate.  Volatility is a key factor used to determine the fair value of stock options in the BSM.  The Company does not have sufficient historical data or implied volatility information to determine volatility based upon its own information.  Therefore the Company uses significant judgment to identify a peer group and determine the appropriate weighting in order to estimate a volatility rate for use in the BSM.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated (amounts in thousands).

	Year Ended December 31,
(in thousands)	2010		2009		2008
Net sales	$76,135	100.0%	$38,362	100.0%	$19,792	100.0%
Cost of sales	38,738	50.9	16,309	42.5	6,594	33.3
Gross profit	37,397	49.1	22,053	57.5	13,198	66.7
Advertising and marketing	5,067	6.7	5,846	15.2	3,976	20.1
Selling, general and administrative	15,516	20.4	10,497	27.4	6,843	34.6
Operating income	16,813	22.1	5,710	14.9	2,379	12.0
Interest expense	(243)	(0.3)	(231)	(0.1)	(6)	(0.0)
Interest and other income	7	0.0	34	0.0	227	1.1
Income before income taxes	16,577	21.8	5,513	14.4	2,600	13.1
(Provision) benefit for income taxes	(6,650)	(8.7)	(2,132)	(5.6)	(501)	(2.5)
Net income	9,928	13.0	3,381	8.8	2,099	10.6
Net loss attributable to noncontrolling interest	35	0.0	—	—	—	—
Net income attributable to stockholders	$9,963	13.0%	$3,381	8.8%	$2,099	10.6%

YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO THE YEAR ENDED DECMEBER 31, 2009 (all numbers in thousands)

Net sales

Net sales for the year ended December 31, 2010 were $76,135 compared to net sales of $38,362 for the year ended December 31, 2009, an increase of $37,773 or 98%.

For the year ended December 31, 2010, sales of our invisibleSHIELD product line accounted for approximately 91% of our revenues.  We have experienced significant growth in our indirect channel to Big Box retailers like Best Buy, Target and Radio Shack, wireless carriers like AT&T, Verizon, The Carphone Warehouse and Cricket, and both domestic and foreign electronics accessory distributors.  We are still focused on distribution through our mall kiosk program and through our website www.ZAGG.com, but the significant growth for 2010 was through our indirect channel as we began selling through additional customers and expanded our SKU count in our current customers.  For the year ended December 31, 2010, approximately 73% of our overall net sales were through our indirect channel, 18% was through our website, 7% was through our mall cart and kiosk programs and 2% was from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping and fulfillment costs.  For the year ended December 31, 2010, cost of sales amounted to $38,738 or approximately 51% of net sales compared to cost of sales of $16,309 or 43% of net sales for the year ended December 31, 2009.  The increase in cost of sales as a percentage of net revenues for the year ended December 31, 2010, as compared to the year ended December 31, 2009, is attributable to the impairment of inventory of $1,511 charged to cost of sales and the overall sales mix shift to wholesale customers which have a lower average selling price than our internet sales which have historically represented a larger percentage of the total sales and increased costs due to the payment of expedited shipping costs related to some of our raw materials for our invisibleSHIELD product line and expedited shipping for our ZAGGmate and ZAGG Sparq product lines.

Gross profit

Gross profit for the year ended December 31, 2010 was $37,397 or approximately 49% of net sales as compared to $22,053 or approximately 57% of net sales for the year ended December 31, 2009.  The decrease in gross profit percentage is due to the impairment of inventory of $1,511 charged to cost of sales and due to the sales mix shift from direct internet sales to indirect customers which have a lower average selling price and increased costs of expediting raw materials related to our invisibleSHIELD product line and our ZAGGmate and ZAGGsparq product lines.  As we continue to grow our business, we will have increased sales to our indirect customers which will continue to put pressure on our gross profit margins.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for year ended December 31, 2010, were $20,584, an increase of $4,241 from total operating expenses for year ended December 31, 2009, of $16,343.  The increases are primarily attributable to the following:

•
For the year ended December 31, 2010, salaries and related taxes increased by $2,241 to $6,389 from $4,148 for the year ended December 31, 2009, which includes $993 in expenses related to the issuance of common stock and options to our employees.  We have added additional staff during 2010 to accommodate our continued growth.

•
For the year ended December 31, 2010, marketing, advertising and promotion expenses were $5,067, a decrease of $779, as compared to $5,846, for the year ended December 31, 2009.  Most of our expenses related to marketing, advertising and promotions are spent online.  We continue to invest heavily in the development of the invisibleSHIELD and ZAGG brands through internet key word advertising, traditional print media, television and radio advertising.  We expect our marketing and advertising expenses to continue to be a material expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.  During fiscal 2011, we intend to continue to expand our marketing efforts related to our existing products and for our new product introductions.

•
For the year ended December 31, 2010, other selling, general and administrative expenses, net of salaries and related taxes described above, were $9,128 compared to $6,349 for the year ended December 31, 2009.  The overall increase in other selling, general and administrative expenses is attributable to the following factors.  Commissions paid to online affiliates and manufacturer’s reps of $1,751, legal and accounting expenses of $1,158, rent expense of $911, credit card and bank fees of $814.

Income from operations

We reported income from operations of $16,813 for the year ended December 31, 2010, compared to income from operations of $5,710 for the year ended December 31, 2009, an increase of $11,103.  The increased income from operations for the year ended December 31, 2010, as compared to the year ended December 31, 2009, is primarily attributable to the overall increase in net sales of our invisibleSHIELD product line and other consumer electronics accessory lines, partially offset by a decrease in gross profit with the sales mix shift toward the indirect channel.

Other income

For the year ended December 31, 2010, total other expense was $236 compared to other expense of $197 for the year ended December 31, 2009.  The increase is primarily due to increased interest expense associated with our terminated credit facility and decreased interest income related to short-term loans.

Income taxes

We recognized an income tax expense of $6,650 for the year ended December 31, 2010, compared to income tax expense of $2,132 for the year ended December 31, 2009.  During the fourth quarter ended December 31, 2010, we recorded a $436 increase to income tax provision due a return to provision adjustment.

Net income

As a result of these factors, we reported net income of $9,928 or $0.41 per share for the year ended December 31, 2010, compared to net income of $3,381 or $0.15 per share for the year ended December 31, 2009.  In connection with the consolidation of HzO, we have a portion of the net loss that is attributable the noncontrolling interest in HzO that was $35 for the year ended December 31, 2010 giving us net income attributable to stockholders of $9,963.

YEAR ENDED DECEMBER 31, 2009, AS COMPARED TO THE YEAR ENDED DECMEBER 31, 2008 (all numbers in thousands)

Net sales

Net sales for the year ended December 31, 2009 were $38,362 compared to net sales of $19,792 for the year ended December 31, 2008, an increase of $18,570 or 94%.

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

Cost of sales

Cost of sales includes raw materials, packing materials and shipping and fulfillment costs.  For the year ended December 31, 2009, cost of sales amounted to $16,309 or approximately 43% of net sales as compared to cost of sales of $6,594 or 33% of net sales for the year ended December 31, 2008.  The increase in cost of sales as a percentage of net revenues for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is attributable to the overall sales mix shift to wholesale customers which have a lower average selling price than our internet sales which have historically represented a larger percentage of the total sales.

Gross profit

Gross profit for the year ended December 31, 2009 was $22,053 or approximately 57% of net sales as compared to $13,198 or approximately 67% of net sales net sales for the year ended December 31, 2008.  The decrease in gross profit percentage was again due to the sales mix shift from direct internet sales to indirect customers which have a lower average selling price.  As we continue to grow our business, we will have increased sales to our indirect customers which will continue to put pressure on our gross profit margins.  We were successful in the fourth quarter of 2009 to negotiate better pricing on some of our raw materials that helped to offset the margin pressure from the increased sales to our indirect customers.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for year ended December 31, 2009 were $16,343, an increase of $5,524 from total operating expenses for year ended December 31, 2008 of $10,819.  The increases are primarily attributable to the following:

•
For the year ended December 31, 2009, salaries and related taxes increased by $1,252 to $4,148 from $2,897 for the year ended December 31, 2008, which includes $993 in expenses related to the issuance of common stock and options to our employees.  We have added additional staff during 2009 to accommodate our continued growth.  As we increase the sales of our products through additional distribution channels, we do not anticipate having to increase our headcount significantly.

•
For the year ended December 31, 2009, marketing, advertising and promotion expenses were $5,846, an increase of $1,870 as compared to $3,976, for the year ended December 31, 2008.  We continue to invest heavily in the development of the invisibleSHIELD and ZAGG brands through internet key word advertising, traditional print media, television and radio advertising and through the use of coupons.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.  During fiscal 2010, we intend to continue to expand our marketing efforts related to our existing products and for our new product introductions.

•
For the year ended December 31, 2009, other selling, general and administrative expenses, net of salaries and related taxes described above, were $ 6,349 compared to $3,946 for the year ended December 31, 2008.  The overall increase in other selling, general and administrative expenses is attributable to the following factors.  We recorded an impairment charge of $712 related to the Brighton Partners note receivable and accompanying interest as it was determined in the fourth quarter that the note had been impaired, we increased our reserve for doubtful accounts by $380 due to the failure of a major foreign distributor and the inability of several of our smaller customers to pay balances due to us because of the overall credit crisis during 2009, increased rent expense of $97 as we increased our office facilities and increased warehouse rent, increased legal and accounting expenses of $338 due primarily to our requirements under the Sarbanes-Oxley Act and increased credit card and bank fees of $213 due to increased credit card transaction processing.

Income (loss) from operations

We reported income from operations of $5,710 for the year ended December 31, 2009 compared to income from operations of $2,379 for the year ended December 31, 2008, an increase of $3,331.  The increased income from operations for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is primarily attributable to the overall increase in sales due to continued consumer adoption of the invisibleSHIELD product line, the addition of new customers and the expansion of additional SKUs with our current customers.

Other income

For the year ended December 31, 2009, total other expense was $197 compared to other income of $221 for the year ended December 31, 2008.  The decrease is primarily attributed to the interest charges we incur as a result of drawing on our line of credit and a decrease in interest income with the impairment of notes receivable.

Income taxes

We recognized an income tax expense of $2,132 for the year ended December 31, 2009 compared to income tax expense of $501 for the year ended December 31, 2008.

Net income

As a result of these factors, we reported net income of $3,381 or $0.15 per share for the year ended December 31, 2009 versus net income of $2,099 or $0.11 per share for the year ended December 31, 2008.

Liquidity and Capital Resources (in thousands)

	Year Ended December 31, 20010	Increase (Decrease)	Year Ended December 31, 2009	Increase (Decrease)	Year Ended December 31, 2008
Cash provided by (used in) operating activities	$(3,154)	$(4,860)	$1,706	$1,800	$(94)
Cash used in investing activities	(2,936)	(1,131)	(1,805)	(910)	(895)
Cash provided by financing activities	3,440	(569)	4,009	3,981	28

	December 31, 2010	(Decrease) Increase	December 31, 2009
Cash	$2,373	$(2,598)	$4,971
Working capital	23,615	11,191	12,424

Net cash used in operating activities in 2010 was $3,154, compared to cash provided by operating activities of $1,706 during 2009.  The overall decrease in cash flows from operating activities in 2010 compared to 2009 was primarily due to an overall increase in current assets.  Inventories increased by $14,251 due to our overall ramp up in inventory levels to support our dramatic increase in sales.  Accounts receivable increased by $12,218 due to increased sales on account to our indirect channel; increased related party other asset of $2,747 due to additional payments related to the ZAGGbox project; $1,861 due to increased prepaid expenses and other current assets due to deposits for inventory; increased deferred income taxes of $1,482 and excess tax benefits related to share-based payments of $620; and were partially offset by increased accounts payable of $9,340; increased income taxes payable of $6,651; increased sales return liability of $1,517; non-cash stock-based compensation expense of $993; increased accrued liabilities of $836; depreciation and amortization of $348; non-cash expense related to the issuance of warrants of $293; and increased accrued wages and wage related expenses of $138.

Net cash used in investing activities during 2010 was $2,936, compared to cash used in investing activities of $1,805 during 2009.  The increase in cash used for investing activities in 2010 compared to 2009 was due to the payments made to HzO related to the waterproofing technology and the acquisition of the Mason patents.  We also increased capital expenditures by $820 related to the purchase of computer equipment and leasehold improvements at our facilities.

Net cash provided by financing activities was $3,440 during 2010 compared to $4,009 during 2009.  Proceeds from warrant exercises were $2,079 during 2010, and proceeds from option exercises were $710.

We reported a net decrease in cash for the year ended December 31, 2010, of $2,597.

For the years ended December 31, 2010 and 2009, we generated revenues of $76,135 and $38,362, respectively, had net income attributable to stockholders of $9,963 and $3,381, respectively, and had negative cash flow from operations of $3,153 and cash flow from operating activities of $1,706, respectively.  As of December 31, 2010, we had total equity of $32,781, retained earnings of $14,701, working capital of $23,615, accounts payable of $12,122, income taxes payable of $8,030, sales returns liability of $2,068, accrued wages and wage related expenses of $303, deferred revenues of $295, accrued liabilities of $240 and notes payable of $31.  Management believes that existing cash, along with cash generated from the collection of accounts receivable, our line of credit with U.S. Bank and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

On March 8, 2011, the Company entered into (i) an Amended and Restated Loan Agreement dated March 7, 2011 (the “A&R Loan Agreement”) with U.S. Bank National Association (“U.S. Bank”), and (ii) a Security Agreement dated March 7, 2011, with U.S. Bank (the “Security Agreement”) and related agreements described in the Loan Agreement and Security Agreement.  The A&R Loan Agreement amends certain terms from a prior Loan Agreement between the Company and U.S Bank dated May 13, 2010.

The Loan Agreement provides for revolving loans and other financial accommodations to or for the benefit of the Company of a principal amount not to exceed the lesser of (a) the “Borrowing Base” (defined below) or (b) Twenty Million Dollars ($20,000,000) and in accordance with the terms of the A&R Loan Agreement and other related documents (the “Loan Documents”).  The Borrowing Base is defined as the sum of (a) eighty percent (80%) of Borrower’s eligible accounts receivable (with eligibility determined pursuant to the A&R Loan Agreement terms) plus (b) fifty percent (50%) of Borrower’s eligible inventory (with eligibility determined pursuant to the A&R Loan Agreement terms), although in no event may the eligible inventory portion exceeds fifty percent (50%) of the total Borrowing Base.  The proceeds under the A&R Loan Agreement may be used for working capital and other corporate purposes.  The Company’s obligation to repay the loan shall be further evidenced by one or more notes (each, a “Revolving Promissory Note”).

The A&R Loan Agreement and the credit facility mature on March 15, 2012.

Advances under the A&R Loan Agreement bear interest at LIBOR plus 1.75%.  The default rate of interest is 3% per annum over the otherwise applicable interest rate.  In addition to the accrual of interest at the default rate, in the event a payment is more than fifteen days past due, the Company shall pay a late fee equal to five percent of the missed payment.  Monthly payments of accrued interest shall be due and payable on the fifth day of each month, commencing with April 5, 2011, and continuing on the fifth day of each month thereafter.  At maturity, the entire outstanding principal balance, all remaining accrued and unpaid interest and all other amounts outstanding are due and payable in full to U.S. Bank.

In connection with the A&R Loan Agreement, the Company also entered into a Security Agreement, a Patent Security Agreement, and a Trademark Security Agreement, all of which have been disclosed in more detail in a Current Report on Form 8-K filed by the Company on March 14, 2011.

Based on our current level of operations, we believe that cash generated from operations, cash on hand, and available borrowings under our existing credit arrangements will be adequate to meet our currently expected capital expenditures and working capital needs for the next 12 months and beyond.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of December 31, 2010:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in thousands)

Operating lease commitments	$1,562	$431	$940	$191	$—

Total contractual obligations	$1,562	$431	$940	$191	$—

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks in the ordinary course of our business.  These risks result primarily from changes in foreign currency exchange rates and interest rates.  In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.

To date we have not utilized derivative financial instruments or derivative commodity instruments.  We do not expect to employ these or other strategies to hedge market risk in the foreseeable future.  We invest our cash in money market funds, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial, although there can be no guarantee that these market risks will be immaterial to us.

See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure.  Market risk, calculated as the potential change in fair value of our cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and footnotes thereto are set forth beginning on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 24, 2011, and acting upon a decision to change accountants recommended and approved by the Board of Directors, the Company dismissed Hansen Barnett & Maxwell (“HBM”), which has audited the financial statements of the Company for the fiscal years ending December 31, 2007, 2008, and 2009.  Additionally, on January 24, 2011, the Board of Directors approved the engagement of KPMG LLP (“KPMG”) as the new independent registered public accounting firm to audit the Company’s financial statements beginning with the fiscal year ended December 31, 2010.

The reports of HBM on the financial statements of the Company as of and for the years ended December 31, 2009, 2008 and 2007, did not contain an adverse opinion, or a disclaimer of opinion.  During the periods ended December 31, 2009, 2008 and 2007, through the date of dismissal, (i) the Company did not have any disagreements with HBM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HBM would have caused it to make a reference to the subject matter of the disagreements in connection with its reports, and (ii) there were no “reportable events,” as described in Item 304(a)(1)(iv) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

During the Company’s two most recent fiscal years, and any subsequent interim period prior to engaging KPMG, neither the Company nor anyone acting on its behalf consulted KPMG with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was the subject of a disagreement or reportable event between the Company and HBM.

Concurrently with its filing of its current report on Form 8-K with the Commission on January 28, 2011, the Company provided HBM with a copy of the disclosures it made in the Current Report, together with a request that HBM furnish the Company with a letter addressed to the Commission stating whether it agreed with the statements made by the Company in the Current Report, and, if not, stating the respects in which it did not agree. A copy of the letter dated January 27, 2011, furnished by HBM in response to that request was filed as Exhibit 16.1 to the Current Report, filed with the Commission on January 28, 2011.

ITEM 9A.	CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that  information required to be included in our reports filed or submitted under the Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

2.	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

3.	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with  generally accepted accounting principles. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on  the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management determined that, as of December 31, 2010, we maintained effective internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included at 9A.5 below.

4.	Inherent Limitations on Effectiveness of Controls

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

5.	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ZAGG Incorporated

We have audited ZAGG Incorporated’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ZAGG Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting (Item 9A.3). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ZAGG Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ZAGG Incorporated and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended, and our report dated March 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Salt Lake City, Utah
March 24, 2011

ITEM 9B.	OTHER ITEMS

None.

PART III

Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Shareholders.  We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2010, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements.

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

Exhibit Number	Description
3.1*	Articles of Incorporation of Registrant as filed with the State of Nevada
3.2*	Bylaws of Registrant
10.1	Loan Agreement dated as of May 13, 2010 (previously filed as an exhibit to our Current Report on Form 8-K dated May 17, 2010, and incorporated herein by reference).
10.2	Security Agreement dated as of May 13, 2010 (previously filed as an exhibit to our Current Report on Form 8-K dated May 17, 2010, and incorporated herein by reference).
10.3	Revolving Promissory Note dated as of May 13, 2010 (previously filed as an exhibit to our Current Report on Form 8-K dated May 17, 2010, and incorporated herein by reference).
10.4	Trademark Security Agreement dated as of May 13, 2010 (previously filed as an exhibit to our Current Report on Form 8-K dated May 17, 2010, and incorporated herein by reference).
10.5	Asset Purchase Agreement dated as of November 9, 2010 (previously filed as an exhibit to our Current Report on Form 8-K dated November 18, 2010, and incorporated herein by reference).
10.6
Amended and Restated Loan Agreement between ZAGG Incorporated and U.S. Bank National Association dated March 7, 2011 (previously filed as an exhibit to a Current Report on Form 8-K filed on March 14, 2011)

10.7	Form of Revolving Note under Amended and Restated Loan Agreement (previously filed as an exhibit to a Current Report on Form 8-K filed on March 14, 2011).
10.8	Security Agreement between ZAGG Incorporated and U.S. Bank National Association dated March 7, 2011 (previously filed as an exhibit to a Current Report on Form 8-K filed on March 14, 2011).
10.9	Patent Security Agreement between ZAGG Incorporated and U.S. Bank National Association dated March 7, 2011 (previously filed as an exhibit to a Current Report on Form 8-K filed on March 14, 2011).
10.10	Trademark Security Agreement between ZAGG Incorporated and U.S. Bank National Association dated March 7, 2011 (previously filed as an exhibit to a Current Report on Form 8-K filed on March 14, 2011).
10.11	Continuing and Unconditional Guaranty of ZAGG Europe LTD (previously filed as an exhibit to a Current Report on Form 8-K filed on March 14, 2011).
10.12	Settlement Agreement dated as of March 23, 2011, by and among ZAGG Incorporated, Teleportall, LLC, Harmer Holdings, LLC, Global Industrial Services Limited, and Lorance Harmer.
14*	Code of Ethics
16	Letter of Hansen Barnett & Maxwell, P.C. previously filed as an exhibit to our Current Report on Form 8-K dated January 28, 2011, and incorporated herein by reference).
21.1	List of subsidiaries
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

* previously filed with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
ZAGG INCORPORATED

Dated: March 24, 2011	By:	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II President, CEO and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 24, 2011	By:	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: March 24, 2011	By:	/s/ ED EKSTROM
Ed Ekstrom Director

Dated: March 24, 2011	By:	/s/ SHU UEYAMA
Shu Ueyama Director

Dated: March 24, 2011	By:	/s/ RANDY HALES
Randy Hales Director

Dated: March 24, 2011	By:	/s/ CHERYL LARABEE
Cheryl Larabee Director

ZAGG INCORPORATED AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ZAGG Incorporated:

We have audited the accompanying consolidated balance sheet of ZAGG Incorporated and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZAGG Incorporated and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ZAGG Incorporated’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Salt Lake City, Utah
March 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ZAGG Incorporated

We have audited the accompanying consolidated balance sheet of ZAGG Incorporated and subsidiary (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZAGG Incorporated and subsidiary as of December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 12, 2010

ZAGG INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS

Current assets
Cash and cash equivalents	$2,373,293	$4,970,756
Accounts receivable, net	17,668,612	5,450,722
Inventories	17,946,948	3,695,840
Prepaid expenses and other current assets	2,620,308	758,835
Related party other asset	3,899,910	1,152,500
Deposit on intangible asset	-	1,151,000
Deferred income tax assets	2,195,687	255,653

Total current assets	46,704,758	17,435,306

Property and equipment, net	1,496,532	887,705

Deferred income tax assets	-	446,154

Other assets	63,310	9,688

Intangible assets, net	9,167,466	119,627

Total assets	$57,432,066	$18,898,480

LIABILITIES AND EQUITY

Current liabilities
Notes payable	$30,923	$-
Accounts payable	12,122,011	2,781,425
Income taxes payable	8,030,719	1,228,899
Accrued liabilities	240,454	23,562
Accrued wages and wage related expenses	302,965	164,495
Deferred revenue	294,931	262,937
Sales returns liability	2,067,671	550,201

Total current liabilities	23,089,674	5,011,519

Deferred income tax liability	1,561,465	-

Total liabilities	24,651,139	5,011,519

Equity

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
23,925,763 and 21,711,862 shares issued and outstanding, respectively	23,926	21,712
Additional paid-in capital	15,494,836	9,239,285
Cumulative translation adjustment	(59,802)	(112,039)
Retained earnings	14,701,074	4,738,003

Total stockholders' equity	30,160,034	13,886,961

Noncontrolling interest	2,620,893	-

Total equity	32,780,927	13,886,961

Total liabilities and equity	$57,432,066	$18,898,480

See accompanying notes to consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008

Net sales	$76,135,025	$38,361,747	$19,791,603
Cost of sales	38,738,077	16,308,501	6,593,718

Gross profit	37,396,948	22,053,246	13,197,885

Operating expenses:
Advertising and marketing	5,067,377	5,845,801	3,976,015
Selling, general and administrative	15,516,149	10,497,394	6,842,921

Total operating expenses	20,583,526	16,343,195	10,818,936

Income from operations	16,813,422	5,710,051	2,378,949

Other (expense) income:
Interest expense	(242,617)	(231,445)	(6,022)
Interest and other income	6,593	34,833	227,223

Total other (expense) income	(236,024)	(196,612)	221,201

Income before provision for income taxes	16,577,398	5,513,439	2,600,150

Income tax provision	(6,649,740)	(2,132,010)	(501,188)

Net income	9,927,658	3,381,429	2,098,962

Net loss attributable to noncontrolling interest	35,414	-	-

Net income attributable to stockholders	$9,963,072	$3,381,429	$2,098,962

Earnings per share attributable to stockholders:

Basic earnings per share	$0.44	$0.16	$0.11

Diluted earnings per share	$0.41	$0.15	$0.11

See accompanying notes to consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

			Additional	Retained	Cumulative	Total
	Common Stock		Paid-in	Earnings	Translation	Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	(Deficit)	Adjustment	Equity	Interest	Equity

Balances, December 31, 2007	18,853,995	$18,855	$4,091,864	$(742,388)	$(3,866)	$3,364,465	$-	$3,364,465

Comprehensive income:

Net income	-	-	-	2,098,962	-	2,098,962	-	2,098,962

Foreign currency translation loss	-	-	-	-	(102,764)	(102,764)	-	(102,764)

Comprehensive income						1,996,198	-	1,996,198

Issuance of common stock to employees and consultants	210,000	210	178,229	-	-	178,439	-	178,439

Issuance of common stock for exercise of warrants	100,000	100	38,762	-	-	38,862	-	38,862

Option expense	-	-	238,763	-	-	238,763	-	238,763

Balances, December 31, 2008	19,163,995	19,165	4,547,618	1,356,574	(106,630)	5,816,727	-	5,816,727

Comprehensive income:

Net income	-	-	-	3,381,428	-	3,381,428	-	3,381,428

Foreign currency translation loss	-	-	-	-	(5,409)	(5,409)	-	(5,409)

Comprehensive income						3,376,019	-	3,376,019

Issuance of common stock to employees	80,000	80	282,720	-	-	282,800	-	282,800

Option exercises	634,299	633	467,881	-	-	468,514	-	468,514

Warrant exercises	1,833,568	1,834	2,275,071	-	-	2,276,905	-	2,276,905

Warrant grant	-	-	221,917	-	-	221,917	-	221,917

Option expense	-	-	381,992	-	-	381,992	-	381,992

Excess tax benefits related to share-based payments	-	-	1,062,086	-	-	1,062,086	-	1,062,086

Balances, December 31, 2009	21,711,862	21,712	9,239,285	4,738,002	(112,039)	13,886,960	-	13,886,960

Purchase of HzO technology and equipment	-	-	-	-	-	-	2,656,307	2,656,307

Comprehensive income:

Net income (loss)	-	-	-	9,963,072	-	9,963,072	(35,414)	9,927,658

Foreign currency translation gain	-	-	-	-	52,237	52,237	-	52,237

Comprehensive income						10,015,309	(35,414)	9,979,895

Issuance of common stock to employees	20,000	20	42,180	-	-	42,200	-	42,200

Option exercises	524,301	524	709,753	-	-	710,277	-	710,277

Warrant exercises	1,599,600	1,600	2,077,879	-	-	2,079,479	-	2,079,479

Warrant grant	-	-	292,992	-	-	292,992	-	292,992

Patent acquisition	70,000	70	1,604,965	-	-	1,605,035	-	1,605,035

Option expense	-	-	951,276	-	-	951,276	-	951,276

Excess tax benefits related to share-based payments	-	-	576,506	-	-	576,506	-	576,506

Balances, December 31, 2010	23,925,763	$23,926	$15,494,836	$14,701,074	$(59,802)	$30,160,034	$2,620,893	$32,780,927

See accompanying notes to consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$9,927,658	$3,381,429	$2,098,962
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock-based compensation	993,475	664,792	406,064
Excess tax benefits related to share-based payments	(619,534)	(1,062,086)	-
Depreciation and amortization	348,177	243,119	160,269
Deferred income taxes	(1,481,785)	507,943	370,347
Expense related to issuance of warrants	292,993	-	-
Impairment expense for short term note	-	438,000	-
Gain on asset disposals	-	-	(12,215)
Changes in operating assets and liabilities
Accounts receivable	(12,217,890)	(1,856,835)	(3,191,441)
Inventories	(14,251,108)	(1,782,543)	(1,466,253)
Related party other asset	(2,747,410)	(1,152,500)	-
Prepaid expenses and other current assets	(1,861,473)	(7,758)	(315,920)
Other assets	(53,622)	-	-
Accounts payable	9,340,585	1,155,035	1,120,815
Income taxes payable	6,801,820	-	-
Accrued liabilities	686,338	978,643	176,940
Accrued wages and wage related expenses	138,470	43,383	25,575
Deferred revenues	31,994	(103,653)	265,679
Sales return liability	1,517,470	259,082	267,258

Net cash (used in) provided by operating activities	(3,153,842)	1,706,051	(93,920)

Cash flows from investing activities
Deposits on and purchase of intangible assets	(2,116,540)	(1,230,264)	(4,904)
Short-term loans	-	-	(513,000)
Proceeds from disposal of equipment	-	-	2,994
Purchase of property and equipment	(819,531)	(574,473)	(380,102)

Net cash used in investing activities	(2,936,071)	(1,804,737)	(895,012)

Cash flows from financing activities
Payments on debt	-	(20,223)	(21,867)
Proceeds from notes payable	30,923	-	-
Proceeds from exercise of warrants and options	2,789,756	2,967,336	-
Excess tax benefits related to share-based payments	619,534	1,062,086	-
Proceeds from issuance of common stock and warrants	-	-	50,000

Net cash provided by financing activities	3,440,213	4,009,199	28,133

Effect of foreign current exchange rates on cash and cash equivalents	52,237	(5,409)	(102,764)

Net (decrease) increase in cash and cash equivalents	(2,597,463)	3,905,104	(1,063,563)

Cash and cash equivalents at beginning of the period	4,970,756	1,065,652	2,129,215

Cash and cash equivalents at end of the period	$2,373,293	$4,970,756	$1,065,652

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$242,617	$231,445	$6,022
Cash paid during the period for taxes	710,171	551,683	-

See accompanying notes to consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARIES
 STATEMENTS OF CASH FLOWS (Continued)

Supplemental schedule of noncash investing and financing activities

For the Year Ended December 31, 2010:

Issued 100,000 warrants to consultants.

Issued 70,000 shares of common stock and 250,000 warrants in connection with the acquisition of patents.  See Note 5.

Issued 8,417,506 shares of HzO Series A Preferred Stock in connection with the acquisition of the HzO technology.  See Note 5.

Issued 500,000 shares of HzO Series A Preferred Stock for the purchase of equipment.

Issued 20,000 shares of common stock to employees.

For the Year Ended December 31, 2009:

Issued 370,000 warrants to consultants.

Issued 80,000 shares of common stock to employees.

For the Year Ended December 31, 2008:

Issued 210,000 shares of common stock to employees and consultants.

See accompanying notes to consolidated financial statements.

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

ZAGG Incorporated (the “Company”) was incorporated in the State of Utah on March 25, 2005, as Protective Solutions, Inc.  On January 30, 2006, the Company amended its articles of incorporation and changed its name to ShieldZone Corporation.  On February 8, 2007 the Company was acquired by an inactive publicly held company, Amerasia Khan Enterprises Ltd. in a transaction accounted for as a recapitalization of the Company.  On March 1, 2007, the Company redomesticated its operating subsidiary by reincorporating it in the State of Nevada and on that same date the Company merged that subsidiary into Amerasia Khan Enterprises Ltd, the parent, who was the surviving entity.  In connection with the merger, the Company changed the name of Amerasia Khan Enterprises Ltd. to ZAGG Incorporated.

The Company provides innovative consumer products like films, skins, audio and power solutions that protect, personalize, and enhance the mobile experience.  ZAGG's products are distributed worldwide under the following brands, invisibleSHIELD®, ZAGGskins™, ZAGGsparq™, ZAGGbuds™, ZAGG LEATHERskins™, and ZAGGmate™.

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Significant items subject to such estimates include the allowance for doubtful accounts, inventories, sales returns and warranty liability, the useful life of property and equipment and intangible assets, stock-based compensation, deferred tax assets, and income tax uncertainties and other contingencies.  These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate.

Principles of consolidation

The consolidated financial statements include the accounts of ZAGG Incorporated and its wholly owned subsidiaries ZAGG Europe Limited, ZAGG International and ZAGG Intellectual Property Holding Co, Inc., and HzO, Inc. which is a variable interest entity.  All intercompany transactions and balances have been eliminated in consolidation.

Cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Cash equivalents as of December 31, 2010 and 2009, consisted primarily of money market fund investments and amounts receivable from credit card processors.

Fair value measurements

The Company measures at fair value certain financial and non-financial assets by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:

Level 1 — Quoted market prices in active markets for identical assets or liabilities;

Level 2 — Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs); and

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting unit to develop its own assumptions.

Accounts receivable

The Company sells its products to end users through indirect distribution channels and other resellers who are extended credit terms after an analysis of their financial condition and credit worthiness.  Credit terms to distributors and resellers, when extended, are based on evaluation of the customers' financial condition.  Accounts receivable are recorded at invoiced amounts and do not bear interest.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  Management regularly evaluates the allowance for doubtful accounts considering historical losses adjusted to take into account current market conditions, customers’ financial condition, receivables in dispute, receivables aging and current payment patterns. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Payments subsequently received on written off receivables are credited to the bad debt expense in the period of recovery.

The following summarizes the activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
Balance at beginning of year	$685,155	$218,936	$63,241
Additions charged to expense	219,141	466,219	155,695
Write-downs charged against the allowance	—	—	—
Recoveries of amounts previously charged off	—	—	—
Balance at end of year	$904,296	$685,155	$218,936

On May 13, 2009, the Company entered into an accounts receivable financing agreement with Faunus Group International, Inc. (“FGI”).  Under the agreement, the Company could offer to sell its accounts receivable to FGI each month during the term of the Agreement, up to a maximum amount outstanding at any time of $4,000,000.  The Company could sell accounts receivable to FGI on either a credit approved or full recourse basis.  Credit approved invoices were sold to FGI with no recourse, FGI accepted all credit default risk on invoices sold under the credit approved terms.  The Company accounted for the sale of the credit approved invoices as a reduction to accounts receivable.  Amounts sold under the financing agreement for 2010, 2009, and 2008 were $5,988,875, $6,614,532, and $0, respectively.  Under the terms of the agreement, the Company was charged a monthly collateral management fee of 0.87% of the average monthly outstanding balance and interest at 7% per annum.  The term of the agreement was for a period of four years.  However, effective May 12, 2010, the Company terminated the receivable financing agreement with FGI.  As a result of the early termination of the agreement, the Company paid a termination fee of $75,000 to FGI that was recorded as interest expense in the accompanying consolidated financial statements in full satisfaction of the Company’s obligations under the agreement.

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories, consisting primarily of finished goods and raw materials, are valued at the lower of cost, determined on a first-in, first-out basis, or market.  Management performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary write downs in cost to reduce such inventories to net realizable value.

Property and equipment

Property and equipment are recorded at cost.  Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease.

Major additions and improvements are capitalized, while costs for minor replacements, maintenance and repairs that do not increase the useful life of an asset are expensed as incurred.  Upon retirement or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts.  The resulting gain or loss is reflected in selling, general and administrative expense.

Intangibles assets

Intangible assets include internet addresses, patent applications, and purchased patents and intellectual property and are amortized over their estimated economic lives, using a straight-line or accelerated method.  Amortization expense related to certain acquired patents and intellectual property is classified as a component of cost of goods sold.

Impairment of long-lived assets

Long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate over the remaining life in measuring whether the assets are recoverable.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Revenue recognition

The Company’s revenue is derived from sales of its products through its indirect channel including retailers and distributors and through its direct channel including www.ZAGG.com and its corporate owned and third-party-owned mall kiosks, and from the license fees for the sale of exclusive independent distributor licenses related to the kiosk program.  For product sales, the Company records revenue, net of estimated returns and discounts, when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Shipping and other transportation costs charged to buyers are recorded in both sales and cost of sales.  Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues. For kiosk license fees, the Company recognizes revenue on a straight-line basis over the term of the license which is generally three years.

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Promotional products given to customers or potential customers are recognized as a component of selling, general and administrative expenses. Sales incentives provided to customers are recognized as a reduction of the related sale price at the time of sale, and, therefore, are a reduction in revenues.

Reserve for sales returns and warranty liability

The Company’s return policy generally allows its end users and retailers to return purchased products for refund or in exchange for new products within 45 days of end user purchase.  In addition, the Company generally provides the ultimate consumer a warranty with each product.  The Company estimates a reserve for sales returns and warranty liability and records that reserve amount as a reduction of revenues and as a sales return reserve liability.

The following summarizes the activity in the Company’s sales return and warranty liability for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
Balance at beginning of year	$550,201	$291,119	$23,861
Additions charged to expense	7,047,467	2,845,956	1,053,587
Sales returns and warranty claims charged against the reserve	(5,529,997)	(2,586,874)	(786,329)
Balance at end of year	$2,067,671	$550,201	$291,119

Income taxes

The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns.  Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax bases of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized.  Deferred income tax assets are reviewed for recoverability and valuation allowances are provided when it is more likely than not that a deferred tax asset will not be realizable in the future.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records estimated interest and penalties related to unrecognized tax benefits as a component of income tax provision.

The Company has foreign subsidiaries formed or acquired to conduct or support its business outside the United States. The Company does not provide for U.S. income taxes on undistributed earnings for its foreign subsidiaries as the foreign earnings will be permanently reinvested in such foreign jurisdictions.

Stock-based compensation

The Company recognizes stock-based compensation expense in its consolidated financial statements for awards granted to employees and non-employees under its stock incentive plan, which include restricted stock and stock options.  Equity-classified awards are measured at the grant date fair value of the award. The fair value of restricted stock is measured on the grant date based on the quoted closing market price of the Company’s common stock.  The fair value of the stock options is measured on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates.  The Company recognizes compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.  No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.  Excess tax benefits of awards that are recognized in equity related to stock option exercises are reflected as financing cash inflows.

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising and marketing

General advertising is expensed as incurred. Advertising allowances provided to retailers are recorded as an expense when incurred as the Company receives an identifiable benefit in return for the allowance. Advertising expenses for the years ended December 31, 2010, 2009 and 2008 were $5,067,377, $5,845,801 and $3,976,015, respectively.  Included in the December 31, 2008, expense was $190,787 related to an infomercial that the company had produced, but subsequently abandoned.

Foreign currency translation and transactions

The Company’s primary operations are at the parent level which uses the U.S. dollar (USD) as its functional currency.   The British Pound is the functional currency of the Company’s ZAGG Europe Limited subsidiary and the Euro is the functional currency of the Company’s ZAGG International subsidiary.  Accordingly, assets and liabilities for these subsidiaries are translated into USD using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recorded as a component of accumulated other comprehensive income in stockholders’ equity.  Gains and losses resulting from foreign currency transactions are included in income as a component of other, net in the consolidated statements of operations and totaled $(15,916), $(98,612) and $181,195 for the years ended December 31, 2010, 2009 and 2008, respectively.

Segment Reporting

The accounting guidance requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance.  Management believes that the Company has only one operating segment in accordance with accounting guidance because the Company's business consists of sales of consumer electronics accessories, primarily related to the invisibleSHIELD product line.

Earnings per share

Basic earnings per common share excludes dilution and is computed by dividing net income attributable to stockholders by weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method.

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Net income attributable to stockholders	$9,963,072	$3,381,429	$2,098,962

Weighted average shares outstanding	22,518,441	20,633,812	18,971,399
Dilutive effect of stock options and warrants	1,744,052	2,355,227	293,830
Diluted shares	24,262,493	22,989,039	19,265,229
Earnings per share attributable to stockholders:
Basic	$0.44	$0.16	$0.11
Dilutive	$0.41	$0.15	$0.11

For the years ended December 31, 2010, 2009, and 2008, warrants and stock options to purchase 1,156,608, 422,500, and 4,146,953, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

Comprehensive income includes changes to equity accounts that were not the result of transactions with stockholders. Comprehensive income is comprised of net income and changes in the cumulative foreign currency translation adjustments.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-06, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. ASU 2010-06 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not expect the remaining adoption of ASU 2010-06 related to the reconciliation of Level 3 fair value measurements to have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for annual reporting periods beginning after December 15, 2010. We do not expect the adoption of ASU 2009-13 to have a material impact on our consolidated financial statements.

NOTE 2 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized in the table below:

	December 31,
	2010	2009

Interest and other receivables	$97,719	$69,459
Inventory deposits	2,277,615	360,635
Other	244,974	328,741
Total prepaid expenses and other current assets	$2,620,308	$758,835

NOTE 3 – INVENTORIES

Inventory consisted of the following components:

	December 31,
	2010	2009

Finished goods	$7,925,387	$778,871
Raw materials	10,021,561	2,916,969
Total inventory	$17,946,948	$3,695,840

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		December 31,
		2010	2009
	Useful Lives
Computer equipment and software	3 to 5 years	$587,127	$431,923
Equipment	3 to10 years	936,638	452,473
Furniture and fixtures	7 years	98,407	109,392
Automobiles	5 years	176,476	93,002
Leasehold improvements	1 to 4.75 years	549,902	318,180

		2,348,550	1,404,970
Less accumulated depreciation		(852,018)	(517,265)

Net property and equipment		$1,496,532	$887,705

NOTE 5 – INTANGIBLE ASSETS

The Company’s intangible assets are summarized in the table below:

	December 31, 2010
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Intangibles subject to amortization:
Internet addresses	10 yrs	$124,234	(28,069)	96,165
Patents	14 yrs	1,835,575	—	1,835,575
Intangibles not subject to amortization:
Patent application costs	N/A	47,039	—	47,039
HzO technology	N/A	7,188,687	—	7,188,687
Total		$9,195,535	(28,069)	9,167,466
	December 31, 2009
	Weighted
	average	Gross		Net
	amortization	carrying	Accumulated	carrying
	period	amount	amortization	amount
Intangibles subject to amortization:
Internet addresses	10 yrs	$124,234	(15,646)	108,588
Intangibles not subject to amortization:
Patent application costs	N/A	11,039	—	11,039
Total		$135,273	(15,646)	119,627

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2010, 2009 and 2008, amortization expense was $12,423, $6,981 and $4,454, respectively.  Estimated aggregate amortization for definite-lived intangible assets for the next five years is as follows:

2011	$200,424
2012	217,525
2013	219,532
2014	222,598
2015	226,616
$1,086,695

Internet addresses

Internet addresses consists of amounts paid to secure the Company’s Internet addresses. The Company has contractual rights customary in the industry to use its Internet addresses.  However, the Company does not have and cannot acquire any property rights to the internet addresses.  The Company does not expect to lose its rights to use the Internet addresses; however, there can be no assurance in this regard and such loss could have a material adverse effect on the Company’s financial position and results of operations.  Amortization is being recorded straight line and is included in selling, general and administrative expenses.

Patent application costs

Patent application costs for the years ended December 31, 2010 and 2009 include legal fees paid in connection with the Company’s patent applications of $47,039 and $11,039, respectively.  As of December 31, 2010, the patents had not been granted.  Accordingly, the Company has not begun to amortize the patent application costs and will begin amortizing the patents over the economic life of the patents, when the patent is granted.

Patents

On August 31, 2010, Andrew Mason (“Mason”) filed a complaint against the Company claiming patent infringement on the Company’s invisibleSHIELD installation kits.  On September 4, 2010, the Company filed a counter complaint against Mason and his company, eShields LLC (“eShields”).  On November 9, 2010, before either party had responded on the merits to the claims asserted, the Company, Mason and eShields entered into an Asset Purchase Agreement (“Purchase Agreement”) under which a wholly owned subsidiary of the Company, ZAGG Intellectual Property Holding Co., Inc., a Nevada corporation, acquired all of the rights of Mason in the (i) patents which are the subject of the litigation, (ii) patent application filed on August 13, 2010 (the “CIP Application”) and (iii) rights to sue for infringement of the patents.

In consideration for the conveyance of Mason’s assets described above, the Company agreed to pay or convey to Mason the following:

(a)	a first payment of $200,000 by November 11, 2010, and a second payment of $150,000 after December 31, 2010;
(b)
issue to Mason five-year warrants (the “Warrant”) to purchase 750,000 shares of the Company’s restricted Common Stock at an exercise price equal to the closing bid price on November 9, 2010 ($8.53); provided that 500,000 of the 750,000 warrant shares are exercisable only upon the issuance of a patent from the CIP Application with at least one claim that satisfies the Claim Conditions (as defined below);

(c)	issue to Mason 70,000 shares of the Company’s restricted Common Stock; and
(d)	grant eShields a fully paid-up, perpetual, non-exclusive license, with limited rights to transfer or sublicense, for the patents and CIP Applications.

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also agreed to dismiss the claims asserted against Mason and eShields, and to make additional payments to Mason if the US Patent and Trademark Office (“USPTO”) issues a U.S. patent that includes at least one claim that broadly encompasses any protective kit that includes a package, as well as a squeegee and an adhesive-coated protective film for a consumer electronic device with a peel-away backing within the package (collectively, the “Claim Conditions”).  If the Claim Conditions are met, the Company will:

(a)	pay Mason the sum of $500,000; and
(b)	issue to Mason 430,000 shares of the Company’s restricted Common Stock.

If the Claim Conditions are not met, the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500,000 of the Warrants.  There can be no assurance that the USPTO will issue a patent on the CIP Application that meets the requirements of the Claim Conditions.

The Company determined the fair value of the consideration paid, excluding the consideration contingent upon issuance of a patent on the CIP Application, was $1,955,035 which includes $350,000 of cash consideration, $1,605,035 of fair value for the 250,000 warrants.  The fair value of the 250,000 warrants that are not contingent on the CIP application was determined using the Black-Scholes option pricing model.  The fair value of the 70,000 shares of common stock was determined considering the restrictions, resulting in a discount of 15% from the closing share price on the date of the settlement.  The Company then determined the fair value of the patents acquired and the litigation settlement using a relief from royalty method, which is an income approach, to determine the present value of expected future cash flows and cash flows during the period of claimed patent infringement.  The fair values of the elements of the arrangement were in excess of the fair value of the consideration paid, as such, the Company allocated the consideration to the components based on relative fair value, resulting in $1,835,575 allocated to the patents acquired and $119,460 allocated to the litigation settlement, which was recorded as a component of selling, general and administrative expense.  The life of the patents was determined based upon the period of time over which the Company expects to benefit from the patents and is amortized using an accelerated method of amortization based on estimated cash flows and is recognized as a component of cost of goods sold.  No amortization expense was recognized in 2010 as the assets were acquired near the end of the year.

HzO Technology

On September 28, 2009, the Company entered into a bridge loan agreement with HzO, Inc., a Delaware corporation (“HzO”), whereunder the Company loaned to HzO $1,151,000 and received a secured convertible promissory note (the “Note”).  In connection with the funding of the bridge loan, HzO entered into a Technology Contribution Agreement to acquire certain rights to the Golden Shellback technology (the “HzO technology”) developed by Northeast Maritime Institute, Inc. (“NMI”) for $3,150,000 of cash consideration and 10,521,882 shares of HzO Series A Preferred Stock.  The technology is a molecular, vacuum deposited coating that is nonflammable, has low toxicity and has the ability to weatherproof electronic devices and other surfaces.  Pursuant to a separate agreement with HzO, the Company was granted the exclusive worldwide marketing rights for the HzO technology due to its efforts in assisting HzO in securing the HzO technology and funding the bridge loan.

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

On November 5, 2010, the Company determined to pay the balance of $1,800,000 due to NMI under the Technology Contribution Agreement.  The Company made an additional advance of $1,800,000 under the bridge loan to HzO.  The Company received an additional warrant for 1,136,363 shares of HzO Series A Preferred Stock as additional consideration for making the loan, for an aggregate of 1,988,635 warrants.  Immediately following the funding of the additional advance of $1,800,000 under the bridge loan, the Company converted the outstanding principal balance of the bridge loan of $3,151,000 to 6,628,787 shares of HzO Series A Preferred Stock.

As consideration to NMI for the purchase of the HzO technology, NMI received in aggregate $3,150,000 in cash and 10,521,882 in HzO Series A Preferred Stock.  Of the HzO Series A Preferred Stock received by NMI, 2,104,376 shares are held in escrow until a patent meeting certain conditions is obtained on the HzO technology.  If a patent meeting the required conditions is not obtained within four years, the escrowed shares will be forfeited.

As a result of the transaction, HzO has acquired the HzO technology and recorded the value at $7,188,687, which includes $3,150,000 of cash consideration, $2,532,257 of fair value for the Series A Preferred Stock in HzO, and $1,506,430 due to the tax consequence of an asset acquisition that is not a business combination.  The fair value of the Series A Preferred Stock in HzO was determined based upon using a market approach which considered the portion of the Series A Preferred Stock in HzO issued to NMI which are held in escrow and ZAGG has a call option to acquire NMI’s interests in HzO for $3,000,000.  The $1,506,430 due to the tax consequence is a result of the book basis exceeding the tax basis in the asset, thus resulting in the recognition of a deferred tax liability and an increase to the asset.  As the HzO technology was acquired near year end, the Company has not begun utilizing it to generate cash flows from sales or licensing arrangements.  Therefore, upon the Company finalizing how the HzO technology will be utilized, a useful life will then be determined based upon the forecasted cash flows.  The Company anticipates having sales associated with the HzO technology beginning in 2011.  The HzO technology will be amortized using an accelerated method of amortization based on estimated cash flows and will be recognized as a component of cost of goods sold. The HzO Series A Preferred Stock issued to NMI is reflected in the consolidated balance sheets as a noncontrolling interest and is further discussed in Note 7. The Company also issued 500,000 shares of Series A Preferred Stock in HzO for the purchase of equipment from NMI in 2010.

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the prior period the Company accounted for the transactions with HzO as an unconsolidated entity.  Upon further review of the relationship between the Company and HzO, it was determined that HzO was a Variable Interest Entity (VIE) as of its inception in February 2009 and that the Company is the primary beneficiary.  Therefore the Company should have consolidated HzO in its 2009 consolidated financial statements.  As HzO had no operations during 2009, the impact of consolidating HzO resulted in a reclassification only from convertible bridge loan to deposit on intangible assets as of December 31, 2009. Accordingly, the Company's investment in HzO reflected as a bridge loan in the prior year has been reclassed to a deposit on intangible assets in the current year presentation.  At the time of the purchase of the HzO technology, the Company assessed its interest in HzO and has determined that the entity continues to be a VIE for which the Company is the primary beneficiary and has consolidated the operations of HzO in the accompanying consolidated financial statements.  The consolidated assets of the VIE consist primarily of the acquired HzO technology, which is included in intangible assets in the accompanying consolidated balance sheets.  The equity interests of HzO not owned by the Company are reported as a noncontrolling interest in the accompanying consolidated financial statements.  The creditors of HzO do not have recourse to other assets of the Company.

NOTE 6 – INCOME TAXES

The components of income tax (provision) benefit for the years ended December 31, 2010, 2009 and 2008 are:

	2010	2009	2008
Current provision:
Federal	$(7,057,934)	$(1,079, 701)	$—
State	(1,073,591)	(155,456)	—
Total current	(8,131,525)	(1,235,157)	—
Deferred (provision) benefit:
Federal	1,283,142	(776,631)	(476,129)
State	198,643	(120,222)	(25,059)
Total deferred	1,481,785	(896,853)	(501,188)
Total (provision) benefit	$(6,649,740)	$(2,132,010)	$(501,188)

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Tax at statutory rate (34%)	$(5,636,316)	$(1,838,699)	$(884,051)
State tax, net of federal tax benefit	(555,941)	(178,462)	(85,805)
Non-deductible expense and other	(198,451)	(114,849)	(6,582)
Domestic production activities deduction	587,230	—	—
Return to provision adjustment	(436,335)	—	—
Interest and penalties	(201,148)	—	—
Federal 38% rate bracket surcharge	(208,779)	—	—
Utilization of NOL carryforward	—	—	475,250
	$(6,649,740)	$(2,132,010)	$(501,188)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2010 and 2009, are as follows:

	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$337,302	$255,563
Deferred revenue	48,338	—
Net operating loss carryforward	45,307	3,151
Loss from foreign subsidiary	—	80,254
Inventories	1,044,573	27,761
Stock-based compensation	234,420	191,659
Sales returns accrual	765,474	205,225
Total deferred tax assets	2,475,414	763,613
Deferred tax liabilities:
Property and equipment	313,605	61,896
Intangible assets	1,527,587	—
Total gross deferred tax liabilities	1,841,192	61,896
Net deferred tax assets	$634,222	$701,717

Deferred tax assets, net – current	$2,195,687	$255,563
Deferred tax (liabilities) assets, net – non-current	(1,561,465)	446,154
Net deferred tax assets	$634,222	$701,717

At December 31, 2010, the Company has net operating loss carryforwards for federal and state income tax purposes of $121,467, resulting from taxable losses of HzO, which are available to offset future federal and state taxable income of HzO, if any, through 2030.

There was no valuation allowance at December 31, 2010, as management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2010 and prior years as the Company considers these earnings to be indefinitely reinvested.  In addition, the tax implications of the Company’s foreign subsidiaries is not considered to be material based on the amounts of the historical losses incurred and the fact that any net operating loss carryforward would not be more likely than not of being realized.

The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  As of December 31, 2010 and 2009, the Company had no unrecognized tax benefits.  For the year ended December 31, 2010, the Company recorded $201,148 in interest and penalties, which are included as a component of income tax provision.

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is currently not under examination by any federal or state tax authority, but remains subject to income tax examinations for each of its open tax years, which extend back to 2007 for federal income tax purposes and 2006 for state income tax purposes.

During the fourth quarter ended December 31, 2010, the Company recorded a $436,335 increase to income tax provision due to a return to provision adjustment.

NOTE 7 – COMMON STOCK AND NONCONTROLLING INTEREST

Common stock

During 2008, the Company issued 310,000 shares of its common stock.  Of such shares, 210,000 were issued to employees and consultants, and 100,000 were issued in connection with the exercise of a warrant to purchase 100,000 shares of the Company’s common stock.  The Company received proceeds of $50,000 in connection with the exercise of the warrant.

During 2009, the Company issued 2,547,867 shares of its common stock.  Of such shares, 80,000 were issued to employees, 634,299 were issued in connection with the exercise of stock options and 1,833,568 were issued in connection with the exercise of warrants.  The Company recognized compensation expense in the amount of $282,800 related to the issuance of 80,000 shares to employees and received proceeds of $468,514 related to the option exercises and $2,276,905 related to the exercise of the warrants.

During 2010, the Company issued 2,213,901 shares of its common stock.  Of such shares, 20,000 were issued to employees as compensation, 524,301 were issued in connection with the exercise of stock options, 1,599,600 were issued in connection with the exercise of warrants and 70,000 were issued in connection with the acquisition of patents.  The Company recognized compensation expense of $42,200 related to the issuance of 20,000 shares to employees and received proceeds of $710,277 related to the option exercises and $2,079,479 related to the exercise of the warrants.

Noncontrolling interest

Noncontrolling interests are classified in the consolidated statements of operations as part of net income attributable to stockholders and the accumulated amount of noncontrolling interests is included in the consolidated balance sheets as part of equity. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

The value of the noncontrolling interest in the consolidated financial statements primarily represents the Series A Preferred Stock in HzO issued to NMI as part of the HzO technology purchase.  The Series A Preferred Stock in HzO has the same voting rights as HzO Common Stock and has one vote for each share of Series A Preferred Stock.  The Series A Preferred Stock is convertible into Common Stock, at the option of the holder, at a fixed conversion ratio of 1 share of Series A Preferred Stock to 1 share of Common Stock.  All outstanding Series A Preferred Stock shares are redeemable at any time after 8/21/2014 at the election of at least 2/3rds of the Series A Preferred Stock holders.  As the Company has at least 1/3rd of the HzO Series A Preferred Stock, it can control the redemption of the HzO Series A Preferred Stock and therefore the associated noncontrolling interest is recorded within permanent equity.  The Series A Preferred Stock is redeemable at the fixed price of $0.4752 per share.  As of December 31, 2010, the Company and NMI hold 6.6 million and 11.1 million shares of HzO Series A Preferred Stock, respectively.  However, 2.1 million shares of the 11.1 million shares of HzO Series A Preferred Stock issued to NMI are held in escrow pending a future event (see Note 5).  HzO Series A Preferred Stock holders are entitled to receive dividends annually at a stated dividend rate of $0.038 per share when, as, and if declared by the Board of Directors of HzO.  No dividends had been declared as of December 31, 2010.  The Company holds a call option to acquire all of NMI’s equity interests and rights in HzO for $3,000,000 which is exercisable any time through October 1, 2013.  The Company also has the right of first refusal if NMI has an offer to purchase its interests in HzO.  The call option does not meet the definition of a derivative, and therefore it is not marked to fair value at each period end.

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling interest consists of a 47% equity interest in the HzO, Inc. subsidiary held by third parties, excluding shares of HzO Series A Preferred Stock held in escrow.

NOTE 8 – STOCK OPTIONS AND WARRANTS

Common Stock Options - In 2007, the Company’s board of directors adopted and in 2008 the Company’s shareholders approved the ZAGG Incorporated 2007 Stock Incentive Plan which provides for the issuance of up to 2,000,000 shares of common stock to the company’s directors, employees, consultants and advisors (the “2007 Incentive Plan”).  On July 16, 2009, the Company’s shareholders approved an amendment to the 2007 Incentive Plan to increase the number of shares issuable under the 2007 Incentive Plan to 5,000,000.  As of December 31, 2010, there were 1,492,793 shares available for grant under the 2007 Incentive Plan.

The 2007 Incentive Plan provides for awards in the form of options to acquire shares of common stock and restricted stock grants.  The 2007 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors.  Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 3 years of continuous service and have 5-year contractual terms.

The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model.  For the years ended December 31, 2010, 2009 and 2008 the following assumptions were used in determining the fair value:

	2010	2009	2008
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.20%	1.31%	2.05%
Expected term (years)	3.5 years	3.5 years	3.7 years
Expected volatility	95.83%	90.52%	73.95%

The Company determines the expected term of its stock option awards by using the simplified method, which assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. Expected volatility is calculated by weighting the Company’s historical stock price to calculate expected volatility over the expected term of each grant. As the Company’s historical stock price history does not cover the entire expected term, expected volatility is also weighted based on the average historical volatility of similar entities with publicly traded shares over the expected term of each grant, The risk-free interest rate for the expected term of each option granted is based on the U.S. Treasury yield curve in effect at the time of grant with a period that approximates the expected term of the option.

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the stock option activity for the Company’s stock incentive plan for the year ended December 31, 2010:

	Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2009	2,113	$1.39	3.8
Granted	892	2.86
Exercised	(524)	1.34
Forfeited/expired	(127)	1.69
Outstanding at December 31, 2010	2,354	$1.94	3.3	$13,358
Vested and expected to vest at December 31, 2010	2,206	$1.92	3.3	$12,581
Exercisable at December 31, 2010	381	$1.00	2.7	$2,523

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $1.82, $1.29, and $0.35, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $2,016,209, $2,355,966, and $0, respectively.

As of December 31, 2010, there was $1,744,557 of total unrecognized compensation cost related to nonvested stock options granted under the stock incentive plan. That cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008, was $614,719, $230,090, and $180,000, respectively.

The Company recorded share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the years ended December 31, 2010, 2009 and 2008, the Company recorded equity-based compensation expense of $951,276, $664,792 and $406,064, respectively, which is included as a component of selling, general and administrative expense.  The net tax benefit recognized on equity-based compensation expense for the year ended December 31, 2010, 2009 and 2008 was $36,256, $(6,059), and $64,226, respectively. The tax benefit realized from stock options exercised for the year ended December 31, 2010, 2009 and 2008 was $707,814, $1,237,574, and $0, respectively.

Warrants - During the year ended December 31, 2010, the Company issued warrants for investor relations consulting services for 100,000 common shares exercisable at $2.58 per share expiring in 5 years and vesting equally over the twelve month period from the grant date.  Each vesting tranche of the warrants was independently valued using the Black-Scholes option pricing model with separate assumptions for each tranche based on the fair value of the Company’s common stock on each vesting date, expected term equal to the remaining contractual term on each vesting date, expected volatility weighted between the Company’s historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term for each vesting date, and risk-free rate for the expected term based on the U.S. Treasury yield curve in effect with a period that approximates the remaining contractual term for each vesting date.  For the year ended December 31, 2010, the Company recorded expense of $292,992 for these warrants. The Company also issued warrants for 250,000 common shares exercisable at $8.53 per share expiring in 5 years and vesting immediately to Andrew Mason as part of the asset purchase agreement discussed in Note 5. The determination of the fair value of the warrants is further discussed in Note 5.

During the year ended December 31, 2009, the Company issued warrants for consulting services for 20,000 common shares exercisable at $2.05 per share expiring in 1 year and vesting immediately, warrants for sales commissions to an independent third party for 175,000 common shares exercisable at $6.40 per share expiring in 1 year and vesting immediately, and additional warrants for sales commissions to an independent third party for 175,000 common shares exercisable at $4.00 per share expiring in 2.5 years and vesting immediately. Each warrant grant was independently valued using the Black-Scholes option pricing model.  For the year ended December 31, 2009, the Company recorded expense of $221,917. No warrants were issued during 2008. The warrants are accounted for as equity instruments.

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of warrants have been estimated as of the vesting date using the Black-Scholes option pricing model.  For the years ended December 31, 2010 and 2009 the following assumptions were used in determining the fair value:

	2010	2009
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.91%	0.17%
Expected term (years)	4.46 years	0.2 years
Expected volatility	88.88%	66.65%

The following table summarizes the warrant activity for the year ended December 31, 2010:

	Warrants	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2009	2,736	$1.80	2.7
Granted	350	6.83
Exercised	(1,600)	1.30
Forfeited/expired	(175)	6.40
Outstanding at December 31, 2010	1,311	$3.14	2.5	$5,879
Vested and expected to vest at December 31, 2010	1,311	$3.14	2.5	$5,879
Exercisable at December 31, 2010	1,303	$3.14	2.5	$5,837

The weighted-average and grant-date or vest-date fair value of warrants granted during the years ended December 31, 2010 and 2009, was $3.47 and $0.62. No warrants were granted during 2008. The total intrinsic value of warrants exercised during the years ended December 31, 2010, 2009 and 2008, was $5,080,278, $6,158,609, and $62,000, respectively.

As of December 31, 2010, there was $51,928 of total unrecognized estimated compensation cost related to nonvested warrants granted. That cost is expected to be recognized over a weighted-average period of 0.1 years. The total fair value of warrants vested during the years ended December 31, 2010, 2009, and 2008 was $1,390,493, $220,359, and $0, respectively.

For warrants that are compensatory, the Company records share-based compensation expense related to warrants only for warrants that have vested.  The amount of the expense recognized is based on the estimated fair value of the warrants on the vesting date. During the years ended December 31, 2010, 2009 and 2008, the Company recorded equity-based compensation expense related to warrants of $292,993, $199,041, and $0, respectively, which is included as a component of selling, general and administrative expense.  The net tax benefit recognized on equity-based compensation expense related to warrants for the year ended December 31, 2010, 2009 and 2008 was $67,347, $74,640, and $0, respectively. No tax benefits were realized from warrants exercised for the year ended December 31, 2010, 2009 and 2008, respectively.

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – FAIR VALUE MEASUREMENTS

At December 31, 2010 and 2009, the Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and notes receivable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these financial instruments.

The Company measures at fair value certain financial and non-financial assets by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability.

At December 31, 2010 and 2009, the following financial asset was measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using:
	December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Cash equivalents	$416,312	$416,312	—	—

		Fair Value Measurements Using:
	December 31, 2009	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Cash equivalents	$4,085,193	$4,085,193	—	—

The majority of the Company’s non-financial instruments, which include intangible assets, inventories, and property and equipment, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment, based upon a comparison of the non-financial instrument’s fair value to its carrying value, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value.

For the years ended December 31, 2010 and 2009, there were no non-financial instruments measured at fair value on a nonrecurring basis.

NOTE 10 – NOTES RECEIVABLE

On March 11, 2008, the Company entered into an agreement to fund a bridge loan (the “Bridge Loan”) of up to $500,000 to Brighton Partners, LLC. The purpose of the secured loan is to fund the development of a superhero series created by Stan Lee and POW! Entertainment, Inc., in partnership with Brighton Partners, LLC, with the hope that ZAGG would benefit from the marketing exposure and any intellectual property created using ZAGG’s trademarks.

In consideration of the bridge loan, Brighton Partners, LLC executed a secured promissory note with a 3% origination fee and bearing 10% interest for the 90 day term of the note. As of December 31, 2009, the Company determined that the note had become impaired and reserved against the full balance of the note and accrued interest.  The Company recorded a charge of $438,000 for the note receivable and $274,000 for the related accrued interest in the accompanying consolidated financial statements.  The Company will continue to assert its legal rights with relation to the note receivable.

NOTE 11 – LINE OF CREDIT

Effective May 13, 2010, the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“US Bank”).  The Loan Agreement provided for revolving loans and other financial accommodations to or for the benefit of the Company of up to $5 million, to be used for working capital and other corporate purposes.  The Company’s obligations under the Loan Agreement and all related agreements were secured by all or substantially all of the Company’s assets.  The obligation of U.S. Bank to make advances under the Loan Agreement was subject to the conditions set forth in the Loan Agreement.  The Loan Agreement and the credit facility were to mature on May 13, 2011.  At December 31, 2010, there was $2 million outstanding in letters of credit for purchases related to the ZAGGbox.  The letter of credit subsequently expired on February 28, 2011, and was not drawn down against the line of credit.

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advances under the Loan Agreement bore interest at LIBOR plus 2%.  The default rate of interest was 3% per annum over the otherwise applicable interest rate.  In addition to the accrual of interest at the default rate, in the event a payment was more than fifteen days past due, the Company was to pay a late fee equal to five percent of the missed payment.  The Loan Agreement also called for an unused commitment fee equal to 0.2% per annum for the difference between the commitment amount of $5 million and the amount utilized on the line.  For the year ended December 31, 2010, the Company paid $7,400 in unused commitment fees related to the line of credit.

At maturity, the entire outstanding principal balance, all remaining accrued and unpaid interest and all other amounts outstanding were due and payable in full to U.S. Bank.

The Loan Agreement contained customary representations and warranties, certain affirmative and negative covenants as well as events that constitute events of default.  The occurrence of an event of default could result in the acceleration of the obligations under the Loan Agreement.  The Loan Agreement required the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 measured quarterly on a trailing twelve month basis and a leverage ratio of no greater than 2.0 to 1.0 measured quarterly on a trailing twelve month basis.  The Loan Agreement’s affirmative covenants required the Company to, among other things, deliver its financial statements, comply with applicable laws, and maintain its taxes and insurance.  The Loan Agreement’s negative covenants limited or restricted the Company's ability to, among other things, refund indebtedness or fund a distribution to equity holders, grant liens, or consummate mergers or the sale of assets.  As of December 31, 2010, the Company was in compliance with all covenants under the Loan Agreement and no funds had been drawn against the credit facility.

On March 8, 2011, the Company entered into an Amended and Restated Loan Agreement (the “Amended and Restated Loan Agreement”) with U.S. Bank which provides for revolving loans and other financial accommodations to or for the benefit of the Company of a principal amount not to exceed $20 million.  Advances under the Amended and Restated Loan Agreement bear interest at LIBOR plus 1.75%.  The Amended and Restated Loan Agreement requires the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 measured quarterly on a trailing twelve month basis and a leverage ratio of no greater than 2.5 to 1.0 measured quarterly on a trailing twelve month basis.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment and mall cart locations under operating leases that expire through July 2015.  Future minimum rental payments required under the operating leases at December 31, 2010 are as follows:

2011	$431,709
2012	298,178
2013	315,537
2014	326,037
2015	190,667
Total	$1,562,129

For the years ended December 31, 2010, 2009 and 2008, rent expense was $911,300, $534,435 and $427,288, respectively.   Rent expense is recognized on a basis which approximates straight line over the term.

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal matters

The Company’s wholly owned subsidiary, ZAGG Intellectual Property Holding Company, Inc., is engaged as the plaintiff in patent infringement litigation pending in California and in Utah that seeks to enforce rights under United States Patent No. 7,784,610.  The defendants in these cases have raised defenses and, in some cases, asserted counterclaims against ZAGG Intellectual Property Holding Company, Inc., that seek declarations of unenforceability or non-infringement of the patent.  These counterclaims do not assert any claims for affirmative relief apart from a request for an award of costs and attorney’s fees to the prevailing party.  There are no claims asserted in these actions against the Company.   In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company is not a party to any litigation or other claims at this time.  However, from time to time the Company may become subject to lawsuits and other claims in the ordinary course of business.  Such matters are subject to many uncertainties, and most outcomes are not predictable with assurance.

NOTE 13 – CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2010.

At December 31, 2010, approximately 64% and 17% of the balance of accounts receivable was due from two customers.  At December 31, 2009, approximately 67%, of the balance of accounts receivable was due from one customer.  No other customer account balances were more that 10% of accounts receivable.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of supplier

The Company purchases its raw materials related to the invisibleSHIELD product line primarily from one source.   Management is aware of similar raw materials that would be available from other sources if required and has current plans to immediately engage such resources if necessary.  A change in supplier, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

Concentration of sales

For the years ended December 31, 2010, 2009, and 2008, one customer accounted for 41%, 35%, and 12% of the Company’s sales.   No other customer account balances were more that 10% of sales.  If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the years ended December 31, 2010, 2009 and 2008 was approximately:

	2010	2009	2008
United States	83%	85%	83%
Europe	12%	8%	10%
Other	5%	7%	7%

There are no material assets located in foreign jurisdictions.

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is presented in the following summary:

	Year ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$8,775,559	$15,058,783	$23,055,763	$29,244,920	$76,135,025
Operating income	1,331,792	3,224,278	6,153,296	6,104,056	16,813,422
Net income attributable to stockholders	791,076	1,911,040	3,859,092	3,401,864	9,963,072
Earnings per share attributable to stockholders: (1)
Basic	$0.04	$0.09	$0.17	$0.14	$0.44
Diluted	0.03	0.08	0.16	0.13	0.41
Weighted average common shares:
Basic	21,719,274	22,061,570	22,565,300	23,702,509	22,518,441
Diluted	23,370,610	23,536,603	24,029,177	25,446,561	24,262,493

	Year ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$8,090,951	$9,214,971	$9,728,528	$11,327,297	$38,361,747
Operating income	1,603,892	1,863,110	1,471,288	771,791	5,710,051
Net income attributable to stockholders	1,028,240	1,194,264	908,081	250,844	3,381,429
Earnings per share attributable to stockholders: (1)
Basic	$0.05	$0.06	$0.04	$0.01	$0.16
Diluted	0.05	0.05	0.04	0.01	0.15
Weighted average common shares:
Basic	19,185,642	20,062,839	21,540,033	21,701,829	20,633,812
Diluted	19,869,440	22,614,394	24,252,718	23,852,584	22,989,039

(1)
The earnings per share calculations for each of the quarters were based upon the weighted average number of shares outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per common share amounts.

NOTE 15 – SUBSEQUENT EVENTS

In June 2008, a former member of our board of directors, Lorance Harmer, introduced the Company to a potential consumer electronics product, which became known as the ZAGGbox.  The ZAGGbox aggregates digital content such as music, pictures, videos and movies in a single location and allows the user to share the content with most other networked media players, including mobile devices.  After investigating the market opportunity for the ZAGGbox, the Company determined in June 2009 to license certain rights for the development and sale of the ZAGGbox in North America.  Thereafter, the Company entered into a Distribution and License Agreement with Teleportall, LLC, the owner of the technology used in the ZAGGbox, under which Teleportall agreed to manufacture and deliver ZAGGboxes to the Company and the Company was appointed the exclusive distributor for the ZAGGbox in North American.  On June 17, 2009, the Company issued its initial purchase order for 15,000 ZAGGbox units and advanced to Teleportall a total of $1,152,500 representing a $200,000 NRE fee and $952,500 in payment of 30% of the total purchase price for the 15,000 units ordered by the Company.

Teleportall proceeded to develop and test prototypes of the ZAGGbox and provided periodic progress reports to the Company.  The Company continued to conduct market analysis for the product and requested several changes to the functions and features of the ZAGGbox.  Teleportall did not deliver the product in time for the 2009 Christmas selling season.

ZAGG INCORPORATED AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Development of the product continued in 2010 with the expectation that the product would be delivered in time for the 2010 Christmas selling season.  The Company made additional payments for long lead-time parts to Teleportall in the aggregate amount of $2,747,410.  When it became obvious to the Company that the product would not be ready to market and sell during the 2010 Christmas season, the Company commenced discussions to restructure the Distribution and License Agreement with Teleportall.  During the course of those discussions, the Company learned in January 2011 that Mr. Harmer had an indirect interest of 25% in Teleportall.  As a result, on March 23, 2011, the Company entered into a settlement agreement with Mr. Harmer and several entities owned or controlled by Mr. Harmer, pursuant to which the parties agreed to terminate the Distribution and License Agreement on the following terms:

•
Mr. Harmer, Teleportall, and certain of their affiliates delivered a promissory note (the “Note”) dated March 23, 2011 to the Company in the original principal amount of $4,125,902 which accrues interest at the rate of LIBOR plus 4% per annum (adjusted quarterly) payable as follows: (i) interest only payments (a) on September 23, 2011, and thereafter (b)  on or before the last day of each calendar quarter, (ii) 50% of the net profits of each ZAGGbox sale by Teleportall and its affiliates to be applied, first, to accrued interest and, second, to the principal balance of the Note, and (iii) the unpaid balance due in full on March 23, 2013. The principal amount of the Note is the aggregate amount of the payments made by the Company to Teleportall and the internal cost of the ZAGGbox project incurred by the Company.  The Note is secured by certain real property, interests in entities that own real property and restricted securities.

•
Teleportall and the Company entered into a License Agreement on March 23, 2011 under which the Company licensed to Teleportall the use of certain ZAGG names and marks to sell and distribute the ZAGGbox product.  Teleportall shall pay ZAGG a 10% royalty on net sales of ZAGGboxes per calendar quarter.

•
Teleportall and ZAGG entered into a non-exclusive Commission Agreement on March 23, 2011, under which Teleportall may make introductions of many ZAGG products in all countries where ZAGG does not currently have exclusive dealing agreements in respect of the marketing, distribution or sale of its products.  The Commission Agreement is for a term of two (2) years; provided that (a) the Commission Agreement shall automatically terminate concurrent with any uncured default under the Note, and (b) the term may be extended for an additional term on reasonable terms if Teleportall’s introductions during the initial term result in the purchase of no less than $25,000,000 of ZAGG products during the initial term.  Payment terms of the Commission Agreement are as follows:

•
10.0% commission payments on orders received by the Company from retailers and distributors first introduced to the company by Teleportall during the first 60 days after the introduction is made (the “Load-in Period”) to be split 50/50 between cash to Teleportall and principal payments on the Note. However, all commission payments will be paid to ZAGG if Teleportall is in breach of the terms of the Note or any other agreements between the parties; and

•
3.0% commission on all orders within the first 24 months after the Load-in Period, and 2.0% thereafter, from any orders generated in the countries where Teleportall is paid a commission under the terms set forth in the preceding bullet point (excluding the United States) regardless of Teleportall’s involvement in ZAGG’s receipt of the order for 5 years. The 3.0% and 2.0% commissions will be split 50/50 between cash to Teleportall and principal payments on the Note.