Form 10-Q
period 2011-03-31
Zagg INC
filed 2011-05-10
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INCORPORATED
(Exact name of registrant as specified in its charter)

                   Nevada                                                                                                20-2559624
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
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 24,477,211 common shares as of May 6, 2011.

ZAGG INCORPORATED AND SUBSIDIARIES
FORM 10-Q

ZAGG INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS

Current assets
Cash and cash equivalents	$1,767,450	$2,373,293
Accounts receivable, net of allowances of $1,033,614 in 2011 and $904,296 in 2010	16,202,532	17,668,612
Inventories	21,192,958	17,946,948
Prepaid expenses and other current assets	500,472	2,620,308
Related party other asset	-	3,899,910
Deferred income tax assets	2,449,599	2,195,687

Total current assets	42,113,011	46,704,758

Property and equipment, net of accumulated depreciation at $978,117 in 2011 and $852,018 in 2010	1,546,128	1,496,532

Related party note receivable	3,899,910	-

Other assets	67,357	63,310

Intangible assets, net of accumulated amortization of $78,175 in 2011 and $28,069 in 2010	9,134,858	9,167,466

Total assets	$56,761,264	$57,432,066

LIABILITIES AND EQUITY

Current liabilities
Notes payable	$4,162,840	$30,923
Accounts payable	7,521,560	12,122,011
Income taxes payable	2,791,251	8,030,719
Accrued liabilities	702,366	240,454
Accrued wages and wage related expenses	391,166	302,965
Deferred revenue	337,952	294,931
Sales returns liability	1,863,004	2,067,671

Total current liabilities	17,770,139	23,089,674

Deferred income tax liability	1,495,035	1,561,465

Total liabilities	19,265,174	24,651,139

Equity

Stockholders' equity
Common stock, $0.001 par value; 50,000,000 shares authorized;
24,283,313 and 23,925,763 shares issued and outstanding, respectively	24,283	23,926
Additional paid-in capital	16,976,143	15,494,836
Cumulative translation adjustment	(84,758)	(59,802)
Retained earnings	18,011,454	14,701,074

Total stockholders' equity	34,927,122	30,160,034

Noncontrolling interest	2,568,968	2,620,893

Total equity	37,496,090	32,780,927

Total liabilities and equity	$56,761,264	$57,432,066

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended March 31,
	2011	2010

Net sales	$26,976,320	$8,775,559
Cost of sales	13,329,740	3,831,857

Gross profit	13,646,580	4,943,702

Operating expenses:
Advertising and marketing	2,511,816	1,061,050
Selling, general and administrative	6,270,478	2,550,860

Total operating expenses	8,782,294	3,611,910

Income from operations	4,864,286	1,331,792

Other (expense) income:
Interest expense	(11,341)	(71,529)
Interest and other income	82	6,710

Total other expense	(11,259)	(64,819)

Income before provision for income taxes	4,853,027	1,266,973

Income tax provision	(1,594,573)	(475,897)

Net income	3,258,454	791,076

Net loss attributable to noncontrolling interest	51,926	-

Net income attributable to stockholders	$3,310,380	$791,076

Earnings per share attributable to stockholders:

Basic earnings per share	$0.14	$0.04

Diluted earnings per share	$0.13	$0.03

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$3,258,454	$791,076
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock-based compensation	303,778	242,070
Excess tax benefits related to share-based payments	(203,430)	-
Depreciation and amortization	176,206	73,210
Deferred income taxes	(320,342)	-
Expense related to issuance of warrants	376,751	30,548
Expense related to issuance of stock for consulting	100,000	-
Changes in operating assets and liabilities
Accounts receivable	1,466,080	835,683
Inventories	(3,246,010)	(753,237)
Prepaid expenses and other current assets	2,119,836	(1,001,269)
Other assets	(4,047)	(17,359)
Accounts payable	(4,450,449)	(445,541)
Income taxes payable	(5,036,038)	-
Accrued liabilities	461,912	461,103
Accrued wages and wage related expenses	88,201	(3,741)
Deferred revenues	43,021	16,852
Sales return liability	(204,667)	(32,809)

Net cash (used in) provided by operating activities	(5,070,744)	196,586

Cash flows from investing activities
Deposits on and purchase of intangible assets	167,499	-
Purchase of property and equipment	(175,695)	(60,433)

Net cash used in investing activities	(343,194)	(60,433)

Cash flows from financing activities
Payments on debt	(2,917)	-
Proceeds from notes payable	4,134,834	-
Proceeds from exercise of warrants and options	497,704	24,567
Excess tax benefits related to share-based payments	203,430	-

Net cash provided by financing activities	4,833,051	24,567

Effect of foreign current exchange rates on cash and cash equivalents	(24,956)	1,963

Net (decrease) increase in cash and cash equivalents	(605,843)	162,683

Cash and cash equivalents at beginning of the period	2,373,293	4,970,756

Cash and cash equivalents at end of the period	$1,767,450	$5,133,439

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$11,341	$71,529
Cash paid during the period for taxes	6,944,539	205,000

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Three Months Ended March 31, 2011:

Issued 50,000 warrants.

Issued 10,439 shares of common stock to consultant.

Conversion of related party other asset to related party note receivable of $3,899,910.

For the Three Months Ended March 31, 2010:

Issued 100,000 warrants.

See accompanying notes to condensed consolidated financial statements.

ZAGG INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ZAGG Incorporated (collectively, the “Company”, or “ZAGG”) provides innovative consumer products like films, skins, audio and power solutions that protect, personalize and enhance the mobile experience.  ZAGG's products are distributed worldwide under the following brands: invisibleSHIELD®, ZAGGskins™, ZAGGsparq™, ZAGGbuds™, ZAGG LEATHERskins™ and ZAGGmate™.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K.  Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Use of estimates – The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation – The condensed consolidated financial statements include the accounts of ZAGG Incorporated and its wholly owned subsidiaries ZAGG Europe Limited, ZAGG International and ZAGG Intellectual Property Holding Co, Inc., and HzO, Inc., which is a variable interest entity.  All intercompany transactions and balances have been eliminated in consolidation.

NOTE 2 – ACCOUNTS RECEIVABLE

On May 13, 2009, the Company entered into an accounts receivable financing agreement with Faunus Group International, Inc. (“FGI”).  Under the agreement, the Company could offer to sell its accounts receivable to FGI each month during the term of the Agreement, up to a maximum amount outstanding at any time of $4,000,000.  The Company could sell accounts receivable to FGI on either a credit approved or full recourse basis.  Credit approved invoices were sold to FGI with no recourse, and FGI accepted all credit default risk on invoices sold under the credit approved terms.  The Company accounted for the sale of the credit approved invoices as a reduction to accounts receivable.  Under the terms of the agreement, the Company was charged a monthly collateral management fee of 0.87% of the average monthly outstanding balance and interest at 7% per annum.  The term of the agreement was for a period of four years.  Amounts sold under the financing agreement during the three months ended March 31, 2010, were $4,554,000.  However, effective May 12, 2010, the Company terminated the receivable financing agreement with FGI.

ZAGG INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized in the table below:

	March 31, 2011	December 31, 2010

Interest and other receivables	$95,523	$97,719
Inventory deposits	97,905	2,277,615
Other	307,044	244,974
Total prepaid expenses and other current assets	$500,472	$2,620,308

NOTE 4 – INVENTORIES

At March 31, 2011, and December 31, 2010, inventories consisted of the following:

	March 31, 2011	December 31, 2010

Finished goods	$8,747,324	$7,925,387
Raw materials	12,445,634	10,021,561
Total inventory	$21,192,958	$17,946,948

NOTE 5 – LINE OF CREDIT

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

On March 8, 2011, the Company entered into an Amended and Restated Loan Agreement (the “Amended and Restated Loan Agreement”) with U.S. Bank which provides for revolving loans and other financial accommodations to or for the benefit of the Company of a principal amount not to exceed $20 million.  Advances under the Amended and Restated Loan Agreement bear interest at LIBOR plus 1.75%.  The Amended and Restated Loan Agreement requires the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 measured quarterly on a trailing twelve month basis and a leverage ratio of no greater than 2.5 to 1.0 measured quarterly on a trailing twelve month basis.  As of March 31, 2011, the Company was in compliance with all covenants under the Loan Agreement and $4,120,334 had been drawn against the credit facility.  The Amended and Restated Loan Agreement and the credit facility mature on March 15, 2012.

NOTE 6 – COMMON STOCK AND NONCONTROLLING INTEREST

Common stock

During the three months ended March 31, 2011, the Company issued 357,550 shares of its common stock.  Of such shares, 195,234 were issued in connection with the exercise of stock options, 151,877 were issued in connection with the exercise of warrants and 10,439 were issued in connection with consulting services received.  The Company received proceeds of $300,114 related to the option exercises, $197,590 related to the exercise of the warrants and recognized consulting expense of $100,000 related to the issuance of 10,439 shares of its common stock.

ZAGG INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The value of the noncontrolling interest in the consolidated financial statements primarily represents the Series A Preferred Stock in HzO Inc. (“HzO”) issued to Northeast Maritime Institute, Inc. (“NMI”) as part of the HzO technology purchase.  The Series A Preferred Stock in HzO has the same voting rights as HzO Common Stock and has one vote for each share of Series A Preferred Stock.  The Series A Preferred Stock is convertible into Common Stock, at the option of the holder, at a fixed conversion ratio of 1 share of Series A Preferred Stock to 1 share of Common Stock.  All outstanding Series A Preferred Stock shares are redeemable at any time after August 21, 2014 at the election of at least two-thirds of the Series A Preferred Stock holders.  As the Company holds at least one-third of the HzO Series A Preferred Stock, it can control the redemption of the HzO Series A Preferred Stock and therefore the associated noncontrolling interest is recorded within permanent equity.  The Series A Preferred Stock is redeemable at the fixed price of $0.4752 per share.  As of March 31, 2011, the Company and NMI hold 6.6 million and 11.1 million shares of HzO Series A Preferred Stock, respectively.  However, 2.1 million shares of the 11.1 million shares of HzO Series A Preferred Stock issued to NMI are held in escrow pending a future event.  HzO Series A Preferred Stock holders are entitled to receive dividends annually at a stated dividend rate of $0.038 per share when, as, and if declared by the Board of Directors of HzO.  No dividends had been declared as of March 31, 2011.  The Company holds a call option to acquire all of NMI’s equity interests and rights in HzO for $2,500,000 which is exercisable at any time through May 27, 2011 and thereafter for $3,000,000 which is exercisable any time through October 1, 2013.  The Company also has the right of first refusal if NMI has an offer to purchase its interests in HzO.  The call option does not meet the definition of a derivative, and therefore it is not marked to fair value at each period end.

Noncontrolling interest consists of a 47% equity interest in the HzO subsidiary held by third parties, excluding shares of HzO Series A Preferred Stock held in escrow.  The Company is consolidating HzO because it is a variable interest entity for which the Company is the primary beneficiary.

NOTE 7 – COMPREHENSIVE INCOME

The following table summarizes the components of comprehensive income for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31, 2011	March 31, 2010
Net income	$3,258,454	$791,076
Other comprehensive income:
Foreign currency translation gain (loss)	(24,956)	1,963

Comprehensive income	3,233,498	793,039
Comprehensive income attributable to noncontrolling interest	51,926	—

Comprehensive income attributable to stockholders	$3,285,424	$793,039

ZAGG INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 8 – STOCK OPTIONS, WARRANTS AND RESTRICTED STOCK

Common Stock Options - The Company granted 92,541 and 771,500 stock option awards during the three months ended March 31, 2011 and 2010, respectively. The stock awards granted were estimated to have a weighted-average fair value per unit of $4.98 and $1.62 for the three months ended March 31, 2011 and 2010, respectively. The fair value for stock options granted is calculated using the Black-Scholes option-pricing model on the date of grant. For the three months ended March 31, 2011 and 2010, the following assumptions were used in determining the fair value:

	3 Months Ended March 31, 2011	3 Months Ended March 31, 2010
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.21%	1.28%
Expected term (years)	3.5 years	3.5 years
Expected volatility	90.59%	96.21%

The Company recorded share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.  During the three months ended March 31, 2011 and 2010, the Company recorded equity-based compensation expense of $262,876 and $242,070, respectively, which is included as a component of selling, general and administrative expense.

Warrants - During the three months ended March 31, 2011, the Company issued warrants for investor relations consulting services for 50,000 common shares exercisable at $9.05 per share expiring in 5 years and which vested upon issuance.  The warrant grant was valued using the Black-Scholes option pricing model based on the fair value of the Company’s common stock on the date of grant, expected term equal to the contractual term, expected volatility weighted between the Company’s historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term, and risk-free rate for the expected term based on the U.S. Treasury yield curve on the grant date.  For the three months ended March 31, 2011, the Company recorded expense of $318,239 for these warrants.  The Company had also issued warrants for investor relations consulting services during the three months ended March 31, 2010 for 100,000 common shares exercisable at $2.58 per share expiring in 5 years and vesting equally over the 12 month period from the grant date.  Each vesting tranche of the warrants was independently valued using the Black-Scholes option pricing model with separate assumptions for each tranche based on the fair value of the Company’s common stock on each vesting date, expected term equal to the remaining contractual term on each vesting date, expected volatility weighted between the Company’s historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term for each vesting date, and risk-free rate for the expected term based on the U.S. Treasury yield curve in effect with a period that approximates the remaining contractual term for each vesting date.  For the three months ended March 31, 2011 and 2010, the Company recorded expense of $58,512 and $30,854 for these warrants.

The fair value of warrants has been estimated as of the vesting date using the Black-Scholes option pricing model.  For the three months ended March 31, 2011, the following assumptions were used in determining the fair value:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.02%	2.49%
Expected term (years)	4.9 years	4.9 years
Expected volatility	90.71%	82.51%

Restricted Stock - The Company granted 237,800 shares of restricted stock during the three months ended March 31, 2011. There were no shares of restricted stock granted during the three months ended March 31, 2010. The restricted stock was estimated to have a weighted-average fair value per unit of $7.11 for the three months ended March 31, 2011. The fair value of the restricted stock granted is based on the closing share price of the Company’s common stock on the date of grant.  The shares of restricted stock vest annually on a straight-line basis over a 3 year vesting term.

ZAGG INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company recorded share-based compensation expense only for those shares of restricted stock that are expected to vest.  The estimated fair value of the restricted stock is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.  During the three months ended March 31, 2011, the Company recorded equity-based compensation expense of $40,902, which is included as a component of selling, general and administrative expense.

NOTE 9 – INCOME TAXES

The Company’s effective tax rate was 32.9% and 37.5% for the three months ended March 31, 2011 and 2010, respectively.  The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items and favorable tax rates associated with certain earnings from the Company’s operations in Ireland.

NOTE 10 – EARNINGS PER SHARE

Basic earnings per common share excludes dilution and is computed by dividing net income attributable to stockholders by weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share reflect the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method.

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
Net income attributable to stockholders	$3,310,380	$791,076

Weighted average shares outstanding	24,095,788	21,719,274
Dilutive effect of warrants, restricted stock and stock options	2,120,402	1,651,336
Diluted shares	26,216,190	23,370,610
Earnings per share attributable to stockholders:
Basic	$0.14	$0.04
Dilutive	$0.13	$0.03

For the three months ended March 31, 2011 and 2010, warrants, restricted stock, and stock options to purchase 156,541, and 1,396,500, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

NOTE 11 – FAIR VALUE MEASURES

Fair Value of Financial Instruments - At March 31, 2011, and December 31, 2010, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, related party receivable and a line of credit. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these financial instruments.  The Company recently entered into the related party receivable transaction and Amended and Restated Loan agreement, and the carrying amounts of these items approximates fair value because the interest rates approximate current market rates.

ZAGG INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Measures - The Company measures at fair value certain financial and non-financial assets by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:

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

At March 31, 2011, and December 31, 2010, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

Fair Value Measurements Using:
	March 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Cash equivalents	—	—	—	—

		Fair Value Measurements Using:
	December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Cash equivalents	$416,312	$416,312	—	—

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

At March 31, 2011 and December 31, 2010, there were no non-financial instruments measured at fair value.

NOTE 12 – CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2011.

At March 31, 2011, and December 31, 2010, approximately 74% and 64%, respectively, of the balance of accounts receivable was due from two customers.  No other customer account balances were more that 10% of accounts receivable.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

ZAGG INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concentration of sales

For the three months ended March 31, 2011, one customer accounted for 27% and another customer accounted for 11% of the Company’s sales.   No other customer account balances were more that 10% of sales.  For the three months ended March 31, 2010, one customer accounted for 34% of the Company’s sales.  If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the three months ended March 31, 2011 and 2010, was approximately:

	Three months ended March 31, 2011	Three months ended March 31, 2010
United States	95%	83%
Europe	4%	12%
Other	1%	5%

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal matters

The Company’s wholly owned subsidiary, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”), is engaged as the plaintiff in patent infringement litigation pending in California and in Utah that seeks to enforce rights under United States Patent No. 7,784,610.  The defendants in these cases have raised defenses and, in some cases, asserted counterclaims against ZAGG IP, that seek declarations of unenforceability or non-infringement of the patent.  These counterclaims do not assert any claims for affirmative relief apart from a request for an award of costs and attorney’s fees to the prevailing party.  There are no claims asserted in these actions against the Company.   In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company is not a party to any litigation or other claims at this time.  However, from time to time the Company may become subject to lawsuits and other claims in the ordinary course of business.  Such matters are subject to many uncertainties, and most outcomes are not predictable with assurance.

Patents

On August 31, 2010, Andrew Mason (“Mason”) filed a complaint against the Company claiming patent infringement as a result of the Company’s invisibleSHIELD installation kits.  On September 4, 2010, the Company filed a counter complaint against Mason and his company, eShields LLC (“eShields”).  On November 9, 2010, before either party had responded on the merits to the claims asserted, the Company, Mason and eShields entered into an Asset Purchase Agreement (“Purchase Agreement”) under which a wholly owned subsidiary of the Company, ZAGG Intellectual Property Holding Co., Inc., a Nevada corporation, acquired all of the rights of Mason in the (i) patents which are the subject of the litigation, (ii) patent application filed on August 13, 2010 (the “CIP Application”) and (iii) rights to sue for infringement of the patents.

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

ZAGG INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company also agreed to dismiss the claims asserted against Mason and eShields, and to make additional payments to Mason if the US Patent and Trademark Office (“USPTO”) issues a U.S. patent on the CIP Application that includes at least one claim that broadly encompasses any protective kit that includes a package, as well as a squeegee and an adhesive-coated protective film for a consumer electronic device with a peel-away backing within the package (collectively, the “Claim Conditions”).  If the Claim Conditions are met, the Company will:

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

NOTE 14 – RELATED PARTY RECEIVABLE

In June 2008, a former member of the board of directors, Lorance Harmer, introduced the Company to a potential consumer electronics product, which became known as the ZAGGbox.  The ZAGGbox aggregates digital content such as music, pictures, videos and movies in a single location and allows the user to share the content with most other networked media players, including mobile devices.  After investigating the market opportunity for the ZAGGbox, the Company determined in June 2009 to license certain rights for the development and sale of the ZAGGbox in North America.  Thereafter, the Company entered into a Distribution and License Agreement with Teleportall, LLC (“Teleportall”), the owner of the technology used in the ZAGGbox, under which Teleportall agreed to manufacture and deliver ZAGGboxes to the Company and the Company was appointed the exclusive distributor for the ZAGGbox in North American.  On June 17, 2009, the Company issued its initial purchase order for 15,000 ZAGGbox units and advanced to Teleportall a total of $1,152,500 representing a $200,000 NRE fee and $952,500 in payment of 30% of the total purchase price for the 15,000 units ordered by the Company.

Teleportall proceeded to develop and test prototypes of the ZAGGbox and provided periodic progress reports to the Company.  The Company continued to conduct market analysis for the product and requested several changes to the functions and features of the ZAGGbox.  Teleportall did not deliver the product in time for the 2009 Christmas selling season.

Development of the product continued in 2010 with the expectation that the product would be delivered in time for the 2010 Christmas selling season.  The Company made additional payments for long lead-time parts to Teleportall in the aggregate amount of $2,747,410.  When it became obvious to the Company that the product would not be ready to market and sell during the 2010 Christmas season, the Company commenced discussions to restructure the Distribution and License Agreement with Teleportall.  During the course of those discussions, the Company learned in January 2011 that Mr. Harmer had an indirect interest of 25% in Teleportall.  As a result, on March 23, 2011, the Company entered into a settlement agreement with Teleportall, Mr. Harmer and several entities owned or controlled by Mr. Harmer, pursuant to which the parties agreed to terminate the Distribution and License Agreement on the following terms:

●
Mr. Harmer, Teleportall, and certain of their affiliates delivered a promissory note (the “Note”) dated March 23, 2011 to the Company in the original principal amount of $4,125,902 which accrues interest at the rate of LIBOR plus 4% per annum (adjusted quarterly) payable as follows: (i) interest only payments (a) on September 23, 2011, and (b) thereafter on or before the last day of each calendar quarter, (ii) 50% of the net profits of each ZAGGbox sale by Teleportall and its affiliates to be applied, first, to accrued interest and, second, to the principal balance of the Note, and (iii) the unpaid balance of principal and interest due in full on March 23, 2013. The principal amount of the Note is the aggregate amount of the payments made by the Company to Teleportall plus the internal cost of the ZAGGbox project incurred by the Company.  The Note is secured by certain real property, interests in entities that own real property and restricted securities.

●
Teleportall and the Company entered into a License Agreement on March 23, 2011 under which the Company licensed to Teleportall the use of certain ZAGG names and marks to sell and distribute the ZAGGbox product.  Teleportall will pay ZAGG a 10% royalty on net sales of ZAGGboxes per calendar quarter.

ZAGG INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

●
Teleportall and ZAGG entered into a non-exclusive Commission Agreement on March 23, 2011, under which Teleportall may make introductions of many ZAGG products in all countries where ZAGG does not currently have exclusive dealing agreements in respect of the marketing, distribution or sale of its products.  The Commission Agreement is for a term of two (2) years; provided that the Commission Agreement shall (a) automatically terminate concurrent with any uncured default under the Note, and (b) the term may be extended for an additional time period on reasonable terms if Teleportall’s introductions during the initial term result in the purchase of no less than $25,000,000 of ZAGG products during the initial term.  Payment terms of the Commission Agreement are as follows:

●
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

●
3.0% commission on all orders within the first 24 months after the Load-in Period, and 2.0% thereafter, from retailers and distributors first introduced to the Company as described under the terms set forth in the preceding bullet point.  The 3.0% and 2.0% commissions will be split 50/50 between cash to Teleportall and principal payments on the Note; and

●
3.0% commission on all orders generated in countries where Teleportall is paid commission under the terms of the preceding two bullet points (excluding the United States), regardless of Teleportall’s involvement in ZAGG’s receipt of the order until the first to occur of (i) payment in full of the Note, (ii) termination of the Commission Agreement or (iii) 24 months after the applicable Load-in Period.

No revenue was recognized from Teleportall during the three months ended March 31, 2011.

NOTE 15 – SUBSEQUENT EVENTS

On April 7, 2011, the Company partnered with Logitech on the ZAGGmate product and renamed it the Logitech Keyboard Case by ZAGG.  Under the partnership with Logitech, the Company receives a royalty for all units sold by Logitech.

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

Our flagship product, the invisibleSHIELD, is made from a protective film covering that was developed originally to protect the leading edges of rotary blades of military helicopters. We determined that this same film product could be configured to fit onto the surface of electronic devices and marketed to consumers for use in protecting such devices from every day wear and tear, including scratches, scrapes, debris and other surface blemishes. The film also permits touch sensitivity, meaning it can be used on devices that have a touch-screen interface. The invisibleSHIELD film material is highly reliable and durable because it was originally developed for use in a high friction, high velocity context within the aerospace industry. The film provides long lasting protection for the surface of electronic devices subject to normal wear and tear. The film is a form of polyurethane substance, akin to a very thin, pliable, flexible and durable clear plastic that adheres to the surface and shape of the object it is applied to.

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

The ZAGGaudio brand of electronics accessories and products were first released in late 2008, and continue to focus on innovation and superior value.  The flagship product within ZAGGaudio is the award winning ZAGGsmartbuds™ line, which includes ZAGGaquabuds, a water-resistant earbud introduced in late 2010.  A previous winner of the coveted CES Design and Innovation award, the ZAGGsmartbuds line has been very well received by professional reviewers, experts and the consumer base. On January 12, 2010, we were awarded patent number US D 607,875 by the U.S. Patent and Trademark Office, covering design elements of ZAGGsmartbuds in-ear headphones.

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

In early 2009 we introduced the ZAGGsparq, a small, powerful, portable battery that can recharge a power-hungry smartphone up to four times before the ZAGGsparq itself needs to be recharged.  Featuring a 6000ma lithium polymer cell, the ZAGGsparq plugs into a wall outlet and provides two USB ports for charging mobile devices.  An adapter is also included that fits many international standards.  The ZAGGsparq is compatible with any USB-charged device, including the Apple® iPad and iPhone®, as well as cell phones, handheld gaming systems, and digital cameras.

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

We introduced the ZAGGmate on November 26, 2010, – “Black Friday” – in select national retailers.  The ZAGGmate is a protective and functional companion to the Apple iPad that accentuates both the appearance and utility of Apple's innovative device. Made from aircraft-grade aluminum with a high quality finish, the patent-pending ZAGGmate matches the design, look and feel of the iPad.  The ZAGGmate line features two models, one with a simple, innovative stand and built-in wireless Bluetooth® keyboard that allows for fast, responsive typing, and interaction with the iPad's features.  The second model replaces the keyboard with a more versatile stand that provides multiple angles for use.  On April 7, 2011, we partnered with Logitech on the ZAGGmate product and renamed it the Logitech Keyboard Case by ZAGG.  Under the partnership with Logitech, we receive a royalty for all units sold.

We maintain our corporate offices and operational facility at 3855 South 500 West, Suites B, C, I, J, K, L, M, N. O and R, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699.  Our website address is www.ZAGG.com.  Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report.

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

Revenue recognition

We record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  Our revenue is derived from sales of our products through our indirect channel including retailers and distributors and through our direct channel including www.ZAGG.com and our corporate-owned and third-party-owned mall kiosks, and from the fees derived from the sale of exclusive independent distributor licenses related to the kiosk program.  For sales of product, our standard shipping terms are FOB shipping point, and we record revenue when the product is shipped, net of estimated returns and discounts.  For some customers, the contractual shipping terms are FOB destination.  For these shipments, we record revenue when the product is delivered, net of estimated returns and discounts.  For license fees, we recognize revenue on a straight-line basis over the life of the license term.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Net sales

Net sales for the quarter ended March 31, 2011, were $26,976,320 as compared to net sales of $8,775,559 for the quarter ended March 31, 2010, an increase of $18,200,761 or 207%.

For the quarter ended March 31, 2011, sales of our invisibleSHIELD product line accounted for approximately 77% of our revenues.  We have experienced significant growth in our indirect channel to big-box retailers such as Best Buy, Target and Radio Shack, wireless carriers such as AT&T, Verizon, The Carphone Warehouse and Cricket, and both domestic and foreign electronics accessory distributors.  We are still focused on distribution through our mall kiosk program and through our website www.ZAGG.com, but the significant growth for 2010 was through our indirect channel as we began selling through additional customers and expanded our SKU count in our current customers.  For the quarter ended March 31, 2011, approximately 70% of our overall net sales were through our indirect channel, 22% was through our website, 6% was through our mall cart and kiosk programs and 2% was from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping and fulfillment costs.  For the quarter ended March 31, 2011, cost of sales amounted to $13,329,740 or approximately 49% of net sales compared to cost of sales of $3,831,857 or 44% of net sales for the quarter ended March 31, 2010.  The increase in cost of sales as a percentage of net revenues for the quarter ended March 31, 2011, as compared to the quarter ended March 31, 2010, is attributable to the continued shift towards our indirect channel and the product mix shift from our film products towards hardware products like the ZAGGmate.

Gross profit

Gross profit for the quarter ended March 31, 2011, was $13,646,580 or approximately 51% of net sales, as compared to $4,934,702 or approximately 56% of net sales for the quarter ended March 31, 2010.  The decrease in gross profit percentage is due to the sales mix shift from direct internet sales to indirect customers which have a lower average selling price and increased costs of expediting our ZAGGmate products from China.  As we continue to grow our business, we will have increased sales to our indirect customers which will continue to put pressure on our gross profit margins.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended March 31, 2011, were $8,782,294, an increase of $5,170,384 from total operating expenses for the quarter ended March 31, 2010, of $3,611,910. The increases are primarily attributable to the following:

●
For the quarter ended March 31, 2011, salaries and related taxes increased by $782,874 to $2,152,703 from $1,369,829 for the quarter ended March 31, 2010.  The increase is due to the increase in our staff as we continue to build the people infrastructure to meet the demand for our product and continue to develop new products and offerings, and non-cash compensation expense related to our stock based compensation plan of $303,778.

●
For the quarter ended March 31, 2011, marketing, advertising and promotion expenses were $2,511,816, an increase of $1,450,766 as compared to $1,061,050 for the quarter ended March 31, 2010.  We invested heavily in advertising for the ZAGGmate product line during the quarter ended March 31, 2011.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.  During the fiscal year 2011, we intend to continue to expand our marketing efforts related to our products.

●
For the quarter ended March 31, 2011, other selling, general and administrative expenses, net of salaries and related taxes described above, were $4,117,775 as compared to $1,181,031 for the quarter ended March 31, 2010.  The changes by category are summarized in the table below:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Professional fees	$750,998	$62,409
Rent	139,869	146,796
Credit card and bank fees	356,419	156,325
Commissions	749,546	208,395
Other	2,120,943	607,106
Total	$4,117,775	$1,181,031

The increase in professional fees is due to legal expenses incurred related to the defense of our patents, legal work incurred in connection with negotiating the Logitech agreement and accounting fees incurred related to our change of auditors.  Commissions were also up on a comparison basis due to the strong sales of the ZAGGmate product online and continued growth through indirect accounts that we utilize a third-party sales company.

Income from operations

We reported income from operations of $4,864,286 for the quarter ended March 31, 2011 as compared to income from operations of $1,331,792 for the quarter ended March 31, 2010, an increase of $3,532,494.  The increase in income from operations for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 is primarily attributable to continued strong sales of our invisibleSHIELD product line successes primarily with the ZAGGmate product line.

Other income

For the quarter ended March 31, 2011, total other expense was $11,259 as compared to other expense of $64,819 for the quarter ended March 31, 2010.  The decrease is primarily attributed to interest expense associated with our credit facility and decreased interest income related to short-term loans.

Income taxes

We recognized an income tax expense of $1,594,573 for the quarter ended March 31, 2011, compared to income tax expense of $475,897 for the quarter ended March 31, 2010.

Our effective tax rate was 32.9% and 37.5% for the three months ended March 31, 2011 and 2010, respectively.  Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items and favorable tax rates associated with certain earnings from our operations in Ireland.

Net income

As a result of these factors, we reported net income of $3,310,380 or $0.13 per share on a fully diluted basis for the quarter ended March 31, 2011 as compared to net income of $791,076 or $0.03 per share on a fully diluted basis for the quarter ended March 31, 2010.

Liquidity and Capital Resources

	Three Months Ended March 31, 2011	Increase (Decrease)	Year Ended December 31, 2010
Cash used in operating activities	$(5,070,744)	$(1,916,902)	$(3,153,842)
Cash (used in) provided by investing activities	(343,194)	2,592,877	(2,936,071)
Cash provided by financing activities	4,833,051	1,392,838	3,440,213

	March 31, 2011	(Decrease) Increase	December 31, 2010
Cash	$1,767,450	$(605,843)	$2,373,293
Working capital	24,342,872	727,788	23,615,084

Net cash used in operating activities for the three months ended March 31, 2011 was $5,070,744, compared to cash provided by operating activities of $196,586 during the three months ended March 31, 2010.  The overall decrease in cash flows from operating activities is due to decreased income taxes payable of $5,036,038 due to payments made on accrued taxes, payments against outstanding accounts payable of $4,450,449, increased inventory of $3,246,010, decreased deferred income taxes of $320,342, excess tax benefits related to share-based payments of $203,430 and decreased sales return liability of $204,667; and were partially offset by decreased prepaid expenses and other current assets of $2,119,836, decreased accounts receivable of $1,466,080, increased accrued liabilities of $461,912, non-cash expense related to the issuance of warrants of $376,751, non-cash stock-based compensation expense of $303,778, depreciation and amortization of $176,206, non-cash expense related to the issuance of shares for consulting services of $100,000, increased accrued wages and wage related expenses of $88,201 and increased deferred revenues of $43,021.

Net cash used in investing activities during the three months ended March 31, 2011 was $343,194, compared to cash used in investing activities of $60,433 during the three months ended March 31, 2010.  The increase in cash used for investing activities was due to purchases of property and equipment of $175,695 and payments for intangible assets of $167,499.

Net cash provided by financing activities was $4,833,051 during the three months ended March 31, 2011 compared to $24,567 for the three months ended March 31, 2010.  Proceeds from notes payable were $4,134,834, proceeds for warrant and option exercises were $497,704 and excess tax benefits related to share-based payments of $203,430; partially offset by payments on debt of $2,917.

We reported a net decrease in cash for the three months ended March 31, 2011 of $605,843.

For the three months ended March 31, 2011 and 2010, we generated revenues of $26,976,320 and $8,775,559, respectively, had net income attributable to stockholders of $3,310,380 and $791,076, respectively, and had negative cash flow from operations of $5,070,744 and cash flow from operating activities of $196,586, respectively.  As of March 31, 2011, we had total equity of $37,496,090, retained earnings of $18,011,454, working capital of $24,342,872, accounts payable of $7,521,560, income taxes payable of $2,791,251, sales returns liability of $1,863,004, accrued wages and wage related expenses of $391,166, deferred revenues of $337,952, accrued liabilities of $702,366 and notes payable of $4,162,840.  Management believes that existing cash, along with cash generated from the collection of accounts receivable, our line of credit with U.S. Bank and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

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

The A&R Loan Agreement provides for revolving loans and other financial accommodations to or for the benefit of the Company of a principal amount not to exceed the lesser of (a) the “Borrowing Base” (defined below) or (b) Twenty Million Dollars ($20,000,000) and in accordance with the terms of the A&R Loan Agreement and other related documents (the “Loan Documents”).  The Borrowing Base is defined as the sum of (a) eighty percent (80%) of Borrower’s eligible accounts receivable (with eligibility determined pursuant to the A&R Loan Agreement terms) plus (b) fifty percent (50%) of Borrower’s eligible inventory (with eligibility determined pursuant to the A&R Loan Agreement terms), although in no event may the eligible inventory portion exceeds fifty percent (50%) of the total Borrowing Base.  The proceeds under the A&R Loan Agreement may be used for working capital and other corporate purposes.

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

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

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

To date, we have not utilized derivative financial instruments or derivative commodity instruments.  We do not expect to employ these or other strategies to hedge market risk in the foreseeable future.  We invest our cash in money market funds, which we believe are subject to minimal credit and market risk.  We believe that the market risks associated with these financial instruments are immaterial.

Item 4.              Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934 as of the end of the period covered by this Report.  Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Changes in Internal Controls over Financial Reporting

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

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings

Our wholly owned subsidiary, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”), is engaged as the plaintiff in patent infringement litigation pending in California and in Utah that seeks to enforce rights under United States Patent No. 7,784,610.  The defendants in these cases have raised defenses and, in some cases, asserted counterclaims against ZAGG IP, that seek declarations of unenforceability or non-infringement of the patent.  These counterclaims do not assert any claims for affirmative relief apart from a request for an award of costs and attorney’s fees to the prevailing party.  There are no claims asserted in these actions against us.   In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on our consolidated financial position, results of operations, or liquidity.

We are not a party to any litigation or other claims at this time.  However, from time to time we may become subject to lawsuits and other claims in the ordinary course of business.  Such matters are subject to many uncertainties, and most outcomes are not predictable with assurance.

Item 1A.           Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I. “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”), which could materially affect our business, financial condition or future results.  The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2010 Form 10-K.  These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described below or in the 2010 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We depend on large purchases from a significant customer, Best Buy, and any loss, cancellation or delay in purchases by this customer could cause a shortfall in revenue, excess inventory and inventory holding or obsolescence charges.

For the three months ended March 31, 2011, Best Buy alone represented 27% of our revenue.  Best Buy does not have minimum purchase requirements and can stop purchasing our products at any time or with very short notice.  In addition, including Best Buy, most of our customer agreements are short term and non-exclusive and provide for purchases on a purchase order basis.  We expect that Best Buy will continue to represent a substantial percentage of our sales.  If Best Buy reduces, delays or cancels orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly and could result in excess inventory and inventory holding or obsolescence charges.  In addition, any difficulty in collecting amounts due from Best Buy would negatively impact our result of operations.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, we issued the following securities:

We issued 10,439 shares of common stock valued at $100,000, to a consultant.

We issued 92,541 stock options as shown in the table below:

Options Granted	Date Granted	Exercise Price	Price at Grant Date	Expected Life	Volatility*	Risk Free Rate	Fair Value
92,541	3/9/2011	$8.14	$8.14	3.5 years	90.59%	1.21%	$460,671
* Expected volatility is calculated by weighting the Company’s historical stock price to calculate expected volatility over the expected term of each grant.

We issued 195,234 shares of common stock in exercise of options to purchase 195,234 shares.  We received proceeds of $300,114.

We also issued 151,877 shares of common stock in exercise of warrants to purchase 151,877 shares.  We received proceeds of $197,590 related to the exercise of the warrants.

These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and rules promulgated thereunder.

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

ZAGG INCORPORATED

Date: May 10, 2011	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II,
President and Chief Executive Officer
(Principal executive officer)

Date: May 10, 2011	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer
(Principal financial officer)