Form 10-Q
period 2011-06-30
Zagg INC
filed 2011-08-15
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INC.
(Exact name of registrant as specified in its charter)

                   Nevada                                                                                                20-2559624
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
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 29,395,553 common shares as of August 10, 2011.

ZAGG INC. AND SUBSIDIARIES
FORM 10-Q

ZAGG INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS

Current assets
Cash and cash equivalents	$13,452,879	$2,373,293
Accounts receivable, net of allowances of $1,299,097 in 2011 and $904,296 in 2010	26,564,894	17,668,612
Inventories	33,491,829	17,946,948
Prepaid expenses and other current assets	1,219,158	2,620,308
Related party other asset	-	3,899,910
Income tax receivable	1,824,730	-
Deferred income tax assets	2,672,992	2,195,687

Total current assets	79,226,482	46,704,758

Property and equipment, net of accumulated depreciation at $1,108,890 in 2011 and $852,018 in 2010	3,769,572	1,496,532

Goodwill	6,704,489	-

Intangible assets	83,517,039	9,167,466

Related party note receivable	3,899,910	-

Other assets	3,394,239	63,310

Total assets	$180,511,731	$57,432,066

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	$15,195,235	$12,122,011
Income taxes payable	-	8,030,719
Accrued liabilities	934,724	240,454
Accrued wages and wage related expenses	2,583,814	302,965
Deferred revenue	1,032,512	294,931
Current portion of note payable	3,808,821	30,923
Sales returns liability	2,873,922	2,067,671

Total current liabilities	26,429,028	23,089,674

Deferred income tax liability	1,309,758	1,561,465

Revolving line of credit	21,001,200	-

Noncurrent portion of note payable	41,191,179	-

Total liabilities	89,931,165	24,651,139

Equity

Stockholders' equity
Common stock, $0.001 par value; 100,000,000 shares authorized;
29,316,648 and 23,925,763 shares issued and outstanding, respectively	29,316	23,926
Additional paid-in capital	67,447,197	15,494,836
Cumulative translation adjustment	(74,609)	(59,802)
Retained earnings	20,754,516	14,701,074

Total stockholders' equity	88,156,420	30,160,034

Noncontrolling interest	2,424,146	2,620,893

Total equity	90,580,566	32,780,927

Total liabilities and equity	$180,511,731	$57,432,066

See accompanying notes to condensed consolidated financial statements.

ZAGG INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended June 30,
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Net sales	$38,788,465	$15,058,783	$65,764,785	$23,822,402
Cost of sales	21,027,434	7,539,580	34,357,174	11,360,839

Gross profit	17,761,031	7,519,203	31,407,611	12,461,563

Operating expenses:
Advertising and marketing	2,615,702	1,016,660	5,127,518	2,077,623
Selling, general and administrative	10,899,351	3,278,265	17,169,829	5,827,870

Total operating expenses	13,515,053	4,294,925	22,297,347	7,905,493

Income from operations	4,245,978	3,224,278	9,110,264	4,556,070

Other (expense) income:
Interest expense	(159,147)	(171,088)	(170,488)	(242,617)
Interest and other income	7,950	6,853	8,032	13,563

Total other expense	(151,197)	(164,235)	(162,456)	(229,054)

Income before provision for income taxes	4,094,781	3,060,043	8,947,808	4,327,016

Income tax provision	(1,496,540)	(1,149,003)	(3,091,113)	(1,624,900)

Net income	2,598,241	1,911,040	5,856,695	2,702,116

Net loss attributable to noncontrolling interest	144,820	-	196,747	-

Net income attributable to stockholders	$2,743,061	$1,911,040	$6,053,442	$2,702,116

Earnings per share attributable to stockholders:

Basic earnings per share	$0.11	$0.09	$0.25	$0.12

Diluted earnings per share	$0.10	$0.08	$0.23	$0.11

See accompanying notes to condensed consolidated financial statements.

ZAGG INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$5,856,695	$2,702,116
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock-based compensation	2,268,387	480,244
Excess tax benefits related to share-based payments	(1,426,123)	-
Depreciation and amortization	1,054,753	150,687
Deferred income taxes	(741,684)	-
Amortization of deferred loan costs	16,953	-
Expense related to issuance of warrants	376,751	30,548
Expense related to issuance of stock for consulting	100,000	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,137,710)	(3,770,096)
Inventories	(1,210,301)	(2,507,862)
Prepaid expenses and other current assets	1,982,718	(1,406,431)
Other assets	152,935	(17,363)
Accounts payable	(865,650)	3,099,130
Income taxes payable	(8,429,326)	-
Accrued liabilities	615,616	1,449,798
Accrued wages and wage related expenses	251,622	40,969
Deferred revenues	641,007	50,923
Sales return liability	297,563	373,246

Net cash provided by (used in) operating activities	(2,195,794)	675,909

Cash flows from investing activities
Deposits on and purchase of intangible assets	(96,351)	-
Purchase of property and equipment	(484,674)	(195,755)
Acquistion of iFrogz, net of cash acquired	(52,551,071)	-

Net cash used in investing activities	(53,132,096)	(195,755)

Cash flows from financing activities
Payment of debt issuance costs	(2,571,326)	-
Proceeds from term note payable	45,000,000	-
Proceeds from revolving credit facilities	27,505,926	-
Payments on revolving credit facilities	(6,504,726)
Proceeds from exercise of warrants and options	1,586,495	778,596
Excess tax benefits related to share-based payments	1,426,123	-

Net cash provided by financing activities	66,442,492	778,596

Effect of foreign current exchange rates on cash and cash equivalents	(34,942)	172,091

Net increase in cash and cash equivalents	11,079,660	1,430,841

Cash and cash equivalents at beginning of the period	2,373,219	4,970,756

Cash and cash equivalents at end of the period	$13,452,879	$6,401,597

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$20,090	$242,617
Cash paid during the period for taxes	12,249,539	223,091

See accompanying notes to condensed consolidated financial statements.

ZAGG INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Six Months Ended June 30, 2011:

Issued 4,444,444 shares of common stock in connection with the purchase of iFrogz with a fair value of $46,199,995 (see Note 2).

Conversion of related party other asset to related party note receivable of $3,899,910.

See accompanying notes to condensed consolidated financial statements.

ZAGG INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ZAGG Inc. (the “Company” or “ZAGG”) provides innovative consumer products including films, skins, and audio and power solutions that protect, personalize and enhance the mobile experience.  ZAGG's products are distributed worldwide under the following brands: invisibleSHIELD®, ZAGGskins™, ZAGGsparq™, ZAGGbuds™, ZAGG LEATHERskins™, ZAGGfolio™, ZAGGmate™, iFrogz™ and Earpollution™.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2010 Annual Report on Form 10-K.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

(2)	ACQUISITION OF IFROGZ

On June 21, 2011, the Company and Reminderband Inc. dba iFrogz (“iFrogz”) and the owners of iFrogz, entered into a Stock Purchase Agreement pursuant to which ZAGG acquired 100% of the outstanding shares of iFrogz. The combination of ZAGG and iFrogz represents an opportunity to create a market leader in the mobile device accessories industry by building on complementary brands and increasing overall market share by growing product lines and expanding distribution.

The Company purchased iFrogz for total consideration of $55,009,384 in cash and 4,444,444 shares of ZAGG common stock.  The value of the shares of the Company’s common stock used in determining the purchase price was $12.60 per share, the closing price of the Company’s common stock on June 21, 2011.  2,222,222 of the shares issued are subject to a 12-month “lock-up” transfer restriction following the date of acquisition and therefore, the fair value of these shares has preliminarily been determined considering the restriction (pending final valuation reports) resulting in a discount of 20.0% from the closing share price.  The other 2,222,222 shares issued are subject to a 6-month “lock-up” transfer restriction following the date of acquisition in accordance with SEC Rule 144. The fair value of these shares has preliminarily been determined considering the restriction (pending final valuation reports) resulting in a discount of 15.0% from the closing share price. In addition, $5,000,000 of the cash consideration paid to the former owners of iFrogz was placed in an escrow account to cover any potential tax, legal, or other contingencies that could potentially arise relating to pre-acquisition events for which ZAGG is indemnified.  If charges exceed $5,000,000 (not to exceed $15,000,000), ZAGG may recover these amounts through cash payments from the former owners of iFrogz or by cancelling an appropriate number of shares subject to the lockup to cover the charge.  Subject to indemnity claims which may be asserted by ZAGG, the cash held in escrow will be released to the former owners of iFrogz 18 months after the acquisition date (December 21, 2012).  Currently, the Company is not aware of any such contingencies or potential indemnity claims.

The following summarizes the components of the purchase price
Value of ZAGG shares issued:

ZAGG shares issued with 6-month restriction	$23,799,997
ZAGG shares issued with 12-month restriction	22,399,998
46,199,995
Cash consideration	55,009,384
Total	$101,209,379

ZAGG INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The total purchase price of $101,209,379 has been preliminarily allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values (pending final valuation report).  The excess of the purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed was recorded as goodwill.  Fair values assigned are based on reasonable methods applicable to the nature of the assets acquired and liabilities assumed.  The following table summarizes the preliminary allocation of the purchase consideration:

Cash and cash equivalents	$2,458,313
Trade receivables ($5,783,388 contractual gross receivables)	5,736,027
Inventories	15,119,549
Prepaid expenses	619,384
Property and equipment	2,078,324
Deposits	137,532
Definite-lived identifiable intangible assets	49,900,000
Indefinite-lived identifiable intangible assets	25,100,000
Goodwill	6,704,489
Current liabilities	(6,644,239)
Total	$101,209,379

Due to the fact that the acquisition of iFrogz occurred in the current interim period and in light of the magnitude of the transaction, the Company’s fair value estimates for the purchase price, assets acquired, and liabilities assumed are preliminary and may change during the allowable measurement period.  The allowable measurement period continues to the date the Company obtains and analyzes all relevant information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case is to exceed more than one year from the date of acquisition (June 21, 2012).  The Company is analyzing information to verify working capital accounts, taxes, and a final valuation report.

As part of the acquisition of iFrogz, the Company incurred legal, accounting, and other due diligence fees that were expensed when incurred.  Total fees incurred related to the acquisition of iFrogz for the three and six months ended June 30, 2011 were $1,816,075 and $1,825,089, respectively, which is included as a component of selling, general, and administrative expenses on the condensed consolidated statement of operations.

Identifiable Intangible Assets

Classes of acquired intangible assets include customer relationships, trademarks, non-compete agreements, and other intangibles.  The fair value of the identifiable intangible assets was determined using various valuation methods, including the income and market approaches.  For assets valued under the income approach, the estimate of the present value of expected future cash flows for each identifiable asset was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows.  The expected cash flows were estimated using available historical data adjusted based on the Company’s historical experience and the expectations of market participants.  The market approach was utilized to determine appropriate royalty rates applied to the valuation of the trademarks and patents.  The preliminary amounts assigned to each class of intangible asset and the related preliminary weighted average amortization periods are as follows:

	Intangible asset class	Weighted-average amortization period

Customer relationships	$41,500,000	8.0 years
Trademarks (indefinite-lived)	25,100,000	Indefinite
Trademarks (definite-lived)	3,500,000	9.7 years
Non-compete agreements	4,100,000	4.8 years
Other	800,000	3.8 years
Total	$75,000,000

ZAGG INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill

Goodwill represents the excess of the iFrogz purchase price over the fair value of the assets acquired and liabilities assumed.

The Company believes that the acquisition of iFrogz will produce the following significant benefits:

•
Create Leading Mobile Device Accessories Company.  The combination of ZAGG and iFrogz has created a leading mobile device accessories company with diverse, but complementary product lines, and a combined focus on creating both innovative and functional products in the ever evolving market of mobile device accessories.

•	Increased Market Presence. The combination of ZAGG and iFrogz has created an opportunity to capture additional market share domestically and globally from both existing and new customers.

The Company believes that these primary factors support the amount of goodwill recognized as a result of the purchase price paid for iFrogz, in relation to the other acquired tangible and intangible assets.

The goodwill acquired in the acquisition is deductible for income tax purposes and will be amortized over a period of 15 years.

Results of Operations

Included in the consolidated condensed statement of operations are net sales of $2,432,160 and net loss of $257,917 from iFrogz operations for the three and six months ended June 30, 2011.

Pro forma Results from Operations

The following unaudited pro-forma results of operations for the three and six months ended June 30, 2011 and 2010 give pro forma effect as if the acquisition had occurred on January 1, 2010, after giving effect to certain adjustments including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their values at the date of purchase.

	3 Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net sales	$54,586,319	$25,062,688	$91,161,259	$39,093,180
Net income	$4,685,289	$2,355,422	$4,360,459	$2,313,672

For the three and six month ended June 30, 2011, pro forma net income includes projected amortization expense of $2,276,240 and $4,552,479, respectively.  For the three and six months ended June 30, 2010, pro forma net income includes projected amortization expense of $1,685,382 and $3,570,764, respectively.  The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been consummated for the dates indicated.  Furthermore, such unaudited pro forma information is not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

ZAGG INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment Information

Prior to the Company’s acquisition of iFrogz, the Company had one operating segment, consistent with the nature of its operations.  Due to the acquisition, as of the date of these financial statements, management is in the process of evaluating the optimal internal reporting and organizational structure for the integration of iFrogz and expects to make a determination of Company’s operating segments during the three month period ending September 30, 2011.

(3)	ACCOUNTS RECEIVABLE

On May 13, 2009, the Company entered into an accounts receivable financing agreement with Faunus Group International, Inc. (“FGI”).  Under the agreement, the Company could offer to sell its accounts receivable to FGI each month during the term of the Agreement, up to a maximum amount outstanding at any time of $4,000,000.  The Company could sell accounts receivable to FGI on either a credit approved or full recourse basis.  Credit approved invoices were sold to FGI with no recourse, and FGI accepted all credit default risk on invoices sold under the credit approved terms.  The Company accounted for the sale of the credit approved invoices as a reduction to accounts receivable.  Under the terms of the agreement, the Company was charged a monthly collateral management fee of 0.87% of the average monthly outstanding balance and interest at 7% per annum.  The term of the agreement was for a period of four years.  Amounts sold under the financing agreement during the six months ended June 30, 2010, were $5,988,875.  However, effective May 12, 2010, the Company terminated the receivable financing agreement with FGI and incurred a termination fee of $75,000 to FGI that was recorded as interest expense in the accompanying condensed consolidated statement of operations in full satisfaction of the Company’s obligations under the agreement.

(4)	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized in the table below:

	June 30, 2011	December 31, 2010

Interest and other receivables	$697,647	$97,719
Inventory deposits	108,861	2,277,615
Other	412,650	244,974
Total prepaid expenses and other current assets	$1,219,158	$2,620,308

(5)	INVENTORIES

At June 30, 2011, and December 31, 2010, inventories consisted of the following:

	June 30, 2011	December 31, 2010

Finished goods	$22,113,726	$7,925,387
Raw materials	11,378,103	10,021,561
Total inventory	$33,491,829	$17,946,948

(6)	ASSET PURCHASE CREDITS

The Company entered into a nonmonetary exchange transaction with Argent Trading Inc. (“Argent”) whereby the Company transferred inventory, during the second quarter of 2011, with a carrying value of $986,397 to Argent in exchange for asset purchase credits with a face value of $1,350,000.  The credits can be used for the purchase of goods or services from certain vendors until March 1, 2016, when the unused asset purchase credits expire.

The Company accounted for this nonmonetary transaction based on the fair value of the inventory transferred as the inventory’s fair value was more clearly evident than fair value of the asset purchase credits.  The Company determined that the inventory had a fair value of $784,515 at the date of the transfer and thus recorded an impairment loss on the inventory of $201,882, which is recorded as a component of cost of sales in the accompanying condensed consolidated statement of operations.  These asset purchase credits of $784,515 will be utilized as the asset purchase credits are applied in future periods.  The Company evaluates the recoverability of the credits on a quarterly basis and expects to utilize all credits recorded prior to their expiration in March 2016. As of June 30, 2011, no asset purchase credits had been applied.

ZAGG INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)	INTANGIBLE ASSETS

Definite-lived Intangibles

Definite-lived intangibles as of June 30, 2011 and December 31, 2010 were as follows:

	As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500,000	122,153	41,377,847	8.0 years
Non-compete agreements	4,100,000	22,582	4,077,418	4.8 years
Trademarks	3,500,000	9,397	3,490,603	9.7 years
Other	800,000	145,924	654,076	3.8 years
HzO Technology	7,188,687	359,434	6,829,253	5.0 years
Internet address	124,234	34,281	89,953	10.0 years
Patents	1,835,575	94,000	1,741,575	14.0 years
Total amortizable assets	$59,048,496	787,771	58,260,726	7.7 years

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Internet address	$124,234	28,069	96,165	10.0 years
Patents	1,835,575	-	1,931,740	14.0 years
Total amortizable assets	$1,959,809	28,069	2,027,905	13.8 years

Customer relationships, trademarks, and other intangibles are amortized consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization.  The remaining definite-lived intangible assets are amortized using the straight line method over their estimated useful life.  For the three and six months ended June 30, 2011, amortization expense was $709,596 and $759,702, respectively as compared to $3,106 and $6,332 for the same periods in 2010, respectively. Customer relationships, trademarks, and intangibles included in other are being amortized on an accelerated basis consistent with their expected future cash flows, which results in accelerated amortization. Amortization expense is recorded as a component of selling, general, and administrative expense.

Estimated future amortization expense is as follows:

Remaining 2011	$4,265,472
2012	11,140,141
2013	10,438,863
2014	9,346,292
2015	8,222,031
Thereafter	14,847,924
Total	$58,260,725

ZAGG INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Indefinite-lived Intangibles

The gross carrying amount of indefinite-lived intangibles as of June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2011

Trademarks	$25,100,000	$-
Patent application costs	156,314	47,039
Total non-amortizable assets	$25,256,314	$47,039

(8)	DEBT AND LETTERS OF CREDIT

Term Loan and Revolving Credit Facility

On June 21, 2011 and in conjunction with the acquisition of iFrogz, the Company entered into a financing agreement (the “Financing Agreement”) led by Cerberus Business Finance, LLC (“Cerberus”) and PNC Bank National Association (“PNC”), which is acting as the administrative bank.  The Financing Agreement consists of a $45,000,000 term loan (“Term Loan”), a $45,000,000 revolving credit facility (“Revolving Credit Facility”), and a $5,000,000 letters of credit facility, which is a subset of the $45,000,000 Revolving Credit Facility.  The Company’s obligations under the Financing Agreement were secured by all or substantially all of the Company’s assets.  The Term Loan matures on July 20, 2016, and the Revolving Credit Facility and letters of credit mature on July 20, 2014.

As of June 30, 2011, the entire Term Loan was outstanding, $21,001,200 of the Revolving Credit Facility was outstanding, and no letters of credit were outstanding.

At the election of the Company, borrowings under the Financing Agreement bear interest at either the Reference Rate plus an applicable margin or the Eurodollar Rate plus an applicable margin, both as defined in the Financing Agreement.  All current borrowings were made under the Reference Rate, which is calculated as the greater of (1) 2.75%, (2) the Federal Funds Effective Rate plus 0.50%, (3) the Eurodollar Rate plus 1.00%, or (4) the rate of interest publicly announced by PNC Financial Service Group, Inc. as its reference rate, base rate, or prime rate.  The applicable margin for the Reference Rate is 4.00%.  At June 30, 2011, the weighted average interest rate on all outstanding borrowings was 7.25%.

There are no scheduled payments on either the Term Loan or Revolving Credit Facility prior to maturity.  However, the Financing Agreement calls for prepayment of the Term Loan if certain conditions are met.  The prepayment requirement commences with the fiscal year ended December 31, 2011, and is calculated based on a percentage of “excess cash flow” as defined in the Financing Agreement.  Payment is required to be made within ten days of issuing the year-end consolidated financial statements.  Based on current projections, the Company estimates that a prepayment of $3,808,821 will be required to be made during March 2012.  This amount has been classified as current in the condensed consolidated balance sheet, while the remaining Term Loan balance and Revolving Credit Facility balance is classified as noncurrent.

Starting July 1, 2011, the Company will pay an unused line fee based on a rate of 0.375% against the excess of $45,000,000 over the average principal amount for the month.

The Company incurred and capitalized $2,537,940 direct and incremental costs related to the issuance of the Term Loan and Revolving Credit Facility.  Of the total amount incurred, $1,699,345 was directly related to the Term Loan and $838,595 was directly related to the Revolving Credit Facility.  As neither debt instrument has a mandatory payment schedule and the entire balance of each is due at maturity, the Company amortizes these deferred loan costs on a straight-line basis over the respective terms of the loan:  the Term Loan is being amortized through June 20, 2016 and the Revolving Credit Facility through June 20, 2014.  For the quarter ended June 30, 2011, the Company amortized $16,953 of these loan costs, which is included as a component of interest expense in the condensed consolidated statement of operations.  The carrying value of deferred loan costs at June 30, 2011 was $2,520,987 and is included as a component of noncurrent other assets in the condensed consolidated balance sheet.

ZAGG INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

US Bank Line of Credit

Effective May 13, 2010, the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“US Bank”).  The Loan Agreement provided for revolving loans and other financial accommodations to or for the benefit of the Company of up to $5,000,000, to be used for working capital and other corporate purposes.  The Company’s obligations under the Loan Agreement and all related agreements were secured by all or substantially all of the Company’s assets.  The obligation of U.S. Bank to make advances under the Loan Agreement was subject to the conditions set forth in the Loan Agreement.  The Loan Agreement and the credit facility were to mature on May 13, 2011.

On March 8, 2011, the Company entered into an Amended and Restated Loan Agreement (the “Amended and Restated Loan Agreement”) with U.S. Bank which provided for revolving loans and other financial accommodations to or for the benefit of the Company of a principal amount not to exceed $20,000,000.  Advances under the Amended and Restated Loan Agreement bear interest at LIBOR plus 1.75%.  The Amended and Restated Loan Agreement required the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 measured quarterly on a trailing twelve month basis and a leverage ratio of no greater than 2.5 to 1.0 measured quarterly on a trailing twelve month basis.  The Amended and Restated Loan Agreement and the credit facility were to mature on March 15, 2012.

On June 21, 2011 the Company paid off the entire outstanding balance on the line of credit and the Loan Agreement with U.S. Bank was terminated.

(9)  NONCONTROLLING INTEREST

Noncontrolling interests are classified in the condensed consolidated statements of operations as part of net income attributable to stockholders and the accumulated amount of noncontrolling interests is included in the consolidated balance sheets as part of equity. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

The value of the noncontrolling interest in the consolidated financial statements primarily represents the Series A Preferred Stock in HzO, Inc. (“HzO”) held by Northeast Maritime Institute, Inc. (“NMI”).  The Company is the holder of the balance of the HzO Series A Preferred Stock.  The Series A Preferred Stock in HzO has the same voting rights as HzO Common Stock and has one vote for each share of Series A Preferred Stock.  The Series A Preferred Stock is convertible into Common Stock of HzO, at the option of the holder, at a fixed conversion ratio of one share of Series A Preferred Stock to one share of Common Stock.  All outstanding Series A Preferred Stock shares are redeemable at any time after August 21, 2014 at the election of at least two-thirds of the Series A Preferred Stock holders.  As the Company holds at least one-third of the HzO Series A Preferred Stock, it can control the redemption of the HzO Series A Preferred Stock and therefore the associated noncontrolling interest is recorded within permanent equity.  The Series A Preferred Stock is redeemable at the fixed price of $0.4752 per share.  As of June 30, 2011, the Company and NMI held 6.6 million and 11.1 million shares of HzO Series A Preferred Stock, respectively.  However, 2.1 million shares of the 11.1 million shares of HzO Series A Preferred Stock issued to NMI are held in escrow pending a future event.  Holders of HzO Series A Preferred Stock are entitled to receive dividends annually at a stated dividend rate of $0.038 per share when, as, and if declared by the Board of Directors of HzO.  No dividends had been declared as of June 30, 2011.  The Company held a call option to acquire all of NMI’s equity interests and rights in HzO for $2,500,000 that expired on May 27, 2011 without being exercised.  The Company holds a further call option to acquire all of NMI’s and its principal’s equity interests and rights in HzO for $3,000,000, which is exercisable any time through October 1, 2013.  The Company also has the right of first refusal if NMI has an offer to purchase its interests in HzO.  The call option does not meet the definition of a derivative, and therefore it is not marked to fair value at each period end.

Noncontrolling interest consists of a 47% equity interest in the HzO subsidiary held by third parties, excluding shares of HzO Series A Preferred Stock held in escrow.  The Company is consolidating HzO because it is a variable interest entity for which the Company is the primary beneficiary.

(10)  COMPREHENSIVE INCOME

The following table summarizes the components of comprehensive income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30, 2011	June 30, 2010
Net income	$2,743,061	$1,911,040
Foreign currency translation gain	10,689	170,128
Comprehensive income	2,753,750	2,081,168
Comprehensive loss attributable to noncontrolling interest	(144,820)	—
Comprehensive income attributable to stockholders	$2,608,930	$2,081,168

ZAGG INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
Net income	$6,053,442	$2,702,116
Foreign currency translation gain (loss)	(14,807)	172,091
Comprehensive income	6,038,635	2,874,207
Comprehensive loss attributable to noncontrolling interest	(196,747)	—
Comprehensive income attributable to stockholders	$5,841,888	$2,874,207

(11)  STOCK-BASED COMPENSATION

Common Stock Options – For the three and six months ended June 30, 2011, the Company granted zero and 92,541 stock option awards respectively. For the three and six months ended June 30, 2010, the Company granted 7,000 and 778,500 stock option awards, respectively.   For awards granted during the six months ended June 30, 2011, the weighted-average fair value per unit was $4.98.  For awards granted in the three and six months ended June 30, 2010, the weighted average fair value per unit was $1.91 and $1.62 respectively. The fair value for stock options granted is calculated using the Black-Scholes option-pricing model on the date of grant. For the three and six months ended June 30, 2011 and 2010, the following assumptions were used in determining the fair value:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Expected dividend yield	0.0%	0.0%	N/A	0.0%
Risk-free interest rate	1.21%	1.28%	N/A	1.58%
Expected term (years)	3.5 years	3.5 years	N/A	3.5 years
Expected volatility	90.59%	96.19%	N/A	94.46%

The Company recorded share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.  During the three and six months ended June 30, 2011 the Company recorded equity-based compensation expense related to stock options of $1,836,453 and $2,099,329, respectively. During the three and six months ended June 30, 2010 the Company recorded equity-based compensation expense related to stock options of $234,881 and $432,935, respectively. During the second quarter of 2011, the Company incurred a charge of $1,560,443 related to the modification of a previously granted stock option, which is included as a component of selling, general and administrative expenses and additional paid in capital in the accompanying condensed consolidated financial statements.

Warrants - During the three months ended June 30, 2011 and 2010, the Company made no issuances of warrants. For the three months ended June 30, 2011 and 2010, the Company recorded expense of zero and $44,312, respectively for warrants issued previously that were not fully vested.

During the six months ended June 30, 2011, the Company issued warrants for investor relations consulting services for 50,000 common shares, exercisable at $9.05 per share expiring in 5 years and which vested upon issuance.  The warrant grant was valued using the Black-Scholes option pricing model based on the fair value of the Company’s common stock on the date of grant, expected term equal to the contractual term, expected volatility weighted between the Company’s historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term, and risk-free rate for the expected term based on the U.S. Treasury yield curve on the grant date.  For the six months ended June 30, 2011, the Company recorded expense of $318,239 for these warrants.  The Company had also issued warrants for investor relations consulting services during the six months ended June 30, 2010 for 100,000 common shares exercisable at $2.58 per share expiring in 5 years and vesting equally over the 12 month period from the grant date.  Each vesting tranche of the warrants was independently valued using the Black-Scholes option pricing model with separate assumptions for each tranche based on the fair value of the Company’s common stock on each vesting date, expected term equal to the remaining contractual term on each vesting date, expected volatility weighted between the Company’s historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term for each vesting date, and risk-free rate for the expected term based on the U.S. Treasury yield curve in effect with a period that approximates the remaining contractual term for each vesting date.  For the six months ended June 30, 2011 and 2010, the Company recorded expense of $58,512 and $74,799, respectively for these warrants.

The fair value of warrants has been estimated as of the vesting date using the Black-Scholes option pricing model.  For the six months ended June 30, 2011, the following assumptions were used in determining the fair value:

	Six months ended June 30, 2011	Six months ended June 30, 2010
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.02%	2.30%
Expected term (years)	4.9 years	4.8 years
Expected volatility	90.71%	85.04%

ZAGG INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restricted Stock - The Company granted zero and 237,800 shares of restricted stock during the three and six months ended June 30, 2011. There were no shares of restricted stock granted during the six months ended June 30, 2010. The restricted stock was estimated to have a weighted-average fair value per unit of $7.11 for the six months ended June 30, 2011. The fair value of the restricted stock granted is based on the closing share price of the Company’s common stock on the date of grant.  The shares of restricted stock vest annually on a straight-line basis over a 3 year vesting term.

The Company recorded share-based compensation expense only for those shares of restricted stock that are expected to vest.  The estimated fair value of the restricted stock is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.  During the three and six months ended June 30, 2011, the Company recorded equity-based compensation expense of $128,156 and $169,058, respectively, which is included as a component of selling, general and administrative expense.

(12)   INCOME TAXES

The Company’s effective tax rate was 36.5% and 37.6% for the three months ended June 30, 2011 and 2010, respectively.  The Company’s effective tax rate was 34.5% and 37.6% for the six months ended June 30, 2011 and 2010, respectively.  The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items and favorable tax rates associated with certain earnings from the Company’s operations in Ireland and France.  All earnings at foreign location are considered to be permanently re-invested for tax purposes.

(13)   EARNINGS PER SHARE

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30, 2011	Three months ended June 30, 2010

Net income attributable to stockholders	$2,743,061	$1,911,040

Weighted average shares outstanding	25,240,163	22,061,570
Dilutive effect of warrants, restricted stock and stock options	2,038,732	1,475,033
Diluted shares	27,278,895	23,536,603
Earnings per share attributable to stockholders:
Basic	$0.11	$0.09
Dilutive	$0.10	$0.08

ZAGG INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six months ended June 30, 2011	Six months ended June 30, 2010

Net income attributable to stockholders	$6,053,442	$2,702,116

Weighted average shares outstanding	24,669,892	22,118,510
Dilutive effect of warrants, restricted stock and stock options	2,079,341	1,482,447
Diluted shares	26,749,233	23,600,957
Earnings per share attributable to stockholders:
Basic	$0.25	$0.12
Dilutive	$0.23	$0.11

For the three months ended June 30, 2011 and 2010, warrants, restricted stock, and stock options to purchase 101,541, and 1,373,833, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

For the six months ended June 30, 2011 and 2010, warrants, restricted stock, and stock options to purchase 128,889, and 1,398,833, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

(14)   FAIR VALUE MEASURES

Fair Value of Financial Instruments - At June 30, 2011, and December 31, 2010, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, related party receivable, a line of credit with US Bank (as of December 31, 2010 only), a Revolving Credit Facility (as of June 30, 2011 only), and a Term Loan (as of June 30, 2011 only). The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these financial instruments.   The carrying value of the debt balances approximate fair value because the variable interest rates approximate current market rates.

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

At June 30, 2011, and December 31, 2010, the following financial assets and liabilities were measured at fair value on a recurring basis using the type of inputs shown:

		Fair Value Measurements Using:
	June 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Cash equivalents	$686,067	$686,067	—	—

ZAGG INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements Using:
	December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Cash equivalents	$416,312	$416,312	—	—

The majority of the Company’s non-financial instruments, which include intangible assets, goodwill, inventories, property and equipment, and asset purchase credits are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment, based upon a comparison of the non-financial instrument’s fair value to its carrying value, an impairment is recorded to reduce the carrying value to the fair value, if the carrying value exceeds the fair value.

At June 30, 2011 and December 31, 2010, there were no non-financial instruments that were required to be re-measured at fair value on a recurring basis.

(15)   CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2011.

At June 30, 2011, and December 31, 2010, approximately 61% and 64%, respectively, of the balance of accounts receivable was due from two customers.  No other customer account balances were more than 10% of accounts receivable.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

In addition, iFrogz purchases all inventory through a third party sourcing Company.  Management is aware of other manufacturing sources that it could utilize if there was a disruption in the operations of the third party sourcing Company.  A change in the sourcing Company, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

Concentration of sales

For the three months ended June 30, 2011, one customer accounted for 24%, and another customer accounted for 13% of the Company’s sales.   No other customer account balances were more that 10% of sales.  For the three months ended June 30, 2010, one customer accounted for 38% of the Company’s sales.  If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the three months ended June 30, 2011 and 2010, was approximately:

	Three months ended June 30, 2011	Three months ended June 30, 2010
United States	90%	81%
Europe	6%	10%
Other	4%	9%

ZAGG INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the six months ended June 30, 2011, one customer accounted for 24%, and another customer accounted for 12% of the Company’s sales.   No other customer account balances were more that 10% of sales.  For the six months ended June 30, 2010, one customer accounted for 34% of the Company’s sales.  If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the six months ended June 30, 2011 and 2010, was approximately:

	Six months ended June 30, 2011	Six months ended June 30, 2010
United States	89%	82%
Europe	5%	10%
Other	6%	8%

(16)   COMMITMENTS AND CONTINGENCIES

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

The Company is engaged as the defendant in civil litigation in Massachusetts in which Wrapsol, LLC has alleged unfair competition and tortious interference with business relations claiming that the Company’s sales representatives attempted to harm Wrapsol by making false allegations.  The Company denies these allegations.  Although Wrapsol, LLC is seeking monetary damages, management believes that the ultimate disposition of these claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.  Management believes the likelihood of an unfavorable outcome in this case is remote.

The Company is also engaged as a defendant in an arbitration proceeding commenced by Focus LLC, pending in the state of Delaware, in which Focus claims that the Company is obligated to pay Focus a finder’s fee in the amount of $1.75 million related to the Company's acquisition of iFrogz.   No hearings or other proceedings have taken place in the arbitration.  The Company denies the allegations made by Focus and intends to vigorously defend this claim.    Management believes the likelihood of an unfavorable outcome in this case is remote.

The Company is not a party to any other litigation or other claims at this time.  However, from time to time the Company may become subject to lawsuits and other claims in the ordinary course of business.  Such matters are subject to many uncertainties, and most outcomes are not predictable with assurance.

Patents

On August 31, 2010, Andrew Mason (“Mason”) filed a complaint against the Company claiming patent infringement as a result of the Company’s invisibleSHIELD installation kits.  On September 4, 2010, the Company filed a counter complaint against Mason and his company, eShields LLC (“eShields”).  On November 9, 2010, before either party had responded on the merits to the claims asserted, the Company, Mason and eShields entered into an Asset Purchase Agreement (“Purchase Agreement”) under which a wholly owned subsidiary of the Company, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”), acquired all of the rights of Mason in the (i) patents which are the subject of the litigation, (ii) patent application filed on August 13, 2010 (the “CIP Application”) and (iii) rights to sue for infringement of the patents.

ZAGG INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

ZAGG IP is engaged as the plaintiff in patent infringement litigation pending in Utah that seeks to enforce rights under United States Patent No. 7,957,524 (one of the patents acquired from Mason).  The defendants in this case have raised defenses and, in some cases, asserted counterclaims against ZAGG IP, that seek declarations of unenforceability or non-infringement of the patent.  These counterclaims do not assert any claims for affirmative relief, including claims for damages, apart from a request for an award of costs and attorney’s fees to the prevailing party.  There are no claims asserted in these actions against the Company.   In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.  Management believes the likelihood of an unfavorable outcome in this case is remote.

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

If the Claim Conditions are not met, the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500,000 of the Warrants.  There can be no assurance that the USPTO will issue a patent on the CIP Application that meets the requirements of the Claim Conditions.  As of June 30, 2011, no patent had been issued by the USPTO.

(17)   RELATED PARTY RECEIVABLE

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

Teleportall proceeded to develop and test prototypes of the ZAGGbox and provided periodic progress reports to the Company.  However, Teleportall did not deliver the product in time for the 2009 Christmas selling season.

ZAGG INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Development of the product continued in 2010 with the expectation that the product would be delivered in time for the 2010 Christmas selling season.  The Company made additional payments for long lead-time parts to Teleportall in the aggregate amount of $2,747,410.  When it became obvious to the Company that the product would not be ready to market and sell during the 2010 Christmas season, the Company commenced discussions to restructure the Distribution and License Agreement with Teleportall.  During the course of those discussions, the Company learned in January 2011 that Mr. Harmer had an indirect interest of 25% in Teleportall.  As a result, the Company entered into an agreement with Teleportall, Mr. Harmer and several entities owned or controlled by Mr. Harmer (the “Harmer Agreement”), dated March 23, 2011, but subject to further negotiations and ratification through April 5, 2011.  Pursuant to the Harmer Agreement, the parties agreed to terminate the Distribution and License Agreement on the following terms:

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

•
Teleportall and the Company entered into a License Agreement on March 23, 2011 under which the Company licensed to Teleportall the use of certain ZAGG names and marks to sell and distribute the ZAGGbox product.  Teleportall will pay ZAGG a 10% royalty on net sales of ZAGGboxes per calendar quarter as a license fee.

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

•
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

No revenue was recognized from Teleportall during the six months ended June 30, 2011.

As part of the Harmer Agreement, the Company modified a previously granted stock option award to Mr. Harmer, which resulted in a charge of $1,560,569 that was recorded in the second quarter of 2011.

The Note is accounted for under the cost recovery method and is included in the condensed consolidated balance sheet at $3,899,910.  The face value of the Note of $4,125,902 approximates fair value as the variable interest rate on the Note approximates market rates.

(18)   SUBSEQUENT EVENTS

On August 12, 2011, HzO, Inc. ("HzO") entered into a Series B Stock Purchase Agreement pursuant to which HzO issued 9,871,181 shares of its newly designated Series B Preferred Stock to various venture fund groups (“Investors”) for cash of $2,500,000 ("Series B Financing").  Pursuant to the terms of the Series B Stock Purchase Agreement, upon HzO achieving certain milestones the Investors will invest up to an additional $4,500,000 in cash for an additional 17,768,126 shares of Series B Preferred Stock.  In addition, ZAGG and HzO entered into a Distribution and Marketing Agreement, pursuant to which ZAGG will provide marketing and distribution services to HzO.

HzO is currently consolidated into the Company’s financial statements as a variable interest entity (VIE).  This capital raise transaction by HzO will require reconsideration of whether HzO remains a VIE during the three month period ending September 30, 2011.

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

Our Business

Headquartered in Salt Lake City, Utah, ZAGG Inc. designs, manufactures and distributes protective coverings, audio accessories and power solutions for consumer electronic and hand-held devices under the brand names invisibleSHIELD®, ZAGGskins™, ZAGGbuds™, ZAGGsparq™, ZAGGfolio™, ZAGGmate™, iFrogz™ and Earpollution™.

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

The invisibleSHIELD is designed specifically for iPods®, iPads®, laptops, cell phones, digital cameras, watch faces, GPS systems, gaming devices, and other mobile items.  The product is “cut” to fit specific devices and packaged together with a moisture activating solution which makes the invisibleSHIELD adhere to the surface of the device, literally “like a second skin,” and virtually invisible to the eye.  The patented invisibleSHIELD was the first scratch protection solution of its kind on the market.  The invisibleSHIELD is not ornamental, but rather provides a long lasting barrier to preserve the brand new look of the surface of an electronic device.  In early 2010, we introduced the invisibleSHIELD DRY through retail partners, which is a protective film made from the same material as the original invisibleSHIELD, and engineered to be clearer, smoother to the touch, and apply without the need for fluid.  In the beginning of 2011, we added the invisibleSHIELD Smudge-Proof to our line, which also incorporates the invisibleSHIELD film with added features that eliminate smudges, fingerprints, and glare from the device display.

On June 7, 2011, United States Patent No. 7,957,524, titled “Protective Covering for an Electronic Device”, was issued to the Company.  The patent is directed to protective covers for electronic devices such as our full body invisibleSHIELD products.  The patent protects film-based body covers which may include one or more films or sets of films that substantially cover an electronic device and conform to its shape.  The Company has commenced litigation against third parties whom the Company believes are infringing this patent.

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

In early 2009, we introduced the ZAGGsparq, a small, powerful, portable battery that can recharge a power-hungry smartphone up to four times before the ZAGGsparq itself needs to be recharged.  Featuring a 6000ma lithium polymer cell, the ZAGGsparq plugs into a wall outlet and provides two USB ports for charging mobile devices.  An adapter is also included that fits many international standards.  The ZAGGsparq is compatible with any USB-charged device, including the Apple® iPad and iPhone®, as well as cell phones, handheld gaming systems, and digital cameras.

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

We introduced the ZAGGmate in November 2010 in select national retailers.  The ZAGGmate is a protective and functional companion to the Apple iPad that accentuates both the appearance and utility of Apple's innovative device. Made from aircraft-grade aluminum with a high quality finish, the patent-pending ZAGGmate matches the design, look and feel of the iPad.  The ZAGGmate line features two models, one with a simple, innovative stand and built-in wireless Bluetooth® keyboard that allows for fast, responsive typing, and interaction with the iPad's features.  The second model replaces the keyboard with a more versatile stand that provides multiple angles for use.  On April 7, 2011, we partnered with Logitech on the ZAGGmate product and renamed it the Logitech Keyboard Case by ZAGG.  Under the partnership with Logitech, we receive a royalty for all units sold.

We maintain our corporate offices and operational facility at 3855 South 500 West, Suites B, C, I, J, K, L, M, N, O and R, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699.  Our website address is www.ZAGG.com.  Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report.

Acquisition of iFrogz

On June 21, 2011, the Company, iFrogz and the owners of iFrogz, entered into a Stock Purchase Agreement pursuant to which ZAGG acquired 100% of the outstanding shares of iFrogz. The combination of ZAGG and iFrogz represents an opportunity to create a market leader in the mobile device accessories industry by building on complementary brands and increasing overall market share by growing product lines and expanding distribution.

iFrogz is headquartered in Logan, Utah, and designs, manufactures and distributes protective coverings and digital audio accessories for consumer electronic and hand-held devices under the brand names iFrogz™ and Earpollution™.

iFrogz began in 2006 by creating protective covers for iPods® with a unique combination of fashion and quality that was received well by the marketplace through online sales only.  In early 2007, iFrogz began distributing through large retailers.  Subsequently, the iFrogz™ product offering has expanded into cell phones, other music devices, and a wider variety of fashion assortments for mobile devices, while continuing to expand into a larger retail customer base.

In the summer of 2007, iFrogz released its first line of audio products under the Earpollution™ brand.  The eclectic selection of Earpollution™ earbuds and headphones targeted a younger demographic, yet still appealed to a wide demographic of consumers.

iFrogz continues to innovate its product lines allowing it to remain ahead of the curve in the electronic device accessory fashion market.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Significant estimates include the allowance for doubtful accounts, inventory valuation allowances, sales returns and warranty liability, the useful life of property and equipment, stock-based compensation expense, income taxes, and accounting for business combinations.

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

Revenue Recognition

We record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  Our revenue is derived from sales of our products through our indirect channel, including retailers and distributors, and through our direct channel including www.ZAGG.com, www.iFrogz.com, and our corporate-owned and third-party-owned mall kiosks, and from the fees derived from the sale of exclusive independent distributor licenses related to the kiosk program.  For sales of product, our standard shipping terms are FOB shipping point, and we record revenue when the product is shipped, net of estimated returns and discounts.  For some customers, the contractual shipping terms are FOB destination.  For these shipments, we record revenue when the product is delivered, net of estimated returns and discounts.  For license fees, we recognize revenue on a straight-line basis over the life of the license term.

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

Inventories

In assessing the realization of inventories, we are required to make judgments as to future demand requirements and to compare these with current inventory levels. When the market value of inventory is less than the carrying value, the inventory cost is written down to the estimated net realizable value, thereby establishing a new cost basis. Our inventory requirements may change based on our projected customer demand, market conditions, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.

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

Long-lived Assets

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, definite-lived intangibles, indefinite-lived intangibles, and goodwill. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to indefinite-lived intangibles and goodwill at least annually. Our goodwill and intangibles are largely attributable to our acquisition of iFrogz and purchase of the HzO technology.

At least annually and when events and circumstances warrant an evaluation, we perform our impairment assessment of goodwill, which requires the use of a fair-value based analysis. We determine the fair value of our reporting unit based on discounted cash flows and market approach analyses as considered necessary, and consider factors such as a weakened economy, reduced expectations for future cash flows coupled with a decline in the market price of our stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its estimated fair value, a second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Indefinite lived intangible assets are tested for impairment annually, or, more frequently upon the occurrence of a triggering event. The Company evaluates the recoverability of indefinite lived intangible assets by comparing the indefinite lived intangible assets book value to its estimated fair value. The fair value for indefinite lived intangible assets is determined by performing cash flow analysis and other market evaluations. If the fair value of the indefinite lived intangible assets is less than book value, the difference is recognized as an impairment loss.

We also assess other long-lived assets, specifically definite-lived intangibles and property, plant and equipment, for potential impairment given similar impairment indicators. When indicators of impairment exist related to our long-lived tangible assets and definite-lived intangible assets, we use an estimate of the undiscounted net cash flows in measuring whether the carrying amount of the assets is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.

If forecasts and assumptions used to support the realizability of our goodwill and other long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Stock-based Compensation

The Company recognizes stock-based compensation expense in its consolidated financial statements for awards granted to employees and non-employees under its stock incentive plan, which include restricted stock, warrants, and stock options.  Equity-classified awards are measured at the grant date fair value of the award. The fair value of stock options is measured on the grant date using the Black-Scholes option pricing model (BSM), which involves the use of assumptions such as expected volatility, expected term, dividend rate, and risk-free rate.  Volatility is a key factor used to determine the fair value of stock options in the BSM.  Depending on the expected term of the option, the Company determines expected volatility based upon historical volatility.  For those options with an expected term that extends beyond the period in which sufficient historical data is unavailable, the Company does not have sufficient historical data or implied volatility information to determine volatility based upon its own information.  Therefore the Company uses significant judgment to identify a peer group and determine the appropriate weighting in order to estimate an implied volatility rate for use in the BSM.

Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill.  We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed.  Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased classes of intangible assets recorded by us include customer relationships, trademarks, non-compete agreements, developed technology, patents, and backlog. The fair values assigned to the identified intangible assets are discussed in Note 2 to the condensed consolidated financial statements.

Critical estimates in valuing certain intangible assets include but are not limited to: future expected cash flows related to each individual asset, market position of the trademarks, as well as assumptions about cash flow savings from the trademarks, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Estimates associated with the accounting for acquisitions may change during the measurement period as additional information becomes available regarding the assets acquired and liabilities assumed as discussed in Note 2 to the condensed consolidated financial statements.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2011 AND 2010

Net sales

Net sales for the quarter ended June 30, 2011, were $38,788,465 as compared to net sales of $15,058,783 for the quarter ended June 30, 2010, an increase of $23,729,682 or 157%.  The net sales balance for the quarter ended June 30, 2011 includes $2,432,160 in sales made by iFrogz from June 21, 2011 (the date of acquisition), to the end of the quarter.

For the quarter ended June 30, 2011, sales of our invisibleSHIELD product line accounted for approximately 63% of our revenues.  We have experienced significant growth in our indirect channel to big-box retailers such as Best Buy, Target and Radio Shack, wireless carriers such as AT&T, Verizon, The Carphone Warehouse and Cricket, and both domestic and foreign electronics accessory distributors.  We are still focused on distribution through our mall kiosk program and through our website www.ZAGG.com, but the significant growth for 2011 was through our indirect channel as we began selling through additional customers and expanded our SKU count in our current customers.  For the quarter ended June 30, 2011, approximately 72% of our overall net sales were through our indirect channels, 22% was through our website, 4% was through our mall cart and kiosk programs and 2% was from shipping and handling charges.  For the quarter ended June 30, 2010, approximately 66% of our overall net sales were through indirect channels, 23% through our website, 8% through our mall cart and kiosk programs and 3% from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials, and shipping and fulfillment costs.  For the quarter ended June 30, 2011, cost of sales amounted to $21,027,434 or approximately 54% of net sales compared to cost of sales of $7,539,580 or 50% of net sales for the quarter ended June 30, 2010.  The increase in cost of sales as a percentage of net revenues for the quarter ended June 30, 2011, as compared to the quarter ended June 30, 2010, is attributable to (1) the fair value write-up of inventory at iFrogz as part of purchase accounting under ASC 805, Business Combinations, which will cause an increase in cost of sales on all iFrogz sales until the inventory held on the date of acquisition is entirely sold, (2) the continued shift towards our indirect channel partners, and (3) the product mix shift from our film products towards hardware products like the ZAGGmate.

Generally accepted accounting principles require that when an acquisition occurs, the assets and liabilities acquired are to be stated at fair value.  This resulted in a write-up of the inventory acquired from iFrogz.  Due to this write-up of iFrogz inventory on the date of acquisition, cost of sales as a percent of revenue for iFrogz sales from June 21, 2011 to June 30, 2011 was 82%, which is higher than iFrogz’s historical cost of sales as a percentage of net sales.  Excluding iFrogz operations, for the three months ended June 30, 2011, the Company achieved cost of sales as a percent of net revenues of 52%.

Gross profit

Gross profit for the quarter ended June 30, 2011, was $17,761,031 or approximately 46% of net sales, as compared to $7,519,203 or approximately 50% of net sales for the quarter ended June 30, 2010.  The decrease in gross profit percentage is due to (1) the fair value write-up of inventory at iFrogz as part of purchase accounting under ASC 805, Business Combinations, which will result in higher cost of sales on all iFrogz sales until the inventory acquired is sold, (2) the sales mix shift from direct internet sales to indirect customers which have a lower average selling price, and (3) increased costs of expediting our ZAGGmate products from China.  As we continue to grow our business, we anticipate that we will have increased sales to our indirect customers which will continue to put pressure on our gross profit margins.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Due to the write-up of iFrogz inventory on the date of acquisition, gross profit as a percent of revenue for iFrogz sales from June 21, 2011 to June 30, 2011 was 18%, which is lower than iFrogz’s historical gross profit as a percentage of net sales.  Excluding iFrogz operations, for the three months ended June 30, 2011, the Company achieved a gross profit as a percent of net revenues of 48%.  The Company anticipates that it will not fully realize the impact on gross profit and net income of iFrogz sales until the written-up inventory acquired has been sold.

Operating expenses

Total operating expenses for the quarter ended June 30, 2011, were $13,515,053, an increase of $9,220,128 from total operating expenses for the quarter ended June 30, 2010, of $4,294,925. The increases are primarily attributable to the following:

•
For the quarter ended June 30, 2011, salaries and related taxes increased by $2,766,792 to $4,124,930 from $1,358,138 for the quarter ended June 30, 2010.  The increase is due to (1) the increase in our staff as we continue to build the people infrastructure to meet the demand for our product and continue to develop new products and offerings, (2) charge of $1,560,443 related to the modification of a previously granted stock option award, and (3) the remaining compensation expense related to our stock based compensation plan of $406,499, an increase of $168,325 over the three months ended June 30, 2010 balance of $238,174.

•
For the quarter ended June 30, 2011, marketing, advertising and promotion expenses were $2,615,702, an increase of $1,599,042 as compared to $1,016,660 for the quarter ended June 30, 2010.  We invested heavily in advertising for the ZAGGmate product line during the quarter ended June 30, 2011.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.

•
For the quarter ended June 30, 2011, other selling, general and administrative expenses, net of salaries and related taxes described above, were $6,774,421 as compared to $1,920,127 for the quarter ended June 30, 2010.  The changes by category are summarized in the table below:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Professional fees	$612,402	$272,391
iFrogz transaction fees	1,816,075	-
Rent	202,493	189,205
Credit card and bank fees	341,556	120,047
Commissions	714,679	292,269
Other	3,087,217	1,046,215
Total	$6,744,421	$1,920,127

The increase in professional fees is due to legal expenses incurred related to the defense of our patents, legal work incurred in connection with negotiating the Logitech agreement and accounting fees incurred related to our change of auditors.  Commissions were also up on a comparison basis due to the strong sales of the ZAGGmate product online and continued growth through indirect accounts for which we utilize a third-party sales company.  The increase in other relates to additional expenses incurred as a result of the Company’s overall increase in headcount and operations, including increases in health insurance costs, employee costs, bad debt expense, supplies, postage and delivery, utilities, and investor relations.

Income from operations

We reported income from operations of $4,245,978 for the quarter ended June 30, 2011, as compared to income from operations of $3,224,278 for the quarter ended June 30, 2010, an increase of $1,021,700.  The increase in income from operations for the quarter ended June 30, 2011, as compared to the quarter ended June 30, 2010 is primarily attributable to continued strong sales of our invisibleSHIELD product line and increases in sales of the ZAGGmate product line, offset by the charge of $1,560,443 related to the modification of a previously granted stock option award.

Other income (expense)

For the quarter ended June 30, 2011, total other income (expense) was $(151,147) as compared to other income (expense) of ($164,235) for the quarter ended June 30, 2010.  The decrease is attributed to the termination of the FGI factoring arrangement, which existed in 2010, offset by interest expense from the new Term Loan and Revolving Credit Facility.

Income taxes

We recognized an income tax expense of $1,496,540 for the quarter ended June 30, 2011, compared to income tax expense of $1,149,003 for the quarter ended June 30, 2010.

Our effective tax rate was 36.5% and 37.6% for the three months ended June 30, 2011 and 2010, respectively.  Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items and favorable tax rates associated with certain earnings from our operations in Ireland and France.

Net income

As a result of these factors, we reported net income of $2,743,061 or $0.10 per share on a fully diluted basis for the quarter ended June 30, 2011, as compared to net income of $1,911,040 or $0.08 per share on a fully diluted basis for the quarter ended June 30, 2010.

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Net sales

Net sales for the six months ended June 30, 2011, were $65,764,785 as compared to net sales of $23,822,402 for the six months ended June 30, 2010, an increase of $41,942,383 or 176%. The net sales balance for the quarter ended June 30, 2011, includes $2,432,160 in sales made by iFrogz from June 21, 2011 to the end of the quarter.

For the six months ended June 30, 2011, sales of our invisibleSHIELD product line accounted for approximately 64% of our revenues.  We have experienced significant growth in our indirect channel to big-box retailers such as Best Buy, Target and Radio Shack, wireless carriers such as AT&T, Verizon, The Carphone Warehouse and Cricket, and both domestic and foreign electronics accessory distributors.  We are still focused on distribution through our mall kiosk program and through our website www.ZAGG.com, but the significant growth for 2011 was through our indirect channel as we began selling through additional customers and expanded our SKU count in our current customers.  For the six months ended June 30, 2011, approximately 71% of our overall net sales were through our indirect channel, 22% was through our website, 5% was through our mall cart and kiosk programs and 2% was from shipping and handling charges.  For the six months ended June 30, 2010, approximately 65% of our overall net sales were through our indirect channel, 23% was through our website, 9% was through our mall cart and kiosk programs and 3% was from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping and fulfillment costs.  For the six months ended June 30, 2011, cost of sales amounted to $34,357,174 or approximately 52% of net sales compared to cost of sales of $11,360,839 or 48% of net sales for the six months ended June 30, 2010.  The increase in cost of sales as a percentage of net revenues for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, is attributable to (1) the fair value write-up of inventory at iFrogz as part of purchase accounting under ASC 805, Business Combinations, which will cause an increase in cost of sales on all iFrogz sales until the inventory held on the date of acquisition is entirely sold, (2) the continued shift towards our indirect channel partners, and (3) the product mix shift from our film products towards hardware products like the ZAGGmate.

Generally accepted accounting principles require that when an acquisition occurs, the assets and liabilities acquired are to be stated at fair value.  This resulted in a write-up of the inventory acquired from iFrogz.  Due to this write-up of iFrogz inventory on the date of acquisition, cost of sales as a percent of revenue for iFrogz sales from June 21, 2011 to June 30, 2011 was 82%, which is higher than iFrogz’s historical cost of sales as a percentage of net sales.  Excluding iFrogz operations, for the six months ended June 30, 2011, the Company achieved a cost of sales as a percent of net revenues of 51%.

Gross profit

Gross profit for the six months ended June 30, 2011, was $31,407,611 or approximately 48% of net sales, as compared to $12,461,563 or approximately 52% of net sales for the six months ended June 30, 2010.  The decrease in gross profit percentage is due to (1) the fair value write-up of inventory at iFrogz as part of purchase accounting under ASC 805, Business Combinations, which will result in higher cost of sales on all iFrogz sales until the inventory acquired is sold, (2) the sales mix shift from direct internet sales to indirect customers which have a lower average selling price, and (3) increased costs of expediting our ZAGGmate products from China.  As we continue to grow our business, we anticipate that we will have increased sales to our indirect customers which will continue to put pressure on our gross profit margins.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Due to the write-up of iFrogz inventory on the date of acquisition, gross profit as a percent of revenue for iFrogz sales from June 21, 2011 to June 30, 2011 was 18%, which is lower than iFrogz’s historical gross profit as a percentage of net sales.  Excluding iFrogz operations, for the six months ended June 30, 2011, the Company achieved a gross profit as a percent of net revenues of 49%.  The Company anticipates that it will not fully realize the impact on gross profit and net income of iFrogz sales until the written-up inventory acquired has been sold.

Operating expenses

Total operating expenses for the six months ended June 30, 2011, were $22,297,347, an increase of $14,391,854 from total operating expenses for the six months ended June 30, 2010, of $7,905,493. The increases are primarily attributable to the following:

•
For the six months ended June 30, 2011, salaries and related taxes increased by $3,549,630 to $6,277,597 from $2,727,967 for the six months ended June 30, 2010.  The increase is due to (1) the increase in our staff as we continue to build the people infrastructure to meet the demand for our product and continue to develop new products and offerings, (2) a charge of $1,560,443 related to the modification of a previously granted stock option award, and (3) the remaining compensation expense related to our stock based compensation plan of $710,277, an increase of $230,033 over the six months ended June 30, 2010 balance of $480,244.

•
For the six months ended June 30, 2011, marketing, advertising and promotion expenses were $5,127,518, an increase of $3,049,895 as compared to $2,077,623 for the six months ended June 30, 2010.  We invested heavily in advertising for the ZAGGmate product line during the six months ended June 30, 2011.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.

•
For the six months ended June 30, 2011, other selling, general and administrative expenses, net of salaries and related taxes described above, were $10,892,232 as compared to $3,099,903 for the six months ended June 30, 2010.  The changes by category are summarized in the table below:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Professional fees	$1,330,376	$356,408
iFrogz transaction fees	1,825,089	-
Rent	342,375	336,022
Credit card and bank fees	694,895	271,048
Commissions	1,464,224	500,664
Other	5,235,273	1,635,761
Total	$10,892,232	$3,099,903

The increase in professional fees is due to legal expenses incurred related to the defense of our patents, legal work incurred in connection with negotiating the Logitech agreement and accounting fees incurred related to our change of auditors.  Commissions were also up on a comparison basis due to the strong sales of the ZAGGmate product online and continued growth through indirect accounts for which we utilize a third-party sales company.  The increase in other relates to additional expenses incurred as a result of the Company’s overall increase in headcount and operations, including increases in health insurance costs, employee costs, bad debt expense, supplies, postage and delivery, utilities, and investor relations.

Income from operations

We reported income from operations of $9,110,264 for the six months ended June 30, 2011, as compared to income from operations of $4,566,070 for the six months ended June 30, 2010, an increase of $4,544,194.  The increase in income from operations for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, is primarily attributable to continued strong sales of our invisibleSHIELD product line and increases in sales of the ZAGGmate product line, offset by the charge of $1,560,443 related to the modification of a previously granted stock option award.

Other income (expense)

For the six months ended June 30, 2011, total other income (expense) was ($162,456) as compared to other income (expense) of ($229,054) for the six months ended June 30, 2010.  The decrease is attributed to the termination of the FGI factoring arrangement, which existed in 2010, offset by interest expense from the new Term Loan and Revolving Credit Facility.

Income taxes

We recognized an income tax expense of $3,091,113 for the six months ended June 30, 2011, compared to income tax expense of $1,624,900 for the six months ended June 30, 2010.

Our effective tax rate was 34.5% and 37.6% for the six months ended June 30, 2011 and 2010, respectively.  Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items and favorable tax rates associated with certain earnings from our operations in Ireland and France.

Net income

As a result of these factors, we reported net income of $6,053,442 or $0.22 per share on a fully diluted basis for the six months ended June 30, 2011, as compared to net income of $2,702,116 or $0.11 per share on a fully diluted basis for the six months ended June 30, 2010.

Liquidity and Capital Resources

	Six Months Ended June 30, 2011	Increase (Decrease)	Year Ended December 31, 2010
Cash used in operating activities	$(2,195,793)	$958,049	$(3,153,842)
Cash (used in) provided by investing activities	(53,132,096)	(50,196,025)	(2,936,071)
Cash provided by financing activities	66,442,492	63,002,279	3,440,213

	June 30, 2011	(Decrease) Increase	December 31, 2010
Cash	$13,452,879	$11,079,586	$2,373,293
Working capital	52,797,454	29,182,390	23,615,064

Net cash used in operating activities for the six months ended June 30, 2011, was $2,195,793, compared to cash provided by operating activities of $848,000 during the six months ended June 30, 2010.  The overall decrease in cash flows from operating activities is due to decreased income taxes payable of $8,429,326, decreased accounts payable of $865,650, increased accounts receivable of $3,137,710, increased inventories of $1,210,301, deferred income taxes of $741,684, and excess tax benefits related to share-based payments of $1,426,123; and were partially offset by decreased prepaid expenses and other current assets of $1,982,718, decreased noncurrent other assets of $152,935, increased accrued liabilities of $615,616, increased accrued wages and wage related expenses of $251,622, increased deferred revenues of $641,007, increased sales return liability of $297,563, stock option expense of $2,268,387, warrant expense of $376,751, expense for stock granted to consultants of $100,000, and depreciation and amortization of $1,054,753, and amortization of deferred loan costs of $16,953.

Net cash used in investing activities during the six months ended June 30, 2011, was $53,132,096, compared to cash used in investing activities of $195,755 during the six months ended June 30, 2010.  The increase in cash used for investing activities was due to the acquisition of iFrogz net of cash acquired of $52,551,071, the purchases of property and equipment of $484,674, payments for intangible assets of $96,351.

Net cash provided by financing activities was $66,442,492 during the six months ended June 30, 2011, compared to $778,596 for the six months ended June 30, 2010.  The Company paid $2,571,326 related to debt issuance costs, received proceeds of $45,000,000 from the establishment of a Term Loan, received proceeds of $21,001,200 from draws on the Revolving Credit Facility, received proceeds for warrant and option exercises of $1,586,495, and excess tax benefits related to share-based payments of $1,426,123.

We reported a net increase in cash for the six months ended June 30, 2011 of $11,079,660.

For the six months ended June 30, 2011 and 2010, we generated revenues of $65,764,785 and $23,822,402, respectively, had net income attributable to stockholders of $6,053,442 and $2,702,116, respectively, and had negative cash flow from operations of $2,195,794 and $848,000, respectively.  As of June 30, 2011, we had total equity of $90,580,566, retained earnings of $20,754,516, working capital of $52,797,454, accounts payable of $15,195,235, sales returns liability of $2,873,922, accrued wages and wage related expenses of $2,583,814, deferred revenues of $1,032,512, accrued liabilities of $934,724 and current notes payable of $3,808,821.  Management believes that existing cash, along with cash generated from the collection of accounts receivable, our Term Loan and Revolving Credit Facility and the sale of products will be sufficient to meet the Company’s cash requirements during the next twelve months.

On June 21, 2011 and in conjunction with the acquisition of iFrogz, the Company became party to a financing agreement (the “Financing Agreement”) with a group of banks led by PNC Bank National Association (“PNC”) as the administrative bank.  The Financing Agreement consists of a $45,000,000 term loan, a $45,000,000 revolving credit facility, and a $5,000,000 letters of credit facility (which is a subset of the revolving credit facility).  The Company’s obligations under the Financing Agreement were secured by all or substantially all of the Company’s assets.  The term loan matures on July 20, 2016, and the revolving credit facility and letters of credit mature on July 20, 2014.

As of June 30, 2011, the entire term loan was outstanding, $21,001,200 of the revolving credit facility was outstanding, and no amounts were outstanding as letters of credit.

At the election of the Company, borrowings under the Financing Agreement bear interest at either the Reference Rate plus an applicable margin or the Eurodollar Rate plus an applicable margin, both as defined in the Financing Agreement.  All current borrowings were made under the Reference Rate, which is calculated as the greater of (1) 2.75%, (2) the Federal Funds Effective Rate plus 0.50%, (3) the Eurodollar Rate plus 1.00%, or the rate of interest publicly announced by PNC Financial Service Group, Inc. as its reference rate, base rate, or prime rate.  The applicable margin for the Reference Rate is 4.00%.  At June 30, 2011, the weighted average interest rate on all outstanding borrowings was 7.25%.
There are no scheduled payments on either the term loan or revolving credit facility prior to maturity.  However, the Financing Agreement calls for prepayment of the term loan if certain conditions are met.  The prepayment requirement commences with the fiscal year ended December 31, 2011, and is calculated based on a percentage of “excess cash flow” as defined in the Financing Agreement.  Payment is required to be made within ten days of issuing the year-end consolidated financial statements.  Based on current projections, the Company estimates that a prepayment of $3,808,821 will be required to be made during March 2012.  This amount has been classified as current in the condensed consolidated balance sheet, while the remaining term loan balance and revolving credit facility balance is classified as noncurrent.

Future contractual payments on the Term Loan and Revolving Credit Facility are as follows:

Future Debt Payments
Remaining 2011	$-
2012	3,808,821
2013	-
2014	21,001,200
2015	-
Thereafter	41,191,179
Total	$66,001,200

Starting July 1, 2011, the Company will pay an unused line fee based on a rate of 0.375% against the excess of $45,000,000 over the average principal amount for the month.

On June 21, 2011, with the proceeds from the Term Loan and draw on the Revolving Credit Facility, the Company paid off the outstanding U.S. Bank line of credit and the facility was terminated.

Based on our current level of operations, we believe that cash generated from operations, cash on hand, and available borrowings under our existing credit arrangements will be adequate to meet our currently expected capital expenditures and working capital needs for the next 12 months and beyond.

Off Balance Sheet Arrangements

As of June 30, 2011, there were no off balance sheet arrangements.

Recently Issued Accounting Pronouncements

Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs - On May 12, 2011, the Financial Accounting Standards Board “FASB”) issued FASB ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to provide largely identical guidance about fair value measurement and disclosure requirements with the International Accounting Standards Board 's new IFRS 13, Fair Value Measurement. Issuing this standard completes a major project of the Boards’ joint work to improve and converge International Financial Reporting Standards and U.S. GAAP. The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP. Most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. The Company has not yet adopted this standard and does not believe the impact will be significant to the consolidated financial statements.

ASU 2011-05, Presentation of Comprehensive Income - This ASU increases the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity.  An entity should apply the ASU retrospectively. For a public entity, the ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted.  The Company has not yet adopted this standard and does not believe the impact will be significant to the consolidated financial statements.

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

Item 4.              Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934 as of the end of the period covered by this Report.  Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures were not effective as of the period covered by this Quarterly Report on Form 10-Q due to a material weakness from a lack of a sufficient number of accounting professionals with the necessary experience and training to account for non-routine share-based compensation awards.

Controls and Procedures of Recently Acquired Subsidiary Business

As a result of the acquisition of iFrogz on June 21, 2011, the Company has implemented internal controls over financial reporting to include consolidation of iFrogz, as well as acquisition-related accounting and disclosures. The acquisition of iFrogz represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of December 31, 2010. iFrogz utilizes separate information and accounting systems and processes.

The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures relating to the iFrogz acquisition and evaluating when it will complete an evaluation and review of iFrogz internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

As a result of rapid growth, the Company has experienced a lack of a sufficient number of accounting professionals with the necessary experience and training to account for non-routine share-based compensation awards. However, subsequent to June 30, 2011, we hired additional accounting professionals as part of our plan to remediate the material weakness.

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

ZAGG IP is engaged as the plaintiff in patent infringement litigation pending in Utah that seeks to enforce rights under United States Patent No. 7,957,524 (one of the patents acquired from Mason).  The defendants in this case have raised defenses and, in some cases, asserted counterclaims against ZAGG IP, that seek declarations of unenforceability or non-infringement of the patent.  These counterclaims do not assert any claims for affirmative relief, including claims for damages, apart from a request for an award of costs and attorney’s fees to the prevailing party.  There are no claims asserted in these actions against the Company.   In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.  Management believes the likelihood of an unfavorable outcome in this case is remote.

The Company is engaged as the defendant in civil litigation in Massachusetts in which Wrapsol, LLC has alleged unfair competition and tortious interference with business relations claiming that the Company’s sales representatives attempted to harm Wrapsol by making false allegations.  The Company denies these allegations.  Although Wrapsol, LLC is seeking monetary damages, management believes that the ultimate disposition of these claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.  Management believes the likelihood of an unfavorable outcome in this case is remote.

The Company is also engaged as a defendant in an arbitration proceeding commenced by Focus LLC, pending in the state of Delaware, in which Focus claims that the Company is obligated to pay Focus a finder’s fee in the amount of $1.75 million related to the Company's acquisition of iFrogz.   No hearings or other proceedings have taken place in the arbitration.  The Company denies the allegations made by Focus and intends to vigorously defend this claim.  Management believes the likelihood of an unfavorable outcome in this case is remote.

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

For the six months ended June 30, 2011, Best Buy alone represented 24% of our revenue.  Best Buy does not have minimum purchase requirements and can stop purchasing our products at any time or with very short notice.  In addition, including Best Buy, most of our customer agreements are short term and non-exclusive and provide for purchases on a purchase order basis.  We expect that Best Buy will continue to represent a substantial percentage of our sales.  If Best Buy reduces, delays or cancels orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly and could result in excess inventory and inventory holding or obsolescence charges.  In addition, any difficulty in collecting amounts due from Best Buy would negatively impact our result of operations.

We depend on large purchases from a significant customer, Walmart, and any loss, cancellation or delay in purchases by this customer could cause a shortfall in revenue, excess inventory and inventory holding or obsolescence charges.

For the six months ended June 30, 2011, Walmart represented approximately 60% of iFrogz revenue.  Walmart does not have minimum purchase requirements and can stop purchasing our products at any time or with very short notice.  We expect that Walmart will continue to represent a substantial percentage of the sales of iFrogz products.  If Walmart reduces, delays or cancels orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly and could result in excess inventory and inventory holding or obsolescence charges.  In addition, any difficulty in collecting amounts due from Walmart would negatively impact our result of operations.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2011, we issued the following securities:

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

We issued 606,125 shares of common stock in exercise of options to purchase 606,125 shares.  We received proceeds of $689,055.

We issued 329,877 shares of common stock in exercise of warrants to purchase 329,877 shares.  We received proceeds of $897,440 related to the exercise of the warrants.

We also issued 4,444,444 shares of common stock in connection with the purchase of iFrogz with a fair value of $46,199,995.

These securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and rules promulgated thereunder.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              (Removed and Reserved)

None.

Item 5.              Other Information

None.

Item 6.              Exhibits

a.	Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit No.	Description of Exhibit
10.1
 Amended and Restated Loan Agreement between ZAGG Incorporated and U.S. Bank National Association dated March 7, 2011 (filed as Exhibit 99.1 to a Current Report on Form 8-K filed with the Commission on March 14, 2011, and incorporated herein by this reference).

10.2
Form of Revolving Note under Amended and Restated Loan Agreement (filed as Exhibit 99.2 to a Current Report on Form 8-K filed with the Commission on March 14, 2011, and incorporated herein by this reference).

10.3
Security Agreement between ZAGG Incorporated and U.S. Bank National Association dated March 7, 2011 (filed as Exhibit 99.3 to a Current Report on Form 8-K filed with the Commission on March 14, 2011, and incorporated herein by this reference).

10.4
Patent Security Agreement between ZAGG Incorporated and U.S. Bank National Association dated March 7, 2011 (filed as Exhibit 99.4 to a Current Report on Form 8-K filed with the Commission on March 14, 2011, and incorporated herein by this reference).

10.5
 Trademark Security Agreement between ZAGG Incorporated and U.S. Bank National Association dated March 7, 2011 (filed as Exhibit 99.5 to a Current Report on Form 8-K filed with the Commission on March 14, 2011, and incorporated herein by this reference).

10.6	Continuing and Unconditional Guaranty of ZAGG Europe LTD (filed as Exhibit 99.6 to a Current Report on Form 8-K filed with the Commission on March 14, 2011, and incorporated herein by this reference).
10.7	Stock Purchase Agreement, dated June 21, 2011 (filed as Exhibit 99.1 to a Current Report on Form 8-K filed with the Commission on June 22, 2011, and incorporated herein by this reference).
10.8	Financing Agreement, dated as of June 21, 2011 (filed as Exhibit 99.2 to a Current Report on Form 8-K filed with the Commission on June 22, 2011, and incorporated herein by this reference).
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZAGG INC.

Date: August 15, 2011	By:	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II,
President and Chief Executive Officer (Principal executive officer)

Date: August 15, 2011	By:	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer (Principal financial officer)

33