Form 10-Q
period 2011-09-30
Zagg INC
filed 2011-11-18
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INC
(Exact name of registrant as specified in its charter)

                   Nevada                                                                                                20-2559624
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
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act).
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 29,635,255 common shares as of November 16, 2011.

ZAGG INC AND SUBSIDIARIES
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)
	September 30,	December 31,
	2011	2010

ASSETS

Current assets
Cash and cash equivalents	$17,489	$2,373
Accounts receivable, net of allowances of $1,505 in 2011 and $904 in 2010	29,069	17,669
Inventories	34,162	17,947
Prepaid expenses and other current assets	1,388	2,620
Related party other asset	-	3,900
Income tax receivable	1,131	-
Deferred income tax assets	2,690	2,196

Total current assets	85,929	46,705

Property and equipment, net of accumulated depreciation at $1,475 in 2011 and $852 in 2010	3,662	1,497

Goodwill	6,744	-

Intangible assets, net of accumulated amortization at $2,874 in 2011 and $28 in 2010	81,286	9,167

Note receivable	1,589	-

Other assets	3,202	63

Total assets	$182,412	$57,432

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	$13,785	$12,122
Income taxes payable	-	8,031
Accrued liabilities	2,352	240
Accrued wages and wage related expenses	952	303
Deferred revenue	540	295
Current portion of note payable	3,131	31
Sales returns liability	2,506	2,068

Total current liabilities	23,266	23,090

Deferred income tax liability	866	1,561

Revolving line of credit	22,001	-

Noncurrent portion of note payable	41,869	-

Total liabilities	88,002	24,651

Redeemable noncontrolling interest	4,149	-

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized;
29,634 and 23,925 shares issued and outstanding, respectively	30	24
Additional paid-in capital	68,843	15,495
Cumulative translation adjustment	(211)	(60)
Note receivable collateralized by stock	(1,240)	-
Retained earnings	22,886	14,701

Total stockholders' equity	90,308	30,160

Noncontrolling interest	(47)	2,621

Total equity	90,261	32,781

Total liabilities and equity	$182,412	$57,432

See accompanying notes to condensed consolidated financial statements.

 ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share amounts)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	$45,887	$23,056	$111,565	$46,882
Cost of sales	26,414	11,476	61,043	22,840

Gross profit	19,473	11,580	50,522	24,042

Operating expenses:
Advertising and marketing	2,763	1,481	7,880	3,559
Selling, general and administrative	12,096	3,946	28,917	9,774

Total operating expenses	14,859	5,427	36,797	13,333

Income from operations	4,614	6,153	13,725	10,709

Other income (expense):
Interest expense	(1,399)	-	(1,570)	(243)
Interest and other income	126	4	137	18

Total other income (expense)	(1,273)	4	(1,433)	(225)

Income before provision for income taxes	3,341	6,157	12,292	10,484

Income tax provision	(1,241)	(2,298)	(4,335)	(3,923)

Net income	2,100	3,859	7,957	6,561

Net loss attributable to noncontrolling interest	148	-	345	-

Net income attributable to stockholders	$2,248	$3,859	$8,302	$6,561

Earnings per share attributable to stockholders:

Basic earnings per share	$0.07	$0.17	$0.31	$0.29

Diluted earnings per share	$0.07	$0.16	$0.29	$0.28

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY & COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

			Additional	Note Receivable		Cumulative	Total			Redeemable
	Common Stock		Paid-in	Collateralized	Retained	Translation	Stockholders'	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	By Stock	Earnings	Adjustment	Equity	Interest	Equity	Interest

Balance, December 31, 2010	23,926	$24	$15,495	$-	$14,701	$(60)	$30,160	$2,621	$32,781	$-

Addition to redeemable noncontrolling interest	-	-	(165)	-	-	-	(165)	-	(165)	2,500
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	(392)	(392)	-
Noncontrolling interest at fair value	-	-	(36)	-	-	-	(36)	(2,017)	(2,053)	1,608
Adjustments to redemption value	-	-	(10)	-	(117)	-	(127)	-	(127)	127
Comprehensive income:
Net income (loss)	-	-	-	-	8,302	-	8,302	(259)	8,043	(86)
Foreign currency translation gain(loss)	-	-	-	-	-	(151)	(151)	-	(151)	-
Comprehensive income							8,151	(259)	7,892	(86)

Issuance of common stock to purchase iFrogz	4,444	4	46,196	-	-	-	46,200	-	46,200	-
Issuance of common stock to consultant	10	-	100	-	-	-	100	-	100	-
Issuance of common stock related to contract termination	90	-	899	-	-	-	899	-	899	-
Option exercises	815	1	987	-	-	-	988	-	988	-
Warrant exercises	349	1	897	-	-	-	898	-	898	-
Warrant grant expense	-	-	377	-	-	-	377	-	377	-
Restricted stock expense	-	-	310	-	-	-	310	-	310	-
Option expense	-	-	2,365	-	-	-	2,365	-	2,365	-
Excess tax benefits related to share-based payments	-	-	1,428	-	-	-	1,428	-	1,428	-
Reclassification of the note receivable collateralized by stock	-	-	-	(1,240)	-	-	(1,240)	-	(1,240)	-

Balances, September 30, 2011	29,634	$30	$68,843	$(1,240)	$22,886	$(211)	$90,308	$(47)	$90,261	$4,149

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$7,957	$6,561
Adjustments to reconcile net income to net cash
used in operating activities:
Stock-based compensation	2,674	677
Excess tax benefits related to share-based payments	(1,428)	-
Depreciation and amortization	3,463	239
Deferred income taxes	(938)	-
Amortization of deferred loan costs	173	-
Expense related to issuance of warrants	377	31
Expense related to issuance of stock for consulting	100	-
Expense related to issuance of stock for royalties	336	-
Impairment on note receivable	1,071	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,704)	(8,693)
Inventories	(1,892)	(6,694)
Prepaid expenses and other current assets	1,813	(2,143)
Other assets	150	(17)
Accounts payable	(2,258)	5,715
Income taxes payable	(7,734)	-
Accrued liabilities	2,059	3,269
Accrued wages and wage related expenses	(1,381)	100
Deferred revenues	149	50
Sales return liability	(70)	826

Net cash used in operating activities	(1,083)	(79)

Cash flows from investing activities
Deposits on and purchase of intangible assets	(96)	(36)
Purchase of property and equipment	(703)	(406)
Payment for convertible bridge loan	-	(220)
Acquistion of iFrogz, net of cash acquired	(52,551)	-

Net cash used in investing activities	(53,350)	(662)

Cash flows from financing activities
Payment of debt issuance costs	(2,570)	-
Proceeds from term note payable	45,000	-
Proceeds from revolving credit facilities	28,506	-
Payments on revolving credit facilities	(6,505)	-
Proceeds from exercise of warrants and options	1,886	1,655
Excess tax benefits related to share-based payments	1,428	-
Cash paid for investment in HzO	(392)	-
Net HzO proceeds from issuance of Series B Preferred Stock	2,335	-

Net cash provided by financing activities	69,688	1,655

Effect of foreign current exchange rates on cash and cash equivalents	(139)	1

Net increase in cash and cash equivalents	15,116	915

Cash and cash equivalents at beginning of the period	2,373	4,971

Cash and cash equivalents at end of the period	$17,489	$5,886

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,162	$243
Cash paid during the period for taxes	12,995	731
	.

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars and shares in thousands)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Nine Months Ended September 30, 2011:

Issued 90 shares of common stock with a fair value of $899 in connection with the acquisition of intellectual property and payment of royalties.

Issued 4,444 shares of common stock with a fair value of $46,200 in connection with the purchase of iFrogz (see Note 2).

Exchanged inventory for asset purchase credits of $785 (see Note 5).

For the Nine Months Ended September 30, 2010:

Granted 100 warrants to consultants to purchase common stock with a fair value of $31.

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(1)	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ZAGG Inc (the “Company” or “ZAGG”) provides innovative consumer products including films, skins, and audio and power solutions that protect, personalize and enhance the mobile experience.  ZAGG's products are distributed worldwide under the following brands: invisibleSHIELD®, ZAGGskins™, ZAGGsparq™, ZAGGbuds™, ZAGG LEATHERskins™, ZAGGfolio™, ZAGGmate™, ZAGGkeys™, iFrogz™ and Earpollution™.

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

On June 21, 2011, the Company, Reminderband Inc. dba iFrogz (“iFrogz”), and the owners of iFrogz entered into a Stock Purchase Agreement pursuant to which ZAGG acquired 100% of the outstanding shares of iFrogz. The combination of ZAGG and iFrogz represents an opportunity to create a market leader in the mobile device accessories industry by building on complementary brands and increasing overall market share by growing product lines and expanding distribution.

The Company purchased iFrogz for total consideration of $55,009 in cash and 4,444 shares of ZAGG common stock.  The value of the shares of the Company’s common stock used in determining the purchase price was $12.60 per share, the closing price of the Company’s common stock on June 21, 2011.  2,222 of the shares issued are subject to a 12-month “lock-up” transfer restriction following the date of acquisition and, therefore, the fair value of these shares has preliminarily been determined considering the restriction (pending final valuation reports) resulting in a discount of 20.0% from the closing share price.  The other 2,222 shares issued are subject to a 6-month “lock-up” transfer restriction following the date of acquisition in accordance with SEC Rule 144. The fair value of these shares has preliminarily been determined considering the restriction (pending final valuation reports) resulting in a discount of 15.0% from the closing share price. In addition, $5,000 of the cash consideration paid to the former owners of iFrogz was placed in an escrow account to cover any potential tax, legal, or other contingencies that could potentially arise relating to pre-acquisition events for which ZAGG is indemnified.  If charges exceed $5,000 (not to exceed $15,000), ZAGG may recover these amounts through cash payments from the former owners of iFrogz or by cancelling an appropriate number of shares subject to the lock-up to cover the charges.  Subject to indemnity claims which may be asserted by ZAGG, the cash held in escrow will be released to the former owners of iFrogz 18 months after the acquisition date (December 21, 2012).  As of the date of this Report, the Company was not aware of any such contingencies or potential indemnity claims.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

The following summarizes the components of the purchase price (in thousands):

Value of ZAGG shares issued:

ZAGG shares issued with 6-month restriction	$23,800
ZAGG shares issued with 12-month restriction	22,400
46,200

Cash consideration	55,009
Total	$101,209

The total purchase price of $101,209 has been preliminarily allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values (pending finalization of valuation report).  The excess of the purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed was recorded as goodwill.  Fair values assigned are based on reasonable methods applicable to the nature of the assets acquired and liabilities assumed.  The following table summarizes the preliminary allocation of the purchase consideration (in thousands):

Cash and cash equivalents	$2,458
Trade receivables ($5,783 contractual gross receivables)	5,736
Inventories	15,120
Prepaid expenses	579
Property and equipment	2,078
Deposits	138
Definite-lived identifiable intangible assets	49,900
Indefinite-lived identifiable intangible assets	25,100
Goodwill	6,744
Current liabilities	(6,644)
Total	$101,209

During the three months ended September 30, 2011, the Company recorded a $40 increase to goodwill as a result of a reduction in prepaid expenses that did not exist as of the date of the acquisition.

Due to the fact that the acquisition of iFrogz occurred at the end of the second quarter of 2011 and in light of the magnitude of the transaction, the Company’s fair value estimates for the purchase price, assets acquired, and liabilities assumed are preliminary and may change during the allowable measurement period.  The allowable measurement period continues to the date the Company obtains and analyzes all relevant information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case is to exceed more than one year from the date of acquisition (June 21, 2012).  The Company is analyzing information to verify working capital accounts, taxes and related items and is awaiting a final valuation report.

As part of the acquisition of iFrogz, the Company incurred legal, accounting, and other due diligence fees that were expensed when incurred.  Total fees incurred related to the acquisition of iFrogz for the three and nine months ended September 30, 2011, were $119 and $1,947, respectively, which is included as a component of selling, general, and administrative expenses in the condensed consolidated statement of operations.

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

	Intangible asset class (in thousands)	Weighted-average amortization period

Customer relationships	$41,500	8.0 years
Trademarks (indefinite-lived)	25,100	Indefinite
Trademarks (definite-lived)	3,500	9.7 years
Non-compete agreements	4,100	4.8 years
Other	800	3.8 years
Total	$75,000

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Goodwill

Goodwill represents the excess of the iFrogz purchase price over the fair value of the assets acquired and liabilities assumed.

The Company believes that the acquisition of iFrogz will produce the following significant benefits:

●
Create Leading Mobile Device Accessories Company.  The combination of ZAGG and iFrogz has created a leading mobile device accessories company with diverse but complementary product lines, and a combined focus on creating both innovative and functional products in the ever-evolving market of mobile device accessories.

●	Increased Market Presence. The combination of ZAGG and iFrogz has created an opportunity to capture additional market share domestically and globally from both existing and new customers.

The Company believes that these primary factors support the amount of goodwill recognized as a result of the purchase price paid for iFrogz, in relation to the other acquired tangible and intangible assets.

The goodwill acquired in the acquisition is deductible for income tax purposes and will be amortized over a period of 15 years.

Results of Operations

For the three and nine months ended September 30, 2011, iFrogz contributed net sales of $14,470 and $16,816, respectively and net loss of $1,666 and $1,924, respectively to the consolidated statement of operations. In addition, iFrogz leases office space from its former owners for monthly rent of $14.

Pro forma Results from Operations

The following table contains unaudited actual results from operations for the three months ended September 30, 2011, and unaudited pro-forma results of operations for the nine months ended September 30, 2011, and the three and nine months ended September 30, 2010.  The unaudited pro-forma results from operations give effect as if the acquisition had occurred on January 1, 2010, after giving effect to certain adjustments including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their values at the date of purchase.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net sales	$45,887	$35,952	$137,048	$75,049
Net income	$2,100	$4,432	$8,346	$6,746

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

For the three months ended September 30, 2011, net income includes amortization expense of $1,741 related to intangibles acquired in connection with the acquisition of iFrogz. For the nine months ended September 30, 2011, pro forma net income includes projected amortization expense of $6,795.  For the three and nine months ended September 30, 2010, pro forma net income includes projected amortization expense of $1,685 and $5,256, respectively.  The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been consummated for the dates indicated.  Furthermore, such unaudited pro forma information is not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

(3)	ACCOUNTS RECEIVABLE

On May 13, 2009, the Company entered into an accounts receivable financing agreement with Faunus Group International, Inc. (“FGI”).  Under the agreement, the Company could offer to sell its accounts receivable to FGI each month during the term of the Agreement, up to a maximum amount outstanding at any time of $4,000.  The Company could sell accounts receivable to FGI on either a credit approved or full recourse basis.  Credit approved invoices were sold to FGI with no recourse, and FGI accepted all credit default risk on invoices sold under the credit approved terms.  The Company accounted for the sale of the credit approved invoices as a reduction to accounts receivable.  Under the terms of the agreement, the Company was charged a monthly collateral management fee of 0.87% of the average monthly outstanding balance and interest at 7% per annum.  The term of the agreement was for a period of four years.  Amounts sold under the financing agreement during the nine months ended September 30, 2010, were $5,989.  However, effective May 12, 2010, the Company terminated the receivable financing agreement with FGI and incurred a termination fee of $75 to FGI that was recorded as interest expense in the accompanying condensed consolidated statement of operations in full satisfaction of the Company’s obligations under the agreement.

(4)	INVENTORIES

At September 30, 2011, and December 31, 2010, inventories consisted of the following (in thousands):

	September 30, 2011	December 31, 2010

Finished goods	$21,348	$7,925
Raw materials	12,814	10,022
Total inventory	$34,162	$17,947

(5)	ASSET PURCHASE CREDITS

The Company entered into a nonmonetary exchange transaction with Argent Trading Inc. (“Argent”) during the second quarter of 2011 whereby the Company transferred inventory with a carrying value of $986 to Argent in exchange for asset purchase credits with a face value of $1,350.  The credits can be used for the purchase of goods or services from certain vendors until March 1, 2016, when the unused asset purchase credits expire.

The Company accounted for this nonmonetary transaction based on the fair value of the inventory transferred as the inventory’s fair value was more clearly evident than fair value of the asset purchase credits.  The Company determined that the inventory had a fair value of $785 at the date of the transfer and thus recorded an impairment loss on the inventory of $202, which is recorded as a component of cost of sales in the accompanying condensed consolidated statement of operations.  These asset purchase credits of $785 will be utilized as the asset purchase credits are applied in future periods.  The Company evaluates the recoverability of the credits on a quarterly basis and expects to utilize all credits recorded prior to their expiration in March 2016. As of September 30, 2011, no asset purchase credits had been utilized.

(6)	INTANGIBLE ASSETS

Definite-lived Intangibles

Definite-lived intangibles as of September 30, 2011, and December 31, 2010, were as follows:

	As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	1,340	40,160	8.0 years
Non-compete agreements	4,100	251	3,849	4.8 years
Trademarks	3,500	208	3,292	9.7 years
Other	800	248	552	3.8 years
Acquired technology	7,044	648	6,396	5.2 years
Internet address	124	38	86	10.0 years
Patents	1,992	141	1,851	14.0 years
Total amortizable assets	$59,060	2,874	56,186	7.7 years

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Internet address	$124	28	96	10.0 years
Patents	1,882	-	1,882	14.0 years
Total amortizable assets	$2,006	28	1,978	13.8 years

Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization.  The remaining definite-lived intangible assets are amortized using the straight line method over their estimated useful life.  For the three and nine months ended September 30, 2011, amortization expense was $2,080 and $2,846, respectively, as compared to $3 and $6 for the same periods in 2010, respectively. Amortization expense is recorded as a component of selling, general, and administrative expense.

Estimated future amortization expense is as follows (in thousands):

Remaining 2011	$2,087
2012	11,067
2013	10,373
2014	9,286
2015	8,165
Thereafter	15,208
Total	$56,186

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Indefinite-lived Intangibles

The gross carrying amount of indefinite-lived intangibles as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	September 30, 2011	December 31, 2010

Trademarks	$25,100	$-
HzO Technology	-	7,189
Total non-amortizable assets	$25,100	$7,189

The HzO technology intangible asset was not being amortized as of December 31, 2010 as the technology was not yet placed into service.  As of September 30, 2011, HzO has begun selling products that utilize the technology and is amortizing the intangible asset, which is included in the Acquired Technology line in the definite-lived intangible assets table.

(7)	DEBT AND LETTERS OF CREDIT

Term Loan and Revolving Credit Facility

On June 21, 2011, and in conjunction with the acquisition of iFrogz, the Company entered into a financing agreement (the “Financing Agreement”) led by Cerberus Business Finance, LLC (“Cerberus”) and PNC Bank National Association (“PNC”), which is acting as the administrative bank.  The Financing Agreement consists of a $45,000 term loan (“Term Loan”), a $45,000 revolving credit facility (“Revolving Credit Facility”), and a $5,000 letters of credit facility, which is a subset of the $45,000 Revolving Credit Facility.  The Company’s obligations under the Financing Agreement were secured by all or substantially all of the Company’s assets.  The Term Loan matures on July 20, 2016, and the Revolving Credit Facility and letters of credit mature on July 20, 2014.

As of September 30, 2011, the entire Term Loan was outstanding, $22,001 of the Revolving Credit Facility was outstanding, and no letters of credit were outstanding.

At the election of the Company, borrowings under the Financing Agreement bear interest at either the Reference Rate plus an applicable margin or the Eurodollar Rate plus an applicable margin, both as defined in the Financing Agreement.  All current borrowings were made under the Reference Rate, which is calculated as the greater of (1) 2.75%, (2) the Federal Funds Effective Rate plus 0.50%, (3) the Eurodollar Rate plus 1.00%, or (4) the rate of interest publicly announced by PNC Financial Service Group, Inc. as its reference rate, base rate, or prime rate.  The applicable margin for the Reference Rate is 4.00%.  At September 30, 2011, the weighted average interest rate on all outstanding borrowings was 7.25%.

There are no scheduled payments on either the Term Loan or Revolving Credit Facility prior to maturity.  However, the Financing Agreement calls for prepayment of the Term Loan if certain conditions are met.  The prepayment requirement commences with the fiscal year ended December 31, 2011, and is calculated based on a percentage of “excess cash flow” as defined in the Financing Agreement.  Payment is required to be made within ten days of issuing the year-end consolidated financial statements.  Based on current projections, the Company estimates that a prepayment of $3,131 will be required to be made during March 2012.  This amount has been classified as current in the condensed consolidated balance sheet, while the remaining Term Loan balance and Revolving Credit Facility balance is classified as noncurrent.

Starting July 1, 2011, the Company began paying a commitment fee of 0.375% of the unused portion of the borrowing capacity under the Revolving Credit Facility based on the average principal amount outstanding for the month compared to $45,000. For the three and nine months ended September 30, 2011, the Company incurred $25 in commitment fees, which is included as a component of interest expense in the condensed consolidated statement of operations.

The Company incurred and capitalized $2,538 of direct costs related to the issuance of the Term Loan and Revolving Credit Facility.  Of the total amount incurred, $1,699 was directly related to the Term Loan and $839 was directly related to the Revolving Credit Facility.  As neither debt instrument has a mandatory payment schedule and the entire balance of each is due at maturity, the Company amortizes these deferred loan costs on a straight-line basis over the respective terms of the loan:  the Term Loan is being amortized through June 20, 2016, and the Revolving Credit Facility through June 20, 2014.  For the three and nine months ended September 30, 2011, the Company amortized $156 and $173 of these loan costs, respectively, which is included as a component of interest expense in the condensed consolidated statement of operations.  The carrying value of deferred loan costs at September 30, 2011, was $2,365 and is included as a component of noncurrent other assets in the condensed consolidated balance sheet.

Attached to the Term Loan and Revolving Credit Facility are a number of financial and non-financial covenants. At September 30, 2011, the Company was in compliance with covenants associated with the Term Loan and Revolving Credit Facility.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

US Bank Line of Credit

Effective May 13, 2010, the Company entered into a Loan Agreement (the “Loan Agreement”) with U.S. Bank National Association (“US Bank”).  The Loan Agreement provided for revolving loans and other financial accommodations to or for the benefit of the Company of up to $5,000, to be used for working capital and other corporate purposes.  The Company’s obligations under the Loan Agreement and all related agreements were secured by all or substantially all of the Company’s assets.  The obligation of U.S. Bank to make advances under the Loan Agreement was subject to the conditions set forth in the Loan Agreement.  The Loan Agreement and the credit facility were to mature on May 13, 2011.

On March 8, 2011, the Company entered into an Amended and Restated Loan Agreement (the “Amended and Restated Loan Agreement”) with U.S. Bank which provided for revolving loans and other financial accommodations to or for the benefit of the Company of a principal amount not to exceed $20,000.  Advances under the Amended and Restated Loan Agreement bear interest at LIBOR plus 1.75%.  The Amended and Restated Loan Agreement required the Company to maintain a fixed charge coverage ratio of no less than 1.25 to 1.00 measured quarterly on a trailing twelve month basis and a leverage ratio of no greater than 2.5 to 1.0 measured quarterly on a trailing twelve month basis.  The Amended and Restated Loan Agreement and the credit facility were to mature on March 15, 2012.

On June 21, 2011 the Company paid off the entire outstanding balance on the line of credit, and the Loan Agreement with U.S. Bank was terminated.

(8)  NONCONTROLLING INTEREST

Noncontrolling interests are classified in the condensed consolidated statements of operations as part of consolidated net income and the accumulated amount of noncontrolling interests is included in the condensed consolidated balance sheets as part of equity and redeemable noncontrolling interest. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

The noncontrolling interest included in the Company’s condensed consolidated financial statements is a result of noncontrolling interest investments in HzO, Inc. (“HzO”), which is consolidated into the Company’s financial statements as a variable interest entity. HzO is engaged in the development of water blocking technologies for consumer and industrial applications.

On August 12, 2011, HzO entered into a Series B Stock Purchase Agreement pursuant to which HzO issued 9,869 shares of its newly designated Series B Preferred Stock to new third party investors (collectively, the “new HzO Investors”) for net cash of $2,335 ("Series B Financing"). In conjunction with the Series B Financing, the following other transactions were completed:

●
The new HzO Investors along with ZAGG and certain executive officers of ZAGG purchased all outstanding equity interests of certain noncontrolling interest (NCI) holders for cash of $2,000.  Equity interests purchased that were not Series A Preferred Stock were converted into Series A Preferred Stock on a 1 for 1 basis.  Specifically, ZAGG paid $392 to acquire an additional 2,384 shares of HzO Series A Preferred Stock.  All other HzO common stock held by ZAGG  was converted to HzO Series A Preferred Stock on a 1 for 1 basis.

●
ZAGG received an additional 3,598 shares of HzO Series A Preferred Stock for the exercise of all of its warrants for no consideration, entering into Distribution and Marketing Agreements with HzO, and settlement of amounts due to the Company from HzO.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

As a result of the transactions described above, as of September 30, 2011, ZAGG held 18,361 shares of HzO Series A Preferred Stock, which represents 46.9% of the capital stock of HzO, certain executive officers of ZAGG held 1,674 shares of HzO Series A Preferred Stock, which represents 4.3% of the capital stock of HzO, the new HzO Investors held 8,115 and 9,870 shares of HzO Series A and Series B Preferred Stock, respectively, which represents 46.0% of the capital stock of HzO, and HzO common stockholders held 2.8% of the capital stock of HzO.  Prior to the transaction on August 12, 2011, the Company consolidated HzO as a variable interest entity (VIE).  The August 12, 2011 transactions described above triggered a reconsideration event regarding consolidation of HzO.  Management determined that consolidation of HzO continued to be appropriate given that HzO was still considered to be a VIE as it continues to not have sufficient equity at risk to sustain its operations without additional subordinated financial support.

The Company, through its variable interests, 1) the Marketing Agreement and 2) outstanding equity shares owned collectively by the Company and the Company executives’, hold a total ownership control of 51% of the total outstanding equity shares. In addition, the Company and the related parties control a total of four out of seven seats on the Board in addition to holding the majority of the outstanding stock voting power. The Company and related parties meet the criteria of both 1) the power to direct significant activities and 2) have potentially significant economics to the VIE and the primary beneficiary. Given its greater equity interests in HzO than the Company executives’ and the key function of the Distribution and Marketing agreements to HzO, it was determined that the Company is the party most closely associated with the VIE, and therefore remains the primary beneficiary.

Pursuant to the terms of the Series B Stock Purchase Agreement, upon HzO achieving certain milestones, the new HzO Investors will invest up to an additional $4,500 in cash for an additional 17,765 shares of Series B Preferred Stock.

The HzO Series A and Series B Preferred Stock have the same voting rights as HzO Common Stock, namely one vote for each share of Series A and Series B Preferred Stock.  The Series A and B Preferred Stock are convertible into Common Stock of HzO, at the option of the holder, at a current conversion ratio of one share of Series A and Series B Preferred Stock to one share of Common Stock.  All outstanding Series A and B Preferred Stock shares are redeemable at any time after August 12, 2016 at the election of the majority of the new HzO Investors, though other holders of HzO Series A and Series B Preferred Stock can elect at that time to not liquidate their investment in HzO.  The Series A Preferred Stock is redeemable at the fixed price of $0.4752 per share.  The Series B Preferred Stock is redeemable at the fixed price of $0.2533 per share.  As the redemption is outside of the control of the Company and it is probable that the HzO Series A and B Preferred Stock will become redeemable on and after August 12, 2016, the associated redeemable noncontrolling interest is classified as temporary equity between liabilities and permanent equity. The value of the redeemable noncontrolling interest in the consolidated financial statements represents the HzO Series A and Series B Preferred Stock held by the new HzO Investors.  HzO Series A Preferred Stock held by ZAGG is eliminated in consolidation.  The redeemable noncontrolling interest was recorded at fair value as of August 12, 2011  The Company has elected to accrete up to the redemption value over the five year period until it becomes redeemable. Accretion of $47 for the three and nine months ended September 30, 2011 has been recorded as an increase to the redeemable noncontrolling interest and a decrease to retained earnings for that portion attributable to ZAGG stockholders and to additional paid-in capital for that portion attributable to common non-controlling interest. If the Series A and Series B Preferred Stock held by third parties were redeemable at September 30, 2011, the amount redeemed would be $4,703 and $2,528, respectively.

Holders of HzO Series A and Series B Preferred Stock are entitled to receive non-cumulative dividends, if and when declared by the HzO board of directors, at rate of 8% of the original issue price for the relevant series of preferred stock, which accrue daily in arrears, whether or not such dividends are declared.  No dividends had been declared as of September 30, 2011. The accrued dividend of $80 for the three and nine months ended September 30, 2011 has been recorded as an increase to redeemable noncontrolling interest and a decrease to retained earnings for that portion attributable to ZAGG stockholders and to additional paid-in capital for that portion attributable to common non-controlling interest.

As of September 30, 2011, noncontrolling interests consist of a 53.1% equity interest in the HzO subsidiary held by third parties and certain executives of ZAGG.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(9)  COMPREHENSIVE INCOME

The following table summarizes the components of comprehensive income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended
	September 30, 2011	September 30, 2010
Net income	$2,100	$3,859
Foreign currency translation gain (loss)	(136)	(171)
Comprehensive income	1,964	3,688
Comprehensive loss attributable to noncontrolling interest	(148)	—
Comprehensive income attributable to stockholders	$2,112	$3,688

	Nine Months Ended
	September 30, 2011	September 30, 2010
Net income	$7,957	$6,561
Foreign currency translation gain (loss)	(151)	1
Comprehensive income	7,806	6,562
Comprehensive loss attributable to noncontrolling interest	(345)	—
Comprehensive income attributable to stockholders	$8,151	$6,562

(10)  STOCK-BASED COMPENSATION

Common Stock Options – For the three and nine months ended September 30, 2011, the Company granted zero and 93 stock option awards, respectively. For the three and nine months ended September 30, 2010, the Company granted 11 and 791 stock option awards, respectively.   For awards granted during the nine months ended September 30, 2011, the weighted-average fair value per stock option was $4.98.  For awards granted during the three and nine months ended September 30, 2010, the weighted average fair value per stock option was $1.91 and $1.63, respectively. The fair value for stock options granted is calculated using the Black-Scholes option-pricing model on the date of grant. For the three and nine months ended September 30, 2011 and 2010, the following assumptions were used in determining the fair value:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Expected dividend yield	0.0%	0.0%	N/A	0.0%
Risk-free interest rate	1.21%	1.28%	N/A	0.78%
Expected term (years)	3.5 years	3.5 years	N/A	3.5 years
Expected volatility	90.59%	96.15%	N/A	93.46%

The Company recorded share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.  During the three and nine months ended September 30, 2011, the Company recorded equity-based compensation expense related to stock options of $265 and $2,365, respectively. During the three and nine months ended September 30, 2010, the Company recorded equity-based compensation expense related to stock options of $238 and $671, respectively. During the second quarter of 2011, the Company incurred a charge of $1,560 related to the modification of a previously granted stock option, which is included as a component of selling, general and administrative expenses and additional paid in capital in the accompanying condensed consolidated financial statements (see Note 13, Note Receivable).

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Warrants - During the three months ended September 30, 2011 and 2010, the Company issued no warrants. For the three months ended September 30, 2011 and 2010, the Company recorded expense of zero and $61, respectively, for warrants issued previously that were not fully vested.

During the nine months ended September 30, 2011, the Company issued warrants for investor relations consulting services for 50 common shares, exercisable at $9.05 per share expiring in 5 years and which vested upon issuance.  The warrant grant was valued using the Black-Scholes option pricing model based on the fair value of the Company’s common stock on the date of grant, expected term equal to the contractual term, expected volatility weighted between the Company’s historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term, and risk-free rate for the expected term based on the U.S. Treasury yield curve on the grant date.  For the nine months ended September 30, 2011, the Company recorded expense of $318 for these warrants.  The Company had also issued warrants for investor relations consulting services during the nine months ended September 30, 2010 for 100 common shares exercisable at $2.58 per share expiring in 5 years and vesting equally over the 12 month period from the grant date.  Each vesting tranche of the warrants was independently valued using the Black-Scholes option pricing model with separate assumptions for each tranche based on the fair value of the Company’s common stock on each vesting date, expected term equal to the remaining contractual term on each vesting date, expected volatility weighted between the Company’s historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term for each vesting date, and risk-free rate for the expected term based on the U.S. Treasury yield curve in effect with a period that approximates the remaining contractual term for each vesting date.  For the nine months ended September 30, 2011 and 2010, the Company recorded expense of $58 and $136, respectively for these warrants.

The fair value of warrants has been estimated as of the vesting date using the Black-Scholes option pricing model.  For the nine months ended September 30, 2011 and 2010, the following assumptions were used in determining the fair value:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.02%	2.00%
Expected term (years)	4.9 years	4.6 years
Expected volatility	90.71%	87.03%

Restricted Stock - The Company granted 134 and 372 shares of restricted stock during the three and nine months ended September 30, 2011, respectively. There were no shares of restricted stock granted during the three and nine months ended September 30, 2010. The shares of restricted stock granted during the three and nine months ended September 30, 2011 were estimated to have a weighted-average fair value per share of $10.19 and $8.22, respectively. The fair value of the restricted stock granted is based on the closing share price of the Company’s common stock on the date of grant.  The shares of restricted stock vest annually on a straight-line basis over a three year vesting term, except for one employee grant of 124 shares that vest quarterly over a two year vesting term.

Included in the 134 grants during the three months ended September 30, 2011 were 124 shares of restricted stock issued to an employee by the Company subject to the employee’s continued employment. These shares vest quarterly over a two year vesting term and will be expensed on a straight-line basis over the two-year vesting term. In connection with the issuance of 124 shares of restricted stock, the Company issued the employee an additional 90 shares of common stock with a fair value of $899 as consideration in full satisfaction of current and future royalties under a prior intellectual property agreement primarily related to the ZAGGmate. The portion of the consideration related to current royalties was $336 and is included as a component of cost of sales in the condensed consolidated statement of operations. The remaining $563 portion of the consideration was capitalized as it represents a pre-payment of future royalties and will be amortized on an accelerated basis, consistent with the expected underlying cash flows of the intellectual property, over a seven year life. This capitalized amount is included as a component of intangible assets in the condensed consolidated balance sheet.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

The Company recorded share-based compensation expense only for those shares of restricted stock that are expected to vest.  The estimated fair value of the restricted stock is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.  During the three and nine months ended September 30, 2011, the Company recorded equity-based compensation expense related to restricted stock of $140 and $309, respectively, which is included as a component of selling, general and administrative expense.

(11)   INCOME TAXES

The Company’s effective tax rate was 37.1% and 37.3% for the three months ended September 30, 2011 and 2010, respectively.  The Company’s effective tax rate was 35.3% and 37.4% for the nine months ended September 30, 2011 and 2010, respectively.  The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items and favorable tax rates associated with certain earnings from the Company’s operations in Ireland.  All earnings at foreign location are considered to be permanently re-invested for tax purposes.

(12)   EARNINGS PER SHARE

Basic earnings per common share excludes dilution and is computed by dividing net income attributable to stockholders after the impact on earnings of the change in the redemption value of redeemable noncontrolling interest by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share reflect the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method.

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except for per share data):

	Three Months Ended
	September 30, 2011	September 30, 2010

Net income attributable to stockholders	$2,248	$3,859
Impact on earnings per share of change in redemption value of redeemable noncontrolling interest, net of tax	(102)	-
Net income attributable to stockholders after impact on earnings per share of change in redemption value of redeemable noncontrolling interest	$2,146	$3,859

Weighted average shares outstanding	29,442	22,565
Dilutive effect of warrants, restricted stock and stock options	1,933	1,464
Diluted shares	31,375	24,029
Earnings per share attributable to stockholders:
Basic	$0.07	$0.17
Dilutive	$0.07	$0.16

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010

Net income attributable to stockholders	$8,302	$6,561
Impact on earnings per share of change in redemption value of redeemable noncontrolling interest, net of tax	(102)	-
Net income attributable to stockholders after impact on earnings per share of change in redemption value of redeemable noncontrolling interest	$8,200	$6,561

Weighted average shares outstanding	26,278	22,376
Dilutive effect of warrants, restricted stock and stock options	2,030	1,331
Diluted shares	28,308	23,707
Earnings per share attributable to stockholders:
Basic	$0.31	$0.29
Dilutive	$0.29	$0.28

For the three months ended September 30, 2011 and 2010, restricted stock and stock options to purchase zero and 597 shares, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

For the nine months ended September 30, 2011 and 2010, restricted stock, warrants and stock options to purchase 85 and 1,358 shares, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

(13)   NOTE RECEIVABLE

In June 2008, Lorence Harmer became a member of the board of directors and in December 2009 the chairman of the Audit Committee.  Mr. Harmer introduced the Company to a consumer electronics product, which became known as the ZAGGbox.  The ZAGGbox was intended to aggregate digital content such as music, pictures, videos and movies into a single location so that users could share the content with most other networked media players, including mobile devices.  After investigating the market opportunity for the ZAGGbox, the Company determined in June 2009 that it wished to obtain certain rights for the development and sale of the ZAGGbox in North America.  The Company entered into negotiations with Teleportall, LLC (“Teleportall”), the owner of the technology used in the ZAGGbox, regarding production and distribution of the ZAGGbox.  On June 17, 2009, the Company issued its initial purchase order for ZAGGbox units in the amount of $3,500 and advanced to Teleportall a total of $1,153 representing a $200 NRE fee and $953 in payment of 30% of the total purchase price for the units ordered by the Company.  Mr. Harmer participated in the negotiations between the Company and Teleportall, and continued to represent the Company throughout 2009 and 2010 concerning the ZAGGbox.  In May 2010, the Company entered into a Distribution and License Agreement with Teleportall, which memorialized Teleportall’s agreement to manufacture and deliver ZAGGboxes to the Company and appointed the Company as the exclusive distributor for the ZAGGbox in North American.  Additionally, in May 2010 the Company entered into an agreement with Harmer Holdings, LLC, an affiliate of Mr. Harmer, under which Harmer Holdings, LLC agreed to repurchase unsold ZAGGboxes under certain circumstances.

Teleportall proceeded to develop the ZAGGbox and provided periodic progress reports to the Company.  However, Teleportall did not deliver the product in time for the 2009 Christmas selling season.  Subsequently, during the December 1, 2009 meeting of the Board of Directors of the Company, Mr. Harmer disclosed to the other members of the Board that he owned an interest in Teleportall.  After a discussion about his financial interest in Teleportall during that meeting, Mr. Harmer stated he was willing to divest himself of any ownership in Teleportall and the Board of Directors voted unanimously to accept Mr. Harmer’s proposal that he would do so, and assumed thereafter that Mr. Harmer had completed his divestiture.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

The development of the product continued in 2010 with the expectation that the product would be delivered in time for the 2010 Christmas selling season.  The Company made additional payments for long lead-time parts to Teleportall in the aggregate amount of $2,747.  When it became obvious to the Company that the product would not be ready to market and sell during the 2010 Christmas season, the Company commenced discussions to restructure the Distribution and License Agreement with Teleportall.  During the course of those discussions, the Company learned in January 2011 that Mr. Harmer did not divest himself of any interest in Teleportall following the December 2009 meeting of the Board of Directors of the Company where he agreed to do so, but retained an indirect ownership interest of 25% in Teleportall as well as other entities potentially affiliated with the ZAGGbox.  As a result of the foregoing, the Company entered into an agreement with Teleportall, Mr. Harmer and several entities owned or controlled by Mr. Harmer (the “Harmer Agreement”), dated March 23, 2011, but subject to further negotiations and ratification through April 5, 2011.  Pursuant to the Harmer Agreement, the parties agreed to terminate the Distribution and License Agreement on the following terms:

●	Mr. Harmer, Teleportall, and certain of their affiliates delivered a promissory note (the “Note”) dated March 23, 2011 to the Company in the original principal amount of $4,126 which accrues interest at the rate of LIBOR plus 4% per annum (adjusted quarterly) payable as follows: (i) interest only payments (a) on September 23, 2011, and (b) thereafter on or before the last day of each calendar quarter, (ii) 50% of the net profits of each ZAGGbox sale by Teleportall and its affiliates to be applied, first, to accrued interest and, second, to the principal balance of the Note, and (iii) the unpaid balance of principal and interest due in full on March 23, 2013. The principal amount of the Note is the aggregate amount of the payments made by the Company to Teleportall plus the internal cost of the ZAGGbox project incurred by the Company. The Note is secured by certain real property, interests in entities that own real property and restricted and free-trading securities.

●	Teleportall and the Company entered into a License Agreement on March 23, 2011 under which the Company licensed to Teleportall the use of certain ZAGG names and trademarks to sell and distribute the ZAGGbox product. Teleportall will pay ZAGG a 10% royalty on net sales of ZAGGboxes per calendar quarter as a license fee.

●	Teleportall and ZAGG entered into a non-exclusive, two year Commission Agreement on March 23, 2011, under which Teleportall could make introductions of many ZAGG products in all countries where ZAGG does not currently have exclusive dealing agreements in respect of the marketing, distribution or sale of its products. The Commission Agreement provided that (a) it would automatically terminate concurrent with any uncured default under the Note, and (b) the term could be extended for an additional time period on reasonable terms if Teleportall’s introductions during the initial two year term result in the purchase of no less than $25,000 of ZAGG products during the initial term. Payment terms of the Commission Agreement are as follows:

●	10.0% commission payments on orders received by the Company from retailers and distributors first introduced to the Company by Teleportall during the first 60 days after the introduction is made (the “Load-in Period”) to be split 50/50 between cash to Teleportall and principal payments on the Note. However, all commission payments will be paid to ZAGG if Teleportall is in breach of the terms of the Note or any other agreements between the parties;

●	3.0% commission on all orders within the first 24 months after the Load-in Period, and 2.0% thereafter, from retailers and distributors first introduced to the Company as described under the terms set forth in the preceding bullet point. The 3.0% and 2.0% commissions will be split 50/50 between cash to Teleportall and principal payments on the Note; and

●	3.0% commission on all orders generated in countries where Teleportall is paid commission under the terms of the preceding two bullet points (excluding the United States), regardless of Teleportall’s involvement in ZAGG’s receipt of the order until the first to occur of (i) payment in full of the Note, (ii) termination of the Commission Agreement or (iii) 24 months after the applicable Load-in Period.

No revenue was recognized from Teleportall during the nine months ended September 30, 2011.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

As part of the Harmer Agreement, the Company modified a previously granted stock option award to Mr. Harmer, which resulted in a charge of $1,561 that was recorded in the second quarter of 2011.  The charge was recorded in the second quarter of 2011 due to further negotiations and ratification on April 5, 2011.  The further negotiations concerned the restricted legend placed on 80 shares of stock subject to repayment of the Note.

The Note is accounted for under the cost recovery method and was originally included in the condensed consolidated balance sheet at $3,900 which was the value of the ZAGGbox inventory advances.  The face value of the Note of $4,126 was for reimbursement of the inventory advances and other costs associated with the ZAGGbox and approximated fair value at March 23, 2011 as the variable interest rate on the Note approximated market rates.

On September 20, 2011, and prior to the due date of the first interest-only payment due on the Note, Mr. Harmer and two of his affiliates, Harmer Holdings, LLC, (“Holdings”) and Teleportall, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II (ZAGG’s CEO), Brandon T. O’Brien (ZAGG’s CFO) and KPMG LLP (ZAGG’s independent registered public accounting firm). In their lawsuit, the plaintiffs allege that the defendants defamed Mr. Harmer, breached the Harmer Agreement and interfered with other rights of the plaintiffs. The Company has responded to the plaintiffs’ claims, denying all of the material allegations made by the plaintiffs.  The Company believes the plaintiff’s claims to be without merit and intends to vigorously defend against them.

Subsequently, Mr. Harmer failed to make the required interest-only payment to the Company due on September 23, 2011, and had until October 23, 2011 to cure the default. Mr. Harmer failed to cure the default by October 23, 2011, and on that date, management directed ZAGG legal counsel to commence foreclosure on the collateral securing the loan, which consists of real property, interests in entities that own real property and restricted and free-trading securities, which included 45 shares of ZAGG common stock. In addition to the collateral, Mr. Harmer had also agreed that he would not sell 80 shares of ZAGG common stock until two months after the Note was paid in full.  Given the Note is full recourse, and the shares have a restrictive legend associated with repayment of the Note, the Company believes they can recover the 80 shares.

Given Mr. Harmer’s default on the loan on September 23, 2011 and failure to cure the default on October 23, 2011, management determined that it was probable that the Company would be unable to collect all amounts due from Mr. Harmer according to the terms of the Note. As the Note became collateral-dependent upon Mr. Harmer’s default, management engaged various third-party certified appraisers valuation specialists to assist management in its determination of the fair value of the collateral and whether it is sufficient to recover the Note balance.

The collateral was valued by management with the assistance of certified appraisers and valuation specialists and was determined to be between $2,829 and $3,272. The range of collateral values is the result of a requirement in the Harmer Agreement for Mr. Harmer to provide evidence after March 23, 2011 of 100% ownership in Holdings. Holdings is the entity through which Mr. Harmer held investments in the real property and related investments. At the time of the Harmer Agreement, Mr. Harmer demonstrated ownership of 50% of Holdings and his intent and ability to acquire the remaining 50% ownership interest in Holdings shortly after execution of the Harmer Agreement. Following the execution of the Harmer Agreement, Mr. Harmer failed to provide evidence that he had acquired the remaining 50% of Holdings. Thus, the low end of the range is based on the assumption that Mr. Harmer owns 50% of Holdings, while the high end of the range is based on the assumption that Mr. Harmer’s ownership is 100%.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

As management cannot ascertain Mr. Harmer’s ownership in the Holdings, it has determined to reserve $1,071 of the $3,900 Note at September 30, 2011 (net of $2,829), which is management’s best estimate of the cash recovery on the collateral securing the Note (fair value, less cost to sell), assuming a 50% ownership in Holdings by Mr. Harmer. Thus, the Company recorded a reduction in the Note of $1,071, which was recorded as a component of selling, general and administrative expense. Additionally, the Company has reclassified $1,240 of the Note as an offset to equity, representing the fair value of shares of ZAGG common stock at September 30, 2011, which management intends to recover to repay the Note.

(14)   FAIR VALUE MEASURES

Fair Value of Financial Instruments

At September 30, 2011, and December 31, 2010, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, note receivable, a line of credit with US Bank (as of December 31, 2010 only), a Revolving Credit Facility (as of September 30, 2011 only), and a Term Loan (as of September 30, 2011 only). The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these financial instruments.  The carrying value of the debt balances approximate fair value because the variable interest rates approximate current market rates.

In addition, as discussed in Note 13, management engaged third party appraisal and valuation specialists to assist them in determining the fair value of assets that collateralize the note receivable. The collateral includes private company stock and warrants, real property, interests in entities that own real property, and 45 shares of ZAGG common stock. In addition to the collateral, Mr. Harmer also agreed that he would not sell 80 shares of ZAGG common stock until two months after the Note was paid in full, which were included in the fair value of the note receivable.

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

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

At September 30, 2011, and December 31, 2010, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown (in thousands):

		Fair Value Measurements Using:
	September 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$895	$895	—	—

		Fair Value Measurements Using:
	December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$416	$416	—	—

Non-Recurring Fair Value Measurements

The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include intangible assets, goodwill, property and equipment, asset purchase credits, and collateral securing the note receivable.

The following table presents assets held as of September 30, 2011, measured at fair value on a non-recurring basis using the level of inputs shown at the time of impairment (in thousands).

		Fair Value Measurements Using:
	September 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Note receivable	$2,829	$1,240	$1,146	$443

There were no assets held at December 31, 2010, measured at fair value on a non-recurring basis.

Management considered the 45 and 80 shares of ZAGG common stock to be a Level 1 asset as quoted market prices exist. The real estate holdings were considered Level 2 assets as significant observable inputs exist for similar items in active markets. The investments in real estate companies, and private company preferred stock and warrants were considered Level 3 assets as the value was determined based on unobservable inputs.

The Company recorded impairment charges of $1,071 during the three and nine months ended September 30, 2011 related to assets held as of September 30, 2011, measured at fair value on a non-recurring basis.  There were no impairment charges during the three and nine months ended September 30, 2010 related to assets held as of September 30, 2010, measured at fair value on a non-recurring basis.

(15)   CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2011.

At September 30, 2011, approximately 60% of the balance of accounts receivable was due from one customer. At December 31, 2010, approximately 64% and 17% of the balance of accounts receivable was due from two customers.  No other customer account balance was more than 10% of accounts receivable at September 30, 2011, or December 31, 2010.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

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

In addition, iFrogz purchases all inventory through one third party sourcing Company.  Management is aware of other manufacturing sources that it could utilize if there was a disruption in the operations of the third party sourcing Company.  A change in the sourcing Company, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

Concentration of sales

For the three months ended September 30, 2011, one customer accounted for 28% and another customer accounted for 17% of the Company’s sales.   No other customer account balances were more than 10% of sales.  For the three months ended September 30, 2010, one customer accounted for 42% of the Company’s sales.  If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the three months ended September 30, 2011 and 2010, was approximately:

	Three months ended September 30, 2011	Three months ended September 30, 2010
United States	88%	89%
Europe	7%	8%
Other	5%	3%

For the nine months ended September 30, 2011, one customer accounted for 24% and another customer accounted for 10% of the Company’s sales.   No other customer account balances were more than 10% of sales.  For the nine months ended September 30, 2010, one customer accounted for 41% of the Company’s sales.  If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the nine months ended September 30, 2011 and 2010, was approximately:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
United States	86%	80%
Europe	9%	13%
Other	5%	7%

(16)   COMMITMENTS AND CONTINGENCIES

Commercial Litigation

The Company is engaged as the defendant in civil litigation in Massachusetts in which Wrapsol, LLC has alleged unfair competition and tortious interference with business relations claiming that the Company’s sales representatives attempted to harm Wrapsol by making false allegations.  The Company denies these allegations.  Although Wrapsol, LLC, which is a defendants in patent infringement litigation filed by ZAGG IP and described in the  “Patent Litigation” section below, is seeking monetary damages, management believes that the ultimate disposition of these claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.  Management believes the likelihood of an unfavorable outcome in this case is remote and that any potential loss contingency is not estimable at this time.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

On September 20, 2011, Lorence A. Harmer, a former director of ZAGG Inc and two of his affiliates, Harmer Holdings, LLC, and Teleportal, LLC, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II, Brandon T. O’Brien and KPMG LLP. This case is discussed in greater detail in Note 13, Note Receivable.

On September 27, 2011, the Company and Focus, LLC, settled an arbitration claim by Focus that the Company was obligated to pay Focus a finder’s fee in the amount of $1,975 related to the Company's acquisition of iFrogz (see, Note 2, Acquisition of iFrogz).  Focus dismissed with prejudice all claim asserted against the Company.  The Company did not make any payment to Focus in consideration of the dismissal.  In addition, upon execution of the settlement agreement, both Focus and the Company agreed to release and discharge the other party of any and all claims.

Patent Litigation

The Company’s wholly owned subsidiary, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”), is engaged as the plaintiff in patent infringement litigation pending in California and in Utah that seeks to enforce rights under United States Patent No. 7,784,610.  The defendants in these cases have raised defenses and, in some cases, asserted counterclaims against ZAGG IP that seek declarations of unenforceability or non-infringement of the patent.  These counterclaims do not assert any claims for affirmative relief apart from a request for an award of costs and attorney’s fees to the prevailing party.  Several of the defendants have settled with ZAGG IP and the remaining parties are engaged in discovery.  One of the defendants filed a motion for summary judgment in respect of all of the claims of ZAGG IP, but that motion was denied by the court.   The parties have recently filed briefs relating to claims construction.  There are no claims asserted in these actions against the Company.   In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.  Management believes the likelihood of an unfavorable outcome in this case is remote and that any potential loss contingency is not estimable at this time.

ZAGG IP is also engaged as the plaintiff in patent infringement litigation pending in Utah that seeks to enforce rights under United States Patent No. 7,957,524 (one of the patents acquired from Andrew Mason, see below).  The defendants in this case have raised defenses and, in some cases, asserted counterclaims against ZAGG IP, that seek declarations of unenforceability or non-infringement of the patent.  These counterclaims do not assert any claims for affirmative relief, including claims for damages, apart from a request for an award of costs and attorney’s fees to the prevailing party.  Discovery has not yet commenced in this case, however, several of the defendants have settled with ZAGG IP.  Also, one of the defendants has filed a petition to reexamine Patent No. 7,957,524 which is pending before the United States Patent and Trademark Office.  There are no claims asserted in these actions against the Company.   In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company is not a party to any other litigation or other claims at this time.  While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period.

Patent Acquisition

On August 31, 2010, Andrew Mason (“Mason”) filed a complaint against the Company claiming infringement of United States Patent No. 7,957,524 as a result of the Company’s invisibleSHIELD installation kits.  On September 4, 2010, the Company filed a counter complaint against Mason and his company, eShields LLC (“eShields”).  On November 9, 2010, before either party had responded on the merits to the claims asserted, the Company, Mason and eShields entered into an Asset Purchase Agreement (“Purchase Agreement”) under which a wholly owned subsidiary of the Company, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”), acquired all of the rights of Mason in the (i) patents (United States Patent No. 7,957,524) which is the subject of the litigation, (ii) patent application filed on August 13, 2010 (the “CIP Application”) and (iii) rights to sue for infringement of the patents.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

In consideration for the conveyance of Mason’s assets described above, the Company agreed to pay or convey to Mason the following:

(a)	a first payment of $200 by November 11, 2010, and a second payment of $150 after December 31, 2010;
(b)
issue to Mason five-year warrants (the “Warrant”) to purchase 750 shares of the Company’s restricted Common Stock at an exercise price equal to the closing bid price on November 9, 2010 ($8.53); provided that 500 of the 750 warrant shares are exercisable only upon the issuance of a patent from the CIP Application with at least one claim that satisfies the Claim Conditions (as defined below);

(c)	issue to Mason 70 shares of the Company’s restricted Common Stock; and
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

The Company also agreed to dismiss the claims asserted against Mason and eShields, and to make additional payments to Mason if the US Patent and Trademark Office (“USPTO”) issues a U.S. patent on the CIP Application that includes at least one claim that broadly encompasses any protective kit that includes a package, as well as a squeegee and an adhesive-coated protective film for a consumer electronic device with a peel-away backing within the package (collectively, the “Claim Conditions”).  If the Claim Conditions are met, the Company will:

(a)	pay Mason the sum of $500; and
(b)	issue to Mason 430 shares of the Company’s restricted Common Stock.

If the Claim Conditions are not met, the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500 of the Warrants.  There can be no assurance that the USPTO will issue a patent on the CIP Application that meets the requirements of the Claim Conditions.  As of September 30, 2011, no applicable patent had been issued by the USPTO.

(17)   SEGMENT REPORTING

The operating segments reported below are the Company’s segments for which separate financial information is available and upon which operating results are evaluated by the chief operating decision maker on a timely basis to assess performance and to allocate resources.

Prior to the Company’s acquisition of iFrogz, the Company was a single reporting segment consistent with the nature of its operations. Due to the acquisition, the Company has reassessed its reporting segments and concluded that it will analyze its worldwide operations based on the following three reportable segments:

●
ZAGG segment — This segment designs, manufactures and distributes protective coverings, audio accessories and power solutions for consumer electronic and hand-held devices under the brand names invisibleSHIELD®, ZAGGskins™, ZAGGbuds™, ZAGGsparq™, ZAGGfolio™, ZAGGmate™, and ZAGGkeys™.

●
iFrogz segment—This segment designs, manufactures and distributes protective coverings and digital audio accessories for consumer electronic and hand-held devices under the brand names iFrogz™ and Earpollution™.

●	HzO segment—This segment is engaged in the development of water blocking coating technologies for consumer and industrial applications.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

The Company evaluates segment performance based on the segment’s income from operations. Other income (expense), which includes interest expense, is not presented by segment since it is not included in the measure of segment profitability reviewed by the chief operating decision maker. All inter-segment transactions have been eliminated.  Information concerning our operations by reportable segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
ZAGG segment	$31,417	$23,056	$94,738	$46,882
iFrogz segment	14,470	—	16,816	—
HzO segment	—	—	11	—
Total	$45,887	$23,056	$111,565	$46,882

	Three Months Ended		Nine Months Ended
Income from Operations	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
ZAGG segment	$6,868	$6,153	$16,906	$10,709
iFrogz segment	(1,774)	—	(2,026)	—
HzO segment	(480)	—	(1,155)	—
Total income from operations	$4,614	$6,153	$13,725	$10,709
Total other income (expense)	(1,273)	4	(1,433)	(225)
Income before provision for income taxes	$3,341	$6,157	$12,292	$10,484

	As of
Identifiable Assets	September 30, 2011	December 31, 2010
ZAGG segment	$69,754	$50,240
iFrogz segment	104,583	—
HzO segment	8,075	7,192
Total	$182,412	$57,432

(18)   SUBSEQUENT EVENTS

Other than the discussion regarding the Note Receivable in Notes 13 and 16, there were no subsequent events identified that would require disclosure or adjustment to the condensed consolidated financial statements.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Our Business

Headquartered in Salt Lake City, Utah, ZAGG Inc designs, manufactures and distributes protective coverings, audio accessories and power solutions for consumer electronic and hand-held devices under the brand names invisibleSHIELD®, ZAGGskins™, ZAGGbuds™, ZAGGsparq™, ZAGGfolio™, ZAGGmate™, ZAGGkeys™,  iFrogz™ and Earpollution™.

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

As of the date of this report, ZAGG offers over 5,000 precision pre-cut invisibleSHIELD designs with a lifetime replacement warranty through online channels, big-box retailers, electronics specialty stores, resellers, college bookstores, Mac stores, and mall kiosks.  We plan to increase our product lines to offer new electronic accessories to our tech-savvy customer base, as well as an expanded array of invisibleSHIELD products for other industries.  Given the amazing sales success of the invisibleSHIELD (an increase in sales from year-to-date September 30, 2010, to year-to-date September 30, 2011, of over 66%), ZAGG has the unique opportunity to offer additional accessories from a trusted source to gadget enthusiasts worldwide.

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

In early 2009, we introduced the ZAGGsparq, a small, powerful, portable battery that can recharge a power-hungry smartphone up to four times before the ZAGGsparq itself needs to be recharged.  Featuring a 6000ma lithium polymer cell, the ZAGGsparq plugs into a wall outlet and provides two USB ports for charging mobile devices.  An adapter is also included that fits many international standards.  The ZAGGsparq is compatible with any USB-charged device, including the Apple® iPad, iPad 2, and iPhone®, as well as cell phones, handheld gaming systems, and digital cameras.

We also introduced ZAGG LEATHERskins in early 2010.  ZAGG LEATHERskins are thin, pliable cases that apply directly to personal electronics like a film, and are created from genuine leather.  Available in typical leather shades and premium animal patterns, ZAGG LEATHERskins use an adhesive that holds the skin firmly in place on the device, but can be removed if necessary.  Later in 2010, we broadened the line to include ZAGG sportLEATHER, which are also created from genuine leather and feature authentic recreations of baseball, football and basketball textures.  ZAGG LEATHERskins and sportLEATHERS are available for the most popular personal electronic devices.

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

Acquisition of iFrogz

On June 21, 2011, the Company, iFrogz and the owners of iFrogz entered into a Stock Purchase Agreement pursuant to which ZAGG acquired 100% of the outstanding shares of iFrogz. The combination of ZAGG and iFrogz represents an opportunity to create a market leader in the mobile device accessories industry by building on complementary brands and increasing overall market share by growing product lines and expanding distribution.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Significant estimates include the allowance for doubtful accounts, inventory valuation allowances, valuation of note receivable and related collateral, sales returns and warranty liability, the useful life of property and equipment, stock-based compensation expense, income taxes, and accounting for business combinations.

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

Revenue Recognition

We record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  Our revenue is derived from sales of our products through our indirect channel, including retailers and distributors, and through our direct channel including www.ZAGG.com, www.iFrogz.com, and our corporate-owned and third-party-owned mall kiosks, and from the fees derived from the sale of exclusive independent distributor licenses related to the kiosk program.  For sales of product, our standard shipping terms are FOB shipping point, and we record revenue when the product is shipped, net of estimated returns and discounts.  For some customers, the contractual shipping terms are FOB destination.  For these shipments, we record revenue when the product is delivered, net of estimated returns and discounts.  For license fees, we recognize revenue on a straight-line basis over the life of the license term. We record revenue from royalty agreements in the period in which the royalty is earned.

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

Valuation of Note Receivable

We engaged independent third-party appraisal firms to assist us in determining the fair values of collateral of the note receivable.  Such valuations require significant estimates and assumptions. Management determined the value of the 45 and 80 shares of ZAGG common stock based on quoted market prices. The real estate holdings were valued primarily based on the sales comparison approach as sales of comparable properties were utilized. The investments in real estate companies, and private company stock and warrants were valued utilizing comparable market sales, a discounted cash flow analysis, and other appropriate valuation methodologies including the use of the Black-Scholes option pricing model for the private company warrants.

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

Stock-based Compensation

The Company recognizes stock-based compensation expense in its consolidated financial statements for awards granted to employees and non-employees under its stock incentive plan, which include restricted stock, warrants, and stock options.  Equity-classified awards are measured at the grant date fair value of the award. The fair value of stock options is measured on the grant date using the Black-Scholes option pricing model (BSM), which involves the use of assumptions such as expected volatility, expected term, dividend rate, and risk-free rate.  Volatility is a key factor used to determine the fair value of stock options in the BSM.  Depending on the expected term of the option, the Company determines expected volatility based upon historical volatility.  For those options with an expected term that extends beyond the period in which sufficient historical data is unavailable, the Company does not have sufficient historical data or implied volatility information to determine volatility based upon its own information.  Therefore, the Company uses significant judgment to identify a peer group and determine the appropriate weighting in order to estimate an implied volatility rate for use in the BSM.

Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill.  We engaged independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed.  Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased classes of intangible assets recorded by us include customer relationships, trademarks, non-compete agreements, developed technology, patents, and backlog. The fair values assigned to the identified intangible assets are discussed in Note 2 to the condensed consolidated financial statements.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Net sales (in thousands)

Net sales for the quarter ended September 30, 2011, were $45,887 as compared to net sales of $23,056 for the quarter ended September 30, 2010, an increase of $22,831 or 99%.  The net sales balance for the quarter ended September 30, 2011, includes $14,470 in sales made by iFrogz.

For the quarter ended September 30, 2011, sales of our invisibleSHIELD product line accounted for approximately 59% of our revenues.  We have experienced significant growth in our indirect channel to big-box retailers such as Best Buy, Walmart, Target and Radio Shack, wireless carriers such as AT&T, Verizon, The Carphone Warehouse and Cricket, and both domestic and foreign electronics accessory distributors.  We are still focused on distribution through our mall kiosk program and through our websites (www.ZAGG.com and www.iFrogz.com), but the significant growth for 2011 was through our indirect channel as we began selling through additional customers and expanded our SKU count in our current customers.  For the quarter ended September 30, 2011, approximately 81% of our overall net sales were through our indirect channels, 13% was through our website, 5% was through our mall cart and kiosk programs and 1% was from shipping and handling charges.  For the quarter ended September 30, 2010, approximately 75% of our overall net sales were through indirect channels, 16% through our website, 6% through our mall cart and kiosk programs and 3% from shipping and handling charges.

Cost of sales (in thousands)

Cost of sales includes raw materials, packing materials, and shipping and fulfillment costs.  For the quarter ended September 30, 2011, cost of sales amounted to $26,414 or approximately 58% of net sales compared to cost of sales of $11,476 or 50% of net sales for the quarter ended September 30, 2010.  The increase in cost of sales as a percentage of net revenues for the quarter ended September 30, 2011, as compared to the quarter ended September 30, 2010, is attributable to (1) the fair value write-up of inventory at iFrogz as part of purchase accounting under ASC 805, Business Combinations, which will cause an increase in cost of sales on all iFrogz sales until the inventory held on the date of acquisition is entirely sold, (2) the continued shift towards our indirect channel partners where sales are at lower margins than web sales, (3) the product mix shift from our film products towards hardware products like the ZAGGmate that sell with lower profit margins, and (4) amortization expense of $289 related to the HzO Technology intangible asset recorded through cost of sales.

Due primarily to the write-up of iFrogz inventory on the date of acquisition, cost of sales as a percent of revenue for iFrogz sales was 79%, which is higher than iFrogz’s historical cost of sales as a percentage of net sales.  Excluding iFrogz operations, for the three months ended September 30, 2011, the Company achieved cost of sales as a percent of net revenues of 47%.

Gross profit (in thousands)

Gross profit for the quarter ended September 30, 2011, was $19,473 or approximately 42% of net sales, as compared to $11,580 or approximately 50% of net sales for the quarter ended September 30, 2010.  The decrease in gross profit percentage is due to (1) the fair value write-up of inventory at iFrogz as part of purchase accounting under ASC 805, Business Combinations, which will result in higher cost of sales on all iFrogz sales until the inventory acquired is sold, (2) the continued shift towards our indirect channel partners where sales are at lower margins than web sales, (3) the product mix shift from our film products towards hardware products like the ZAGGmate that sell with lower profit margins, and (4) amortization expense of $289 related to HzO Technology intangible asset recorded through cost of sales.  As we continue to grow our business, we anticipate that we will have increased sales to our indirect customers which will continue to put pressure on our gross profit margins as sales through indirect channel partners occur at lower profit margins.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Due to the write-up of iFrogz inventory on the date of acquisition, gross profit as a percent of revenue for iFrogz sales was 21%, which is lower than iFrogz’s historical gross profit as a percentage of net sales.  Excluding iFrogz operations, for the three months ended September 30, 2011, the Company achieved a gross profit as a percent of net revenues of 53%.  The Company anticipates that it will not fully realize the impact on gross profit and net income of iFrogz sales until the written-up inventory acquired has been sold, which will occur during the fourth quarter 2011.

Operating expenses (in thousands)

Total operating expenses for the quarter ended September 30, 2011, were $14,859, an increase of $9,432 from total operating expenses for the quarter ended September 30, 2010, of $5,427. The increases are primarily attributable to the following:

●
For the quarter ended September 30, 2011, salaries and related taxes increased by $1,902 to $3,585 from $1,683 for the quarter ended September 30, 2010.  The increase is due to (1) the increase in our staff as we continue to build the personnel infrastructure necessary to meet the demand for our product and continue to develop new products and offerings and (2) the remaining compensation expense related to our stock based compensation plan of $406, an increase of $209 over the three months ended September 30, 2010 balance of $197.

●
For the quarter ended September 30, 2011, marketing, advertising and promotion expenses were $2,763, an increase of $1,282, as compared to $1,481 for the quarter ended September 30, 2010.  We invested heavily in advertising for the ZAGGmate product line during the quarter ended September 30, 2011.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.

●
For the quarter ended September 30, 2011, other selling, general and administrative expenses, net of salaries and related taxes described above, were $8,511 as compared to $2,263 for the quarter ended September 30, 2010.  The balances by category are summarized in the table below (amounts in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Professional fees	$929	$203
iFrogz transaction fees	119	-
Rent	333	236
Credit card and bank fees	299	275
Commissions	1,291	466
Other	5,540	1,083
Total	$8,511	$2,263

The increase in professional fees is due to legal expenses incurred related to the defense of our patents, legal work incurred in connection with negotiating the Logitech agreement and accounting fees incurred related to our change of auditors.  Commissions were also up on a comparison basis due to the strong sales of the ZAGGmate product online, continued growth through indirect accounts for which we utilize a third-party sales company, and commissions incurred related to sales at the iFrogz segment.  The increase in other relates to additional expenses incurred as a result of (1) the ZAGG segment’s overall increase in headcount and operations, including increases in health insurance costs, employee costs, bad debt expense, supplies, postage and delivery, utilities, and investor relations;  (2) $1,741 in amortization expense incurred from intangibles acquired in connection with the acquisition of iFrogz; (3) $1,071 in expense incurred during September 2011 in connection with an impairment recorded on the note receivable; (4) a full quarter of expenses at the iFrogz segment; and (5) an overall increase in operations in the HzO segment compared to the prior year.

Income from operations (in thousands)

We reported income from operations of $4,614 for the quarter ended September 30, 2011, as compared to income from operations of $6,153 for the quarter ended September 30, 2010, a decrease of $1,539.  The decrease in income from operations for the quarter ended September 30, 2011, as compared to the quarter ended September 30, 2010, is primarily attributable to continued strong sales of our invisibleSHIELD product line, increases in sales of the ZAGGmate product line, and sales at iFrogz. These increases in revenue were offset by charges of $1,741 in amortization expense incurred from intangibles acquired in connection with the acquisition of iFrogz, $1,071 in expense incurred during September 2011 in connection with an impairment recorded on the note receivable, an overall increase in expenses at the HzO segment, increases in share-based payment expense, and increased cost of sales due to the fair value write-up of inventory of iFrogz as part of purchase accounting.

Other income (expense) (in thousands)

For the quarter ended September 30, 2011, total other income (expense) was $(1,273) as compared to other income (expense) of $4 for the quarter ended September 30, 2010.  The increase in net other (expense) is primarily attributable to interest expense incurred related to the new Term Loan and Revolving Credit Facility offset by interest income from the Company’s increased cash balance.

Income taxes (in thousands)

We recognized income tax expense of $1,241 for the quarter ended September 30, 2011, compared to income tax expense of $2,298 for the quarter ended September 30, 2010.

Our effective tax rates were 37.1% and 37.3% for the three months ended September 30, 2011 and 2010, respectively.  Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items and favorable tax rates associated with certain earnings from our operations in Ireland and the UK.

Net income attributable to stockholders (in thousands, except per share data)

As a result of these factors, we reported net income attributable to stockholders of $2,248 or $0.07 per share on a fully diluted basis for the quarter ended September 30, 2011, as compared to net income attributable to stockholders of $3,859 or $0.16 per share on a fully diluted basis for the quarter ended September 30, 2010.

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Net sales (in thousands)

Net sales for the nine months ended September 30, 2011, were $111,565 as compared to net sales of $46,882 for the nine months ended September 30, 2010, an increase of $64,683 or 138%. The net sales balance for the nine months ended September 30, 2011, includes $16,816 in sales made by iFrogz.

For the nine months ended September 30, 2011, sales of our invisibleSHIELD product line accounted for approximately 64% of our revenues.  We have experienced significant growth in our indirect channel to big-box retailers such as Best Buy, Walmart, Target and Radio Shack, wireless carriers such as AT&T, Verizon, The Carphone Warehouse and Cricket, and both domestic and foreign electronics accessory distributors.  We are still focused on distribution through our mall kiosk program and through our websites (www.ZAGG.com and www.iFrogz.com) but the significant growth for 2011 was through our indirect channel as we began selling through additional customers and expanded our SKU count in our current customers.  For the nine months ended September 30, 2011, approximately 71% of our overall net sales were through our indirect channel, 21% was through our website, 7% was through our mall cart and kiosk programs and 1% was from shipping and handling charges.  For the nine months ended September 30, 2010, approximately 69% of our overall net sales were through our indirect channel, 19% was through our website, 9% was through our mall cart and kiosk programs and 3% was from shipping and handling charges.

Cost of sales (in thousands)

Cost of sales includes raw materials, packing materials and shipping and fulfillment costs.  For the nine months ended September 30, 2011, cost of sales amounted to $61,043 or approximately 55% of net sales compared to cost of sales of $22,840 or 49% of net sales for the nine months ended September 30, 2010.  The increase in cost of sales as a percentage of net revenues for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, is attributable to (1) the fair value write-up of inventory at iFrogz as part of purchase accounting under ASC 805, Business Combinations, which will cause an increase in cost of sales on all iFrogz sales until the inventory held on the date of acquisition is entirely sold, (2) the continued shift towards our indirect channel partners where sales are at lower profit margins than web sales, (3) the product mix shift from our film products towards hardware products like the ZAGGmate that sell with lower profit margins, and (4) amortization expense of $648 related to the HzO Technology intangible asset recorded through cost of sales.

Due primarily to the write-up of iFrogz inventory on the date of acquisition, cost of sales as a percent of revenue for iFrogz sales from June 21, 2011 to September 30, 2011 was 80%, which is higher than iFrogz’s historical cost of sales as a percentage of net sales.  Excluding iFrogz operations, for the nine months ended September 30, 2011, the Company achieved a cost of sales as a percent of net revenues of 50%.

Gross profit (in thousands)

Gross profit for the nine months ended September 30, 2011, was $50,522 or approximately 45% of net sales, as compared to $24,042 or approximately 51% of net sales for the nine months ended September 30, 2010.  The decrease in gross profit percentage is due to (1) the fair value write-up of inventory at iFrogz as part of purchase accounting under ASC 805, Business Combinations, which will result in higher cost of sales on all iFrogz sales until the inventory acquired is sold, (2) the continued shift towards our indirect channel partners where sales are at lower margins than web sales, (3) the product mix shift from our film products towards hardware products like the ZAGGmate that sell with lower profit margins, and (4) amortization expense of $648 related to the HzO Technology intangible asset recorded through cost of sales.  As we continue to grow our business, we anticipate that we will have increased sales to our indirect customers which will continue to put pressure on our gross profit margins as sales through indirect channel partners occur at lower profit margins.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Due to the write-up of iFrogz inventory on the date of acquisition, gross profit as a percent of revenue for iFrogz sales from June 21, 2011 to September 30, 2011 was 20%, which is lower than iFrogz’s historical gross profit as a percentage of net sales.  Excluding iFrogz operations, for the nine months ended September 30, 2011, the Company achieved a gross profit as a percent of net revenues of 50%.  The Company anticipates that it will not fully realize the impact on gross profit and net income of iFrogz sales until the written-up inventory acquired has been sold, which will occur during the fourth quarter 2011.

Operating expenses (in thousands)

Total operating expenses for the nine months ended September 30, 2011, were $36,797, an increase of $23,464 from total operating expenses for the nine months ended September 30, 2010, of $13,333. The increases are primarily attributable to the following:

●
For the nine months ended September 30, 2011, salaries and related taxes increased by $5,409 to $9,819 from $4,410 for the nine months ended September 30, 2010.  The increase is due to (1) the increase in our staff as we continue to build the personnel infrastructure necessary to meet the demand for our product and continue to develop new products and offerings, (2) a charge of $1,560 incurred during the second quarter 2011 related to the modification of a previously granted stock option award, and (3) the remaining compensation expense related to our stock based compensation plan of $2,674, an increase of $1,997 over the nine months ended September 30, 2010 balance of $677.

●
For the nine months ended September 30, 2011, marketing, advertising and promotion expenses were $7,880, an increase of $4,321, as compared to $3,559 for the nine months ended September 30, 2010.  We invested heavily in advertising for the ZAGGmate product line during the nine months ended September 30, 2011.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.

●
For the nine months ended September 30, 2011, other selling, general and administrative expenses, net of salaries and related taxes described above, were $19,098 as compared to $5,364 for the nine months ended September 30, 2010.  The changes by category are summarized in the table below:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Professional fees	$2,416	$560
iFrogz transaction fees	1,947	-
Rent	678	572
Credit card and bank fees	994	547
Commissions	2,755	966
Other	10,308	2,719
Total	$19,098	$5,364

The increase in professional fees is due to legal expenses incurred related to the defense of our patents, legal work incurred in connection with negotiating the Logitech agreement and accounting fees incurred related to our change of auditors.  Commissions were also up on a comparison basis due to the strong sales of the ZAGGmate product online, continued growth through indirect accounts for which we utilize a third-party sales company, and commissions incurred related to sales at the iFrogz segment.  The increase in other relates to additional expenses incurred as a result of (1) the ZAGG segment’s overall increase in headcount and operations, including increases in health insurance costs, employee costs, bad debt expense, supplies, postage and delivery, utilities, and investor relations;  (2) $2,048 in amortization expense incurred from intangibles acquired in connection with the acquisition of iFrogz; (3) $1,071 in expense incurred during September 2011 in connection with an impairment recorded on the note receivable; (4) a full quarter of expenses at the iFrogz segment; (4) a full quarter of expenses at the iFrogz segment; and (5) an overall increase in operations in the HzO segment compared to the prior year.

Income from operations (in thousands)

We reported income from operations of $13,725 for the nine months ended September 30, 2011, as compared to income from operations of $10,709 for the nine months ended September 30, 2010, an increase of $3,016.  The increase in income from operations for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, is primarily attributable to continued strong sales of our invisibleSHIELD product line, increases in sales of the ZAGGmate product line, and sales at iFrogz. These increases in revenue were offset by charges of $2,048 in amortization expense incurred from intangibles acquired in connection with the acquisition of iFrogz, $1,071 in expense incurred during September 2011 in connection with an impairment recorded on the note receivable; a full quarter of expenses at the iFrogz segment, increases in share-based payment expense, and increased cost of sales due to the fair value write-up of inventory of iFrogz as part of purchase accounting.

Other income (expense) (in thousands)

For the nine months ended September 30, 2011, total other income (expense) was ($1,433) as compared to other income (expense) of ($225) for the nine months ended September 30, 2010.  The increase in net other (expense) is primarily attributable to interest expense incurred related to the new Term Loan and Revolving Credit Facility offset by interest income from the Company’s increased cash balance and the termination of the FGI factoring arrangement, which existed in 2010.

Income taxes (in thousands)

We recognized an income tax expense of $4,335 for the nine months ended September 30, 2011, compared to income tax expense of $3,923 for the nine months ended September 30, 2010.

Our effective tax rates were 35.3% and 37.4% for the nine months ended September 30, 2011 and 2010, respectively.  Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items and favorable tax rates associated with certain earnings from our operations in Ireland and the UK.

Net income attributable to stockholders (in thousands, except per share data)

As a result of these factors, we reported net income attributable to stockholders of $8,302 or $0.29 per share on a fully diluted basis for the nine months ended September 30, 2011, as compared to net income attributable to stockholders of $6,561 or $0.28 per share on a fully diluted basis for the nine months ended September 30, 2010.

Liquidity and Capital Resources (in thousands)

At September 30, 2011, our principle sources of liquidity were cash generated by operations, cash on-hand, and the issuance of a term loan and revolving credit facility. Our principle uses of cash have been to fund working capital requirements and the continued growth of the business, and finance the acquisition of iFrogz.

Cash on-hand increased to $17,489 on September 30, 2011 from $2,373 on December 31, 2010, an increase of $15,116. Earnings from foreign operations are considered permanently re-invested and of the $17,489 cash balance on September 30, 2011, cash from foreign entities totaled $1,713, which constitutes 9.8% of the total cash balance.

At September 30, 2011, we had working capital of $62,663 compared to $23,615 as of December 31, 2010.

Based on our current level of operations, we believe that cash generated from operations, cash on hand, and available borrowings under our existing credit arrangements will be adequate to meet our currently expected capital expenditures and working capital needs for the next 12 months and beyond.

Debt and Letters of Credit

On June 21, 2011, and in conjunction with the acquisition of iFrogz, the Company entered into a financing agreement (the “Financing Agreement”) led by Cerberus Business Finance, LLC (“Cerberus”) and PNC Bank National Association (“PNC”), which is acting as the administrative bank.  The Financing Agreement consists of a $45,000 term loan (“Term Loan”), a $45,000 revolving credit facility (“Revolving Credit Facility”), and a $5,000 letters of credit facility, which is a subset of the $45,000 Revolving Credit Facility.  The Company’s obligations under the Financing Agreement were secured by all or substantially all of the Company’s assets.  The Term Loan matures on July 20, 2016, and the Revolving Credit Facility and letters of credit mature on July 20, 2014.

As of September 30, 2011, the entire Term Loan was outstanding, $22,001 of the Revolving Credit Facility was outstanding, and no letters of credit were outstanding.

At the election of the Company, borrowings under the Financing Agreement bear interest at either the Reference Rate plus an applicable margin or the Eurodollar Rate plus an applicable margin, both as defined in the Financing Agreement.  All current borrowings were made under the Reference Rate, which is calculated as the greater of (1) 2.75%, (2) the Federal Funds Effective Rate plus 0.50%, (3) the Eurodollar Rate plus 1.00%, or (4) the rate of interest publicly announced by PNC Financial Service Group, Inc. as its reference rate, base rate, or prime rate.  The applicable margin for the Reference Rate is 4.00%.  At September 30, 2011, the weighted average interest rate on all outstanding borrowings was 7.25%.

There are no scheduled payments on either the Term Loan or Revolving Credit Facility prior to maturity.  However, the Financing Agreement calls for prepayment of the Term Loan if certain conditions are met.  The prepayment requirement commences with the fiscal year ended December 31, 2011, and is calculated based on a percentage of “excess cash flow” as defined in the Financing Agreement.  Payment is required to be made within ten days of issuing the year-end consolidated financial statements.  Based on current projections, the Company estimates that a prepayment of $3,131 will be required to be made during March 2012.  This amount has been classified as current in the condensed consolidated balance sheet, while the remaining Term Loan balance and Revolving Credit Facility balance is classified as noncurrent.

Starting July 1, 2011, the Company began paying an unused line fee based on a rate of 0.375% against the excess of $45,000 over the average principal amount for the month.

At September 30, 2011, the Company was in compliance with covenants associated with the Term Loan and Revolving Credit Facility.

On June 21, 2011, with the proceeds from the Term Loan and draw on the Revolving Credit Facility, the Company paid off the outstanding U.S. Bank line of credit and the facility was terminated.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of September 30, 2011:

	Payments on Debt	Operating Leases	Total contractual obligations
Remaining 2011	$-	$131	$131
2012	3,131	215	3,346
2013	-	107	107
2014	22,001	24	22,025
2015	-	24	24
Thereafter	41,869	48	41,917
Total	$67,001	$549	$67,550

Recently Issued Accounting Pronouncements

Accounting Standards Update (ASU) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs - On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued FASB ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to provide largely identical guidance about fair value measurement and disclosure requirements with the International Accounting Standards Board 's new IFRS 13, Fair Value Measurement. Issuing this standard completes a major project of the Boards’ joint work to improve and converge International Financial Reporting Standards and U.S. GAAP. The new standard does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP. Most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. A public entity is required to apply the ASU prospectively for interim and annual periods beginning after December 15, 2011. The Company has not yet adopted this standard and does not believe the impact will be significant to the consolidated financial statements.

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

Item 4.              Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934 as of the end of the period covered by this Report.  Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures were not effective as of the period covered by this Quarterly Report on Form 10-Q due to a material weakness identified during the second quarter of 2011 from a lack of a sufficient number of accounting professionals with the necessary experience and training to account for non-routine share-based compensation awards. During the third quarter of 2011, management commenced the remediation process by hiring additional accounting support staff with this skill set. Management is currently in the process of performing internal testing to ensure that the controls instituted following the second quarter are designed and operating effectively.

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

The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures relating to the iFrogz acquisition and evaluating when it will complete an evaluation and review of iFrogz’s internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

As a result of rapid growth, the Company has experienced a lack of a sufficient number of accounting professionals with the necessary experience and training to account for non-routine share-based compensation awards. However as noted above, during the quarter ended September 30, 2011, we hired additional accounting professionals with the necessary experience and training to account for non-routine share-based compensation awards, and we are in the processing of performing our internal assessment to verify that controls related to share-based compensation are designed and operating effectively.

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

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings (claim amounts in thousands)

Commercial Litigation

The Company is engaged as the defendant in civil litigation in Massachusetts in which Wrapsol, LLC has alleged unfair competition and tortious interference with business relations claiming that the Company’s sales representatives attempted to harm Wrapsol by making false allegations.  The Company denies these allegations.  Although Wrapsol, LLC, which is a defendants in patent infringement litigation filed by ZAGG IP and described in the  “Patent Litigation” section below, is seeking monetary damages, management believes that the ultimate disposition of these claims will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.  Management believes the likelihood of an unfavorable outcome in this case is remote and that any potential loss contingency is not estimable at this time.

On September 20, 2011, Lorence A. Harmer, a former director of ZAGG Inc and two of his affiliates, Harmer Holdings, LLC, and Teleportal, LLC, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II, Brandon T. O’Brien and KPMG, LLP. This case is discussed in greater detail in Note 13, Note Receivable.

On September 27, 2011, the Company and Focus, LLC, settled an arbitration claim by Focus that the Company was obligated to pay Focus a finder’s fee in the amount of $1,975 related to the Company's acquisition of iFrogz (see, Note 2, Acquisition of iFrogz).  Focus dismissed with prejudice all claim asserted against the Company.  The Company did not make any payment to Focus in consideration of the dismissal.  In addition, upon execution of the settlement agreement, both Focus and the Company agreed to release and discharge the other party of any and all claims.

Patent Litigation

The Company’s wholly owned subsidiary, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”), is engaged as the plaintiff in patent infringement litigation pending in California and in Utah that seeks to enforce rights under United States Patent No. 7,784,610.  The defendants in these cases have raised defenses and, in some cases, asserted counterclaims against ZAGG IP that seek declarations of unenforceability or non-infringement of the patent.  These counterclaims do not assert any claims for affirmative relief apart from a request for an award of costs and attorney’s fees to the prevailing party.  Several of the defendants have settled with ZAGG IP and the remaining parties are engaged in discovery.  One of the defendants filed a motion for summary judgment in respect of all of the claims of ZAGG IP, but that motion was denied by the court.   The parties have recently filed briefs relating to claims construction.  There are no claims asserted in these actions against the Company.   In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.  Management believes the likelihood of an unfavorable outcome in this case is remote and that any potential loss contingency is not estimable at this time.

ZAGG IP is also engaged as the plaintiff in patent infringement litigation pending in Utah that seeks to enforce rights under United States Patent No. 7,957,524 (one of the patents acquired from Andrew Mason, see below).  The defendants in this case have raised defenses and, in some cases, asserted counterclaims against ZAGG IP, that seek declarations of unenforceability or non-infringement of the patent.  These counterclaims do not assert any claims for affirmative relief, including claims for damages, apart from a request for an award of costs and attorney’s fees to the prevailing party.  Discovery has not yet commenced in this case, however, several of the defendants have settled with ZAGG IP.  Also, one of the defendants has filed a petition to reexamine Patent No. 7,957,524 which is pending before the United States Patent and Trademark Office.  There are no claims asserted in these actions against the Company.   In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

The Company is not a party to any other litigation or other claims at this time.  While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period.

Patent Acquisition

On August 31, 2010, Andrew Mason (“Mason”) filed a complaint against the Company claiming infringement of United States Patent No. 7,957,524 as a result of the Company’s invisibleSHIELD installation kits.  On September 4, 2010, the Company filed a counter complaint against Mason and his company, eShields LLC (“eShields”).  On November 9, 2010, before either party had responded on the merits to the claims asserted, the Company, Mason and eShields entered into an Asset Purchase Agreement (“Purchase Agreement”) under which a wholly owned subsidiary of the Company, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”), acquired all of the rights of Mason in the (i) patents (United States Patent No. 7,957,524) which is the subject of the litigation, (ii) patent application filed on August 13, 2010 (the “CIP Application”) and (iii) rights to sue for infringement of the patents.

In consideration for the conveyance of Mason’s assets described above, the Company agreed to pay or convey to Mason the following:

(a)	a first payment of $200 by November 11, 2010, and a second payment of $150 after December 31, 2010;
(b)	issue to Mason five-year warrants (the “Warrant”) to purchase 750 shares of the Company’s restricted Common Stock at an exercise price equal to the closing bid price on November 9, 2010 ($8.53); provided that 500 of the 750 warrant shares are exercisable only upon the issuance of a patent from the CIP Application with at least one claim that satisfies the Claim Conditions (as defined below);
(c)	issue to Mason 70 shares of the Company’s restricted Common Stock; and
(d)	grant eShields a fully paid-up, perpetual, non-exclusive license, with limited rights to transfer or sublicense, for the patents and CIP Applications.

The Company also agreed to dismiss the claims asserted against Mason and eShields, and to make additional payments to Mason if the US Patent and Trademark Office (“USPTO”) issues a U.S. patent on the CIP Application that includes at least one claim that broadly encompasses any protective kit that includes a package, as well as a squeegee and an adhesive-coated protective film for a consumer electronic device with a peel-away backing within the package (collectively, the “Claim Conditions”).  If the Claim Conditions are met, the Company will:

(a)	pay Mason the sum of $500; and
(b)	issue to Mason 430 shares of the Company’s restricted Common Stock.

If the Claim Conditions are not met, the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500 of the Warrants.  There can be no assurance that the USPTO will issue a patent on the CIP Application that meets the requirements of the Claim Conditions.  As of September 30, 2011, no applicable patent had been issued by the USPTO.

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

For the nine months ended September 30, 2011, Best Buy alone represented 24% of our revenue.  Best Buy does not have minimum purchase requirements and can stop purchasing our products at any time or with very short notice.  In addition, including Best Buy, most of our customer agreements are short term and non-exclusive and provide for purchases on a purchase order basis.  We expect that Best Buy will continue to represent a substantial percentage of our sales.  If Best Buy reduces, delays or cancels orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly and could result in excess inventory and inventory holding or obsolescence charges.  In addition, any difficulty in collecting amounts due from Best Buy would negatively impact our result of operations.

We depend on large purchases from a significant customer, Walmart, and any loss, cancellation or delay in purchases by this customer could cause a shortfall in revenue, excess inventory and inventory holding or obsolescence charges.

For the nine months ended September 30, 2011, Walmart represented over 50% of iFrogz revenue and 8% of the consolidated revenue balance.  Walmart does not have minimum purchase requirements and can stop purchasing our products at any time or with very short notice.  We expect that Walmart will continue to represent a substantial percentage of the sales of iFrogz products.  If Walmart reduces, delays or cancels orders with us, and we are not able to sell our products to new customers at comparable levels, our revenue could decline significantly and could result in excess inventory and inventory holding or obsolescence charges.  In addition, any difficulty in collecting amounts due from Walmart would negatively impact our result of operations.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds (in thousands, except per share data)

During the nine months ended September 30, 2011, we issued the following securities:

We issued 10 shares of common stock valued at $100, to a consultant in exchange for consulting services provided.  The terms of the transaction were privately negotiated, and did not involve any public offering.

We issued 194 shares of common stock in exercise of warrants to purchase 198 shares.  We received proceeds of $700 related to the exercise of the warrants.    The terms of the transactions were privately negotiated, and did not involve any public offering.

We also issued 4,444 shares of common stock in connection with the purchase of iFrogz with a fair value of $46,200.  The terms of the transaction were privately negotiated, and did not involve any public offering.

In each of the transactions listed above, the securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and rules and regulations promulgated thereunder.  None of the transactions involved a public offering.

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

10.6	Continuing and Unconditional Guaranty of ZAGG Europe LTD (filed as Exhibit 99.6 to a Current Report on Form 8-K filed with the Commission on March 14, 2011, and incorporated herein by this reference).
10.7	Stock Purchase Agreement, dated June 21, 2011 (filed as Exhibit 99.1 to a Current Report on Form 8-K filed with the Commission on June 22, 2011, and incorporated herein by this reference).
10.8	Financing Agreement, dated as of June 21, 2011 (filed as Exhibit 99.2 to a Current Report on Form 8-K filed with the Commission on June 22, 2011, and incorporated herein by this reference).
10.9	Amended and Restated Marketing Agreement between ZAGG Inc and HzO, Inc.
10.10	Distribution Agreement between ZAGG Inc and HzO, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZAGG INC

Date: November 18, 2011	By:	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II,
President and Chief Executive Officer (Principal executive officer)

Date: November 18, 2011	By:	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer (Principal financial officer)