Form 10-K/A
period 2010-12-31
ZAGG Inc
filed 2012-01-27
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34528

ZAGG INC

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of ZAGG Inc (the “Company”) for the fiscal year ended December 31, 2010, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2011 (the “Original Filing”). This Form 10-K/A amends the Original Filing to reflect a restatement in management’s assessment of the disclosure controls and procedures as of December 31, 2010, and to restate Management’s Report on Internal Control Over Financial Reporting to include a material weaknesses resulting from the lack of a sufficient number of accounting professionals with the necessary experience and training as of December 31, 2010. In addition, this Amendment No. 1 includes a restated Report of Independent Registered Public Accounting Firm regarding Internal Control Over Financial Reporting, and a restated Report of Independent Registered Public Accounting Firm as part of Item 8, Financial Statements and Supplementary Data. Amendment No. 1 does not include any changes to the Company’s Consolidated Financial Statements included in the Original Filing.  The following sections of the Original Filing are revised in this Amendment No. 1:

Part II

-	Item 8 – Financial Statements and Supplementary Data

-      Report of Independent Registered Public Accounting Firm

-	Item 9A – Controls and Procedures

-      Item 9A.1 Disclosure Controls and Procedures

-      Item 9A.2 Changes in Internal Control Over Financial Reporting

-      Item 9A.3 Management’s Report on Internal Control over Financial Reporting

-      Item 9A.5 Report of Independent Registered Public Accounting Firm

In addition, the Company’s principal executive officer and principal financial officer have provided new certifications in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing (except as amended hereby), as well as the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ZAGG Incorporated’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2011, except for the restatement of the effectiveness of internal control over financial reporting for the material weakness related to the lack of a sufficient number of accounting professionals with the necessary experience and training, which is as of January 27, 2012, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP
Salt Lake City, Utah
March 24, 2011, except for the restatement of the effectiveness of internal control over financial reporting, which is as of January 27, 2012.

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

o
10.0% commission payments on orders received by the Company from retailers and distributors first introduced to the company by Teleportall during the first 60 days after the introduction is made (the “Load-in Period”) to be split 50/50 between cash to Teleportall and principal payments on the Note. However, all commission payments will be paid to ZAGG if Teleportall is in breach of the terms of the Note or any other agreements between the parties; and

o
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2010.  Based on that evaluation in the Original Filing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. Subsequently, we determined that we had a material weakness in internal control over financial reporting resulting from the lack of a sufficient number of accounting professionals with the necessary experience and training as of December 31, 2010. As a result of the material weakness that has been determined to exist as described in Management’s Report on Internal Control Over Financial Reporting, our principal executive officer and principal financial officer have now concluded that our disclosure control and procedures were not effective as of December 31, 2010.

2.	Changes in Internal Control Over Financial Reporting

Other than the material weakness noted below, there have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on  the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management had concluded in the Original Filing that as of December 31, 2010, we maintained effective internal control over financial reporting. Subsequently, we identified a material weakness in internal control over financial reporting specifically, we lack  a sufficient number of accounting professionals with the necessary experience and training as of December 31, 2010.

As a result of the material weakness described above, management has now concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included at 9A.5 below.

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

5.	Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of ZAGG Incorporated

We have audited ZAGG Incorporated’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ZAGG Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.3). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  A material weakness related to a lack of a sufficient number of accounting professionals with the necessary experience and training has been identified and included in management’s assessment.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ZAGG Incorporated and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements for the year ended December 31, 2010, and this report does not affect our report on the consolidated financial statements dated March 24, 2011, which expressed an unqualified opinion on those consolidated financial statements.

The assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting has been restated by ZAGG Incorporated management to disclose the aforementioned material weakness and the resultant ineffectiveness of its internal control over financial reporting.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, ZAGG Incorporated has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG LLP

Salt Lake City, Utah
March 24, 2011, except as to the restatement of the effectiveness of internal control over financial reporting for the material weakness related to a lack of a sufficient number of accounting professionals with the necessary experience and training, which is as of January 27, 2012

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAGG INC

Dated: January 27, 2012	By:	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II CEO and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: January 27, 2012	By:	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II CEO and Chairman (Principal Executive Officer)

Dated: January 27, 2012	By:	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: January 27, 2012	By:	/s/ ED EKSTROM
Ed Ekstrom Director

Dated: January 27, 2012	By:	/s/ SHU UEYAMA
Shu Ueyama Director

Dated: January 27, 2012	By:	/s/ RANDY HALES
Randy Hales President, Chief Operating Officer & Director

Dated: January 27, 2012	By:	/s/ CHERYL LARABEE
Cheryl Larabee Director