Form 10-Q/A
period 2011-03-31
ZAGG Inc
filed 2012-01-27
CIK 1296205

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends ZAGG Inc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission on May 10, 2011 (the “Original Filing”). This Form 10-Q/A amends the original filing to reflect a change in management’s assessment of the disclosure controls and procedures as of March 31, 2011. Amendment No. 1 does not include any changes to the Company’s Condensed Consolidated Financial Statements included in the Original Filing. The following section of the Original Filing was revised:

-	Item 4 – Controls and Procedures

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

Item 4.              Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934 as of the end of the period covered by this Report.  Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures were not effective as of the period covered by this Quarterly Report on Form 10-Q due to a material weakness:  specifically, a lack of a sufficient number of accounting professionals with the necessary experience and training.

Changes in Internal Controls over Financial Reporting

We have made no changes in our internal controls over financial reporting in the most recent quarterly reporting period that have materially affected, or are reasonably likely to affect our internal controls over financial reporting.

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

ZAGG INC

Date: January 27, 2012	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II,
Chief Executive Officer
(Principal executive officer)

Date: January 27, 2012	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer
(Principal financial officer)

4