Form 10-Q/A
period 2011-06-30
ZAGG Inc
filed 2012-01-27
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) amends ZAGG Inc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Original Filing”). This Form 10-Q/A amends the original filing to reflect a change in the description of a material weakness contained in management’s assessment of the disclosure controls and procedures as of June 30, 2011. Amendment No. 2 does not include any changes to the Company’s Condensed Consolidated Financial Statements included in the Original Filing. The following section of the Original Filing was revised:

-	Item 4 – Controls and Procedures

In addition, the Company’s principal executive officer and principal financial officer have provided new certifications in connection with this Amendment No. 2 (Exhibits 31.1, 31.2, 32.1, and 32.2).

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing (except as amended hereby), as well as the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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

Limitations on the Effectiveness of Internal Controls

An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZAGG INC

Date: January 27, 2012	By:	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II,
Chief Executive Officer (Principal executive officer)

Date: January 27, 2012	By:	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer (Principal financial officer)

4