Form 10-Q/A
period 2011-09-30
ZAGG Inc
filed 2012-01-27
CIK 1296205

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends ZAGG Inc’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 18, 2011 (the “Original Filing”). This Form 10-Q/A amends the original filing to reflect a change in the description of a material weakness contained in management’s assessment of the disclosure controls and procedures as of September 30, 2011. Amendment No. 1 does not include any changes to the Company’s Condensed Consolidated Financial Statements included in the Original Filing. The following section of the Original Filing was revised:

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

Item 4.              Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934 as of the end of the period covered by this Report.  Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures were not effective as of the period covered by this Quarterly Report on Form 10-Q due to a material weakness:  specifically, a lack of a sufficient number of accounting professionals with the necessary experience and training. During the third quarter of 2011, management commenced the remediation process by hiring additional accounting support staff with this skill set. Management is currently in the process of performing internal testing to ensure that the controls instituted are designed and operating effectively.

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

Changes in Internal Controls over Financial Reporting

As a result of rapid growth, the Company has experienced a lack of a sufficient number of accounting professionals with the necessary experience and training. However as noted above, during the quarter ended September 30, 2011, we hired additional accounting professionals and we are in the processing of performing our internal assessment to verify that controls are designed and operating effectively.  We believe that these additional accounting professionals contribute to the remediation of the material weakness described above.

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