Form 10-K
period 2011-12-31
ZAGG Inc
filed 2012-03-15
CIK 1296205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 2 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicated by check mark whether the registrant:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011, was $206,498,718.  For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares of the Registrant’s common stock outstanding as of March 13, 2012, was 30,038,527.

ZAGG INC

2011 FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “estimate,” “anticipate,” “believe,” “expect,” “forecast,” “plan,” “potential,”  or similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements.  In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

ITEM 1.                      BUSINESS

Our Business

Headquartered in Salt Lake City, Utah, ZAGG Inc and subsidiaries (the “Company” or “ZAGG”) designs, manufactures and distributes protective coverings, audio accessories and power solutions for consumer electronic and hand-held devices under the brand names invisibleSHIELD®, ZAGGskins™, ZAGGbuds™, ZAGGsparq™, ZAGGmate™, ZAGGfolio™, ZAGGkeys™, iFrogz™ and Earpollution™.

Our flagship product, the invisibleSHIELD, is made from a protective film covering that was developed originally to protect the leading edges of rotary blades of military helicopters. We determined that this same film product could be configured to fit onto the surface of electronic devices and marketed to consumers for use in protecting such devices from every day wear and tear, including scratches, scrapes, debris and other surface blemishes. The film also permits touch sensitivity, meaning it can be used on devices that have a touch-screen interface. The invisibleSHIELD film material is highly reliable and durable because it was originally developed for use in a high friction, high velocity context within the aerospace industry. The film provides long lasting protection for the surface of electronic devices subject to normal wear and tear. The film is a form of polyurethane substance, akin to a very thin, pliable, flexible and durable clear plastic that adheres to the surface and shape of the object to which it is applied.

The invisibleSHIELD is designed specifically for Apple® iPods®, iPhones® and iPads®, laptops, cell phones, digital cameras, watch faces, GPS systems, gaming devices, and other items. (Apple, iPod, iPad, and iPhone are all registered trademarks of Apple, Inc.) The product is “cut” to fit specific devices and packaged together with a moisture activating solution which makes the invisibleSHIELD adhere to the surface of the device, literally “like a second skin,” and virtually invisible to the eye.  The invisibleSHIELD is not ornamental, but rather provides a long lasting barrier to preserve the brand new look of the surface of an electronic device.  In early 2010, we introduced the invisibleSHIELD DRY, which is a protective film made from the same material as the original invisibleSHIELD, and engineered to be clearer, smoother to the touch, and applied without the need for fluid.  In the beginning of 2011, we added the invisibleSHIELD Smudge-Proof to our line, which added features to the invisibleSHIELD film that eliminate smudges, fingerprints, and glare from the device display. In January 2012, we introduced the invisibleSHIELD HD, a new premium version of the invisibleSHIELD that offers industry-leading clarity and finish, online at www.ZAGG.com and at select retail partners.

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

As of the date of this report, ZAGG offered over 5,900 precision pre-cut invisibleSHIELD designs with a lifetime replacement warranty through online channels, big-box retailers, electronics specialty stores, resellers, college bookstores, Mac stores, and mall kiosks.  We plan to increase our product lines to offer new electronic accessories to our tech-savvy customer base, as well as an expanded array of invisibleSHIELD products for other industries.  Given the amazing success of the invisibleSHIELD (evidenced by an increase in sales, comparing 2010 to 2011 of 49%, from $69.3 million to $103.2 million), ZAGG has the unique opportunity to offer additional accessories from a trusted source to gadget enthusiasts worldwide.

The ZAGGaudio brand of electronics accessories and products was first released in late 2008, and continues to focus on innovation and superior value.  The flagship product within ZAGGaudio is the award winning ZAGGsmartbuds™ line, which includes ZAGGaquabuds, a water-resistant earbud introduced in late 2010.  A previous winner of the coveted CES Design and Innovation award, the ZAGGsmartbuds line has been very well received by professional reviewers, experts and the consumer base. On January 12, 2010, we were awarded patent number US D 607,875 by the U.S. Patent and Trademark Office, covering design elements of ZAGGsmartbuds in-ear headphones.

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

In early 2009, we introduced the ZAGGsparq, a small, powerful, portable battery that can recharge a power-hungry “smartphone” up to four times before the ZAGGsparq itself needs to be recharged.  Featuring a 6000ma lithium polymer cell, the ZAGGsparq plugs into a wall outlet and provides two USB ports for charging mobile devices.  An adapter is also included that fits many international standards.  The ZAGGsparq is compatible with any USB-charged device, including the Apple iPad, iPod, and iPhone, as well as cell phones, handheld gaming systems, and digital cameras.

We introduced ZAGG LEATHERskins in early 2010.  ZAGG LEATHERskins are thin, pliable cases that apply directly to personal electronics like a film, and are created from genuine leather.  Available in typical leather shades and premium animal patterns, ZAGG LEATHERskins use an adhesive that holds the skin firmly in place on the device, but can be removed if necessary.  Later in 2010, we broadened the line to include ZAGG sportLEATHER products, which are also created from genuine leather and feature authentic recreations of baseball, football and basketball textures.  ZAGG LEATHERskins and sportLEATHERS are available for the most popular personal electronics.

We introduced the ZAGGmate in November 2010.  The ZAGGmate is a protective and functional companion to the Apple iPad and iPad 2, as well as the new iPad, that accentuates both the appearance and utility of Apple's innovative device. Made from aircraft-grade aluminum with a high quality finish, the patent-pending ZAGGmate matches the design, look and feel of the iPad and iPad 2.  The ZAGGmate line features two models, one with a simple, innovative stand and built-in wireless Bluetooth® keyboard that allows for fast, responsive typing, and interaction with the iPad's features.  The second model replaces the keyboard with a more versatile stand that provides multiple angles for use.  The ZAGGmate was the recipient of several prestigious industry awards, including the Macworld Expo 2011 Best of Show and recognition as a CES Innovations Design and Engineering Honoree. On April 7, 2011, we partnered with Logitech on the ZAGGmate product and renamed it the Logitech Keyboard Case by ZAGG. Under the partnership with Logitech, we receive royalty payments for all units sold by Logitech.

As a follow up to our very successful ZAGGmate, we launched the ZAGGfolio in July 2011.  The ZAGGfolio is a stylish and functional case for the iPad 2 and Samsung Galaxy tablet that not only offers full protection, but increases productivity through a removable, Bluetooth keyboard.  Operating with Bluetooth 3.0, the integrated battery will last for months between charges.  A true 3-in-1 solution with a keyboard, stand and full protective cover, the patent pending ZAGGfolio is the winner of multiple awards including the 2012 CES Innovations Design and Engineering Showcase Honors.  In fall of 2011, we expanded the ZAGGfolio family to include 11 different colors, textures and patterns including genuine leather.

In November 2011, ZAGG launched the ZAGGkeys FLEX, a portable Bluetooth keyboard and stand.  As implied by its name, the FLEX offers flexible function for the two most popular tablet and smartphone operating systems; a switch on the keyboard toggles between the Apple iOS and Android®.  The ZAGGkeys FLEX utilizes same keyboard layout as our award-winning Logitech Keyboard Case and ZAGGfolio, ensuring a true typing experience.  The ZAGGkeys FLEX includes a unique keyboard cover that easily converts into a stable stand compatible with nearly any tablet or smartphone.  The ZAGGkeys FLEX was named an honoree at the 2012 CES Innovations Design and Engineering Showcase.

We maintain our corporate offices and operational facility at 3855 South 500 West, Suites B, C, D, I, J, K, L, M, N, O, and S, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699.  Our website address is www.ZAGG.com.  Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report.

Acquisition of iFrogz

On June 21, 2011, the Company, ReminderBand, Inc., dba iFrogz (“iFrogz”), and the owners of iFrogz entered into a Stock Purchase Agreement pursuant to which ZAGG acquired 100% of the outstanding shares of iFrogz. The combination of ZAGG and iFrogz represents an opportunity to create a market leader in the mobile device accessories industry by building on complementary brands and increasing overall market share by growing product lines and expanding distribution.

iFrogz is headquartered in Logan, Utah, and designs, manufactures and distributes protective coverings and digital audio accessories for consumer electronic and hand-held devices under the brand names iFrogz™ and Earpollution™.

iFrogz began in 2006 by creating protective covers for iPods with a unique combination of fashion and quality that was received well by the marketplace through online sales only. In early 2007, iFrogz began distributing through large retailers. Subsequently, the iFrogz product offering has expanded into cell phones, other music devices, and a wider variety of fashion assortments for mobile devices, while continuing to expand its retail customer base.

In the summer of 2007, iFrogz released its first line of audio products under the Earpollution brand. The eclectic selection of Earpollution™ earbuds and headphones targets a younger demographic, yet still appeals to a wide demographic of consumers.

iFrogz continues to innovate its product lines allowing it to remain ahead of the curve in the electronic device accessory fashion market.

Strategy

At ZAGG, we are “Zealous About Great Gadgets.” We believe that hand-held devices and gadgets can be best enjoyed with the right mix of (1) protection to prevent the device from getting scratched or damaged and (2) accessories that enhance the consumers’ experience with their electronic device. The mix of our full product offering that includes the invisibleSHIELD, ZAGGskins, iFrogz protective cases, ZAGG and iFrogz audio accessories, ZAGGsparqs, and our keyboard lines provide the end consumer with unparalleled device protection and enhanced enjoyment of their mobile electronic device.

We will continue to expand our product offering by focusing on innovative products and services that we can target market to our customers based on their purchase history.  Our current lines of accessory items, including our brands ZAGGskins™, ZAGG LEATHERskins™, ZAGGbuds™, ZAGGsparq™, ZAGGmate™, ZAGGfolio™, ZAGGkeys™, ZAGGkeys™ FLEX, iFrogz™ cases, and Earpollution™ audio products are available to our customers through our websites at www.ZAGG.com and www.iFrogz.com, and through our retail distribution channels.

As we continue to develop and enhance our brand name and reputation, we anticipate expanding to new product lines that complement our overall strategy and enhance our market presence.

Design and Packaging

We design the invisibleSHIELD product for application on thousands of specific electronic devices.  We acquire raw materials from third party sources that are delivered to our facilities and assembled for packaging. In addition, we out-source the high volume precision-cutting of the materials, which we consider to be more cost effective.  We then package the configured materials together with an installation kit consisting of a moisture adhesive-activating solution, a squeegee, and instructions for application on specific electronic devices.  We also outsource some of these packaging processes to independent third parties.  We have established relationships with package assembly, shipping, and logistics companies that allow us to expand our production and shipping capacity as we continue to grow.

We also custom design each cutout for each electronic device and currently have over 5,900 unique designs.  The cutout designs are developed internally and owned exclusively by us.  We do not own the patent for the base materials, which are held by the supplier.  Our supplier has verbally agreed to not sell the base materials to any of our competitors.  We believe that our relationship with the manufacturer of the raw material is on excellent terms and anticipate no interruption in our ability to acquire adequate supplies of raw materials and produce products.

We manufacture our mobile device accessories (ZAGGsparq, ZAGGmate, ZAGGfolio, ZAGGkeys, ZAGGbuds, iFrogz cases, and Earpollution audio accesories) using third party manufacturers. We have established relationships with third-party manufacturers, package assembly, warehousing, shipping, and logistics companies that allow us to expand our production and shipping capacity as we continue to grow.

We developed our retail packaging with the input of major retailers to appeal to the consumer.  We have designed the hard plastic and cardboard box packaging to be informative and attractive for point-of-sale displays.

Market for Products

The portable electronic device market, notably handheld devices, is continuing to see advancements in performance and functionality in existing models.  Furthermore, the market is expanding as evidenced by new product developments in portable electronic devices.  Correspondingly, the aesthetics of such devices are increasingly important as buyers typically consider the look and feel of such devices, as much as performance, in making their purchasing decisions.

As a result, an industry and significant market has emerged for (1) protecting portable electronic devices, notably the “high end” devices – both in terms of price, and design/functionality, and (2) enhancing the consumer experience with accessories for mobile electronic devices.

We sell each of our product lines directly via our websites, and through our distributors and retail sellers, to consumers of electronic household and hand-held devices.  We sell a significant amount of product for use on Apple’s iPad, iPhone, and iPod devices.   According to industry sources, over 38.6 million iPods, 93.1 million iPhones, and 40.5 million iPads were sold by Apple during 2011. These sales numbers could increase in 2012 when considering current Apple product offerings and the release of a new models of the iPad, iPhone, and iPod devices.

In addition to Apple, the handheld electronics industry has continued to market and develop devices with touch screen interfaces, and several major manufacturers, including Samsung, Motorola, Lenovo, RIM and HTC continue to release innovative products each year.  The invisibleSHIELD is the ideal device protection offering for all types of gadgets, in particular touch-screen devices, as it does not interfere with the functionality of the device while offering complete scratchproof protection.  Our keyboard product line is ideal for tablet and smartphone users as our product line includes keyboards that are both device specific (ZAGGmate for the Apple iPad and iPad 2; ZAGGfolio for the Apple iPad, iPad 2, and Samsung Galaxy) and device agnostic (ZAGGkeys) that are compatible with many tablet and smart phone devices. In addition our ZAGGaudio and Earpollution product lines offer excellent enhancement to any mobile device. We will continue to focus our marketing and innovation efforts around these types of gadgets that protect and enhance mobile devices.

On April 7, 2011, we partnered with Logitech on the ZAGGmate product and renamed it the Logitech Keyboard Case by ZAGG. Under the partnership with Logitech, we receive a royalty payment for all units sold. Currently, we have not entered into any similar arrangements for any other products.

As of the date of this report, we have not partnered with any manufacturers of electronic devices to bundle our products with such devices on initial sale, or to include as part of the device, the application of our products. In the future, we may seek such an arrangement or an alternative co-marketing agreement, but we have not entered into definitive negotiations for such an arrangement at this time.

Market Segments

With over 5,900 invisibleSHIELD products/product configurations available, we have a protective covering for all major market segments of handheld electronic devices, including:  iPods and other brand MP3 players; iPads and other notebook computers and tablets; cell phones, laptops, GPS devices, watch faces, and similar devices and surfaces. We intend to continue to configure the invisibleSHIELD product for use in newly developed consumer devices. The invisibleSHIELD can be quickly configured, packaged, and shipped to customers for new devices as they enter the consumer marketplace, making the invisibleSHIELD available for purchase at the time of or within days of the launch of new electronic devices.

One of our fastest growing market segments is the smartphone and tablet consumer.  Most often, smartphone and tablet buyers are drawn to the device by its elegant design, as well as its easy-to-use functionality.  However, everyday use often mars the finish of these devices, screen and other areas that receive wear and tear.  The invisibleSHIELD and iFrogz cases offer excellent device protection, while not impeding the form or functionality of the smart phones and tablets, and do not inhibit the touch sensitivity for smartphones and tablets with touch screen technology.

As sales of electronics continue to grow, we anticipate that sales of our complementary accessory products will continue to grow, as well.  Four of the largest areas of our market opportunities relate to sales of iPods, cellular telephones, digital cameras and tablet computing devices.  According to industry sources, over 38.6 million iPods, 93.1 million iPhones, and 40.5 million iPads were sold by Apple during 2011.  In addition, industry sources project that the worldwide global accessories market will increase from an estimated $41.0 billion revenue industry during 2011 to an estimated $61.0 billion industry in 2015. Management believes that ZAGG is positioned to serve market needs within this industry with our multiple products lines that include protection, audio, mobile power, and keyboard products.

Marketing and Distribution

We sell our products directly on our websites, through distributors, through kiosk vendors in shopping malls and retail centers, and through electronics retailers.  Our products are available for sale worldwide via our websites.  Currently we advertise our products primarily on the Internet, through print advertisements in conjunction with our retail partners, and through point of sale displays at retail locations.  We also advertise our products on television and radio both locally and nationally.  We intend to strategically expand our advertising activities in 2012.  We are also seeking to create strategic partnerships with makers of cellular phone devices and electronic accessories.

Indirect Channels

We sell our invisibleSHIELD products through indirect channels including big box retailers, domestic and international distributors, independent Apple retailers, university bookstores, and small independently owned consumer electronics stores.  For the year ended December 31, 2011, we sold approximately $138.9 million of product through these indirect channels, or approximately 78% of our overall net sales for 2011.  We require all indirect channel partners to enter into a reseller agreement with us.

We continue to utilize multiple distributors to market and place our products for sale in the United States and abroad.  We have entered into distribution agreements for many geographic locations including the United States, Canada, the United Kingdom, Australia, Hong Kong, Saudi Arabia, South Korea, Mexico, Japan, Germany, Sweden, the Netherlands, and South America for the marketing, distribution and sale of our products.

We are continuously negotiating for new distribution relationships in the United States and abroad to increase the marketing and sale of our products in retail locations.

Website Sales

We sell our products worldwide directly to consumers on our websites at www.ZAGG.com and www.iFrogz.com. For the year ended December 31, 2011, we sold approximately $26.9 million of product on our website, or approximately 15% of our overall net sales for 2010.

We also generated revenue from shipping charges to customers.  For the year ended December 31, 2011, we generated approximately $2.0 million from shipping charges, primarily from our internet customers, or approximately 1% of our overall net sales for 2011.

Mall Kiosk Vendors

We sell our invisibleSHIELD and other products to kiosk vendors in shopping malls and retail centers.  We enter into agreements with such vendors who purchase the products and resell them to consumers.  For the year ended December 31, 2011, we sold approximately $11.4 million of product, or approximately 6% of our overall net sales for 2011, through our corporate owned mall carts and to licensed cart owners.  The third party licensed cart owners are required to enter into a standard license and resale agreement with us wherein we charge an upfront license fee that is recognized into revenue over the life of the license.  For the year ended December 31, 2011, we recognized $0.2 million related to these license agreements.

Company Organization

Our operations are divided into two operating groups:  ZAGG and iFrogz. Within ZAGG and iFrogz, we are organized as follows: marketing and sales, which includes the development and maintenance of our websites, customer service, production, distribution and shipping, art and graphics, product design, and general and administration functions.  Operations of HzO are completely separate of those at the Company.

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

Intellectual Property Rights

ZAGG owns U.S. Patents for a number of its products, including its invisibleSHIELD protective films for electronic devices. ZAGG continues to actively pursue further protection for its invisibleSHIELD® protective films in the United States and in foreign countries, having filed patent applications for (i) durable transparent films that cover and protect all of the outer surfaces of consumer electronic devices; (ii) both wet and dry application processes for securing protective films to consumer electronic devices; and (iii) dry-application protective films.  ZAGG has also obtained and continues to seek patent protection for its popular in-ear headphones.  In addition, ZAGG has filed patent applications for its ZAGGmate protective cases, which provide protection for tablet computers without distracting from their appearance, and many of our other current and expected product offerings.

ZAGG owns more than 5,900 invisibleSHIELD protective films designs for protecting a variety of consumer electronic devices.  New designs are routinely added to ZAGG’s portfolio. ZAGG also owns designs for its ZAGGmate products. ZAGG has filed design applications in the United States and abroad to protect many of its most popular designs, and has received exclusive design rights from a number of jurisdictions.

Additionally and as described in detail below, ZAGG claims common law protection, has applied to register and/or has secured trademark registrations for a variety of trademarks in the United States and in foreign countries.

ZAGG has strategically developed exclusive relationships and exclusive agreements with a number of third party vendors, suppliers and partners.  ZAGG’s long-standing relationships with its raw materials suppliers and its manufacturers expand the scope of potential intellectual property protection available to ZAGG including development of innovative solutions for protective films. These exclusive relationships also provide ZAGG with a reasonable expectation that it will be able to supply its customers with products long into the future.

ZAGG regularly files applications to protect its inventions, designs and trademarks. While ZAGG believes that the ownership of intellectual property protection is important to its business, and that its success is based in part upon the ownership of intellectual property rights, ZAGG’s success is also based upon the innovation competencies of its creative team.

Patents

ZAGG has been awarded U.S. Patent No. 7,957,524, titled Protective Covering for An Electronic Device.  This patent provides ZAGG with exclusive patent rights to protective coverings and systems and methods for covering mobile electronic devices with thin protective films.  ZAGG is seeking further patent protection for (i) a Protective Covering for An Electronic Device through the patent application that has been published as U.S. Patent Application Publication No. 2011/0236629, and (ii) a Protective Covering with a Customizable Image for an Electronic Device through the patent application that has been published as U.S. Patent Application Publication No. 2010/0270189, which is intended to protect ZAGG’s ZAGGskins™ products.

The United States Patent and Trademark Office (“USPTO”) has also granted U.S. Patent No. D607,875, titled Headset with Earphones Configured for Connection to Electronic Device to ZAGG. This patent provides ZAGG with exclusive rights to certain design elements of ZAGG’s popular in-ear headphones.  ZAGG is seeking further patent protection for its in-ear headphones through the patent application that has been published as U.S. Patent Application Publication No.2010/0272305, titled Headset with Earphones.

ZAGG has acquired the U.S. Patents 7,389,869 entitled Display Protective Film Application Kit and 7,784,610 entitled Protective Film Application Kit and Method. (See Item 3 – Legal Proceedings, below) These patents provide ZAGG with exclusive rights to certain kits and methods for applying protective films to mobile electronic devices.

ZAGG is also seeking patent protection for its protective cases for mobile computing devices through the patent applications that have been published as U.S. Patent Application Publication No. 2012/0008269, titled Protective Cover for a Mobile Computing Device, Systems Including Protective Covers, and Associated Methods and U.S. Patent Application Publication No. 2012/00088299, titled System and Apparatus for Protecting a Mobile Device.

Additional yet-to-be published patent applications have been filed by ZAGG to protect a variety of its innovations.

Trademarks

ZAGG is the owner of the following Trademark Registrations from the USPTO:

•	Shield Design, Registration No. 3,923,393
•	INVISIBLE SHIELD, Registration No. 3,825,458
•	ZAGG, Registration No. 3,838,237
•	EARPOLLUTION, Registration No. 3,744,404
•	MYFROGZ, Registration No. 3,813,731
•	IFROGZ, Registration No. 3,309,320
•	SHIELDZONE, Registration No. 4,096,424

ZAGG is the owner of the following Trademark Applications pending with the USPTO:

•	ZAGG, Application No. 85116623
•	ZAGG (and design), Application No. 85111773
•	ZAGG, Application No. 85109344
•	LUXE, Application No. 85130165
•	Z (and design), Application No. 85111785
•	ZAGGFOLIO, Application No. 85391305
•	ZAGGMATE, Application No. 85391019
•	EARPOLLUTION, Application No. 85556181
•	EARPOLLUTION, Application No. 85095022
•	Frog Design, Application No. 85087016
•	IFROGZ (and design), Application No. 85087013
•	IFROGZ, Application No. 85087009
•	INVISIBLE SHIELD, Application No. 85127327
•	SHIELDZONE, Application No. 85511820
•	APPSPACE, Application No. 85511940
•	Soundwave Design, Application No. 85095082
•	EAR POLLUTION (and design), Application No. 85095062
•	STICK IT TO YOUR DEVICE, Application No. 85494957
•	NANO-MEMORY TECHNOLOGY (and design), Application No. 85491435
•	MILITARY GRADE (and design), Application No. 85490915
•	MATE, Application No. 85391035
•	SPARQ, Application No. 85126213
•	MADE FOR SMART PHONES Z (and design), Application No. 85121209
•	MADE FOR SMARTPHONES, Application No. 85118000
•	SOLO, Application No. 85480307
•	ZAGGKEYS FLEX, Application No. 85480247
•	FLEX, Application No. 85480072
•	ZAGGKEYS, Application No. 85478884
•	APPSPACE, Application No. 77804158

ZAGG also claims common law trademark rights in the U.S. to each of the trademarks listed above as well as to the following marks: the “SHIELD SPRAY,” “ULTIMATE SCRATCH PROTECTION,” “ZAGGFOAM,”  “ZAGGWIPES,” “ZEALOUS ABOUT GREAT GADGETS,” “ZAGGSKINS,” “ZAGGAUDIO,” “ZAGGSPARQ,” “ZAGGSMARTBUDS,” “ZAGGAQUABUDS,” “ZAGGBUD,” “ZAGGKEYS SOLO,” “SPORTLEATHER,” “LEATHERSKINS,” “LEATHERCREAM,” “ZAGGBAG,” “ZAGGBAG DIVIDE,” “IN-EAR BLISS,” “ENDLESS POWER, TO GO,” “ON-THE-GO POWER,” “TAGZAGG,” “ZAGG DAILY,” “ZAGG ZEALOTS,”  and “ENHANCING AND PROTECTING THE MOBILE EXPERIENCE.”

ZAGG has also received the following trademark registrations outside of the U.S.:

•	ZAGG, Reg. No. 6328215 – EUROPEAN COMMUNITY
•	ZAGG, Reg. No. 5234734 – JAPAN
•	ZAGG, Reg. No. 1266121 – AUSTRALIA
•	ZAGG, Reg. No. 301217754 – HONG KONG
•	ZAGG, Reg. No. 40-2008-0048050 – SOUTH KOREA
•	ZAGG, Reg. No. 1098228 – MEXICO
•	ZAGG, Reg. No. 1230111 – MEXICO
•	ZAGG, Reg. No. 7444833 – CHINA
•	ZAGG, Reg. No. 1070970 – CHINA (Extension of International Registration)
•	ZAGG, Reg. No. 1742932 – INDIA
•	INVISIBLE SHIELD, Reg. No. 413209 – COLOMBIA
•	INVISIBLE SHIELD, Reg. No. 801915 - CANADA
•	INVISIBLE SHIELD (and design), Reg. No. 8492051 – EUROPEAN UNION
•	APPSPACE, Reg. No. 8879819 – EUROPEAN COMMUNITY
•	APPSPACE, Reg. No. 8076456 – CHINA
•	APPSPACE, Reg. No. 8076457 – CHINA
•	APPSPACE, Reg. No. 5411181 – JAPAN
•	EARPOLLUTION, Reg. No. 9196262 – EUROPEAN COMMUNITY
•	EARPOLLUTION, Reg. No. 1067272 – AUSTRALIA (Extension of International Registration)
•	EARPOLLUTION, Reg. No. 931138 – CHILE
•	EARPOLLUTION, Reg. No. 9291915 – EUROPEAN COMMUNITY
•	EARPOLLUTION, Reg. No. 1067272 – International Registration
•	EARPOLLUTION, Reg. No. 835859 – NEW ZEALAND
•	EARPOLLUTION, Reg. No. 9292277 – EUROPEAN COMMUNITY
•	Soundwave Design, Reg. No. 1066131 – AUSTRALIA (Extension of International Registration)
•	Soundwave Design, Reg. No. 931226 – CHILE
•	Soundwave Design, Reg. No. 9291832 – EUROPEAN COMMUNITY
•	Soundwave Design, Reg. No. 1066131 – International Registration
•	Soundwave Design, Reg. No. 835858 – NEW ZEALAND
•	Soundwave Design, Reg. No. 1066131 – NORWAY (Extension of International Registration)
•	Soundwave Design, Reg. No. 1066131 – RUSSIAN FEDERATION (Extension of International Registration)
•	IFROGZ, Reg. No. 1067284 – AUSTRALIA (Extension of International Registration)
•	IFROGZ, Reg. No. 931225 – CHILE
•	IFROGZ, Reg. No. 5416301 – CHINA
•	IFROGZ, Reg. No. 9274671 – EUROPEAN COMMUNITY
•	IFROGZ, Reg. No. 1067284 – International Registration
•	IFROGZ, Reg. No. 5018172 – JAPAN
•	IFROGZ, Reg. No. 835856 – NEW ZEALAND
•	IFROGZ, Reg. No. 1067284 – NORWAY (Extension of International Registration)
•	IFROGZ (and design), Reg. No. 9274754 – EUROPEAN COMMUNITY
•	Frog Design, Reg. No. 1066905 – AUSTRALIA (Extension of International Registration)
•	Frog Design, Reg. No. 931224 – CHILE
•	Frog Design, Reg. No. 9274853 – EUROPEAN COMMUNITY
•	Frog Design, Reg. No. 1066905 – International Registration
•	Frog Design, Reg. No. 835857 – NEW ZEALAND
•	Frog Design, Reg. No. 1066905 – NORWAY (Extension of International Registration)

ZAGG has also filed trademark applications for one or more of its above-identified trademarks in the following jurisdictions:

•	Argentina
•	Australia
•	Brazil
•	Canada
•	Chile
•	China
•	European Community
•	Hong Kong
•	India
•	Israel
•	Japan
•	Mexico
•	Norway
•	Russian Federation
•	South Korea
•	Switzerland
•	Thailand
•	Turkey
•	Venezuela

Government Regulations

Our operations are subject to various federal, state and local employee workplace protection regulations including those of the Occupational Safety and Health Administration (“OSHA”). We believe that compliance with federal OSHA regulations, as well as state and local work-place protection regulations, will not have a material adverse effect on our capital expenditures, earnings and competitive and financial position.  Although we believe that our worker and employee safety procedures are adequate and in compliance with law, we cannot completely eliminate the risk of injury to our employees, or the possibility that we may occasionally, unintentionally, be out of compliance with applicable law.  In such event, we could be liable for damages or fines or both.

Employees

We have 215 full-time employees and 46 part time employees, including our management team.  We have 205 employees in the United States and Ireland that support the ZAGG operating segment, including 22 employees employed on an hourly or part-time basis at our retail cart/kiosk locations.  In addition, we have 56 employees in the United States and France that support our iFrogz operating segment, including 24 hourly or part-time employees.  No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes.  We believe our relationship with our employees is good.

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

Following the Merger, ShieldZone was reincorporated in Nevada as a subsidiary of AKE. On March 7, 2007, ShieldZone was merged into AKE and AKE changed its name to ZAGG Incorporated (later changed to ZAGG Inc). As a result of these transactions, the historical financial statements of ZAGG Incorporated are the historical financial statements of ShieldZone. The fiscal year end of the Company is December 31.

We changed our name from ShieldZone Corporation to ZAGG Incorporated (later to ZAGG Inc) to better position the company to become a large enterprise in the electronics’ accessories industry through organic growth and through making targeted acquisitions.  The ShieldZone name was very specific to the invisibleSHIELD product line, and although the invisibleSHIELD® is and will continue to be our core product, the name change has brought us the opportunity to easily add new products to our product offering. During 2011, we changed our name from ZAGG Incorporated to ZAGG Inc.

On June 21, 2011, ZAGG acquired 100% of the outstanding shares of iFrogz, which further diversified the existing ZAGG product line, particularly for audio and protective case accessories under the Earpollution and Frogz brand names.

ZAGG will continue to search out other complimentary proven products and companies that fit the ZAGG growth strategy.

Seasonal Business

The Company has historically experienced increased net sales in its fourth fiscal quarter compared to other quarters in its fiscal year due to increased holiday seasonal demand. This historical pattern should not be considered a reliable indicator of the Company’s future sales or financial performance.

ITEM 1A.                      RISK FACTORS

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to our Financial Condition

If we are unable to maintain our term loan and line of credit facility, we could face a deficiency in our short term cash needs that would negatively impact our business.

On June 21, 2011, and in conjunction with the acquisition of iFrogz, we entered into a financing agreement (the “Financing Agreement”) with Cerberus Business Finance, LLC (“Cerberus”) and PNC Bank National Association (“PNC”), which is acting as the administrative bank.  The term loan is for $45.0 million, which was fully outstanding at December 31, 2011. The revolving credit facility is subject to the Company’s borrowing base, but has a maximum facility of $45.0 million, $23.3 million of which was outstanding at December 31, 2011. There were no letters of credit at December 31, 2011, though a $5.0 million facility exists, which is a subset of the revolving credit facility. At December 31, 2011, we had financing availability of $21.7 million under the revolving credit facility, subject to the applicable borrowing base.  There are no scheduled payments on the debt, though the term loan matures on June 20, 2016 and the revolving line of credit matures on June 20, 2014.  However, the Financing Agreement calls for prepayment of the Term Loan if certain conditions are met.  The prepayment requirement commences with the fiscal year ended December 31, 2011, and is calculated based on a percentage of “excess cash flow” as defined in the Financing Agreement.  Payment is required to be made within ten days of issuing the year-end consolidated financial statements.  Based on current projections, the Company estimates that a prepayment of $2.4 million will be required to be made during March 2012.  This amount has been classified as current in the consolidated balance sheet, while the remaining Term Loan balance and Revolving Credit Facility balance is classified as noncurrent.

Attached to the Financing Agreement are a number of financial and non-financial debt covenants.   If we are not compliant with the covenants, Cerberus and PNC may decide to limit our ability to access the revolving credit facility.  In such event, our short-term cash requirements may exceed available cash on hand resulting in material adverse consequences to our business.

The restrictive covenants contained in our Credit Facility may limit our activities.

Our obligations under the Financing Agreement were secured by all or substantially all of the Company’s assets. Under the term loan we are subject to specified affirmative covenants customary for loans of this type, including but not limited to the obligations to maintain good standing, provide various notices to the Lenders, deliver financial statements to the Lenders, maintain adequate insurance, promptly discharge all taxes, protect our intellectual property and protect the collateral. We are also subject to certain negative covenants customary for loans of this type, including but not limited to prohibitions against certain mergers and consolidations, certain management and ownership changes constituting a "change of control," and the imposition of additional liens on Collateral or other of our assets, as well as prohibitions against additional indebtedness, certain dispositions of property, changes in our business, name or location, payment of dividends, prepayment of certain other indebtedness, certain investments or acquisitions, and certain transactions with affiliates, in each case subject to certain customary exceptions, including exceptions that allow us to enter into non-exclusive and/or exclusive licenses and similar agreements providing for the use of our intellectual property in collaboration with third parties provided certain conditions are met.

Failure to comply with the restrictive covenants in our term loan could accelerate the repayment of any debt outstanding under the term loan. Additionally, as a result of these restrictive covenants, we may be at a disadvantage compared to our competitors that have greater operating and financing flexibility than we do.

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

The revolving credit facility requires us to pay a variable rate of interest, which will increase or decrease based on variations in certain financial indexes, and fluctuations in interest rates can significantly decrease our profits. We do not have any hedge or similar contracts that would protect us against changes in interest rates.

The amount of our indebtedness could have important consequences for us, including the following:

•
requiring us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, future business opportunities and other purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•
making it more difficult for us to satisfy our debt obligations, and any failure to comply with such obligations, including financial and other restrictive covenants, could result in an event of default under the Financing Agreement, which could lead to, among other things, an acceleration of our indebtedness or foreclosure of the collateral, which could have a material adverse effect on our business or financial condition;

•	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes; and
•	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates.

We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry

Risks Related to our Company and Business

Because sales of consumer electronic accessories are dependent on new products, product development and consumer acceptance, we could experience sharp decreases in our sales and profit margin if we are unable to continually introduce new products and achieve consumer acceptance.

The consumer and mobile electronics accessory industries are subject to constantly and rapidly changing consumer preferences based on performance features and industry trends.  Currently, we generate substantially all of our sales from our consumer and mobile electronics accessories business.  We cannot assure you that we will be able to continue to grow the revenues of our business or maintain profitability.  Our consumer accessories business depends, to a large extent, on the introduction and availability of innovative products and technologies.  Significant sales of our products in the niche consumer electronic accessories market have fueled the recent growth of our business. We believe that our future success will depend in large part upon our ability to enhance our existing products and to develop, introduce, and market new products and improvements to our existing products.

However, if we are not able to continually innovate and introduce new products that achieve consumer acceptance, our sales and profit margins may decline. Our revenues and profitability will depend on our ability to maintain existing and generate additional customers and develop new products.  A reduction in demand for our existing products would have a material adverse effect on our business. The sustainability of current levels of our business and the future growth of such revenues, if any, will depend on, among other factors:

▪	the overall performance of the economy and discretionary consumer spending,
▪	competition within key markets,
▪	continued customer acceptable of our products,
▪	customer acceptance of newly developed products, and
▪	the demand for other products and services.

We cannot provide assurance that we will maintain or increase our current level of revenues or profits from sales from the consumer and mobile electronics accessories in future periods.

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

Our market is highly competitive with numerous competitors. Some of our competitors may have substantially greater financial, technical, marketing, and other resources than we possess, which may afford them competitive advantages over us.  As a result, our competitors may introduce products that have advantages over our products in terms of features, functionality, ease of use, and revenue producing potential.  They may also have more fully developed sales channels for consumer sales including large retail seller arrangements and international distribution capabilities. In addition, new companies may enter the markets in which we compete, further increasing competition in the consumer electronics accessories industry. Increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact our financial performance.

Because we are dependent on third party sources to acquire sufficient quantities of raw materials to produce our products, any interruption in those relationships could harm our results of operations and our revenues.

We acquire substantially all of our raw materials that we use in our products from a limited number of suppliers. Accordingly, we can give no assurance that:

▪	our supplier relationships will continue as presently in effect,
▪	our suppliers will not become competitors,
▪	our suppliers will be able to obtain the components necessary to produce high-quality, technologically-advanced products for us,
▪	we will be able to obtain adequate alternatives to our supply sources should they be interrupted,
▪	if obtained, alternatively sourced products of satisfactory quality would be delivered on a timely basis, competitively priced, comparably featured or acceptable to our customers, and
▪	our suppliers have sufficient financial resources to fulfill their obligations.

Our inability to supply sufficient quality and quantities of products that are in demand could reduce our profitability and have a material adverse effect on our relationships with our customers. If our supplier relationship was terminated or interrupted, we could experience an immediate or long-term supply shortage, which could have a material adverse effect on our business.

Because we do not develop the technology for a number of our key products, including the invisibleSHIELD, the impact of technological advancements may cause price erosion and adversely impact our profitability and inventory value

Because we do not develop the technology for a number of our key products, including the invisibleSHIELD, we cannot provide assurance that we will be able to source technologically advanced products in order to remain competitive. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining prices and inventory obsolescence. Because we maintain a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.

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

There can be no guarantee that we will be able to expand into additional complementary product lines or to continue configure our products to match new products or devices.

Although we anticipate expanding into additional complementary product lines to provide support to our strategy to protect mobile electronic devices and enhance the experience of users through our innovative accessories, there can be no guarantee that we will be successful in innovating and expanding into additional product lines.  Numerous factors, including market acceptance, finding and retaining contract partners that are acceptable to ZAGG, and general market and economic conditions, could prevent us from participating in these complementary product lines, which could limit our ability to implement our business strategy.

Similarly, although we intend to continue to configure the invisibleSHIELD and other product lines for new products and devices, there can be no guarantee that we will be able to either match the demand for our products as new devices and products are introduced, or that purchasers of such devices and products will want to purchase our products for use in connection with them.  Any limitation in our ability to match demand or gain market acceptance of our products in connection with new devices and products could have a material adverse effect on our business.

If we fail to maintain proper inventory levels, our business could be harmed.

We produce a number of our key products, including the invisibleSHIELD, prior to the time we receive customers’ purchase orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. However, we may be unable to sell the products we have produced in advance. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate demand for our products or if we fail to produce the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact distributor relationships, and diminish brand loyalty.

The products that we protect with the invisibleSHIELD typically have short life cycles.  We may be left with obsolete inventory if we do not accurately project the life cycle of different mobile electronic devices.  The charges associated with reserving for slow-moving or obsolete inventory as a result of not accurately estimating the useful life of mobile electronics could negatively impact the value of our inventory and operating results.

As we continue to grow our business, increased sales to indirect customers may put pressure on our gross profit margins.

Sales of products through indirect customers typically result in increased sales volume, but at lower margins than sales directly to end customers made on our websites. As the Company expands and continues to grow existing relationships with indirect customers, increases in sales to our indirect customers likely will adversely impact our gross profit margins.  Accordingly, there is no assurance that we will continue to recognize similar gross profit margins in the future to those currently being realized.

The Company has contractual rights customary in the industry to use its Internet addresses, but if these rights were lost, the loss could have a material effect on the Company’s financial position and results from operations.

The Company has protected the right to use its Internet addresses to the extent possible, and the Company does not expect to lose its rights to use the Internet addresses.  However, there can be no assurance in this regard, and such loss could have a material adverse effect on the Company’s financial position and results of operations.

Because we are dependent for our success on key executive officers, our inability to retain these officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment.

Our success depends on the skills, experience and performance of key members of our management team including Robert G. Pedersen II, our CEO; Brandon T. O’Brien, our CFO; Randy Hales, our COO; and Derek Smith, our CMO. We do not have an employment agreement with Mr. Pedersen, Mr. O’Brien, or Mr. Smith. Other than Mr. Hales and one key employee at iFrogz who has an employment agreement that expires on June 21, 2013, we do not have employment agreements with any other members of our senior management team. Each of those individuals without long-term employment agreements may voluntarily terminate his employment with the Company at any time upon short notice. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital. We can give you no assurance that we could find satisfactory replacements for these key executive officers at all, or on terms that would not be unduly expensive or burdensome to the Company.  Although we routinely to issue stock options or other equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

Two of our retailers, Best Buy and Walmart, account for a significant amount of our net sales, and the loss of, or reduced purchases from, these or other retailers could have a material adverse effect on our operating results.

In 2011, Best Buy and Walmart accounted for 30% and 11%, respectively of our net sales.  We do not have long-term contracts with any of our retailers, including Best Buy and Walmart, and all of our retailers generally purchase from us on a purchase order basis.  As a result, these retailers generally may, with little or no notice or penalty, cease ordering and selling our products, or materially reduce their orders.  If certain retailers, including Best Buy or Walmart, ceased to sell our products, to slow their rate of purchase of our products or to decrease the number of products they purchase, our results of operations would be adversely affected.

We may be adversely affected by the financial condition of our retailers and distributors.

Some of our retailers and distributors have experienced financial difficulties in the past. A retailer or distributor experiencing such difficulties will generally not purchase and sell as many of our products as it would under normal circumstances and may cancel orders.  In addition, a retailer or distributor experiencing financial difficulties generally increases our exposure to uncollectible receivables. We extend credit to our retailers and distributors based on our assessment of their financial condition, generally without requiring collateral. While such credit losses have historically been within our estimated reserves for allowances for bad debts, we cannot assure you that this will continue to be the case. Financial difficulties on the part of our retailers or distributors could have a material adverse effect on our results of operations and financial condition.   As of December 31, 2011, Best Buy accounted for 55% of accounts receivable, which account is presently being paid on terms satisfactory to us.

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

Some of our products may contain undetected defects due to imperfections in the underlying base materials used in production or manufacturing defects. The occurrence of defects or malfunctions could result in financial losses for our customers and in turn increase warranty claims from our customers and diversion of our resources. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales.

Because we experience seasonal and quarterly fluctuations in demand for our products, no one quarter is indicative of our results of operations for the entire fiscal year.

Our quarterly results may fluctuate quarter to quarter as a result of market acceptance of our products, the mix, pricing and presentation of the products offered and sold, the timing of inventory write downs, the cost of materials, the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors. We are also affected by seasonal buying cycles of consumers, such as the holiday season, and the introduction of popular consumer electronics, such as a new introduction of products from Apple, HTC, Samsung, RIM, and others.  Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Because we have limited protection on the intellectual property underlying our products, we may not be able to protect our products from the infringement of others or may be prevented from marketing our products.

We do not own proprietary rights with respect to the film we use in our invisibleSHIELD products. In addition, we own and keep confidential the design configurations of the film and the product cut designs which are our copyrights. We seek to protect our intellectual property rights through confidentiality agreements with our employees, consultants and partners, and domestic and foreign patent prosecution and similar means. However, no assurance can be given that such measures will be sufficient to protect our intellectual property rights or that the intellectual property rights that we have are sufficient to protect other persons from creating and marketing substantially similar products. If we cannot protect our rights, we may lose our competitive advantage. Moreover, if it is determined that our products infringe on the intellectual property rights of third parties, we may be prevented from marketing our products.

Presently, we are not subject to any intellectual property infringement claims.  However, any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require us to either enter into royalty or license agreements which are not advantageous to us or pay material amounts of damages.  In addition, parties making these claims may be able to obtain an injunction, which could prevent us from selling our products.

The current economy is affecting consumer spending patterns, which could adversely affect our business.

Consumer spending patterns, especially discretionary spending for products such as mobile, consumer and accessory electronics, are affected by, among other things, prevailing economic conditions, energy costs, raw material costs, wage rates, inflation, interest rates, consumer debt, consumer confidence and consumer perception of economic conditions. A general slowdown in the U.S. and certain international economies, or an uncertain economic outlook could have a material adverse effect on our sales and operating results.

The disruptions in the national and international economies and financial markets since 2008 and the related increases in unemployment are depressing consumer confidence and spending. If such conditions persist, consumer spending will likely decline further and this would have an adverse effect on our business and our results of operations.

If we are unable to effectively manage our growth, our operating results and financial condition will be adversely affected.

We intend to grow our business by expanding our sales, administrative and marketing organizations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We provide assurance that we will be able to:

▪	expand our systems effectively or efficiently or in a timely manner;
▪	allocate our human resources optimally;
▪	meet our capital needs;
▪	identify and hire qualified employees or retain valued employees; or
▪	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

If our competitors misappropriate our proprietary know-how and trade secrets, it could have a material adverse effect on our business.

We depend heavily on the expertise of our production team. If any of our competitors copies or otherwise gains access to similar products independently, we might not be able to compete as effectively. The measures we take to protect our designs may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We have brought and in the future may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources.

If any of our facilities were to experience catastrophic loss, our operations would be seriously harmed.

Our facilities could be subject to a catastrophic loss from fire, flood, earthquake or terrorist activity.  Our activities, including sales and marketing, customer service, finance and other critical business operations are in three locations.  Our manufacturing activities are conducted at other facilities separate from our corporate headquarters.  Any catastrophic loss at these facilities could disrupt our operations, delay production, and revenue and result in large expenses to repair or replace the facility.  While we have obtained insurance to cover most potential losses, we cannot provide assurance that our existing insurance coverage will be adequate against all other possible losses.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required by the Sarbanes Oxley Act of 2002 to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles (GAAP). We are likewise required, on an annual basis, to evaluate the effectiveness of our internal controls and to disclose on a quarterly basis any material changes in those internal controls.

As described in Item 9A — Controls and Procedures elsewhere in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting as of December 31, 2010, resulting from the lack of a sufficient number of accounting professionals with the necessary experience and training.  Additionally, our principal executive officer and principal financial officer concluded that a material weakness in internal control over financial reporting existed as of December 31, 2011, resulting from the lack of a sufficient number of accounting and IT professionals with the necessary experience and training due to the Company’s significant and continued growth.  Given this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011.

We have devoted and plan to continue to devote resources to the remediation and improvement of our internal control over financial reporting. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and The Nasdaq Global Market, we could face severe consequences from those authorities. In either case, it could result in a material adverse effect on our business or have a negative effect on the trading price of our common stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of our financial statements will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of those controls.

Because we distribute products internationally, economic, political and other risks associated with our international sales and operations could adversely affect our operating results.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States accounted for approximately 12% of our net sales in fiscal 2011, including significant growth at ZAGG International in Shannon, Ireland.  Accordingly, our future results could be harmed by a variety of factors, including:

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

Our international operations are affected by global economic and political conditions, only some of which are described above.  Changes in economic or political conditions in any of the countries in which we operate could result in exchange rate movement, new currency or exchange controls or other restrictions being imposed on our operations.  We cannot provide assurance that such changes will not have an adverse effect on our foreign operations and our financial results.

There can be no guarantee that additional amounts spent on marketing or advertising will result in additional sales or revenue to the Company.

In 2012, management intends to expand our advertising and to continue our marketing efforts relating to existing products and potential new product introductions.  However, there can be no guarantee that such increased advertising or marketing efforts and strategies will result in increased sales.

Risks Related to the Company’s Securities

Because the price of our common stock has been, and may continue to be, volatile, our shareholders may not be able to resell shares of our common stock at or above the price paid for such shares.

The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our common stock unsuitable for many investors. For example, for the two years ended December 31, 2011, the closing price of our common stock ranged from a high of $16.62 to a low of $2.00 per share. At times, the fluctuations in the price of our common stock may have been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our common stock. The price of our common stock may also have been influenced by:

▪	fluctuations in our results of operations or the operations of our competitors or customers;
▪	the aggregate amount of our outstanding debt and perceptions about our ability to make debt service payments;
▪	failure of our results of operations and sales revenues to meet the expectations of stock market analysts and investors;
▪	perceived reductions in demand or expectations regarding future demand by our customers;
▪	changes in stock market analyst recommendations regarding us, our competitors or our customers;
▪	the timing and announcements of product innovations, new products or financial results by us or our competitors;
▪	the acquisition of iFrogz;
▪	the acquisition of the $45 million term loan and the $45 million revolving credit facility;
▪	increases in the number of shares of our common stock outstanding; and
▪	changes in our industry.

Based on the above, we expect that our stock price will continue to be extremely volatile. Therefore, we cannot guarantee that our investors will be able to resell our common stock at or above the price at which they purchased it.

Because we may, at some time in the future, issue additional securities, shareholders are subject to dilution of their ownership.

Although we have no immediate plans to raise additional capital, we may at some time in the future do so. Any such issuance would likely dilute shareholders’ ownership interest in our company and may have an adverse impact on the price of our common stock. In addition, from time to time we may issue shares of common stock in connection with equity financing activities or as incentives to our employees and business partners. We may expand the number of shares available under stock incentive and option plans, or create new plans. All issuances of common stock would be dilutive to an existing investor’s holdings in the Company. If an investor’s holdings are diluted, the overall value of the shares may be diminished and the ability to influence shareholder voting will also be harmed.

Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against a director.

Our articles of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, our articles of incorporation and bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by governing state law.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends will not purchase our common stock.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may not occur in the future, as the only way to realize their investment.

Our Chief Executive Officer and Chief Financial Officer own or control at least 10% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in shareholders receiving a premium over the market price for our shares.

We estimate that over 10% of our outstanding shares of common stock are owned and controlled by our Chief Executive Officer and our Chief Financial Officer.  Such concentrated control of our company may adversely affect the price of our common stock.  Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations.  Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval.  These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. Accordingly, the existing principal stockholders together with our directors and executive officers will have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required.

We may not be able to successfully integrate businesses we have acquired or which we may acquire in the future, and we may not be able to realize anticipated cost savings, revenue enhancements, or other synergies from such acquisitions.

Our ability to successfully implement our business plan and achieve targeted financial results is dependent on our ability to successfully integrate the iFrogz business we acquired in 2011 and other businesses we may acquire in the future. The process of integrating an acquired business involves risks, including but not limited to:

▪           demands on management related to the significant increase in the size of our business;
▪           diversion of management's attention from the management of daily operations;
▪           difficulties in the assimilation of different corporate cultures and business practices;
▪           difficulties in conforming the acquired company's accounting policies to ours;
▪           retaining the loyalty and business of the customers of acquired businesses;
▪           retaining employees that may be vital to the integration of acquired businesses or to the futureprospects of the combined businesses;
▪           difficulties and unanticipated expenses related to the integration of departments, informationtechnology systems, including accounting systems, technologies, books and records, andprocedures, and maintaining uniform standards, such as internal accounting controls, procedures, and policies;
▪           costs and expenses associated with any undisclosed or potential liabilities;
▪           the use of more cash or other financial resources on integration and implementation activities thanwe expect; and
▪           our ability to avoid labor disruptions in connection with any integration, particularly in connectionwith any headcount reduction.

Failure to successfully integrate the iFrogz business or other acquired businesses in the future may result in reduced levels of anticipated revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

In addition, any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results, and cash flow.

Techniques employed by short sellers may drive down the market price of the Company’s common stock.

Short selling is the practice of selling securities that the seller does not own, but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. These short attacks have, in the past, led to selling of shares in the market.

In the past several years, our securities have been the subject of short selling. Reports and information have been published about ZAGG which the Company believes are mischaracterized or incorrect, and which have occasionally been followed by a decline in our stock price.

It is not clear what additional effects the negative publicity will have on the Company, if any, other than potentially affecting the market price of our common stock. If the Company continues to be the subject of unfavorable allegations, the Company may have to expend a significant amount of resources to investigate such allegations and/or defend itself. While the Company would strongly defend against any such short seller attacks, the Company may be constrained in the manner in which it can proceed against the relevant short seller by principles of freedom of speech, applicable state law, or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could distract the Company’s management from growing the Company. Additionally, such allegations against the Company could negatively impact its business operations and stockholders equity, and the value of any investment in the Company’s stock could be reduced.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Real Property

Our principal executive offices facilities are currently located in 31,000 square feet of office and warehouse space located at 3855 South 500 West, Suites B, C, D, I, J, K, L, M, N, O and S, Salt Lake City, Utah 84115.  In 2011, we renewed a master lease agreement covering all of the suites that expires June 30, 2015, at a straight line monthly lease rate of $28,543.  We also lease kiosk facilities located at five mall locations in California, office space in Logan, Utah for the office of iFrogz, and office space in Shannon, Ireland for the office of ZAGG International.  We believe these facilities are adequate for the foreseeable future.

ITEM 3.                      LEGAL PROCEEDINGS

Commercial Litigation

Wrapsol, LLC, v. ZAGG Inc, U.S. District Court, District of Massachusetts, 1:11-cv-11006-RGS. The Company was engaged as the defendant in civil litigation in Massachusetts in which Wrapsol, LLC (“Wrapsol”) alleged unfair competition and tortious interference with business relations claiming that the Company’s sales representatives attempted to harm Wrapsol by making false allegations. The Company denied these allegations. The parties conducted extensive written discovery, and engaged in settlement negotiations.  On March 2, 2012, the case was dismissed with prejudice without payment of any consideration by the Company to Wrapsol.

Lorence A. Harmer, et al v ZAGG Inc et al, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG Inc and two of his affiliates, Harmer Holdings, LLC, and Teleportal, LLC, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II, Brandon T. O’Brien and KPMG LLP. KPMG has subsequently been dismissed from the lawsuit. This case is discussed in greater detail in Note 11, Notes Receivable of the Notes to Consolidated Financial Statements. Plaintiffs allege that the defendants defamed Mr. Harmer, breached a settlement agreement and other agreements between the plaintiffs and ZAGG, and interfered with other rights of the plaintiffs.  ZAGG has responded to the plaintiffs’ claims, denying all of the material allegations made by the plaintiffs, and has asserted affirmative defenses.   Fact discovery has commenced.  The Company believes the Plaintiffs’ claims to be without merit and intends to vigorously defend against them.

On September 27, 2011, the Company and Focus, LLC, settled an arbitration claim brought by Focus that the Company was obligated to pay Focus a finder’s fee in the amount of $2.0 million related to the Company's acquisition of iFrogz (see, Note 2, Acquisition of iFrogz in the Notes to Consolidated Financial Statements). Focus subsequently dismissed with prejudice all claim asserted against the Company. The Company did not make any payment to Focus in consideration of the dismissal. In addition, upon execution of the settlement agreement, both Focus and the Company agreed to release and discharge the other party of any and all claims.

ZAGG v. Trekstor, Regional Court, Dusseldorf, Germany. The Company brought suit in Dusseldorf, Germany against Trekstor for infringement of ZAGG design registrations for ZAGGmate and the Logitech Keyboard Case by ZAGG.  As of the date of this Report, all briefing had been completed, but a hearing had not yet been scheduled.

Patent Litigation

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products, LLC, Wrapsol, LLC, U.S. District Court, Central District of California, 2:10-cv-06511; ZAGG Intellectual Property Holding Co. Inc. v. Ghost Armor, Griffin Technology, Russell B. Taylor, United SGP, XO Skins, U.S. District Court, District of Utah, 2:10-cv-01257. The Company’s wholly owned subsidiary, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”), is engaged as the plaintiff in patent infringement litigation pending in California and in Utah that seeks to enforce rights under United States Patent No. 7,784,610. The defendants in these cases have raised defenses and, in some cases, asserted counterclaims against ZAGG IP that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief against ZAGG IP or the Company, apart from a request for an award against ZAGG IP of costs and attorney’s fees. Several of the defendants have settled with ZAGG IP and the remaining parties are engaged in discovery. One of the defendants filed a motion for summary judgment in respect of all of the claims of ZAGG IP, but that motion was denied by the court. The parties have recently filed briefs relating to claims construction. In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. Management believes the likelihood of an unfavorable outcome in this case is remote and that any potential loss contingency is not estimable at this time.

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products et al, U.S. District Court, District of Utah, 2:11-cv-00517.  ZAGG IP is also engaged as the plaintiff in patent infringement litigation pending in Utah that seeks to enforce rights under United States Patent No. 7,957,524 (one of the patents acquired from Andrew Mason, see below). The defendants in this case have raised defenses and, in some cases, asserted counterclaims against ZAGG IP, that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief, including claims for damages, against ZAGG IP or the Company, apart from a request for an award of costs and attorney’s fees to the prevailing party. Discovery has not yet commenced in this case, however, several of the defendants have settled with ZAGG IP. Also, Wrapsol, one of the defendants has filed a petition to reexamine Patent No. 7,957,524 which is pending before the United States Patent and Trademark Office. In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

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

Patent Acquisition (amounts in thousands, except per share amounts)

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

If the Claim Conditions are not met, the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500 of the Warrants. There can be no assurance that the USPTO will issue a patent on the CIP Application that meets the requirements of the Claim Conditions. As of December 31, 2011, no applicable patent had been issued by the USPTO.

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

2011 Quarter Ended	High	Low
March 31, 2011	$10.37	$6.31
June 30, 2011	$15.02	$7.45
September 30, 2011	$16.62	$9.92
December 31, 2011	$13.93	$6.65

2010 Quarter Ended	High	Low
March 31, 2010	$4.00	$2.01
June 30, 2010	$3.34	$1.90
September 30, 2010	$5.07	$2.42
December 31, 2010	$9.18	$4.60

Holders of Common stock

At February 20, 2012, there were approximately 35 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Empire Stock Transfer.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans (share amounts in thousands)

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants, or vesting of restricted stock	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,722	$2.73	5,215
Equity compensation plans not approved by security holders	—	—	—
Total	1,722	$2.73	5,215

In 2007, the Company’s board of directors adopted and in 2008 the Company’s shareholders approved the ZAGG Incorporated 2007 Stock Incentive Plan which provides for the issuance of up to 2,000 shares of common stock to the company’s directors, employees, consultants and advisors (the “2007 Incentive Plan”).  On July 16, 2009, the Company’s shareholders approved an amendment to the 2007 Incentive Plan to increase the number of shares issuable under the 2007 Incentive Plan to 5,000.  On June 23, 2011, The Company’s shareholders approved an amendment to the 2007 Incentive Plan to increase the number of shares issuable under the 2007 Incentive Plant to 10,000. As of December 31, 2011, there were 5,215 shares available for grant under the 2007 Incentive Plan.

Recent Sales of Unregistered Securities (amounts in thousands)

During the year ended December 31, 2011, we issued the following securities:

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

The following graph compares the cumulative total shareholder return on our common stock over the three and ½ year period (the Company’s common stock began trading on July 25, 2007) ended December 31, 2011, with the cumulative total return during such period of the NASDAQ Stock Market (U.S. Companies) and a peer group index composed of consumer electronics accessory companies, the members of which are identified below (the “Peer Group”) for the same period.  The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	7/25/07	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11

ZAGG Inc.	100.00	60.00	74.40	313.60	609.60	565.60
Russell 3000	100.00	98.16	61.54	78.98	92.35	93.30
NASDAQ Composite	100.00	101.70	60.43	87.78	103.40	101.89
Peer Group	100.00	120.68	53.08	67.58	80.98	47.88

The Peer Group consists of consumer electronics accessory companies that have securities traded on the Nasdaq Stock Market.  The members of the Peer Group are: iGo, Inc., Plantronics Inc., Comarco, Inc., Logitech International, S.A., and Universal Electronics Inc.

ITEM 6.                      SELECTED FINANCIAL DATA (in thousands, except per share amounts)

The selected historical financial data presented below are derived from our consolidated financial statements.  The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto included elsewhere in this report.

	Year ended December 31,
	2011	2010	2009	2008	2007
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$179,125	$76,135	$38,362	$19,792	$5,136
Operating income (loss)	28,137	16,814	5,710	2,379	(1,238)
Net income (loss) attributable to stockholders	18,248	9,963	3,381	2,099	(760)
Earnings (loss) per share attributable to stockholders:
Basic	$0.67	$0.44	$0.16	$0.11	$(0.05)
Diluted	0.63	0.41	0.15	0.11	(0.05)
Weighted average shares:
Basic	27,133	22,518	20,634	18,971	16,139
Diluted	29,082	24,262	22,989	19,265	16,139

BALANCE SHEET DATA:
Total assets	$202,328	$57,432	$18,898	$8,455	$3,724
Current assets	108,230	46,705	17,435	7,844	3,319
Current liabilities	33,740	23,090	5,012	2,638	804
Total equity	102,628	32,781	13,887	5,817	3,364

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We believe that hand-held devices and gadgets can be best enjoyed with the right mix of (1) protection to prevent the device from getting scratched or damaged and (2) accessories that enhance the consumers’ experience with their electronic device. The mix of our full product offering that includes the invisibleSHIELD, ZAGGskins, iFrogz protective cases, ZAGG and iFrogz audio accessories, ZAGGsparqs, and our keyboard lines provide the end consumer with unparalleled device protection and enhanced enjoyment of their mobile electronic device.

We plan to expand our product offering and focus on innovative products and services that we can target market to our customers based on their purchase history.  Our current lines of accessory items, including our brands ZAGGskins, ZAGG LEATHERskins, ZAGGbuds, ZAGGsparq, ZAGGmate, ZAGGfolio, ZAGGkeys, ZAGGkeys FLEX, iFrogz cases, and Earpollution audio products are available to our customers through our websites at www.ZAGG.com and www.iFrogz.com, and through our retail distribution channels.

As we continue to develop and enhance our brand name and reputation, we anticipate expanding to new product lines that complement our overall strategy and enhance our market presence.

As of the date of this report, ZAGG offers over 5,900 precision pre-cut designs with a lifetime replacement warranty and a number of device accessory products through www.ZAGG.com and www.iFrogz.com; major retailers like Best Buy, Walmart, AT&T, Target, Verizon, Radio Shack, Staples and Cricket; independent electronics resellers; college bookstores; independent Mac stores; mall kiosks, and other online retailers.  During 2011, we had two customers that accounted for more than 10% of our net sales.  The Company continues to increase its product lines to offer additional electronic accessories and services to its tech-savvy customer base.

To recap our results for 2011 (in thousands):

•	Our revenue grew 135% from $76,135 in 2010 to $179,125 in 2011. iFrogz, which was acquired by ZAGG on June 21, 2011, contributed $36,046 to the 2011 revenue balance.

•
In addition to sales generated by iFrogz, our sales growth in 2011 was the result of continued strong demand from customers in our indirect channel category due to the addition of new distribution partners and the continued consumer adoption of our invisibleSHIELD product line.  Our sales through our website and through our mall kiosk program also increased in absolute dollars over 2010, but decreased as a percentage of overall sales due to the significant sales in the indirect channel.  We also realized significant growth from our keyboard product line that includes the ZAGGmate, ZAGGfolio, and ZAGGkeys.

•
Our gross profit grew 119% from $37,397 in 2010 to $81,924 in 2011. Gross profit as a percent of revenue decreased from 49% in 2010 to 46% in 2011, which was primarily related to (1) the write-up of inventory related to the iFrogz acquisition, which was recorded through cost of sales when the inventory was sold during 2011, and (2) a continued sales mix shift, as a higher percentage of our total sales was comprised of sales through our indirect channels, which are at lower-margins than website sales directly to the consumer.

•
Our full year 2011 operating income increased by 67% to $28,137 from $16,814 in 2010.  Our operating margin percentage decreased from 22% in 2010 to 16% in 2011. The decrease in operating margin was due primarily to (1) the write-up of inventory related to the iFrogz acquisition, which was recorded through cost of sales when the inventory was sold during 2011, (2) a continued sales mix shift, as a higher percentage of our total sales was comprised of sales through our indirect channels, which are at lower-margins than website sales directly to the consumer, (3) $1,947 in cost incurred related to the acquisition of iFrogz, (4) an impairment of $1,489 recorded on a note receivable, (5) an overall increase in operations and loss at the HzO segment compared to the prior year, including amortization of intangibles of $972, (6) $3,746 in amortization expense incurred from intangibles acquired in connection with the acquisition of iFrogz, and (7) $1,560 in share-based payment expense recorded in Q2 2011 related to the modification of a previously granted stock option.

•
Our full year 2011 fully diluted earnings per share attributable to stockholders increased by 54% over 2010, while the number of shares used in the fully diluted earnings per share calculation increased by 20% during the same period.

Our strategic business objectives for 2012 include the following:

•	Continue to expand the distribution of our products through additional indirect channel partners;

•	focus on our international sales opportunities through our distribution facility in Ireland that will enable us to better serve our customers in Europe;

•	increase the number of SKUs with our existing customers from both the ZAGG and iFrogz product lines;

•	continue to grow our traffic and sales through our websites www.ZAGG.com and www.iFrogz.com; and

•	continue to develop new products to introduce to our tech-savvy customer base.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Significant items subject to such estimates include the allowance for doubtful accounts, inventory reserve, sales returns liability, the useful life of property and equipment, the useful life of intangible assets, purchase accounting, the recoverability of goodwill and indefinite-lived intangible assets, the fair value of the retained interest in HzO, stock-based compensation, deferred tax assets, and income tax uncertainties and other contingencies.

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

Revenue recognition

The Company’s revenue is derived from sales of its products through its indirect channel including retailers and distributors, its direct channels including www.ZAGG.com and www.iFrogz.com, its corporate owned and third-party-owned mall kiosks, from the license fees for the sale of exclusive independent distributor licenses related to the kiosk program, and for royalties earned on products licensed to third parties.  For product sales, the Company records revenue, net of estimated returns and discounts, when delivery has occurred and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonable assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Shipping and other transportation costs charged to buyers are recorded in both sales and cost of sales.  Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues. For kiosk license fees, the Company recognizes revenue on a straight-line basis over the term of the license which is generally three years.  Royalties are recognized in the period in which they are earned.

Promotional products given to customers or potential customers are recognized as a component of selling, general and administrative expenses. Sales incentives provided to customers are recognized as a reduction of the related sale price at the time of sale, and, therefore, are a reduction in revenues.

Reserve for sales returns and warranty liability

For product sales, the Company records revenue, net of estimated returns and discounts, when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Our return policy generally allows its end users and retailers to return purchased products. In addition, the Company generally provides the ultimate consumer a warranty with each product. Due to the nature of the invisibleSHIELD product line, returns are generally not salvageable and are not included in inventory. We estimate a reserve for sales returns and warranty and record the estimated reserve amount as a reduction of sales and as a sales return reserve liability. When product is returned and is expected to be resold, as is the case with returns of iFrogz products, the reserve is recorded as a reduction of revenues and cost of sales, and as a sales return reserve liability. The estimate for sales returns and warranty requires management to make significant estimates regarding return rates for sales and warranty returns. Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales return and warranty reserve.

Allowance for Doubtful Accounts

We provide customary credit terms to our customers. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and judgments as to expected collectability of accounts. Our actual bad debts may differ from our estimates.

Valuation of Note Receivable

We engaged independent third-party appraisal firms to assist us in determining the fair values of collateral of the note receivable. Such valuations require significant estimates and assumptions. Management determined the value of the 80 shares of ZAGG common stock held by Mr. Harmer (see Note 11, Notes Receivable, in the Notes to Consolidated Financial Statements) based on quoted market prices. The real estate holdings were valued primarily based on the sales comparison approach as sales of comparable properties were utilized. The investments in real estate companies, and private company stock and warrants were valued utilizing comparable market sales, a discounted cash flow analysis, and other appropriate valuation methodologies including the use of the Black-Scholes option pricing model for the private company warrants.

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

Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engaged independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased classes of intangible assets recorded by us include customer relationships, trademarks, non-compete agreements, developed technology, patents, and backlog. The fair values assigned to the identified intangible assets are discussed in Note 2, Acquisition of iFrogz in the Notes to Consolidated Financial Statements.

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

Estimates associated with the accounting for acquisitions may change during the measurement period as additional information becomes available regarding the assets acquired and liabilities assumed as discussed in Note 2, Acquisition of iFrogz in the Notes to Consolidated Financial Statements.

Results of Operations (in thousands)

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated (amounts in thousands).

	Year Ended December 31,
	2011		2010		2009
Net sales	$179,125	100.0%	$76,135	100.0%	$38,362	100.0%
Cost of sales	97,201	54.3	38,738	50.9	16,309	42.5
Gross profit	81,924	45.7	37,397	49.1	22,053	57.5
Advertising and marketing	10,246	5.7	5,067	6.7	5,846	15.2
Selling, general and administrative	39,592	22.1	15,504	20.4	10,490	27.4
Amortization of definite-lived intangibles	3,949	2.2	12	0.0	7	0.0
Operating income	28,137	15.7	16,814	22.1	5,710	14.9
Interest expense	(3,022)	(1.7)	(243)	(0.3)	(232)	(0.1)
Gain on deconsolidation of HzO	1,906	1.1	-	0.0	-	0.0
Other income and (expense)	(19)	0.0	7	0.0	35	0.0
Income before income taxes	27,002	15.1	16,578	21.8	5,513	14.4
Income tax provision	(9,418)	(5.3)	(6,650)	(8.7)	(2,132)	(5.6)
Net income	17,584	9.8	9,928	13.0	3,381	8.8
Net loss attributable to noncontrolling interest	664	0.4	35	0.0	—	—
Net income attributable to stockholders	$18,248	10.2%	$9,963	13.0%	$3,381	8.8%

YEAR ENDED DECEMBER 31, 2011 AS COMPARED TO THE YEAR ENDED DECMEBER 31, 2010 (in thousands, except per share data)

Net sales

Net sales for the year ended December 31, 2011 were $179,125 compared to net sales of $76,135 for the year ended December 31, 2010, an increase of $102,990 or 135%.

For the year ended December 31, 2011, sales of our invisibleSHIELD product line accounted for approximately 58% of our revenues.  We have experienced significant growth in our indirect channel to Big Box retailers including Best Buy, Walmart, Target and Radio Shack; wireless carriers such as AT&T, Verizon, T-Mobile, Sprint, The Carphone Warehouse and Cricket; and both domestic and foreign electronics accessory distributors.  We are still focused on distribution through our mall kiosk program and through our websites www.ZAGG.com and www.iFrogz.com, but the significant growth for 2011 was through our indirect channel as we began selling through additional customers and expanded our SKU count with our current customers.  For the year ended December 31, 2011, approximately 78% of our overall net sales were through our indirect channel, 15% were through our website, 6% were through our mall cart and kiosk programs and 1% were from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping and fulfillment costs.  For the year ended December 31, 2011, cost of sales amounted to $97,201 or approximately 54% of net sales compared to cost of sales of $38,738 or 51% of net sales for the year ended December 31, 2010.  The increase in cost of sales as a percentage of net revenues for the year ended December 31, 2011, as compared to the year ended December 31, 2010, is due to the write-up of inventory related to the iFrogz acquisition of $4,506, which was recorded through cost of sales when the inventory was sold during 2011, and a continued sales mix shift, as a higher percentage of our total sales was comprised of sales through our indirect channels, which are at lower-margins than website sales directly to the consumer.

Gross profit

Gross profit for the year ended December 31, 2011 was $81,924 or approximately 46% of net sales as compared to $37,397 or approximately 49% of net sales for the year ended December 31, 2010.  The decrease in gross profit percentage is due to the write-up of inventory related to the iFrogz acquisition of $4,506, which was recorded through cost of sales when the inventory was sold during 2011, and a continued sales mix shift, as a higher percentage of our total sales was comprised of sales through our indirect channels, which are at lower margins than website sales directly to the consumer.  As we continue to grow our business, we anticipate that we will have increased sales to our indirect customers which will continue to put pressure on our gross profit margins.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for year ended December 31, 2011, were $53,787, an increase of $33,204 from total operating expenses for year ended December 31, 2010, of $20,583.  The increases are primarily attributable to the following:

•
For the year ended December 31, 2011, marketing, advertising and promotion expenses were $10,246, an increase of $5,179, as compared to $5,067, for the year ended December 31, 2010.  We invested heavily in advertising for the keyboard product line, in online advertising, and in print and radio advertisements during the year.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training. During fiscal 2012, we intend to continue to expand our marketing efforts related to our existing products and for our new product introductions.

•
For the year ended December 31, 2011, salaries and related taxes increased by $8,542 to $14,931 from $6,389 for the year ended December 31, 2010, which includes $3,258 in expenses related to the issuance of common stock and options to our employees.  From 2010 to 2011, our consolidated company headcount increased from 181 employees to 261, which significantly impacted the overall increase in this expense category. In addition, the Company incurred $1,560 in share-based payment expense recorded in Q2 2011 related to the modification of a previously granted stock option.

•
For the year ended December 31, 2011, other selling, general and administrative expenses, net of salaries and related taxes described above, were $28,610 compared to $9,127 for the year ended December 31, 2010.  The changes by category are summarized in the table below:

	Year Ended December 30, 2011	Year Ended December 31, 2010
Professional fees	$3,546	$1,214
iFrogz transaction fees	1,947	-
Rent	1,001	911
Credit card and bank fees	1,451	788
Commissions	4,146	1,751
Depreciation & amortization	4,934	365
Other	11,585	4,098
Total	$28,610	$9,127

The increase in professional fees is due to legal expenses incurred related to the defense of our patents, legal work incurred in connection with negotiating the Logitech agreement, legal fees associated with the valuation and repossession of assets that collateralize the note receivable, and accounting fees incurred related to our change of auditors.  Commissions were also up on a comparison basis due to the strong sales of the ZAGGmate product online, continued growth through indirect accounts for which we utilize a third-party sales company, and commissions incurred related to sales at the iFrogz segment.  Depreciation and amortization increased significantly due to the amortization of intangible assets related to the acquisition of iFrogz and the depreciation of iFrogz assets. The increase in other relates to additional expenses incurred as a result of (1) the ZAGG segment’s overall increase in headcount and operations, including increases in health insurance costs, employee costs, bad debt expense, supplies, postage and delivery, utilities, and investor relations;  (2) $1,489 in expense incurred in connection with an impairment recorded on the note receivable; (3) six months of expenses at the iFrogz segment; and (4) an overall increase in operations and loss at the HzO segment compared to the prior year, including amortization of intangibles of $972.

Income from operations

We reported income from operations of $28,137 for the year ended December 31, 2011, compared to income from operations of $16,814 for the year ended December 31, 2010, an increase of $11,323.  The increased income from operations for the year ended December 31, 2011, as compared to the year ended December 31, 2010, is primarily attributable to the overall increase in net sales of our invisibleSHIELD product line, the addition of the keyboard product line, increases in sales across other consumer electronics accessory lines, and the addition of iFrogz operations during 2011, which was partially offset by a decrease in gross profit with the sales mix shift toward the indirect channel.

Other income (expense)

For the year ended December 31, 2011, total other expense was $1,135 compared to other expense of $236 for the year ended December 31, 2010.  The increase is primarily due to an increase in interests expense from debt entered into to acquire iFrogz, which was partially offset by the gain recognized on the deconsolidation of HzO.

Income taxes

We recognized an income tax expense of $9,418 for the year ended December 31, 2011, compared to income tax expense of $6,650 for the year ended December 31, 2010. From 2010 to 2011, our effective tax rate decreased from 40.1% to 34.9% due to changes in permanent items included in our 2011 income tax provision compared to 2010. The significant change include the following:  (1) impact of gain on deconsolidation of HzO, (2) an increase in the domestic production activities deduction, (3) a reduction in return to provision adjustments, (4) no interest and penalties recorded in the 2011 provision, (5) no federal rate surcharge in 2011, and (6) a number of other items that favorably impacted the 2011 tax rate on a net basis.

Net income

As a result of these factors, we reported net income attributable to stockholders of $18,248 or $0.63 per diluted share for the year ended December 31, 2011, compared to net income attributable to stockholders of $9,963 or $0.41 per diluted share for the year ended December 31, 2010.

YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO THE YEAR ENDED DECMEBER 31, 2009 (in thousands, except per share data)

Net sales

Net sales for the year ended December 31, 2010 were $76,135 compared to net sales of $38,362 for the year ended December 31, 2009, an increase of $37,773 or 98%.

For the year ended December 31, 2010, sales of our invisibleSHIELD product line accounted for approximately 91% of our revenues.  We have experienced significant growth in our indirect channel to Big Box retailers including Best Buy, Target and Radio Shack, wireless carriers such as AT&T, Verizon, The Carphone Warehouse and Cricket, and both domestic and foreign electronics accessory distributors.  We are still focused on distribution through our mall kiosk program and through our website www.ZAGG.com, but the significant growth for 2010 was through our indirect channel as we began selling through additional customers and expanded our SKU count in our current customers.  For the year ended December 31, 2010, approximately 73% of our overall net sales were through our indirect channel, 18% were through our website, 7% were through our mall cart and kiosk programs and 2% were from shipping and handling charges.

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

Operating expenses

Total operating expenses for year ended December 31, 2010, were $20,583, an increase of $4,240 from total operating expenses for year ended December 31, 2009, of $16,343.  The increases are primarily attributable to the following:

•
For the year ended December 31, 2010, marketing, advertising and promotion expenses were $5,067, a decrease of $779, as compared to $5,846, for the year ended December 31, 2009.  Most of our expenses related to marketing, advertising and promotions were spent online.  We continued to invest heavily in the development of the invisibleSHIELD and ZAGG brands through internet key word advertising, traditional print media, television and radio advertising.  We expected our marketing and advertising expenses to continue to be a material expenditure as our revenues increase and expected to spend increased funds on advertising and promotion of our products as well as sales training.  During fiscal 2011, we continued to expand our marketing efforts related to our existing products and for our new product introductions.

•
For the year ended December 31, 2010, salaries and related taxes increased by $2,241 to $6,389 from $4,148 for the year ended December 31, 2009, which includes $993 in expenses related to the issuance of common stock and options to our employees.  We have added additional staff during 2010 to accommodate our continued growth.

•
For the year ended December 31, 2010, other selling, general and administrative expenses, net of salaries and related taxes described above, were $9,127 compared to $6,349 for the year ended December 31, 2009.  The overall increase in other selling, general and administrative expenses is attributable to the following factors.  Commissions paid to online affiliates and manufacturer’s reps of $1,751, legal and accounting expenses of $1,158, rent expense of $911, credit card and bank fees of $814.

Income from operations

We reported income from operations of $16,814 for the year ended December 31, 2010, compared to income from operations of $5,710 for the year ended December 31, 2009, an increase of $11,104.  The increased income from operations for the year ended December 31, 2010, as compared to the year ended December 31, 2009, was primarily attributable to the overall increase in net sales of our invisibleSHIELD product line and other consumer electronics accessory lines, partially offset by a decrease in gross profit with the sales mix shift toward the indirect channel.

Other income

For the year ended December 31, 2010, total other expense was $236 compared to other expense of $197 for the year ended December 31, 2009.  The increase was primarily due to increased interest expense associated with our terminated credit facility and decreased interest income related to short-term loans.

Income taxes

We recognized an income tax expense of $6,650 for the year ended December 31, 2010, compared to income tax expense of $2,132 for the year ended December 31, 2009.  During the fourth quarter ended December 31, 2010, we recorded a $436 increase to income tax provision due to a return to provision adjustment.

Net income

As a result of these factors, we reported net income attributable to stockholders of $9,963 or $0.41 per diluted share for the year ended December 31, 2010, compared to net income attributable to stockholders of $3,381 or $0.15 per diluted share for the year ended December 31, 2009.  In connection with the consolidation of HzO, we have a portion of the net loss that is attributable the noncontrolling interest in HzO that was $35 for the year ended December 31, 2010 giving us net income attributable to stockholders of $9,963.

Liquidity and Capital Resources (in thousands)

At December 31, 2011, our principle sources of liquidity were cash generated by operations, cash on-hand, and the issuance of a term loan and revolving credit facility. Our principle uses of cash have been to fund working capital requirements and the continued growth of the business, and finance the acquisition of iFrogz.

Cash and cash equivalents on-hand increased to $26,433 on December 31, 2011 from $2,373 on December 31, 2010, an increase of $24,060. Earnings from foreign operations are considered permanently re-invested and of the $26,433 cash balance on December 31, 2011, cash from foreign entities totaled $2,346, which constitutes 8.9% of the total cash and cash equivalents balance.

At December 31, 2011, we had an income tax payable balance of $4,294.

At December 31, 2011, we had working capital of $74,490 compared to $23,615 as of December 31, 2010.

Based on our current level of operations, we believe that cash generated from operations, cash on hand, and available borrowings under our existing credit arrangements will be adequate to meet our currently expected capital expenditures and working capital needs for the next 12 months and beyond.

Debt and Letters of Credit

On June 21, 2011, and in conjunction with the acquisition of iFrogz, the Company entered into a financing agreement (the “Financing Agreement”) led by Cerberus Business Finance, LLC (“Cerberus”) and PNC Bank National Association (“PNC”), which is acting as the administrative bank.  The Financing Agreement consists of a $45,000 term loan (“Term Loan”), a $45,000 revolving credit facility (“Revolving Credit Facility”), and a $5,000 letters of credit facility, which is a subset of the $45,000 Revolving Credit Facility.  The Company’s obligations under the Financing Agreement were secured by all or substantially all of the Company’s assets.  The Term Loan matures on June 20, 2016, and the Revolving Credit Facility and letters of credit mature on June 20, 2014.

As of December 31, 2011, the entire Term Loan was outstanding, $23,332 of the Revolving Credit Facility was outstanding, and no letters of credit were outstanding.

At the election of the Company, borrowings under the Financing Agreement bear interest at either the Reference Rate plus an applicable margin or the Eurodollar Rate plus an applicable margin, both as defined in the Financing Agreement.  All current borrowings were made under the Reference Rate, which is calculated as the greater of (1) 2.75%, (2) the Federal Funds Effective Rate plus 0.50%, (3) the Eurodollar Rate plus 1.00%, or (4) the rate of interest publicly announced by PNC Financial Service Group, Inc. as its reference rate, base rate, or prime rate.  The applicable margin for the Reference Rate is 4.00%.  At December 31, 2011, the weighted average interest rate on all outstanding borrowings was 7.25%.  At December 31, 2011, the effective interest rate on all outstanding borrowings was 8.02%.

There are no scheduled payments on either the Term Loan or Revolving Credit Facility prior to maturity.  However, the Financing Agreement calls for prepayment of the Term Loan if certain conditions are met.  The prepayment requirement commences with the fiscal year ended December 31, 2011, and is calculated based on a percentage of “excess cash flow” as defined in the Financing Agreement.  Payment is required to be made within ten days of issuing the year-end consolidated financial statements.  Based on current projections, the Company estimates that a prepayment of $2,372 will be required to be made during March 2012.  This amount has been classified as current in the condensed consolidated balance sheet, while the remaining Term Loan balance and Revolving Credit Facility balance is classified as noncurrent.

Starting July 1, 2011, the Company began paying an unused line fee based on a rate of 0.375% against the excess of $45,000 over the average principal amount for the month.

At December 31, 2011, the Company was in compliance with covenants associated with the Term Loan and Revolving Credit Facility.

On June 21, 2011, with the proceeds from the Term Loan and draw on the Revolving Credit Facility, the Company paid off the outstanding U.S. Bank line of credit and the facility was terminated.

Contractual Obligations and Commitments (in thousands)

The following table provides information on our contractual obligations as of December 31, 2011:
	Payments on Debt	Interest on Debt	Operating Leases	Total contractual obligations(1)
2012	$2,372	$5,008	$824	$8,204
2013	-	5,320	524	5,844
2014	23,332	4,397	431	28,160
2015	-	3,505	208	3,713
Thereafter	42,628	1,752	-	44,380
Total	$68,332	$19,982	$1,987	$90,301

(1)	Unrecognized uncertain tax benefits of $61 are not included in the table above as we are not sure when the amount will be paid.

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

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

See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure.  Market risk, calculated as the potential change in fair value of our cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2011.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and footnotes thereto are set forth beginning on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 24, 2011, acting upon a decision to change accountants recommended and approved by the Board of Directors, the Company dismissed Hansen Barnett & Maxwell (“HBM”), which has audited the financial statements of the Company for the fiscal years ending December 31, 2007, 2008, and 2009.  Additionally, on January 24, 2011, the Board of Directors approved the engagement of KPMG LLP (“KPMG”) as the new independent registered public accounting firm to audit the Company’s financial statements beginning with the fiscal year ended December 31, 2010.

The reports of HBM on the financial statements of the Company as of and for the years ended December 31, 2009, 2008, and 2007, did not contain an adverse opinion, or a disclaimer of opinion.  During the periods ended December 31, 2009, 2008, and 2007, through the date of dismissal, (i) the Company did not have any disagreements with HBM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HBM would have caused it to make a reference to the subject matter of the disagreements in connection with its reports, and (ii) there were no “reportable events,” as described in Item 304(a)(1)(iv) of Regulation S-K of the Securities Exchange Act of 1934, as amended.

During the Company’s three most recent fiscal years, and any subsequent interim period prior to engaging KPMG, neither the Company nor anyone acting on its behalf consulted KPMG with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was the subject of a disagreement or reportable event between the Company and HBM.

ITEM 9A.	CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2011.  Based on our evaluation as of December 31, 2011, our principal executive officer and principal financial officer concluded that a material weakness in internal control over financial reporting existed as of December 31, 2011, resulting from a lack of a sufficient number of accounting and IT professionals with the necessary experience and training. As a result of the material weakness, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

2.	Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2011, management determined that we lacked a sufficient number of IT professionals with the necessary experience and training (discussed in detail below). Other than this determination by management, there have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are taking specific remedial actions to hire additional accounting and IT professionals with the necessary experience and training. The Company continues to evaluate its resource needs given its rapid and sustained growth. We are also working to formalize accounting policies, IT policies, and training. While management believes that the remedial efforts will resolve the material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.

3.	Management’s Report on Internal Control Over Financial Reporting (dollars in thousands)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on  the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management determined that a material weakness in internal controls existed as of December 31, 2011, resulting from a lack of a sufficient number of accounting and IT professionals with the necessary experience and training. As a result of the material weakness, misstatements in the preliminary consolidated financial statements were corrected prior to the issuance of the consolidated financial statements.  Additionally, there is a reasonable possibility that a material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis.

As a result of the material weakness described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2011.

The Company acquired iFrogz during June 2011 and management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, iFrogz’s internal control over financial reporting associated with total assets of $108,778 and total net sales of $36,046 included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2011.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included at 9A.5 below.

4.	Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Nevertheless, an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system reflects the fact that there are resource constraints, and the benefits of controls are considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

5.	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ZAGG Inc

We have audited ZAGG Inc’s internal control over financial reporting as of December, 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ZAGG Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting (Item 9A.3). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to a lack of a sufficient number of accounting and IT professionals with the necessary experience and training has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ZAGG Inc and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2011. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements for the year ended December 31, 2011, and this report does not affect our report on the consolidated financial statements dated March 15, 2012, which expressed an unqualified opinion on those consolidated financial statements.

The Company acquired iFrogz during 2011 and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, iFrogz’s internal control over financial reporting associated with total assets of $108.8 million and total net sales of $36.0 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of iFrogz.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, ZAGG Inc has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ KPMG

Salt Lake City, Utah
March 15, 2012

ITEM 9B.	OTHER ITEMS

On March 12, 2012, the Company filed Articles of Correction to its Articles of Incorporation with the Secretary of State of Nevada.  The Articles of Correction were filed to clarify that the Company is authorized to issue 100,000,000 shares of Common Stock, par value $0.001, following the Company’s Annual Meeting of Shareholders in 2011.

PART III

Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2012 Annual Meeting of Shareholders.  We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2011, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

15(a)(1). Financial Statements.

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

Exhibit Number	Description
3.1*	Articles of Incorporation of Registrant as filed with the State of Nevada
3.1.1	Certificate of Correction as filed with the State of Nevada
3.2*	Bylaws of Registrant
10.1
Amended and Restated Loan Agreement between ZAGG Incorporated and U.S. Bank National Association dated March 7, 2011 (filed as Exhibit 99.1 to a Current Report on Form 8-K filed with the Commission on March 14, 2011, and incorporated herein by this reference).

10. 2
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
10.9
Amended and Restated Marketing Agreement between ZAGG Inc and HzO, Inc. (filed as Exhibit 10.9 to a Form 10-Q filed with the Commission on November 18, 2011, and incorporated herein by this reference).

10.10	Distribution Agreement between ZAGG Inc and HzO, Inc. (filed as Exhibit 10.10 to a Form 10-Q filed with the Commission on November 18, 2011, and incorporated herein by this reference).
10.11
Settlement Agreement dated as of March 23, 2011, by and among ZAGG Incorporated, Teleportall, LLC, Harmer Holdings, LLD, Global Industrial Services Limited, and Lorance Harmer (filed as Exhibit 10.12 to a Form 10-K filed with the Commission on March 25, 2011, and incorporated herein by this reference).

14*	Code of Ethics
16	Letter of Hansen Barnett & Maxwell, P.C. previously filed as an exhibit to our Current Report on Form 8-K dated January 28, 2011, and incorporated herein by reference).
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP
23.2	Consent of Independent Registered Public Accounting Firm – Hansen Barnett & Maxwell, P.C.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* previously filed with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAGG INC
Dated: March 15, 2012	By: /s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II CEO and Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 15, 2012	By: /s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II CEO and Chairman (Principal Executive Officer)
Dated: March 15, 2012	By: /s/ BRANDON T. O’BRIEN
Brandon T. O’Brien Chief Financial Officer (Principal Accounting and Financial Officer)
Dated: March 15, 2012	By: /s/ ED EKSTROM
Ed Ekstrom Director
Dated: March 15, 2012	By: /s/ SHU UEYAMA
Shu Ueyama Director
Dated: March 15, 2012	By: /s/ RANDY HALES
Randy Hales COO, President and Director
Dated: March 15, 2012	By:/s/ CHERYL LARABEE
Cheryl Larabee Director

ZAGG INC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ZAGG Inc:

We have audited the accompanying consolidated balance sheets of ZAGG Inc and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZAGG Inc and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ZAGG Inc’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2012 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Salt Lake City, Utah

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
ZAGG Incorporated

We have audited the consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of ZAGG referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 12, 2010

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	2011	2010

ASSETS

Current assets
Cash and cash equivalents	$26,433	$2,373
Accounts receivable, net of allowances of $2,070 in 2011 and $904 in 2010	45,450	17,669
Inventories	29,622	17,947
Prepaid expenses and other current assets	1,593	2,620
Related party other asset	-	3,900
Deferred income tax assets	5,132	2,196

Total current assets	108,230	46,705

Investment in HzO	4,879	-

Property and equipment, net of accumulated depreciation at $1,857 in 2011 and $852 in 2010	4,162	1,497

Deferred income tax assets	82	-

Goodwill	6,925	-

Intangible assets, net of accumulated amortization at $3,989 in 2011 and $28 in 2010	73,691	9,167

Note receivable	1,349	-

Other assets	3,010	63

Total assets	$202,328	$57,432

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	$16,013	$12,122
Income taxes payable	4,294	8,031
Accrued liabilities	3,886	240
Accrued wages and wage related expenses	1,468	303
Deferred revenue	320	295
Current portion of note payable	2,372	31
Sales returns liability	5,387	2,068

Total current liabilities	33,740	23,090

Deferred income tax liability	-	1,561

Revolving line of credit	23,332	-

Noncurrent portion of note payable	42,628	-

Total liabilities	99,700	24,651

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized;
29,782 and 23,926 shares issued and outstanding, respectively	30	24
Additional paid-in capital	70,248	15,495
Cumulative translation adjustment	(33)	(60)
Note receivable collateralized by stock	(566)	-
Retained earnings	32,949	14,701

Total stockholders' equity	102,628	30,160

Noncontrolling interest	-	2,621

Total equity	102,628	32,781

Total liabilities and equity	$202,328	$57,432

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2011	2010	2009

Net sales	$179,125	$76,135	$38,362
Cost of sales	97,201	38,738	16,309

Gross profit	81,924	37,397	22,053

Operating expenses:
Advertising and marketing	10,246	5,067	5,846
Selling, general and administrative	39,592	15,504	10,490
Amortization of definite-lived intangibles	3,949	12	7

Total operating expenses	53,787	20,583	16,343

Income from operations	28,137	16,814	5,710

Other income (expense):
Interest expense	(3,022)	(243)	(232)
Gain on deconsolidation of HzO	1,906	-	-
Other income and (expense)	(19)	7	35

Total other expense	(1,135)	(236)	(197)

Income before provision for income taxes	27,002	16,578	5,513

Income tax provision	(9,418)	(6,650)	(2,132)

Net income	17,584	9,928	3,381

Net loss attributable to noncontrolling interest	664	35	-

Net income attributable to stockholders	$18,248	$9,963	$3,381

Earnings per share attributable to stockholders:

Basic earnings per share	$0.67	$0.44	$0.16

Diluted earnings per share	$0.63	$0.41	$0.15

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY & COMPREHENSIVE INCOME
(in thousands)

			Additional	Note Receivable		Cumulative	Total			Redeemable
	Common Stock		Paid-in	Collateralized	Retained	Translation	Stockholders'	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	By Stock	Earnings	Adjustment	Equity	Interest	Equity	Interest
Balances, December 31, 2008	19,164	$19	$4,548	$-	$1,357	$(107)	$5,817	$-	$5,817	$-

Comprehensive income:
Net income (loss)	-	-	-	-	3,381	-	3,381	-	3,381	-
Foreign currency translation gain(loss)	-	-	-	-	-	(5)	(5)	-	(5)	-
Comprehensive income							3,376	-	3,376	-

Issuance of common stock to employees	80	-	282	-	-	-	282	-	282	-
Option exercises	634	1	468	-	-	-	469	-	469	-
Warrant exercises	1,834	2	2,275	-	-	-	2,277	-	2,277	-
Warrant grant expense	-	-	222	-	-	-	222	-	222	-
Option expense	-	-	382	-	-	-	382	-	382	-
Excess tax benefits related to share-based payments	-	-	1,062	-	-	-	1,062	-	1,062	-
Balances, December 31, 2009	21,712	$22	$9,239	-	4,738	(112)	13,887	-	13,887	-

Purchase of HzO technology and equipment	-	-	-	-	-	-	-	2,656	2,656	-
Comprehensive income:
Net income (loss)	-	-	-	-	9,963	-	9,963	(35)	9,928	-
Foreign currency translation gain(loss)	-	-	-	-	-	52	52	-	52	-
Comprehensive income							10,015	(35)	9,980	-

Issuance of common stock to employees	20	-	42	-	-	-	42	-	42	-
Option exercises	524	-	709	-	-	-	709	-	709	-
Warrant exercises	1,600	2	2,078	-	-	-	2,080	-	2,080	-
Warrant grant expense	-	-	293	-	-	-	293	-	293	-
Patent acquisition	70	-	1,605	-	-	-	1,605	-	1,605	-
Option expense	-	-	952	-	-	-	952	-	952	-
Excess tax benefits related to share-based payments	-	-	577	-	-	-	577	-	577	-
Balance, December 31, 2010	23,926	$24	$15,495	$-	$14,701	$(60)	$30,160	$2,621	$32,781	$-

Addition to redeemable noncontrolling interest	-	-	(165)	-	-	-	(165)	-	(165)	5,500
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	(392)	(392)	-
Noncontrolling interest at fair value	-	-	(36)	-	-	-	(36)	(2,017)	(2,053)	1,608
Adjustments to redemption value	-	-	(22)	-	(319)	-	(341)	-	(341)	341
Reversal to adjustments to redemption value prior to deconsolidation	-	-	22	-	319	-	341	-	341	(341)
Deconsolidation of HzO	-	-	-	-	-	-	-	64	64	(6,720)
Comprehensive income:
Net income (loss)	-	-	-	-	18,248	-	18,248	(276)	17,972	(388)
Foreign currency translation gain(loss)	-	-	-	-	-	27	27	-	27	-
Comprehensive income							18,275	(276)	17,999	(388)

Issuance of common stock to purchase iFrogz	4,444	4	46,196	-	-	-	46,200	-	46,200	-
Issuance of common stock to consultant	10	-	100	-	-	-	100	-	100	-
Issuance of common stock related to contract termination	90	-	899	-	-	-	899	-	899	-
Option exercises	951	1	1,552	-	-	-	1,553	-	1,553	-
Warrant exercises	361	1	913	-	-	-	914	-	914	-
Warrant grant expense	-	-	377	-	-	-	377	-	377	-
Restricted stock expense	-	-	618	-	-	-	618	-	618	-
Option expense	-	-	2,640	-	-	-	2,640	-	2,640	-
Excess tax benefits related to share-based payments	-	-	1,659	-	-	-	1,659	-	1,659	-
Reclassification of note receivable collateralized by stock	-	-	-	(566)	-	-	(566)	-	(566)	-

Balances, December 31, 2011	29,782	$30	$70,248	$(566)	$32,949	$(33)	$102,628	$-	$102,628	$-

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$17,584	$9,928	$3,381
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock-based compensation	3,258	994	665
Excess tax benefits related to share-based payments	(1,670)	(620)	(1,062)
Depreciation and amortization	5,926	348	243
Deferred income taxes	(3,908)	(1,482)	508
Amortization of deferred loan costs	329	-	-
Expense related to issuance of warrants	377	293	-
Expense related to issuance of stock for consulting	100	-	-
Expense related to issuance of stock for royalties	336	-	-
Impairment on notes receivable	1,489	-	438
Gain on deconsolidation of HzO	(1,906)	-	-
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(22,098)	(12,218)	(1,857)
Inventories	2,468	(14,251)	(1,783)
Related party other asset	-	(2,747)	(1,152)
Prepaid expenses and other current assets	1,607	(1,861)	(8)
Other assets	134	(54)	-
Accounts payable	42	9,341	1,155
Income taxes payable	(2,092)	6,802	-
Accrued liabilities	3,369	686	979
Accrued wages and wage related expenses	(953)	138	44
Deferred revenues	(72)	32	(104)
Sales return liability	2,811	1,517	259

Net cash provided by (used in) operating activities	7,131	(3,154)	1,706

Cash flows from investing activities
Deposits on and purchase of intangible assets	(96)	(2,117)	(1,230)
Purchase of property and equipment	(1,590)	(819)	(575)
Deconsolidation of HzO, net of cash	(4,277)	-	-
Proceeds from investment in note receivable	496	-	-
Acquisition of iFrogz, net of cash acquired	(47,532)	-	-

Net cash used in investing activities	(52,999)	(2,936)	(1,805)

Cash flows from financing activities
Payment of debt issuance costs	(2,538)	-	-
Proceeds from issuance of term note payable	45,000	-	-
Proceeds from revolving credit facilities	29,837	31	-
Payments on revolving credit facilities	(11,546)	-	(20)
Proceeds from exercise of warrants and options	2,467	2,790	2,967
Excess tax benefits related to share-based payments	1,670	619	1,062
Cash paid for investment in HzO	(392)	-	-
Net HzO proceeds from issuance of Series B Preferred Stock	5,335	-	-

Net cash provided by financing activities	69,833	3,440	4,009

Effect of foreign currency exchange rates on cash and cash equivalents	95	52	(5)

Net increase (decrease) in cash and cash equivalents	24,060	(2,598)	3,905

Cash and cash equivalents at beginning of the period	2,373	4,971	1,066

Cash and cash equivalents at end of the period	$26,433	$2,373	$4,971

Supplemental disclosure of cash flow information
Cash paid during the period for interest	2,602	$243	$231
Cash paid during the period for taxes	13,095	710	552
		.

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars and shares in thousands)

Supplemental schedule of noncash investing and financing activities

For the Year Ended December 31, 2011:

Issued 90 shares of common stock with a fair value of $899 in connection with the acquisition of intellectual property and payment of royalties.

Issued 4,444 shares of common stock with a fair value of $46,200 in connection with the purchase of iFrogz (see Note 2).

Exchanged inventory for asset purchase credits of $785 (see Note 4).

For the Year Ended December 31, 2010:

Issued 100 warrants to consultants to purchase common stock with a fair value of $31.

Issued 70 shares of common stock and 250 warrants in connection with the acquisition of patents.

Issued 8,418 shares of HzO Series A Preferred Stock in connection with the acquisition of the HzO technology.

Issued 500 shares of HzO Series A Preferred Stock for the purchase of equipment.

Issued 20 shares of common stock to employees.

For the Year Ended December 31, 2009:

Issued 370 warrants to consultants.

Issued 80 shares of common stock to employees.

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

ZAGG Inc (the “Company”) was incorporated in the State of Utah on March 25, 2005, as Protective Solutions, Inc.  On January 30, 2006, the Company amended its articles of incorporation and changed its name to ShieldZone Corporation.  On February 8, 2007 the Company was acquired by an inactive publicly held company, Amerasia Khan Enterprises Ltd. in a transaction accounted for as a recapitalization of the Company.  On March 1, 2007, the Company redomesticated its operating subsidiary by reincorporating it in the State of Nevada and on that same date the Company merged that subsidiary into Amerasia Khan Enterprises Ltd, the parent, who was the surviving entity.  In connection with the merger, the Company changed the name of Amerasia Khan Enterprises Ltd. to ZAGG Incorporated. During 2011, we changed our name from ZAGG Incorporated to ZAGG Inc. On June 21, 2011, ZAGG acquired 100% of the outstanding shares of iFrogz, which further diversified the existing ZAGG product line, particularly for audio and protective case accessories under the Earpollution™ and Frogz™ brand names.

The Company designs, manufactures and distributes protective coverings, audio accessories and power solutions for consumer electronic and hand-held devices under the brand names invisibleSHIELD®, ZAGGskins™, ZAGGbuds™, ZAGGsparq™, ZAGGmate™, ZAGGfolio™, ZAGGkeys™, iFrogz™ and Earpollution™.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Significant items subject to such estimates include the allowance for doubtful accounts, inventory reserve, sales returns liability, the useful life of property and equipment, the useful life of intangible assets, purchase accounting, the recoverability of goodwill and indefinite-lived intangible assets, the fair value of the retained interest in HzO, stock-based compensation, deferred tax assets, and income tax uncertainties and other contingencies.  These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate an adjustment is necessary.

Principles of consolidation

The consolidated financial statements include the accounts of ZAGG Inc and its wholly owned subsidiaries ZAGG Europe Limited, ZAGG International, ZAGG Intellectual Property Holding Co, Inc., ZAGG Retail, Inc., iFrogz, and iFrogz Europe SAS. All intercompany transactions and balances have been eliminated in consolidation.

At December 31, 2010, HzO was consolidated by the Company as a variable interest entity (VIE).  On December 22, 2011, HzO, entered into an Amended Series B Stock Purchase Agreement with a group of third party investors. ZAGG considered this a reconsideration event and concluded that as of December 22, 2011, HzO should no longer be considered a VIE under authoritative accounting literature, but is now considered a voting interest entity. Ultimately, management concluded that HzO should no longer be consolidated into the ZAGG financials as of December 31, 2011. This transaction and the related accounting is discussed in detail at Note 5, Investment in HzO and Noncontrolling Interest.

Acquisition of iFrogz

On June 21, 2011, the Company, ReminderBand, Inc., dba iFrogz (“iFrogz”) and the owners of iFrogz entered into a Stock Purchase Agreement pursuant to which ZAGG acquired 100% of the outstanding shares of iFrogz. The combination of ZAGG and iFrogz represents an opportunity to create a market leader in the mobile device accessories industry by building on complementary brands and increasing overall market share by growing product lines and expanding distribution.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

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

Cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Cash equivalents as of December 31, 2011 and 2010, consisted primarily of money market fund investments and amounts receivable from credit card processors.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  Management regularly evaluates the allowance for doubtful accounts considering historical losses adjusted to take into account current market conditions, customers’ financial condition, receivables in dispute, receivables aging and current payment patterns. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Payments subsequently received on written off receivables are credited to bad debt expense in the period of recovery.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The following summarizes the activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$904	$685	$219
Additions charged to expense	1,657	219	466
Write-downs charged against the allowance	(491)	—	—
Recoveries of amounts previously charged off	—	—	—
Balance at end of year	$2,070	$904	$685

On May 13, 2009, the Company entered into an accounts receivable financing agreement with Faunus Group International, Inc. (“FGI”).  Under the agreement, the Company could offer to sell its accounts receivable to FGI each month during the term of the Agreement, up to a maximum amount outstanding at any time of $4,000.  The Company could sell accounts receivable to FGI on either a credit approved or full recourse basis.  Credit approved invoices were sold to FGI with no recourse, FGI accepted all credit default risk on invoices sold under the credit approved terms.  The Company accounted for the sale of the credit approved invoices as a reduction to accounts receivable.  Amounts sold under the financing agreement for 2011, 2010, and 2009 were $0, $5,989, and $6,615, respectively.  Under the terms of the agreement, the Company was charged a monthly collateral management fee of 0.87% of the average monthly outstanding balance and interest at 7% per annum.  The term of the agreement was for a period of four years.  However, effective May 12, 2010, the Company terminated the receivable financing agreement with FGI.  As a result of the early termination of the agreement, the Company paid a termination fee of $75 to FGI that was recorded as interest expense in the accompanying consolidated financial statements in full satisfaction of the Company’s obligations under the agreement.

Inventories

Inventories, consisting primarily of finished goods and raw materials, are valued at the lower of cost, determined on a first in, first out basis, or market.  Management performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary write downs in cost of sales to reduce such inventories to net realizable value. Once established, the original cost of the inventory less the related inventory write down represents the new cost basis of such products.

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

Intangibles assets

Intangible assets include internet addresses, patents and intellectual property, and acquired intangibles in connection with the acquisition of iFrogz, which include customer relationships, trademarks, non-compete agreements, and other miscellaneous intangible assets.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Definite-lived intangible assets are amortized over their estimated economic lives, using a straight-line or accelerated method consistent with the underlying expected future cash flows related to the specific intangible asset.  Amortization expense is recorded within cost of sales and general and administrative expense depending on the underlying intangible assets.

Indefinite-lived intangible assets consist of trademarks acquired in connection with the acquisition of iFrogz.

Impairment of long-lived assets

Long-lived assets, such as property and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate over the remaining life in measuring whether the assets are recoverable.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Impairment of goodwill and indefinite-lived intangible assets

Goodwill and indefinite-lived intangible assets carried on the balance sheet at December 31, 2011 were acquired as part of the acquisition of iFrogz on June 21, 2011. The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis and market approach. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company performs its goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. The Company did not recognize any goodwill or intangible asset impairment charges in 2011 (no goodwill or indefinite lived intangibles existed in 2010 or 2009). The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill is assigned to a reporting unit.  All goodwill was assigned to the iFrogz reporting unit.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.  Legal costs incurred in connection with loss contingencies are expensed as incurred.

Revenue recognition

The Company’s revenue is derived from sales of its products through its indirect channel including retailers and distributors, its direct channels including www.ZAGG.com and www.iFrogz.com, its corporate owned and third-party-owned mall kiosks, from the license fees for the sale of exclusive independent distributor licenses related to the kiosk program, and for royalties earned on products licensed to third parties.  For product sales, the Company records revenue, net of estimated returns and discounts, when delivery has occurred and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is reasonable assured, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Shipping and other transportation costs charged to buyers are recorded in both sales and cost of sales.  Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenues. For kiosk license fees, the Company recognizes revenue on a straight-line basis over the term of the license which is generally three years.  Royalties are recognized in the period in which they are earned.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Promotional products given to customers or potential customers are recognized as a component of selling, general and administrative expenses. Sales incentives provided to customers are recognized as a reduction of the related sale price at the time of sale, and, therefore, are a reduction in revenues.

Reserve for sales returns and warranty liability

The Company’s return policy generally allows its end users and retailers to return purchased products.  In addition, the Company generally provides the ultimate consumer a warranty with each product.  The Company estimates a reserve for sales returns and warranty liability and records that reserve amount as a reduction of revenues and as a sales return reserve liability.  When product is returned and is expected to be resold, as is the case with returns of iFrogz products, the reserve is recorded as a reduction of revenues and cost of sales, and as a sales return reserve liability.

The following summarizes the activity in the Company’s sales return and warranty liability for the years ended December 31, 2011 and 2010:

	For the Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$2,068	$550	$291
iFrogz sales reserve at acquisition	524	—	—
Additions charged to sales	12,906	7,048	2,846
Sales returns & warranty claims charged against reserve	(10,111)	(5,530)	(2,587)
Balance at end of year	$5,387	$2,068	$550

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

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Advertising and marketing

General advertising is expensed as incurred. Advertising allowances provided to retailers are recorded as an expense at the time of the related sale if the Company receives an identifiable benefit in exchange for the consideration and has evidence of fair value for the advertising; otherwise, the allowance is recorded as a reduction of revenue. Advertising expenses for the years ended December 31, 2011, 2010 and 2009 were $10,246, $5,067 and $5,846, respectively.

Foreign currency translation and transactions

The Company’s primary operations are at the parent level which uses the U.S. dollar (USD) as its functional currency.   The British Pound is the functional currency of the Company’s ZAGG Europe Limited subsidiary and the Euro is the functional currency of the Company’s ZAGG International and iFrogz Europe subsidiaries.  Accordingly, assets and liabilities for these subsidiaries are translated into USD using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recorded as a component of accumulated other comprehensive income in stockholders’ equity.  Gains and losses resulting from foreign currency transactions are included in income as a component of other income and expense in the consolidated statements of operations and totaled $60, $(16) and $(99) for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Net income attributable to stockholders	$18,248	$9,963	$3,381

Weighted average shares outstanding	27,133	22,518	20,634
Dilutive effect of stock options and warrants	1,949	1,744	2,355
Diluted shares	29,082	24,262	22,989
Earnings per share attributable to stockholders:
Basic	$0.67	$0.44	$0.16
Dilutive	$0.63	$0.41	$0.15

For the years ended December 31, 2011, 2010, and 2009, restricted stock, warrants and stock options to purchase 103, 1,157, and 423, respectively, were not considered in calculating diluted earnings per share because the restricted stock, warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

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

ASU 2011-08, Intangibles—Goodwill and Other - This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The provisions for this pronouncement are effective for fiscal years, and interim periods beginning after December 15, 2011, with early adoption permitted. The Company has not yet adopted this standard and does not believe the impact will be significant to the consolidated financial statements.

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

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The Company purchased iFrogz for total consideration of $50,000 in cash and 4,444 shares of ZAGG common stock. The value of the shares of the Company’s common stock used in determining the purchase price was $12.60 per share, the closing price of the Company’s common stock on June 21, 2011. 2,222 of the shares issued are subject to a 12-month “lock-up” transfer restriction following the date of acquisition and, therefore, the fair value of these shares has been determined considering the restriction resulting in a discount of 20.0% from the closing share price. The other 2,222 shares issued were subject to a 6-month “lock-up” transfer restriction following the date of acquisition in accordance with SEC Rule 144, which expired on December 21, 2011. The fair value of these shares has been determined considering the restriction resulting in a discount of 15.0% from the closing share price. In addition, $5,000 of the cash consideration paid to the former owners of iFrogz was placed in an escrow account to cover any potential tax, legal, or other contingencies that could potentially arise relating to pre-acquisition events for which ZAGG is indemnified. If charges exceed $5,000 (not to exceed $15,000), ZAGG may recover these amounts through cash payments from the former owners of iFrogz or by cancelling an appropriate number of shares subject to the lock-up to cover the charges. Subject to indemnity claims which may be asserted by ZAGG, the cash held in escrow will be released to the former owners of iFrogz 18 months after the acquisition date (December 21, 2012). As of the date of this Report, the Company was not aware of any such contingencies or potential indemnity claims.

The following summarizes the components of the purchase price (in thousands):

Value of ZAGG shares issued:

ZAGG shares issued with 6-month restriction	$23,800
ZAGG shares issued with 12-month restriction	22,400
46,200
Cash consideration	50,000
Total	$96,200

The total purchase price of $96,200 has been allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values.  The excess of the purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed was recorded as goodwill.  Fair values assigned are based on reasonable methods applicable to the nature of the assets acquired and liabilities assumed.  The following table summarizes the allocation of the purchase consideration:

Cash and cash equivalents	$2,469
Trade receivables ($5,880 contractual gross receivables)	5,832
Inventories	14,962
Prepaid expenses	579
Property and equipment	2,078
Deposits	138
Definite-lived identifiable intangible assets	49,900
Indefinite-lived identifiable intangible assets	25,100
Goodwill	6,925
Current liabilities	(11,783)
Total	$96,200

During the year ended December 31, 2011, the Company recorded a $220 increase to goodwill as a result of purchase accounting primarily related to adjustments recorded to various iFrogz balance sheet account balances as of the acquisition date.

As part of the acquisition of iFrogz, the Company incurred legal, accounting, and other due diligence fees that were expensed when incurred. Total fees incurred related to the acquisition of iFrogz for the twelve months ended December 31, 2011, were $1,947, respectively, which is included as a component of selling, general, and administrative expenses in the consolidated statement of operations.

Identifiable Intangible Assets

Classes of acquired intangible assets include customer relationships, trademarks, non-compete agreements, and other intangibles.  The fair value of the identifiable intangible assets was determined using various valuation methods, including the income and market approaches.  For assets valued under the income approach, the estimate of the present value of expected future cash flows for each identifiable asset was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows.  The expected cash flows were estimated using available historical data adjusted based on the Company’s historical experience and the expectations of market participants.  The market approach was utilized to determine appropriate royalty rates applied to the valuation of the trademarks and patents.  The amounts assigned to each class of intangible asset and the related weighted average amortization periods are as follows:

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

	Intangible asset class	Weighted-average amortization period

Customer relationships	$41,500	8.0 years
Trademarks (indefinite-lived)	25,100	Indefinite
Trademarks (definite-lived)	3,500	9.7 years
Non-compete agreements	4,100	4.8 years
Other	800	3.8 years
Total	$75,000

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

Results of Operations

For the year ended December 31, 2011, iFrogz contributed net sales of $36,046 and net loss of $1,461to the consolidated statement of operations. In addition, iFrogz leases office space from its former owners for monthly rent of $14.

Pro forma Results from Operations

The following table contains unaudited pro-forma results of operations for the year ended December 31, 2011 and 2010.  The unaudited pro-forma results from operations give effect as if the acquisition had occurred on January 1, 2010, after giving effect to certain adjustments including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their values at the date of purchase.

	December 31, 2011	December 31, 2010
Net sales	$204,540	$117,073
Net income	$17,783	$9,434

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

For the years ended December 31, 2011 and 2010, pro forma net income includes projected amortization expense of $9,038 and $6,491, respectively.  The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been consummated for the dates indicated.  Furthermore, such unaudited pro forma information is not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

(3)  INVENTORIES

Inventory consisted of the following components:

	December 31,
	2011	2010

Finished goods	$19,871	$7,925
Raw materials	9,751	10,022
Total inventory	$29,622	$17,947

(4)  ASSET PURCHASE CREDITS

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

The Company accounted for this nonmonetary transaction based on the fair value of the inventory transferred as the inventory’s fair value was more clearly evident than fair value of the asset purchase credits. The Company determined that the inventory had a fair value of $785 at the date of the transfer and thus recorded an impairment loss on the inventory of $202, which is recorded as a component of cost of sales in the accompanying consolidated statement of operations. These asset purchase credits of $785 will be utilized as the asset purchase credits are applied in future periods. The Company evaluates the recoverability of the credits on a quarterly basis and expects to utilize all credits recorded prior to their expiration in March 2016. As of December 31, 2011, $2 in asset purchase credits had been utilized.

(5)  INVESTMENT IN HzO AND NONCONTROLLING INTEREST

Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income and the accumulated amount of noncontrolling interests is included in the consolidated balance sheets as part of equity and redeemable noncontrolling interest. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

At December 31, 2010, HzO was consolidated by the Company as a variable interest entity (VIE).  On August 12, 2011, HzO entered into a Series B Stock Purchase Agreement with third party investors whereby HzO issued 9,869 shares of its newly designated Series B Preferred Stock to new third party investors (collectively, the “HzO Investors”) for net cash of $2,335.  ZAGG considered this a reconsideration event and concluded that HzO remained a VIE and should continue to be consolidated as ZAGG was the primary beneficiary of HzO.

On December 22, 2011, HzO, entered into an Amended Series B Stock Purchase Agreement with another group of third party investors (collectively, the “new HzO investors”) whereby HzO issued 10,768 shares of Series B Preferred Stock for net cash of $3,000. ZAGG considered this a reconsideration event and concluded that as of December 22, 2011, HzO should no longer be considered a VIE under authoritative accounting literature, but is now considered a voting interest entity. Management concluded that as ZAGG owns 36.8% of HzO following the December 22, 2011 transaction and cannot control HzO through voting interests, seats on the HzO Board of Directors, or through any other contractual agreement or method, HzO should be deconsolidated as of December 22, 2011.

The noncontrolling interest included in the Company’s consolidated financial statements is a result of noncontrolling interest investments in HzO up to the date of deconsolidation of December 22, 2011.

Management applied deconsolidation accounting guidance, which included analyzing ZAGG’s investment in HzO at December 22, 2011 to determine the fair value on the date of deconsolidation and the related gain or loss upon deconsolidation.  Management determined that the fair value of ZAGG’s investment in HzO at December 22, 2011 was $4,879. Appropriate valuation techniques were employed, including the use of the market approach that considered the recent equity transactions between HzO, the HzO investors, and the new HzO investors, and an option pricing model. Ultimately, the fair value of ZAGG’s investment in HzO of $4,879 was recorded as ZAGG’s equity-method investment in HzO at December 22, 2011.  In addition, upon deconsolidation, ZAGG recorded a gain of $1,906, which is recorded as a component of other income (expense) in the consolidated statement of operations for the year ended December 31, 2011.

Prospectively, management will account for its investment in HzO under the equity method accounting by recognizing ZAGG’s share of the earnings or losses of HzO in the periods in which they are reported by HzO in its separate financial statements.

(6)  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		December 31,
		2011	2010
	Useful Lives
Computer equipment and software	3 to 5 years	$1,180	$587
Equipment	3 to10 years	1,733	937
Molds	7 years	770	—
Furniture and fixtures	7 years	381	98
Automobiles	5 years	333	177
Leasehold improvements	1 to 4.75 years	1,622	550
		6,019	2,349
Less accumulated depreciation		(1,857)	(852)

Net property and equipment		$4,162	$1,497

(7)  INTANGIBLE ASSETS

Definite-lived Intangibles

Definite-lived intangibles as of December 31, 2011, and December 31, 2010, were as follows:

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$2,575	$38,925	8.0 years
Non-compete agreements	4,100	479	3,621	4.8 years
Trademarks	3,500	400	3,100	9.7 years
Other	800	293	507	3.9 years
Acquired technology	564	14	550	7.0 years
Internet address	124	40	84	10.0 years
Patents	1,992	188	1,804	14.0 years
Total amortizable assets	$52,580	$3,989	$48,591	8.0 years

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Internet address	$124	$28	$96	10.0 years
Patents	1,882	—	1,882	14.0 years
Total amortizable assets	$2,006	$28	$1,978	13.8 years

Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization.  The remaining definite-lived intangible assets are amortized using the straight line method over their estimated useful life.  For the years ended December 31, 2011, 2010, and 2009 amortization expense was $4,921, $12, and $7 respectively. Amortization expense was primarily recorded as a component of selling, general, and administrative expense, however, amortization expense related to the acquired technology, which included the HzO technology intangible until deconsolidation on December 22, 2011, totaled $972 and was recorded as a component of cost of sales.

Estimated future amortization expense is as follows:

2012	$9,772
2013	9,077
2014	7,989
2015	6,869
Thereafter	14,884
Total	$48,591

Indefinite-lived Intangibles

The gross carrying amount of indefinite-lived intangibles as of December 31, 2011 and December 31, 2010 were as follows:

	December 31, 2011	December 31, 2010

Trademarks	$25,100	$—
HzO Technology	—	7,189
Total non-amortizable assets	$25,100	$7,189

The HzO technology intangible asset was not being amortized as of December 31, 2010 as the technology was not yet placed into service.  During 2011, HzO began selling products that utilize the technology and began amortizing the intangible asset. As noted in note 5, HzO was deconsolidated at December 22, 2011, thus the HzO technology asset is not included in the consolidated balance sheet of the Company at December 31, 2011.

(8)  INCOME TAXES

The components of income tax (provision) benefit for the years ended December 31, 2011, 2010 and 2009 are:

	2011	2010	2009
Current (provision):
Federal	$(11,487)	$(7,058)	$(1,080)
State	(1,767)	(1,074)	(155)
Foreign	(72)	—	—
Total current	(13,326)	(8,132)	(1,235)
Deferred (provision) benefit:
Federal	3,402	1,283	(777)
State	506	199	(120)
Total deferred	3,908	1,482	(897)
Total (provision) benefit	$(9,418)	$(6,650)	$(2,132)

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Tax at statutory rate (35%)	$(9,451)	$(5,636)	$(1,839)
State tax, net of federal tax benefit	(888)	(556)	(178)
Gain on deconsolidation of HzO	316	—	—
Non-deductible expense and other	(130)	(198)	(115)
Domestic production activities deduction	771	587	—
Return to provision adjustment	(36)	(437)	—
Interest and penalties	—	(201)	—
Federal 38% rate bracket surcharge	—	(209)	—
	$(9,418)	$(6,650)	$(2,132)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2011 and 2010, are as follows:

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$791	$337
Deferred revenue	12	48
Net operating loss carryforward	—	47
Inventories	1,636	1,045
Stock-based compensation	597	234
Sales returns accrual	2,061	766
Acquisition costs, net of amortization	292	—
Intangible assets	307	—
Reserve on note receivable	569	—
Other liabilities	35	—
Total deferred tax assets	6,300	2,477

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Deferred tax liabilities:
Property and equipment	633	314
Investment in HzO	384	—
Goodwill	69	—
Intangible assets	—	1,528
Total gross deferred tax liabilities	1,086	1,842
Net deferred tax assets	$5,214	$635

Deferred tax assets, net – current	$5,132	$2,196
Deferred tax assets, net – noncurrent	82	(1,561)
Net deferred tax assets	$5,214	$635

The Company has recorded a full valuation allowance at December 31, 2011 on a deferred tax asset generated by operating losses in France and the UK from operations of iFrogz Europe SAS (gross cumulative operating loss of $651) and ZAGG Europe (gross cumulative operating loss of $153). Operations for iFrogz Europe and ZAGG Europe have been transitioned to Ireland and therefore, we do not expect future taxable income within France and the UK to offset current net operating losses. For all tax jurisdictions other than France, there was no valuation allowance at December 31, 2011 and 2010, as management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2011 and prior years as the Company considers these earnings to be indefinitely reinvested. Cash held by foreign entities that is considered permanently re-invested totaled $2,396 as of December 31, 2011. If this cash were repatriated to the United States, the Company would need to accrue and pay the related tax, however, the Company considers these funds permanently re-invested and has no plans to repatriate these funds.

The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  As of December 31, 2011 and 2010, the Company recorded a tax contingency of $61 and $0, respectively, related to foreign taxes at the iFrogz segment.  For the years ended December 31, 2011, 2010, and 2009, the Company recorded $0, $201, and $0, respectively in interest and penalties, which are included as a component of income tax provision.

The Company is currently not under examination by any federal or state tax authority, but remains subject to income tax examinations for each of its open tax years, which extend back to 2008 for federal income tax purposes and 2007 for state income tax purposes.

(9)  STOCK OPTIONS AND WARRANTS

In 2007, the Company’s board of directors adopted and in 2008 the Company’s shareholders approved the ZAGG Incorporated 2007 Stock Incentive Plan which provides for the issuance of up to 2,000 shares of common stock to the company’s directors, employees, consultants and advisors (the “2007 Incentive Plan”).  On July 16, 2009, the Company’s shareholders approved an amendment to the 2007 Incentive Plan to increase the number of shares issuable under the 2007 Incentive Plan to 5,000.  On June 23, 2011, The Company’s shareholders approved an amendment to the 2007 Incentive Plan to increase the number of shares issuable under the 2007 Incentive Plant to 10,000. As of December 31, 2011, there were 5,215 shares available for grant under the 2007 Incentive Plan.

The 2007 Incentive Plan provides for awards in the form of options to acquire shares of common stock and restricted stock grants.  The 2007 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors.

Common Stock Options

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have five-year contractual terms.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model.  For the years ended December 31, 2011, 2010 and 2009 the following assumptions were used in determining the fair value of option grants:

	2011	2010	2009
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.21%	1.20%	1.31%
Expected term (years)	3.5 years	3.5 years	3.5 years
Expected volatility	90.59%	95.83%	90.52%

The Company determines the expected term of its stock option awards by using the simplified method, which assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. Expected volatility is calculated by weighting the Company’s historical stock price to calculate expected volatility over the expected term of each grant. If the Company’s historical stock price history does not cover the entire expected term, expected volatility is also weighted based on the average historical volatility of similar entities with publicly traded shares over the expected term of each grant. The risk-free interest rate for the expected term of each option granted is based on the U.S. Treasury yield curve in effect at the time of grant with a period that approximates the expected term of the option.

The following table summarizes the stock option activity for the Company’s stock incentive plan for the year ended December 31, 2011:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2010	2,354	$1.94	3.3
Granted	93	8.14
Exercised	(951)	1.65
Forfeited/expired	(198)	1.13
Outstanding at December 31, 2011	1,298	$2.73	2.7	$5,718
Exercisable at December 31, 2011	407	$1.89	2.2	$270

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $4.98, $1.82, and $1.29, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was $8,170, $2,016, and $2,356, respectively.

As of December 31, 2011, there was $1,133 of total unrecognized compensation cost related to nonvested stock options granted under the stock incentive plan. That cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009, was $2,638, $615, and $230, respectively.

The Company recorded share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the years ended December 31, 2011, 2010 and 2009, the Company recorded equity-based compensation expense of $2,640, $952 and $665, respectively, which is included as a component of selling, general and administrative expense.  The net tax benefit recognized on equity-based compensation expense for the year ended December 31, 2011, 2010 and 2009 was $28, $36, and $(6), respectively.  The tax benefit realized from stock options exercised for the year ended December 31, 2011, 2010 and 2009 was $1,838, $708, and $1,238, respectively.

During the second quarter of 2011, the Company incurred a charge of $1,560 related to the modification of a previously granted stock option, which is included as a component of selling, general and administrative expenses and additional paid in capital in the accompanying condensed consolidated financial statements (see Note 11, Notes Receivable).

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Warrants - During the year ended December 31, 2011, 2010, and 2009, the Company issued warrants to purchase common shares for investor relations consulting services of 50, 100, and 0, respectively. The 2011 and 2010 warrants are exercisable at $9.05 and $2.58, respectively. The warrants expire five years from the grant date. The 2011 grants were fully vested on the date of grant. The 2010 grant vested equally over the twelve month period from the grant date.  The 2011 grant and each vesting tranche of the 2010 grant was independently valued using the Black-Scholes option pricing model with separate assumptions for each tranche based on the fair value of the Company’s common stock on each vesting date, expected term equal to the remaining contractual term on each vesting date, expected volatility weighted between the Company’s historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term for each vesting date, and risk-free rate for the expected term based on the U.S. Treasury yield curve in effect with a period that approximates the remaining contractual term for each vesting date.  For the year ended December 31, 2011, 2010, and 2009, the Company recorded expense of $377, $292, and $0, respectively, for these warrants. During 2010, the Company also issued warrants for 250 common shares exercisable at $8.53 per share expiring in 5 years and vesting immediately to Andrew Mason as part of the asset purchase agreement (see Note 13).

During the year ended December 31, 2009, the Company issued warrants for consulting services for 20 common shares exercisable at $2.05 per share expiring in 1 year and vesting immediately, warrants for sales commissions to an independent third party for 175 common shares exercisable at $6.40 per share expiring in 1 year and vesting immediately, and additional warrants for sales commissions to an independent third party for 175 common shares exercisable at $4.00 per share expiring in 2.5 years and vesting immediately. Each warrant grant was independently valued using the Black-Scholes option pricing model.  For the years ended December 31, 2011, 2010, and 2009, the Company recorded expense of $0, $222, and $0, respectively. The warrants are accounted for as equity instruments.
The fair value of warrants have been estimated as of the vesting date using the Black-Scholes option pricing model.  For the years ended December 31, 2011, 2010, and 2009 the following assumptions were used in determining the fair value:

	2011	2010	2009
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.02%	1.91%	0.17%
Expected term (years)	4.86 years	4.46 years	0.2 years
Expected volatility	90.71%	88.88%	66.65%

The following table summarizes the warrant activity for the year ended December 31, 2011:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2010	1,311	$3.14	2.5	$5,879
Granted	49	9.05
Exercised	(361)	2.69
Forfeited/expired	-	-
Outstanding at December 31, 2011	999	$3.60	2.0	$3,936
Exercisable at December 31, 2011	999	$3.60	2.0	$3,936

The weighted-average and grant-date or vest-date fair value of warrants granted during the years ended December 31, 2011, 2010, and 2009, was $6.46, $3.47, and $0.62, respectively. The total intrinsic value of warrants exercised during the years ended December 31, 2011, 2010 and 2009, was $3,302, $5,080, and $6,159, respectively.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

As of December 31, 2011, there was $0 of total unrecognized estimated compensation cost related to nonvested warrants granted. The total fair value of warrants vested during the years ended December 31, 2011, 2010, and 2009 was $377, $1,390, and $220, respectively.

For warrants that are compensatory, the Company records share-based compensation expense related to warrants only for warrants that have vested.  The amount of the expense recognized is based on the estimated fair value of the warrants on the vesting date. During the years ended December 31, 2011, 2010 and 2009, the Company recorded equity-based compensation expense related to warrants of $377, $293, and $199, respectively, which is included as a component of selling, general and administrative expense.  The net tax benefit recognized on equity-based compensation expense related to warrants for the year ended December 31, 2011, 2010 and 2009 was $144, $67, and $75, respectively.  No tax benefits were realized from warrants exercised for the year ended December 31, 2011, 2010 and 2009, respectively.

Restricted Stock

Restricted stock awards are granted with a fair value equal to the ending stock price on the date of grant. Prior to 2011, the Company had not granted any restricted stock.

A summary of the status of the Company’s restricted stock as of December 31, 2011 and 2010, and changes during the years ended December 31, 2011 and 2010, is presented below:

	Restricted Stock	Weighted- Average Grant Date Fair Value
	(In thousands)	(Per share)
Balance at December 31, 2010	-	$-
Granted	432	8.52
Vested	-	-
Forfeited	(8)	7.07
Balance at December 31, 2011	424	$8.55

As of December 31, 2011, there was $2,861 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the stock incentive plan. That cost is expected to be recognized over a weighted-average period of 2.2 years. At December 31, 2011 no shares were vested.

The Company recorded share-based compensation expense only for restricted stock that is expected to vest.  The estimated fair value of the restricted stock awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the year ended December 31, 2011 the Company recorded equity-based compensation expense of $624, which is included as a component of selling, general and administrative expense.  The net tax benefit recognized on equity-based compensation expense for the year ended December 31, 2011 was $236.  The tax benefit realized from stock options exercised for the year ended December 31, 2011 was $0.

Included in the 2011 grants of restricted stock were 124 shares issued to an employee by the Company subject to the employee’s continued employment. These shares vest quarterly over a two year vesting term and will be expensed on a straight-line basis over the two-year vesting term. In connection with the issuance of 124 shares of restricted stock, the Company issued the employee an additional 90 shares of common stock with a fair value of $899 as consideration in full satisfaction of current and future royalties under a prior intellectual property agreement primarily related to the ZAGGmate. The portion of the consideration related to current royalties was $336 and is included as a component of cost of sales in the condensed consolidated statement of operations. The remaining $563 portion of the consideration was capitalized as it represents a pre-payment of future royalties and will be amortized on an accelerated basis, consistent with the expected underlying cash flows of the intellectual property, over a seven year life. This capitalized amount is included as a component of intangible assets in the condensed consolidated balance sheet.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

(10)  FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

At December 31, 2011 and  2010, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, note receivable, a line of credit with US Bank (as of December 31, 2010 only), a Revolving Credit Facility (as of December 31, 2011 only), and a Term Loan (as of December 31, 2011 only). The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these financial instruments.  The carrying value of the debt balances approximate fair value because the variable interest rates approximate current market rates.

In addition, as discussed in Note 11, management records the note receivable at the fair value of the underlying collateral.  Management determined the fair value of assets that collateralize the note receivable. The collateral includes private company stock and warrants, real property, interests in entities that own real property, and 80 shares of the Company’s stock that carry a restrictive legend until two months after the note receivable is paid in full.

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

At December 31, 2011 and 2010, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown (in thousands):

		Fair Value Measurements Using:
	December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$1,452	$1,452	—	—

		Fair Value Measurements Using:
	December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$416	$416	—	—

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

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)
The following table presents assets held as of December 31, 2011, measured at fair value on a non-recurring basis using the level of inputs shown at the time of impairment (in thousands).

		Fair Value Measurements Using:
	December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Note receivable	$1,915	$566	$1,089	$260

There were no assets held at December 31, 2010, measured at fair value on a non-recurring basis.

The note receivable is recorded at the fair value of the underlying collateral.  Management considered the 80 shares of ZAGG common stock to be a Level 1 asset as quoted market prices exist. The real estate holdings were considered Level 2 assets as significant observable inputs exist for similar items in active markets. The investments in real estate companies, and private company preferred stock and warrants were considered Level 3 assets as the value was determined based on unobservable inputs.

The Company recorded impairment charges of $1,489 during the year ended December 31, 2011 related to the note receivable and the underlying collateral assets held as of December 31, 2011, measured at fair value on a non-recurring basis. Level 3 assets comprise $125 of the impairment charge. These impairment charges were recorded as a component of selling, general and administrative expenses in the consolidated statement of operations. There were no impairment charges during the year ended December 31, 2010 related to assets held as of December 31, 2010, measured at fair value on a non-recurring basis.

(11)  NOTES RECEIVABLE

Lorence Harmer Note Receivable

In June 2008, Lorence Harmer became a member of the board of directors and in December 2009 the chairman of the Audit Committee.  Mr. Harmer introduced the Company to a consumer electronics product, which became known as the ZAGGbox.  The ZAGGbox was intended to aggregate digital content such as music, pictures, videos and movies into a single location so that users could share the content with most other networked media players, including mobile devices.  After investigating the market opportunity for the ZAGGbox, the Company determined in June 2009 that it wished to obtain certain rights for the development and sale of the ZAGGbox in North America.  The Company entered into negotiations with Teleportall, LLC (“Teleportall”), the owner of the technology used in the ZAGGbox, regarding production and distribution of the ZAGGbox.  On June 17, 2009, the Company issued its initial purchase order for ZAGGbox units in the amount of $3,500 and advanced to Teleportall a total of $1,153 representing a $200 non-recurring engineering (NRE) fee and $953 in payment of 30% of the total purchase price for the units ordered by the Company.  Mr. Harmer participated in the negotiations between the Company and Teleportall, and continued to represent the Company throughout 2009 and 2010 concerning the ZAGGbox.  In May 2010, the Company entered into a Distribution and License Agreement with Teleportall, which memorialized Teleportall’s agreement to manufacture and deliver ZAGGboxes to the Company and appointed the Company as the exclusive distributor for the ZAGGbox in North American.  Additionally, in May 2010 the Company entered into an agreement with Harmer Holdings, LLC, an affiliate of Mr. Harmer, under which Harmer Holdings, LLC agreed to repurchase unsold ZAGGboxes under certain circumstances.

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

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

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

No revenue was recognized from Teleportall during the year ended December 31, 2011.

As part of the Harmer Agreement, the Company modified a previously granted stock option award to Mr. Harmer, which resulted in a charge of $1,560 that was recorded in the second quarter of 2011.  The charge was recorded in the second quarter of 2011 due to further negotiations and ratification on April 5, 2011.  The further negotiations concerned the restricted legend placed on 80 shares of stock subject to repayment of the Note.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The Note was originally accounted for under the cost recovery method and was originally included in the consolidated balance sheet at $3,900 which was the value of the ZAGGbox inventory advances.  The original face value of the Note of $4,126 was for reimbursement of the inventory advances and other costs associated with the ZAGGbox and approximated fair value at March 23, 2011 as the variable interest rate on the Note approximated market rates.

On September 20, 2011, and prior to the due date of the first interest-only payment due on the Note, Mr. Harmer and two of his affiliates, Harmer Holdings, LLC, (“Holdings”) and Teleportall, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II (ZAGG’s CEO), Brandon T. O’Brien (ZAGG’s CFO) and KPMG LLP (ZAGG’s independent registered public accounting firm).  KPMG has subsequently been dismissed from the lawsuit.  In their lawsuit, the plaintiffs allege that the defendants defamed Mr. Harmer, breached the Harmer Agreement and interfered with other rights of the plaintiffs. The Company has responded to the plaintiffs’ claims, denying all of the material allegations made by the plaintiffs.  The Company believes the plaintiff’s claims to be without merit and intends to vigorously defend against them.

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

The collateral was originally valued as of September 30, 2011 by management with the assistance of certified appraisers and valuation specialists and was determined to be between $2,829 and $3,272. The range of collateral values is the result of a requirement in the Harmer Agreement for Mr. Harmer to provide evidence after March 23, 2011 of 100% ownership in Holdings. Holdings is the entity through which Mr. Harmer held investments in the real property and related investments. At the time of the Harmer Agreement, Mr. Harmer demonstrated ownership of 50% of Holdings and his intent and ability to acquire the remaining 50% ownership interest in Holdings shortly after execution of the Harmer Agreement. Following the execution of the Harmer Agreement, Mr. Harmer failed to provide evidence that he had acquired the remaining 50% of Holdings. Thus, the low end of the range is based on the assumption that Mr. Harmer owns 50% of Holdings, while the high end of the range is based on the assumption that Mr. Harmer’s ownership is 100%.

As management cannot ascertain Mr. Harmer’s ownership in Holdings, we determined to reserve $1,071 of the September 30, 2011 Note balance as the remaining balance was management’s best estimate of the cash recovery on the collateral securing the Note (fair value, less cost to sell), assuming a 50% ownership in Holdings by Mr. Harmer. Thus, the Company recorded a reduction in the note receivable of $1,071, which was recorded as a component of selling, general and administrative expense.

During the fourth quarter of 2011, management commenced the foreclosure process on all collateral securing the Note. In December, management foreclosed and sold 45 shares of ZAGG common stock for $496. This cash recovery was recorded as a reduction to the note receivable. Subsequent to December 31, 2011 year-end, management foreclosed on real property valued at $238.

As the note remains collateral dependent, management assessed the fair value of the collateral as of December 31, 2011. As a result of our analysis, we noted that the estimated fair value of the underlying collateral was between $1,915 and $2,176. The decrease in value is attributable to (1) the 80 shares of ZAGG Inc common stock as the ZAGG Inc stock price decreased from $9.92 at September 30, 2011 to $7.07 at December 31, 2011 and (2) the reduction in the fair value of securities in a private entity. As management has not been able to ascertain whether Mr. Harmer owns 50% or 100% of Holdings, management used the low end of the above range ($1,915) and compared it to the carrying amount of the note of $2,333. As a result, management recorded an additional reserve at December 31, 2011 of $418, which was recorded as a component of selling, general and administrative expense.  The remaining note balance of $1,915 represents management’s best estimate of the cash recovery on the collateral securing the Note (fair value, less cost to sell). Additionally, the Company has reclassified $566 of the Note as an offset to equity, representing the fair value of the collateral attributable to shares of ZAGG common stock at December 31, 2011, which management intends to recover to repay the Note.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

At December 31, 2011, the reserve recorded against the note receivable totaled $1,489 and the net book value was $1,915.At December 31, 2011, the total unpaid principle balance, including accrued interest, late fees and costs incurred on collection, totaled $3,910.

Brighton Partners, LLC Note Receivable

On March 11, 2008, the Company entered into an agreement to fund a bridge loan (the “Bridge Loan”) of up to $500 to Brighton Partners, LLC. The purpose of the secured loan is to fund the development of a superhero series created by Stan Lee and POW! Entertainment, Inc., in partnership with Brighton Partners, LLC, with the hope that ZAGG would benefit from the marketing exposure and any intellectual property created using ZAGG’s trademarks.

In consideration of the bridge loan, Brighton Partners, LLC executed a secured promissory note with a 3% origination fee and bearing 10% interest for the 90 day term of the note. As of December 31, 2009, the Company determined that the note had become impaired and reserved against the full balance of the note and accrued interest.  The Company recorded a charge of $438 for the note receivable and $274 for the related accrued interest in the accompanying consolidated financial statements.  The Company will continue to assert its legal rights with relation to the note receivable.

(12)  DEBT AND LETTERS OF CREDIT

Term Loan and Revolving Credit Facility

On June 21, 2011, and in conjunction with the acquisition of iFrogz, the Company entered into a financing agreement (the “Financing Agreement”) led by Cerberus Business Finance, LLC (“Cerberus”) and PNC Bank National Association (“PNC”), which is acting as the administrative bank.  The Financing Agreement consists of a $45,000 term loan (“Term Loan”), a $45,000 revolving credit facility (“Revolving Credit Facility”), and a $5,000 letters of credit facility, which is a subset of the $45,000 Revolving Credit Facility.  The Company’s obligations under the Financing Agreement were secured by all or substantially all of the Company’s assets.  The Term Loan matures on June 20, 2016, and the Revolving Credit Facility and letters of credit mature on June 20, 2014.

As of December 31, 2011, the entire Term Loan was outstanding, $23,332 of the Revolving Credit Facility was outstanding, and no letters of credit were outstanding.

At the election of the Company, borrowings under the Financing Agreement bear interest at either the Reference Rate plus an applicable margin or the Eurodollar Rate plus an applicable margin, both as defined in the Financing Agreement.  All current borrowings were made under the Reference Rate, which is calculated as the greater of (1) 2.75%, (2) the Federal Funds Effective Rate plus 0.50%, (3) the Eurodollar Rate plus 1.00%, or (4) the rate of interest publicly announced by PNC Financial Service Group, Inc. as its reference rate, base rate, or prime rate.  The applicable margin for the Reference Rate is 4.00%.  At December 31, 2011, the weighted average interest rate on all outstanding borrowings was 7.25%. At December 31, 2011, the effective interest rate was 8.02%.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

There are no scheduled payments on either the Term Loan or Revolving Credit Facility prior to maturity.  However, the Financing Agreement calls for prepayment of the Term Loan if certain conditions are met.  The prepayment requirement commences with the fiscal year ended December 31, 2011, and is calculated based on a percentage of “excess cash flow” as defined in the Financing Agreement.  Payment is required to be made within ten days of issuing the year-end consolidated financial statements.  Based on current projections, the Company estimates that a prepayment of $2,372 will be required to be made during March 2012.  This amount has been classified as current in the consolidated balance sheet, while the remaining Term Loan balance and Revolving Credit Facility balance is classified as noncurrent.

Starting July 1, 2011, the Company began paying a commitment fee of 0.375% on the unused portion of the borrowing capacity under the Revolving Credit Facility based on the average principal amount outstanding for the month compared to $45,000. For the year ended December 31, 2011, the Company incurred $46 in commitment fees, which is included as a component of interest expense in the consolidated statement of operations.

The Company incurred and capitalized $2,538 of direct costs related to the issuance of the Term Loan and Revolving Credit Facility.  Of the total amount incurred, $1,699 was directly related to the Term Loan and $839 was directly related to the Revolving Credit Facility.  As neither debt instrument has a mandatory payment schedule and the entire balance of each is due at maturity, the Company amortizes these deferred loan costs on a straight-line basis over the respective terms of the loan:  the Term Loan is being amortized through June 20, 2016, and the Revolving Credit Facility through June 20, 2014.  For the year ended December 31, 2011, the Company amortized $329 of these loan costs, which is included as a component of interest expense in the consolidated statement of operations.  The carrying value of deferred loan costs at December 31, 2011, was $2,209 and is included as a component of noncurrent other assets in the consolidated balance sheet.

Attached to the Term Loan and Revolving Credit Facility are a number of financial and non-financial covenants. At December 31, 2011, the Company was in compliance with covenants associated with the Term Loan and Revolving Credit Facility.

Mandatory payments under the Financing Agreement are presented in the following table:
Mandatory Payments
2012	$2,372
2013	-
2014	23,332
2015	-
Thereafter	42,628
Total	$68,332

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

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

On June 21, 2011 the Company paid off the entire outstanding balance on the line of credit, and the Loan Agreement with U.S. Bank was terminated.

(13) – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2015.  Future minimum rental payments required under the operating leases at December 31, 2011 are as follows:

2012	$824
2013	524
2014	431
2015	208
2016	—
Total	$1,987

For the years ended December 31, 2011, 2010 and 2009, rent expense was $1,002, $911 and $534, respectively.   Rent expense is recognized on a basis which approximates straight line over the lease term.

Commercial Litigation

Wrapsol, LLC, v. ZAGG Inc, U.S. District Court, District of Massachusetts, 1:11-cv-11006-RGS. The Company was engaged as the defendant in civil litigation in Massachusetts in which Wrapsol, LLC (“Wrapsol”) has alleged unfair competition and tortious interference with business relations claiming that the Company’s sales representatives attempted to harm Wrapsol by making false allegations. The Company denied these allegations. The parties conducted extensive written discovery, and engaged in settlement negotiations.  On March 2, 2012, the case was dismissed with prejudice without payment of any consideration by the Company to Wrapsol.

Lorence A. Harmer, et al v ZAGG Inc et al, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG Inc and two of his affiliates, Harmer Holdings, LLC, and Teleportal, LLC, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II, Brandon T. O’Brien and KPMG LLP. KPMG has subsequently been dismissed from the lawsuit. This case is discussed in greater detail in Note 11, Notes Receivable. Plaintiffs allege that the defendants defamed Mr. Harmer, breached a settlement agreement and other agreements between the plaintiffs and ZAGG, and interfered with other rights of the plaintiffs.  ZAGG has responded to the plaintiffs’ claims, denying all of the material allegations made by the plaintiffs, and has asserted affirmative defenses.   Fact discovery has commenced.  The Company believes the Plaintiffs’ claims to be without merit and intends to vigorously defend against them.

On September 27, 2011, the Company and Focus, LLC, settled an arbitration claim brought by Focus that the Company was obligated to pay Focus a finder’s fee in the amount of $2.0 million related to the Company's acquisition of iFrogz (see, Note 2, Acquisition of iFrogz). Focus subsequently dismissed with prejudice all claim asserted against the Company. The Company did not make any payment to Focus in consideration of the dismissal. In addition, upon execution of the settlement agreement, both Focus and the Company agreed to release and discharge the other party of any and all claims.

ZAGG v. Trekstor, Regional Court, Dusseldorf, Germany. The Company brought suit in Dusseldorf, Germany against Trekstor for infringement of ZAGG design registrations for ZAGGmate and the Logitech Keyboard Case by ZAGG.  As of the date of this Report, all briefing had been completed, but a hearing had not yet been scheduled.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Patent Litigation

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products, LLC, Wrapsol, LLC, U.S. District Court, Central District of California, 2:10-cv-06511; ZAGG Intellectual Property Holding Co. Inc. v. Ghost Armor, Griffin Technology, Russell B. Taylor, United SGP, XO Skins, U.S. District Court, District of Utah, 2:10-cv-01257. The Company’s wholly owned subsidiary, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”), is engaged as the plaintiff in patent infringement litigation pending in California and in Utah that seeks to enforce rights under United States Patent No. 7,784,610. The defendants in these cases have raised defenses and, in some cases, asserted counterclaims against ZAGG IP that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief against ZAGG IP or the Company, apart from a request for an award against ZAGG IP of costs and attorney’s fees. Several of the defendants have settled with ZAGG IP and the remaining parties are engaged in discovery. One of the defendants filed a motion for summary judgment in respect of all of the claims of ZAGG IP, but that motion was denied by the court. The parties have recently filed briefs relating to claims construction. In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. Management believes the likelihood of an unfavorable outcome in this case is remote and that any potential loss contingency is not estimable at this time.

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products et al, U.S. District Court, District of Utah, 2:11-cv-00517.  ZAGG IP is also engaged as the plaintiff in patent infringement litigation pending in Utah that seeks to enforce rights under United States Patent No. 7,957,524 (one of the patents acquired from Andrew Mason, see below). The defendants in this case have raised defenses and, in some cases, asserted counterclaims against ZAGG IP, that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief, including claims for damages, against ZAGG IP or the Company, apart from a request for an award of costs and attorney’s fees to the prevailing party. Discovery has not yet commenced in this case, however, several of the defendants have settled with ZAGG IP. Also, Wrapsol, one of the defendants has filed a petition to reexamine Patent No. 7,957,524 which is pending before the United States Patent and Trademark Office. There are no claims asserted in these actions against the Company. In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

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

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

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

If the Claim Conditions are not met, the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500 of the Warrants. There can be no assurance that the USPTO will issue a patent on the CIP Application that meets the requirements of the Claim Conditions. As of December 31, 2011, no applicable patent had been issued by the USPTO.

We establish liabilities when a particular contingency is probable and estimable. We have not accrued for any loss at December 31, 2011 in our consolidated financial statements in light of the probability and ability to estimate any potential liability. It is reasonably possible that the potential losses may exceed our accrued liabilities for contingencies; however, the amount cannot be currently estimated.

(14)  CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2011.

At December 31, 2011, approximately 55% of the balance of accounts receivable was due from one customer.  At December 31, 2010, approximately 64% and 17% of the balance of accounts receivable was due from two customers.  No other customer account balances were more that 10% of accounts receivable.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

Concentration of sales

For the years ended December 31, 2011, 2010, and 2009, one customer accounted for 30%, 41%, and 35%, respectively, of the Company’s sales. In addition, during 2011, a second customer accounted for 11% of sales.  No other customer account balances were more that 10% of sales.  If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The percentage of sales by geographic region for the years ended December 31, 2011, 2010 and 2009 was approximately:

	2011	2010	2009
United States	88%	83%	85%
Europe	6%	12%	8%
Other	6%	5%	7%

Net assets located overseas in Shannon Ireland totaled $290 at December 31, 2011.

(15)  SEGMENT REPORTING

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

•
ZAGG segment — This segment designs, manufactures and distributes protective coverings, audio accessories and power solutions for consumer electronic and hand-held devices under the brand names invisibleSHIELD®, ZAGGskins™, ZAGGbuds™, ZAGGsparq™, ZAGGfolio™, ZAGGmate™, and ZAGGkeys™.

•
iFrogz segment—This segment designs, manufactures and distributes protective coverings and digital audio accessories for consumer electronic and hand-held devices under the brand names iFrogz™ and Earpollution™.

•
HzO segment—This segment is engaged in the development of water blocking coating technologies for consumer and industrial applications. As discussed in note 5, HzO was deconsolidated as of December 22, 2011, however, management will continue to report HzO’s operations within the segment reporting below.

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

	Year Ended
Revenue	December 31, 2011	December 31, 2010	December 31, 2009
ZAGG segment	$143,068	$76,135	$38,362
iFrogz segment	36,046	—	—
HzO segment	11	—	—
Total	$179,125	$76,135	$38,362

	Year Ended
Income from Operations	December 31, 2011	December 31, 2010	December 31, 2009
ZAGG segment	$31,518	$16,936	$5,710
iFrogz segment	(1,267)	—	—
HzO segment	(2,114)	(122)	—
Total income from operations	$28,137	$16,814	$5,710
Total other income (expense)	(1,135)	(236)	(197)
Income before provision for income taxes	$27,002	$16,578	$5,513

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

	As of
Identifiable Assets	December 31, 2011	December 31, 2010
ZAGG segment	$88,671	$50,240
iFrogz segment	108,778	—
HzO segment	4,879	7,192
Total	$202,328	$57,432

(16) – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is presented in the following summary:

	Year ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$26,976	$38,788	$45,887	$67,474	$179,125
Operating income	4,864	4,246	4,614	14,413	28,137
Net income attributable to stockholders	3,310	2,743	2,248	9,947	18,248
Earnings per share attributable to stockholders: (1)
Basic	$0.14	$0.11	$0.07	$0.34	$0.67
Diluted	0.13	0.10	0.07	0.32	0.63
Weighted average common shares:
Basic	24,096	25,240	29,442	29,671	27,133
Diluted	26,216	27,279	31,375	31,378	29,082

	Year ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$8,775	$15,059	$23,056	$29,245	$76,135
Operating income	1,332	3,224	6,153	6,104	16,813
Net income attributable to stockholders	791	1,911	3,859	3,402	9,963
Earnings per share attributable to stockholders: (1)
Basic	$0.04	$0.09	$0.17	$0.14	$0.44
Diluted	0.03	0.08	0.16	0.13	0.41
Weighted average common shares:
Basic	21,719	22,062	22,565	23,703	22,518
Diluted	23,371	23,537	24,029	25,447	24,262

(1)
The earnings per share calculations for each of the quarters were based upon the weighted average number of shares outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per common share amounts.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

(17)  DEFINED CONTRIBUTION PLAN

The Company offers a 401(k) for full-time employees that have been with the Company for over 90 days. The Company matches participant contributions of 100% up to 3% of an employees’ salary and 50% of contributions from 4-5% of an employees’ salary.  Costs recognized for the year ended December 31, 2011, 2010, and 2009 related to the employer 401(k) match totaled $267, $0, and $0, respectively.

(18)  SUBSEQUENT EVENTS

There were no subsequent events identified that would require disclosure or adjustment to the consolidated financial statements.