Form 10-Q
period 2012-03-31
ZAGG Inc
filed 2012-05-10
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INC
(Exact name of registrant as specified in its charter)

                   Nevada                                                                                                20-2559624
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

[ ] Large Accelerated Filer	[X] Accelerated Filer

[ ] Non-accelerated Filer (do not check if a smaller reporting company)	[ ] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act).
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,247,533 common shares as of May 7, 2012.

ZAGG INC AND SUBSIDIARIES
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS

Current assets
Cash and cash equivalents	$16,856	$26,433
Accounts receivable, net of allowances of $2,166 in 2012 and $2,070 in 2011	36,374	45,450
Inventories	25,656	29,622
Prepaid expenses and other current assets	5,387	1,593
Deferred income tax assets	5,063	5,132

Total current assets	89,336	108,230

Investment in HzO	4,416	4,879

Property and equipment, net of accumulated depreciation at $2,101 in 2012 and $1,857 in 2011	4,423	4,162

Deferred income tax assets	82	82

Goodwill	6,925	6,925

Intangible assets, net of accumulated amortization at $6,425 in 2012 and $3,989 in 2011	71,255	73,691

Note receivable	1,099	1,349

Other assets	3,051	3,010

Total assets	$180,587	$202,328

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$16,637	$16,013
Income taxes payable	2,223	4,294
Accrued liabilities	2,348	3,886
Accrued wages and wage related expenses	1,420	1,468
Deferred revenue	288	320
Current portion of note payable	-	2,372
Sales returns liability	5,163	5,387

Total current liabilities	28,079	33,740

Revolving line of credit	1,627	23,332

Noncurrent portion of note payable	41,000	42,628

Total liabilities	70,706	99,700

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized;
30,236 and 29,782 shares issued and outstanding, respectively	30	30
Additional paid-in capital	72,409	70,248
Accumulated other comprehensive income	(53)	(33)
Note receivable collateralized by stock	(566)	(566)
Retained earnings	38,061	32,949

Total stockholders' equity	109,881	102,628

Total liabilities and stockholders' equity	$180,587	$202,328

See accompanying notes to condensed consolidated financial statements.

 ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Net sales	$55,480	$26,976
Cost of sales	28,547	13,330

Gross profit	26,933	13,646

Operating expenses:
Advertising and marketing	2,441	2,512
Selling, general and administrative	11,842	6,220
Amortization of definite-lived intangibles	2,422	50

Total operating expenses	16,705	8,782

Income from operations	10,228	4,864

Other income (expense):
Interest expense	(1,521)	(11)
Loss from equity method investment in HzO	(463)	-
Other income and (expense)	(147)	-

Total other expense	(2,131)	(11)

Income before provision for income taxes	8,097	4,853

Income tax provision	(2,985)	(1,595)

Net income	5,112	3,258

Net loss attributable to noncontrolling interest	-	52

Net income attributable to stockholders	$5,112	$3,310

Earnings per share attributable to stockholders:

Basic earnings per share	$0.17	$0.14

Diluted earnings per share	$0.16	$0.13

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Net income	$5,112	$3,258

Other comprehenseive income (loss), net of tax:
Foreign currency translation loss	(20)	(25)

Total other comprehensive loss	(20)	(25)

Comprehensive income	$5,092	$3,233

Comprehensive loss attributable to noncontrolling interest	-	52

Comprehensive income attributable to stockholders	$5,092	$3,285

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

						Accumulated
			Additional	Note Receivable		Other	Total
	Common Stock		Paid-in	Collateralized	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	By Stock	Earnings	Loss	Equity
Balances, December 31, 2011	29,782	$30	$70,248	$(566)	$32,949	$(33)	$102,628

Comprehensive income:
Net income	-	-	-	-	5,112	-	5,112
Other comprehensive loss	-	-	-	-	-	(20)	(20)

Option exercises	179	-	309	-	-	-	309
Warrant exercises	167	-	199	-	-	-	199
Restricted stock release	108	-	-	-	-	-	-
Stock-based compensation	-	-	1,342	-	-	-	1,342
Excess tax benefits related to share-based payments	-	-	311	-	-	-	311

Balances, March 31, 2012	30,236	$30	$72,409	$(566)	$38,061	$(53)	$109,881

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net income	$5,112	$3,258
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock-based compensation	1,031	304
Excess tax benefits related to share-based payments	(311)	(203)
Depreciation and amortization	2,818	176
Loss from equity method investment in HzO	463	-
Loss on disposal of equipment	220	-
Deferred income taxes	69	(320)
Amortization of deferred loan costs	286	-
Expense related to issuance of warrants	311	377
Expense related to issuance of stock for consulting	-	100
Changes in operating assets and liabilities
Accounts receivable	9,142	1,466
Inventories	3,983	(3,246)
Related party other asset	-	-
Prepaid expenses and other current assets	(3,438)	2,119
Other assets	(76)	(4)
Accounts payable	592	(4,450)
Income taxes payable	(1,752)	(5,036)
Accrued liabilities	(1,907)	462
Accrued wages and wage related expenses	(48)	88
Deferred revenues	(32)	43
Sales return liability	(225)	(205)

Net cash provided by (used in) operating activities	16,238	(5,071)

Cash flows from investing activities
Deposits on and purchase of intangible assets	-	(167)
Purchase of property and equipment	(855)	(176)
Proceeds from disposal of equipment	2	-

Net cash used in investing activities	(853)	(343)

Cash flows from financing activities
Proceeds from revolving credit facilities	1,295	4,135
Payments on revolving credit facilities	(23,000)	(3)
Payments on term loan	(4,000)	-
Proceeds from exercise of warrants and options	508	498
Excess tax benefits related to share-based payments	311	203

Net cash provided by (used in) financing activities	(24,886)	4,833

Effect of foreign currency exchange rates on cash and cash equivalents	(76)	(25)

Net decrease in cash and cash equivalents	(9,577)	(606)

Cash and cash equivalents at beginning of the period	26,433	2,373

Cash and cash equivalents at end of the period	$16,856	$1,767

Supplemental disclosure of cash flow information
Cash paid during the period for interest	1,262	$11
Cash paid during the period for taxes	4,660	6,944
		.
	-

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars and shares in thousands)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Three Months Ended March 31, 2012:

Foreclosure on real property valued at $250 that served as collateral to the note receivable (recorded as a component of other noncurrent assets in the condensed consolidated balance sheet).

For the Three Months Ended March 31, 2011:

None

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ZAGG Inc and subsidiaries (collectively, the “Company”, or “ZAGG”) provides innovative consumer products like films, skins, keyboards, cases, audio accessories, and power solutions that protect, personalize and enhance the mobile experience.  ZAGG's products are distributed worldwide under the following brands: invisibleSHIELD®, ZAGGskins™, ZAGGbuds™, ZAGGsparq™, ZAGGmate™, ZAGGfolio™, ZAGGkeys™, iFrogz™ and Earpollution™.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

The consolidated financial statements include the accounts of ZAGG Inc and its wholly owned subsidiaries ZAGG Europe Limited, ZAGG International, ZAGG Intellectual Property Holding Co, Inc., ZAGG Retail, Inc., iFrogz, Inc., and iFrogz Europe SAS. All intercompany transactions and balances have been eliminated in consolidation.

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

The following summarizes the components of the purchase price:

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

As part of the acquisition of iFrogz, the Company incurred legal, accounting, and other due diligence fees that were expensed when incurred. Total fees incurred related to the acquisition of iFrogz for the three months ended March 31, 2012 and 2011, were $0 and $9, respectively, which is included as a component of selling, general, and administrative expenses in the condensed consolidated statement of operations.

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

The Company believes that the acquisition of iFrogz produces the following significant benefits:

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

Results of Operations

For the three-months ended March 31, 2012, iFrogz contributed net sales of $15,643 and net income of $629 to the condensed consolidated statement of operations. In addition, iFrogz leases office space from its former owners for monthly rent of $14.

Pro forma Results from Operations

The following table contains unaudited pro-forma results of operations for the three months ended March 31, 2011.  The unaudited pro-forma results from operations give effect as if the acquisition had occurred on January 1, 2010, after giving effect to certain adjustments including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their values at the date of purchase.

Three Months Ended
March 31, 2011
Net sales	$36,595
Net income	$1,160

For the three months ended March 31, 2011, pro forma net income includes projected amortization expense of $2,276.  The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been consummated for the dates indicated.  Furthermore, such unaudited pro forma information is not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(3) INVENTORIES

At March 31, 2012, and December 31, 2011, inventories consisted of the following:

	March 31, 2012	December 31, 2011

Finished goods	$18,030	$19,871
Raw materials	7,626	9,751
Total inventory	$25,656	$29,622

(4)	ASSET PURCHASE CREDITS

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

The Company accounted for this nonmonetary transaction based on the fair value of the inventory transferred as the inventory’s fair value was more clearly evident than fair value of the asset purchase credits.  The Company determined that the inventory had a fair value of $785 at the date of the transfer and thus recorded an impairment loss on the inventory of $202, which was recorded as a component of cost of sales in the accompanying condensed consolidated statement of operations.  These asset purchase credits of $785 will be utilized as the asset purchase credits are applied in future periods.  The Company evaluates the recoverability of the credits on a quarterly basis and expects to utilize all credits recorded prior to their expiration in March 2016. As of March 31, 2012, $2 in asset purchase credits had been utilized.

(5)  INVESTMENT IN HzO

At December 31, 2010, HzO, Inc. (“HzO”) was consolidated by the Company as a variable interest entity (“VIE”).  On August 12, 2011, HzO entered into a Series B Stock Purchase Agreement with third party investors whereby HzO issued 9,869 shares of its newly designated Series B Preferred Stock to new third party investors (collectively, the “HzO Investors”) for net cash of $2,335.  ZAGG considered this a reconsideration event and concluded that HzO remained a VIE and should continue to be consolidated as ZAGG was the primary beneficiary of HzO.

On December 22, 2011, HzO, entered into an Amended Series B Stock Purchase Agreement with another group of third party investors (collectively, the “new HzO investors”) whereby HzO issued 10,768 shares of Series B Preferred Stock for net cash of $3,000. ZAGG considered this a reconsideration event and concluded that as of December 22, 2011, HzO should no longer be considered a VIE under authoritative accounting literature, but would be considered a voting interest entity. Management concluded that as ZAGG owns 36.8% of HzO following the December 22, 2011 transaction and cannot control HzO through voting interests, seats on the HzO Board of Directors, or through any other contractual agreement or method, HzO should be deconsolidated as of December 22, 2011.

The noncontrolling interest included in the Company’s consolidated financial statements is a result of noncontrolling interest investments in HzO up to the date of deconsolidation of December 22, 2011. Noncontrolling interests are classified in the condensed consolidated statements of operations as part of consolidated net income.

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

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Management accounts for its investment in HzO under the equity method accounting by recognizing ZAGG’s share of the earnings or losses of HzO in the periods in which they are reported by HzO in its separate financial statements adjusted for the amortization of the basis difference between the Company’s investment in HzO and the Company’s underlying share in the net assets of HzO. For the quarter ended March 31, 2012, amortization of $82 was recorded to reduce the basis difference from $1,389 at December 31, 2011, to $1,307 at March 31, 2012. For the quarter ended March 31, 2012, the Company recorded a loss from investment in HzO of $463 on the condensed consolidated statement of operations. As of March 31, 2012 and December 31, 2011, ZAGG held a 36.8% ownership in the equity interest of HzO, consisting of 18,361 Series A Preferred Shares.

(6)  INTANGIBLE ASSETS

Definite-lived Intangibles

Definite-lived intangibles as of March 31, 2012, and December 31, 2011, were as follows:

	As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$4,504	$36,996	8.0 years
Non-compete agreements	4,100	708	3,392	4.8 years
Trademarks	3,500	575	2,925	9.7 years
Other	800	331	469	3.9 years
Acquired technology	564	28	536	7.0 years
Internet address	124	44	80	10.0 years
Patents	1,992	235	1,757	14.0 years
Total amortizable assets	$52,580	$6,425	$46,155	8.0 years

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$2,575	$38,925	8.0 years
Non-compete agreements	4,100	479	3,621	4.8 years
Trademarks	3,500	400	3,100	9.7 years
Other	800	293	507	3.9 years
Acquired technology	564	14	550	7.0 years
Internet address	124	40	84	10.0 years
Patents	1,992	188	1,804	14.0 years
Total amortizable assets	$52,580	$3,989	$48,591	8.0 years

Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization.  The remaining definite-lived intangible assets are amortized using the straight line method over their estimated useful life.  For the three months ended March 31, 2012 and 2011, amortization expense was $2,422 and $50, respectively.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Estimated future amortization expense is as follows:

Remaining 2012	$7,336
2013	9,077
2014	7,989
2015	6,869
2016 and thereafter	14,884
Total	$46,155

Indefinite-lived Intangibles

The gross carrying amount of indefinite-lived intangibles as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011

Trademarks	$25,100	$25,100
Total non-amortizable assets	$25,100	$25,100

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

As of March 31, 2012, $41,000 of the Term Loan was outstanding after a payment of $4,000 was made in March 2012, $1,627 of the Revolving Credit Facility was outstanding after payments totaling $23,000 were made in March 2012, and no letters of credit were outstanding.

At the election of the Company, borrowings under the Financing Agreement bear interest at either the Reference Rate plus an applicable margin or the Eurodollar Rate plus an applicable margin, both as defined in the Financing Agreement.  All current borrowings were made under the Reference Rate, which is calculated as the greater of (1) 2.75%, (2) the Federal Funds Effective Rate plus 0.50%, (3) the Eurodollar Rate plus 1.00%, or (4) the rate of interest publicly announced by PNC Financial Service Group, Inc. as its reference rate, base rate, or prime rate.  The applicable margin for the Reference Rate is 4.00%.  At March 31, 2012, the weighted average interest rate on all outstanding borrowings was 7.25%. At March 31, 2012, the effective interest rate was 8.17%.

There are no scheduled payments on either the Term Loan or Revolving Credit Facility prior to maturity.  However, the Financing Agreement calls for mandatory prepayment of the Term Loan if certain conditions are met.  The prepayment requirement is calculated for the fiscal year ended December 31, 2012, and the calculation is based on a percentage of “excess cash flow” as defined in the Financing Agreement.  Payment is required to be made within ten days of issuing the year-end consolidated financial statements.  Based on current projections, the Company estimates that no prepayment will be required to be made during March 2013.  The entire Term Loan and Revolving Credit Facility balances are classified as noncurrent.

Starting July 1, 2011, the Company began paying a commitment fee of 0.375% of the unused portion of the borrowing capacity under the Revolving Credit Facility based on the average principal amount outstanding for the month compared to $45,000. For the three ended March 31, 2012, the Company incurred $21 in commitment fees, which is included as a component of interest expense in the condensed consolidated statement of operations.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

The Company incurred and capitalized $2,538 of direct costs related to the issuance of the Term Loan and Revolving Credit Facility.  Of the total amount incurred, $1,699 was directly related to the Term Loan and $839 was directly related to the Revolving Credit Facility.  As neither debt instrument has a mandatory payment schedule and the entire balance of each is due at maturity, the Company amortizes these deferred loan costs on a straight-line basis over the respective terms of the loan:  the Term Loan is being amortized through June 20, 2016, and the Revolving Credit Facility through June 20, 2014.  For the three months ended March 31, 2012, the Company amortized $154 of these loan costs, which is included as a component of interest expense in the condensed consolidated statement of operations.  In addition, the Company recorded additional amortization of $132 through interest expense due to the $4.0 million payment on the Term Loan prior to maturity. The carrying value of deferred loan costs at March 31, 2012, was $1,923 and is included as a component of noncurrent other assets in the condensed consolidated balance sheet.

Attached to the Term Loan and Revolving Credit Facility are a number of financial and non-financial covenants. At March 31, 2012, the Company was in compliance with covenants associated with the Term Loan and Revolving Credit Facility.

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

(8)  STOCK-BASED COMPENSATION

Common Stock Options – For the three months ended March 31, 2012 and 2011, the Company granted zero and 93 stock option awards, respectively. For awards granted during the three months ended March 31, 2011, the weighted-average fair value per stock option was $4.98.  The fair value for stock options granted is calculated using the Black-Scholes option-pricing model on the date of grant. For the three months ended March 31, 2011, the following assumptions were used in determining the fair value:

Three Months Ended March 31, 2011
Expected dividend yield	0.0%
Risk-free interest rate	1.21%
Expected term (years)	3.5 years
Expected volatility	90.59%

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

The Company recorded share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.  During the three months ended March 31, 2012 and 2011, the Company recorded equity-based compensation expense related to stock options of $270 and $263, respectively.

Warrants – During the three months ended March 31, 2012 and 2011, the Company issued warrants for investor relations consulting services for 50 and 50 common shares, respectively, exercisable at $9.02 and $9.05 per share, respectively, expiring in 5 years and which vested upon issuance. The warrant grants were valued using the Black-Scholes option pricing model based on the fair value of the Company’s common stock on the date of grant, expected term equal to the contractual term, expected volatility weighted between the Company’s historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term, and risk-free rate for the expected term based on the U.S. Treasury yield curve on the grant date.  For the three months ended March 31, 2012 and 2011, the Company recorded expense of $311 and $318, respectively, for these warrants.

The Company also issued warrants for investor relations consulting services during the three months ended March 31, 2010, for 100 common shares exercisable at $2.58 per share expiring in 5 years and vesting equally over the 12 month period from the grant date (the last tranch of shares vested in the first quarter of 2011).  Each vesting tranche of the warrants was independently valued using the Black-Scholes option pricing model with separate assumptions for each tranche based on the fair value of the Company’s common stock on each vesting date, expected term equal to the remaining contractual term on each vesting date, expected volatility weighted between the Company’s historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term for each vesting date, and risk-free rate for the expected term based on the U.S. Treasury yield curve in effect with a period that approximates the remaining contractual term for each vesting date.

For the three months ended March 31, 2012 and 2011, the following assumptions were used in determining the fair value of warrants granted:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.81%	2.02%
Expected term (years)	5.0 years	4.9 years
Expected volatility	89.50%	90.71%

Restricted Stock - The Company granted 293 and 238 shares of restricted stock during the three months ended March 31, 2012 and 2011, respectively. The shares of restricted stock granted during the three months ended March 31, 2012 and 2011, were estimated to have a weighted-average fair value per share of $9.37 and $7.11, respectively. The fair value of the restricted stock granted is based on the closing share price of the Company’s common stock on the date of grant.  The shares of restricted stock vest annually on a straight-line basis over a 10-month to three-year vesting term, depending on the terms of the individual grant.

The Company recorded share-based compensation expense only for those shares of restricted stock that are expected to vest.  The estimated fair value of the restricted stock is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.  During the three months ended March 31, 2012 and 2011, the Company recorded equity-based compensation expense related to restricted stock of $761 and $40, respectively, which is included as a component of selling, general and administrative expense.

On March 30, 2012, the Company implemented a new incentive program for non-executive employees that provides for the issuance of a fixed amount of restricted stock to eligible employees if certain annual financial targets are reached. If the targets are reached for the 2012 fiscal year, these restricted shares will be transferred to employees during March 2013. The Company considers it probable that the financial targets will be reached and thus began recognizing stock compensation expense on the grant date ratably over the service period of the award.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)
(9)  INCOME TAXES

The Company’s effective tax rate was 36.9% and 32.9% for the three months ended March 31, 2012 and 2011, respectively.  The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items and favorable tax rates associated with certain earnings from the Company’s operations in Ireland. All earnings at foreign locations are considered to be permanently re-invested for tax purposes.

(10)  EARNINGS PER SHARE

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Net income attributable to stockholders	$5,112	$3,310

Weighted average shares outstanding	29,924	24,096
Dilutive effect of warrants, restricted stock and stock options	1,493	2,120
Diluted shares	31,417	26,216
Earnings per share attributable to stockholders:
Basic	$0.17	$0.14
Dilutive	$0.16	$0.13

For the three months ended March 31, 2012 and 2011, warrants, restricted stock, and stock options to purchase 111, and 156, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

(11)  NOTE RECEIVABLE

In June 2008, Lorence Harmer became a member of the board of directors and in December 2009, was appointed as the chairman of the Audit Committee.  Mr. Harmer introduced the Company to a consumer electronics product, which became known as the ZAGGbox.  The ZAGGbox was intended to aggregate digital content such as music, pictures, videos and movies into a single location so that users could share the content with most other networked media players, including mobile devices.  After investigating the market opportunity for the ZAGGbox, the Company determined in June 2009 that it wished to obtain certain rights for the development and sale of the ZAGGbox in North America.  The Company entered into negotiations with Teleportall, LLC (“Teleportall”), the owner of the technology used in the ZAGGbox, regarding production and distribution of the ZAGGbox.  On June 17, 2009, the Company issued its initial purchase order for ZAGGbox units in the amount of $3,500 and advanced to Teleportall a total of $1,153 representing a $200 non-recurring engineering (NRE) fee and $953 in payment of 30% of the total purchase price for the units ordered by the Company.  Mr. Harmer participated in the negotiations between the Company and Teleportall, and continued to represent the Company throughout 2009 and 2010 concerning the ZAGGbox.  In May 2010, the Company entered into a Distribution and License Agreement with Teleportall, which memorialized Teleportall’s agreement to manufacture and deliver ZAGGboxes to the Company and appointed the Company as the exclusive distributor for the ZAGGbox in North American.  Additionally, in May 2010 the Company entered into an agreement with Harmer Holdings, LLC, an affiliate of Mr. Harmer, under which Harmer Holdings, LLC agreed to repurchase unsold ZAGGboxes under certain circumstances.

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

No revenue has been recognized from Teleportall.

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

Subsequently, Mr. Harmer failed to make the required interest-only payment to the Company due on September 23, 2011, and had until October 23, 2011 to cure the default. Mr. Harmer failed to cure the default by October 23, 2011, and on that date, management directed ZAGG legal counsel to commence foreclosure on the collateral securing the loan, which consists of real property, interests in entities that own real property, and restricted and free-trading securities, which included 45 shares of ZAGG common stock. In addition to the collateral, Mr. Harmer had also agreed that he would not sell 80 shares of ZAGG common stock until two months after the Note was paid in full.  Given the Note is full recourse, and the shares have a restrictive legend associated with repayment of the Note, the Company believes they can recover the 80 shares.

Given Mr. Harmer’s default on the loan on September 23, 2011, and failure to cure the default on October 23, 2011, management determined that it was probable that the Company would be unable to collect all amounts due from Mr. Harmer according to the terms of the Note. As the Note became collateral-dependent upon Mr. Harmer’s default, management engaged various third-party certified appraisers valuation specialists to assist management in its determination of the fair value of the collateral and whether it is sufficient to recover the Note balance. As of March 31, 2012, management noted that the estimated fair value of the underlying collateral was between $2,145 and $2,588. As management has not been able to ascertain whether Mr. Harmer owns 50% or 100% of Holdings, management used the low end of the above range ($2,145) and compared it to the carrying amount of the note of $1,665.  The remaining note balance of $1,665 appears to be collectable given management’s best estimate of the cash recovery on the collateral securing the Note (fair value, less cost to sell) of $2,145. Additionally, the Company has reclassified $566 of the Note as an offset to equity, representing the collateral secured by ZAGG, which management intends to recover to repay the Note. Ultimately, any recovery in excess of the carrying value of the Note will be recognized when realized.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

We determined the fair values of the collateral of the note receivable, which required significant estimates and assumptions. Management determined the value of the 80 shares of ZAGG common stock held by Mr. Harmer based on quoted market prices. The real estate holdings were valued primarily based on the sales comparison approach as sales of comparable properties were utilized. The investments in real estate companies, and private company stock and warrants were valued utilizing comparable market sales, a discounted cash flow analysis, and other appropriate valuation methodologies including the use of the Black-Scholes option pricing model for the private company warrants.

Since the Note became collateral dependent in October 2011, management has (1) foreclosed and sold 45 shares of ZAGG common stock for $496 (December 2011) and (2) foreclosed on real property valued at $250 (January 2012). These foreclosures were recorded as a reduction to the note receivable in the period in which the foreclosure occurred. Management is currently engaged in the foreclosure of the other property that collateralizes the note receivable.

At March 31, 2012, the total unpaid principle balance, including accrued interest, late fees and costs incurred on collection, totaled $3,715.

(12)   FAIR VALUE MEASURES

Fair Value of Financial Instruments

At March 31, 2012, and December 31, 2011, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a note receivable, a Revolving Credit Facility, and a Term Loan. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these financial instruments.  The carrying value of the debt balances approximate fair value because the variable interest rates approximate current market rates.

In addition, as discussed in Note 11, management engaged third party appraisal and valuation specialists to assist them in determining the fair value of assets that collateralize the note receivable. The collateral includes private company stock and warrants, real property, and interests in entities that own real property.

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

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

At March 31, 2012, and December 31, 2011, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown:

		Fair Value Measurements Using:
	March 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$20	$20	—	—

		Fair Value Measurements Using:
	December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$1,452	$1,452	—	—

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

There were no assets held at March 31, 2012, measured at fair value on a non-recurring basis and no impairments were recorded during the period.

The following table presents assets held as of December 31, 2011, measured at fair value on a non-recurring basis using the level of inputs shown at the time of impairment:

		Fair Value Measurements Using:
	December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Note receivable	$1,915	$566	$1,089	$260

At December 31, 2011, the note receivable was recorded at the fair value of the underlying collateral.  Management considered the 80 shares of ZAGG common stock to be a Level 1 asset as quoted market prices exist. The real estate holdings were considered Level 2 assets as significant observable inputs exist for similar items in active markets. The investments in real estate companies, and private company preferred stock and warrants were considered Level 3 assets as the value was determined based on unobservable inputs.

(13)  CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company places its cash with high-credit-quality financial institutions.  The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2012.

At March 31, 2012, and December 31, 2011, approximately 58% and 62%, respectively, of the balance of accounts receivable was due from two customers.  No other customer account balances were more that 10% of accounts receivable.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

Concentration of sales

For the three months ended March 31, 2012, three customers individually accounted for over 10% of the quarterly revenues at 28%, 12%, and 10%.  No other customer account balances were more that 10% of sales.  For the three months ended March 31, 2011, two customers individually accounted for 10% of the quarterly revenues at 27% and 11%.  No other customer account balances were more that 10% of sales.  If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the three months ended March 31, 2012 and 2011, was approximately:

	Three months ended March 31, 2012	Three months ended March 31, 2011
United States	89%	95%
Europe	6%	4%
Other	5%	1%

(14)  COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2017.  Future minimum rental payments required under the operating leases at March 31, 2012 are as follows:

Remaining 2012	$704
2013	651
2014	558
2015	331
2016 and thereafter	135
Total	$2,379

For the three months ended March 31, 2012 and 2011, rent expense was $357 and $140, respectively.   Rent expense is recognized on a basis which approximates straight line over the lease term.

Commercial Litigation

Wrapsol, LLC, v. ZAGG Inc, U.S. District Court, District of Massachusetts, 1:11-cv-11006-RGS. The Company was engaged as the defendant in civil litigation in Massachusetts in which Wrapsol, LLC (“Wrapsol”) has alleged unfair competition and tortious interference with business relations claiming that the Company’s sales representatives attempted to harm Wrapsol by making false allegations. The Company denied these allegations. The parties conducted extensive written discovery, and engaged in settlement negotiations.  On March 2, 2012, Wrapsol dismissed the case with prejudice without payment of any consideration by the Company to Wrapsol.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Lorence A. Harmer, et al v ZAGG Inc et al, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG Inc and two of his affiliates, Harmer Holdings, LLC, and Teleportal, LLC, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II, Brandon T. O’Brien and KPMG LLP. KPMG has subsequently been dismissed from the lawsuit. This case is discussed in greater detail in Note 11, Note Receivable. Plaintiffs allege that the defendants defamed Mr. Harmer, breached a settlement agreement and other agreements between the plaintiffs and ZAGG, and interfered with other rights of the plaintiffs.  ZAGG has responded to the plaintiffs’ claims, denying all of the material allegations made by the plaintiffs, and has asserted affirmative defenses.   Fact discovery has commenced.  The Company believes the Plaintiffs’ claims to be without merit and intends to vigorously defend against them.

Patent Litigation

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products, LLC, Wrapsol, LLC, U.S. District Court, Central District of California, 2:10-cv-06511; ZAGG Intellectual Property Holding Co. Inc. v. Ghost Armor, Griffin Technology, Russell B. Taylor, United SGP, XO Skins, U.S. District Court, District of Utah, 2:10-cv-01257. The Company’s wholly owned subsidiary, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”), is engaged as the plaintiff in patent infringement litigation pending in California and in Utah that seeks to enforce rights under United States Patent No. 7,784,610 (one of the patents acquired from Andrew Mason, see below). The defendants in these cases have raised defenses and, in some cases, asserted counterclaims against ZAGG IP that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief against ZAGG IP or the Company, apart from a request for an award against ZAGG IP of costs and attorney’s fees. Most of the defendants have settled with ZAGG IP and the remaining parties are engaged in discovery. One of the defendants filed a motion for summary judgment in respect of all of the claims of ZAGG IP, but that motion was denied by the court. The parties have recently filed briefs relating to claims construction. In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. Management believes the likelihood of an unfavorable outcome in this case is remote and that any potential loss contingency is not estimable at this time.

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products et al, U.S. District Court, District of Utah, 2:11-cv-00517.  ZAGG IP is also engaged as the plaintiff in patent infringement litigation pending in Utah that seeks to enforce rights under United States Patent No. 7,957,524 . The defendants in this case have raised defenses and, in some cases, asserted counterclaims against ZAGG IP, that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief, including claims for damages, against ZAGG IP or the Company, apart from a request for an award of costs and attorney’s fees to the prevailing party. Discovery has not yet commenced in this case, however, several of the defendants have settled with ZAGG IP. A petition to reexamine U.S. Patent No. 7,957,524 filed by Wrapsol, one of the defendants, was recently granted.  Accordingly, this patent is currently being reexamined by the United States Patent and Trademark Office. There are no claims asserted in these actions against the Company. In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ZAGG v. Trekstor, Regional Court, Dusseldorf, Germany. The Company brought suit in Dusseldorf, Germany against Trekstor for infringement of ZAGG design registrations for ZAGGmate and the Logitech Keyboard Case by ZAGG.  The Company also brought claims for unfair competition.  As of the date of this Report, all briefing had been completed and a hearing was held.  The Court has not yet ruled on these claims.  TrekStor has also filed an application for a declaration of invalidity of the Company’s design registrations.  The Company believes this allegation of invalidity to be without merit and intends to vigorously defend against it.

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

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)
Patent Acquisition

On August 31, 2010, Andrew Mason (“Mason”) filed a complaint against the Company claiming infringement of United States Patent Nos. 7,389,869 and 7,784,610 as a result of the Company’s invisibleSHIELD installation kits. On September 4, 2010, the Company filed a counter complaint against Mason and his company, eShields LLC (“eShields”). On November 9, 2010, before either party had responded on the merits to the claims asserted, the Company, Mason and eShields entered into an Asset Purchase Agreement (“Purchase Agreement”) under which a wholly owned subsidiary of the Company, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”), acquired all of the rights of Mason in (i) the patents (United States Patent Nos. 7,389,869 and 7,784,610) which were the subject of the litigation, (ii) the patent application filed on August 13, 2010 (the “CIP Application”) and (iii) rights to sue for infringement of the patents.

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

If the Claim Conditions are not met, the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500 of the Warrants. There can be no assurance that the USPTO will issue a patent on the CIP Application that meets the requirements of the Claim Conditions. As of March 31, 2012, no applicable patent had been issued by the USPTO.

We establish liabilities when a particular contingency is probable and estimable. We have not accrued for any loss at March 31, 2012 in our condensed consolidated financial statements in light of the probability and ability to estimate any potential liability. It is reasonably possible that the potential losses may exceed our accrued liabilities for contingencies; however, the amount cannot be currently estimated.

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
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Prior to the Company’s acquisition of iFrogz, the Company was a single reporting segment consistent with the nature of its operations. Due to the acquisition, the Company has reassessed its reporting segments and concluded that it will analyze its worldwide operations based on the following three reportable segments:

•
ZAGG segment – This segment designs, manufactures and distributes protective coverings, audio accessories and power solutions for consumer electronic and hand-held devices under the brand names invisibleSHIELD®, ZAGGskins™, ZAGGbuds™, ZAGGsparq™, ZAGGfolio™, ZAGGmate™, and ZAGGkeys™.

•
iFrogz segment – This segment designs, manufactures and distributes protective coverings and digital audio accessories for consumer electronic and hand-held devices under the brand names iFrogz™ and Earpollution™.

•
HzO segment – This segment is engaged in the development of water blocking coating technologies for consumer and industrial applications. As discussed in Note 5, HzO was deconsolidated as of December 22, 2011; however, management will continue to report HzO’s operations within the segment reporting below.

The Company evaluates segment performance based on the segment’s income from operations. Other income (expense), which includes interest expense, is not presented by segment since it is not included in the measure of segment profitability reviewed by the chief operating decision maker. All inter-segment transactions have been eliminated.  Information concerning our operations by reportable segment is as follows:

	Three Months Ended
Revenue	March 31, 2012	March 31, 2011
ZAGG segment	$39,837	$26,976
iFrogz segment	15,643	—
HzO segment	—	—
Total	$55,480	$26,976

	Three Months Ended
Income from Operations	March 31, 2012	March 31, 2011
ZAGG segment	$9,474	$5,042
iFrogz segment	754	—
HzO segment	—	$(178)
Total income from operations	$10,228	$4,864
Loss from investment in HzO	(463)	—
Other income (expense)	(1,668)	(11)
Income before provision for income taxes	$8,097	$4,853

	As of
Identifiable Assets	March 31, 2012	December 31, 2011
ZAGG segment	$69,784	$88,671
iFrogz segment	106,387	108,778
HzO segment	4,416	4,879
Total	$180,587	$202,328

(16)  SUBSEQUENT EVENTS

There were no subsequent events identified that would require disclosure or adjustment to the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Our Business (dollars in thousands)

ZAGG Inc, headquartered in Salt Lake City, Utah, designs, manufactures and distributes protective coverings, audio accessories and power solutions for consumer electronic and hand-held devices under the brand names invisibleSHIELD®, ZAGGskins™, ZAGGbuds™, ZAGGsparq™, ZAGGfolio™, ZAGGmate™, ZAGGkeys™,  iFrogz™ and Earpollution™.

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

The invisibleSHIELD is designed specifically for iPods®, iPads®, laptops, cell phones, digital cameras, watch faces, GPS systems, gaming devices, and other mobile devices.  The product is “cut” to fit specific devices and packaged together with a moisture activating solution which makes the invisibleSHIELD adhere to the surface of the device, literally “like a second skin,” and virtually invisible to the eye.  The patent-pending invisibleSHIELD is the first scratch protection solution of its kind on the market.  The invisibleSHIELD is not ornamental, but rather provides a long lasting barrier to preserve the brand new look of the surface of an electronic device.  In early 2010, we introduced the invisibleSHIELD DRY through retail partners, which is a protective film made from the same material as the original invisibleSHIELD, and engineered to be clearer, smoother to the touch, and apply without the need for fluid.  In the beginning of 2011, we added the invisibleSHIELD Smudge-Proof to our line, which also incorporates the invisibleSHIELD film with added features that eliminate smudges, fingerprints, and glare from the device display.  In January 2012, we introduced the invisibleSHIELD HD, a new premium version of the invisibleSHIELD that offers industry-leading clarity and finish, online at www.ZAGG.com and at select retail partners.

Currently, ZAGG offers over 5,900 precision, pre-cut invisibleSHIELD designs with a lifetime replacement warranty through online channels, big-box retailers, electronics specialty stores, resellers, college bookstores, Mac stores, and mall kiosks.  We plan to increase our product lines to offer new electronic accessories to our tech-savvy customer base, as well as an expanded array of invisibleSHIELD products for other industries.  Given the success of the invisibleSHIELD (evidenced by an increase in sales, comparing the three months ended March 31, 2012 to 2011, of 28%, from $20,772 to $26,602),  ZAGG has the unique opportunity to offer additional accessories from a trusted source to gadget enthusiasts worldwide.

The ZAGGaudio brand of electronics accessories and products were first released in late 2008, and continue to focus on innovation and superior value.  The flagship product within ZAGGaudio is the award winning ZAGGsmartbuds™ line, which includes ZAGGaquabuds, a water-resistant earbud introduced in late 2010.  A previous winner of the coveted CES Design and Innovation award, the ZAGGsmartbuds line has been well received by professional reviewers, experts and the consumer base. On January 12, 2010, we were awarded patent number US D 607,875 by the U.S. Patent and Trademark Office, covering design elements of ZAGGsmartbuds in-ear headphones.

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

In early 2009, we introduced the ZAGGsparq, a small, powerful, portable battery that can recharge a power-hungry “smartphone” up to four times before the ZAGGsparq itself needs to be recharged.  Featuring a 6000ma lithium polymer cell, the ZAGGsparq plugs into a wall outlet and provides two USB ports for charging mobile devices.  An adapter is also included that fits many international standards.  The ZAGGsparq is compatible with any USB-charged device, including Apple iPads, iPods, and iPhones, as well as cell phones, handheld gaming systems, and digital cameras.

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

As a follow up to our very successful ZAGGmate, we launched the ZAGGfolio in July 2011.  The ZAGGfolio is a stylish and functional case for the iPad 2, the new iPad, and Samsung Galaxy tablet that not only offers full protection, but increases productivity through a removable, Bluetooth keyboard.  Operating with Bluetooth 3.0, the integrated battery will last for months between charges.  A true 3-in-1 solution with a keyboard, stand and full protective cover, the patent pending ZAGGfolio is the winner of multiple awards including the 2012 CES Innovations Design and Engineering Showcase Honors.  In fall of 2011, we expanded the ZAGGfolio family to include 11 different colors, textures and patterns, including genuine leather.

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

We maintain our corporate offices and operational facility at 3855 South 500 West, Suites B, C, D, I, J, K, L, M, N. O and S, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699.  Our website addresses are www.ZAGG.com and www.iFrogz.com.  Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report.

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

Revenue recognition

We record revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  Our revenue is derived from sales of our products through our indirect channel, including retailers and distributors; through our direct channel including www.ZAGG.com, www.iFrogz.com, and our corporate-owned and third-party-owned mall kiosks; and from the fees derived from the sale of exclusive independent distributor licenses related to the kiosk program.  For sales of product, our standard shipping terms are FOB shipping point, and we record revenue when the product is shipped, net of estimated returns and discounts.  For some customers, the contractual shipping terms are FOB destination.  For these shipments, we record revenue when the product is delivered, net of estimated returns and discounts.  For license fees, we recognize revenue on a straight-line basis over the life of the license term. We record revenue from royalty agreements in the period in which the royalty is earned.

Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Reserve for sales returns and warranty liability

For product sales, the Company records revenue, net of estimated returns and discounts, when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Our return policy generally allows its end users and retailers to return purchased products for refund or in exchange for new products within 45 days of end user purchase.  In addition, the Company generally provides the ultimate consumer a warranty with each product.  Due to the nature of the invisibleSHIELD product line, returns for the invisibleSHIELD are generally not salvageable and are not included in inventory.  We estimate a reserve for sales returns and warranty and record the estimated reserve amount as a reduction of sales and as a sales return reserve liability.  The estimate for sales returns and warranty requires management to make significant estimates regarding return rates for sales and warranty returns.  Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales return and warranty reserve.

Allowance for Doubtful Accounts

We provide customary credit terms to our customers. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and judgments as to expected collectability of accounts. Our actual bad debts may differ from our estimates.

Valuation of Note Receivable

We engaged independent third-party appraisal firms to assist us in determining the fair values of collateral of the note receivable.  Such valuations require significant estimates and assumptions. Management determined the value of the 80 shares of ZAGG common stock held by Mr. Harmer based on quoted market prices. The real estate holdings securing the note receivable were valued primarily based on the sales comparison approach as sales of comparable properties were utilized. The investments in real estate companies, and private company stock and warrants securing the note receivable were valued utilizing comparable market sales, a discounted cash flow analysis, and other appropriate valuation methodologies including the use of the Black-Scholes option pricing model for the private company warrants.

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

Long-lived Assets

We have significant long-lived tangible and intangible assets consisting of property, plant and equipment, definite-lived intangibles, indefinite-lived intangibles, an investment in HzO and goodwill. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to indefinite-lived intangibles and goodwill at least annually. Our goodwill and intangibles are largely attributable to our acquisition of iFrogz.

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

We test our investment in HzO each reporting period to determine whether HzO’s operations or other factors indicate that the investment in HzO is not recoverable. When indicators of impairment exist, we measure the fair value of our investments in HzO and compare the fair value to the carrying value. The determination of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.

We assess other long-lived assets, specifically definite-lived intangibles and property, plant and equipment, for potential impairment given similar impairment indicators. When indicators of impairment exist related to our long-lived tangible assets and definite-lived intangible assets, we use an estimate of the undiscounted net cash flows in measuring whether the carrying amount of the assets is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.

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

On March 30, 2012, the Company implemented a new incentive program for non-executive employees that provides for the issuance of a fixed amount of restricted stock to eligible employees if certain annual financial targets are reached. If the targets are reached for the 2012 fiscal year, these restricted shares will be transferred to employees during March 2013. The Company considers it probable that the financial targets will be reached and thus began recognizing stock compensation expense on the grant date ratably over the service period of the award.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (amounts in thousands, except per share data)

Net sales

Net sales for the quarter ended March 31, 2012, were $55,480 as compared to net sales of $26,976 for the quarter ended March 31, 2011, an increase of $28,504 or 106%.

For the quarter ended March 31, 2012, sales of our invisibleSHIELD product line accounted for approximately 48% of our revenues.  We have experienced significant growth in our indirect channel to big-box retailers such as Best Buy, Walmart, Target and Radio Shack, wireless carriers such as AT&T, Verizon, The Carphone Warehouse and Cricket, and both domestic and foreign electronics accessory distributors.  We are still focused on distribution through our mall kiosk program and through our websites (www.ZAGG.com, and www.iFrogz.com), but the significant growth for the first quarter of 2012 was through our continued expansion within our indirect channel as we began selling through additional customers and expanded our SKU count in our current customers.  For the quarter ended March 31, 2012, approximately 82% of our overall net sales were through our indirect channel, 12% was through our website, 5% was through our mall cart and kiosk programs and 1% was from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping and fulfillment costs.  For the quarter ended March 31, 2012, cost of sales amounted to $28,547 or approximately 51% of net sales compared to cost of sales of $13,330 or 49% of net sales for the quarter ended March 31, 2011.  The increase in cost of sales as a percentage of net revenues for the quarter ended March 31, 2012, as compared to the quarter ended March 31, 2011, is attributable to the continued shift towards our indirect channel partners where sales are at lower margins than from web sales.

Gross profit

Gross profit for the quarter ended March 31, 2012, was $26,933 or approximately 49% of net sales, as compared to $13,646 or approximately 51% of net sales for the quarter ended March 31, 2011.  The decrease in gross profit percentage is due to the continued shift towards our indirect channel partners where sales are at lower margins than from web sales.  As we continue to grow our business, we anticipate that we will have increased sales to our indirect customers which will continue to put pressure on our gross profit margins as sales through indirect channel partners occur at lower profit margins.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended March 31, 2012, were $16,705, an increase of $7,923 from total operating expenses for the quarter ended March 31, 2011, of $8,782. The increases are primarily attributable to the following:

•
For the quarter ended March 31, 2012, marketing, advertising and promotion expenses were $2,441, a decrease of $71 as compared to $2,512 for the quarter ended March 31, 2011.  We invested heavily in advertising for the ZAGGmate product line during the quarter ended March 31, 2011 and did not have a similar significant marketing campaign for the quarter ended March 31, 2012.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.

•
For the quarter ended March 31, 2012, amortization expense was $2,422, an increase of $2,372 as compared to $50 for the quarter ended March 31, 2011.  The increase is directly attributable to amortization expense on intangibles acquired as part of the acquisition of iFrogz in the second quarter of 2011.

•
For the quarter ended March 31, 2012, salaries and related taxes increased by $3,959 to $6,111 from $2,152 for the quarter ended March 31, 2011.  The increase is due to (1) the increase in our staff as we continue to build the personnel infrastructure necessary to meet the demand for our product and continue to develop new products and offerings and (2) the remaining compensation expense related to our stock based compensation plan of $1,342, an increase of $1,038 over the three months ended March 31, 2011 balance of $304.

•
For the quarter ended March 31, 2012, other selling, general and administrative expenses, net of salaries and related taxes described above, were $5,730 as compared to $4,068 for the quarter ended March 31, 2011.  The changes by category are summarized in the table below:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Professional fees	$1,202	$835
Rent	357	140
Credit card and bank fees	430	356
Commissions	1,374	750
Depreciation	382	120
Other	1,986	1,867
Total	$5,731	$4,068

The increase in professional fees is due to legal expenses incurred related to the defense of our patents and audit fees incurred.  Rent increased due to the expansion into additional office space at the ZAGG corporate offices and rent at the iFrogz corporate offices. Commissions were also up on a comparison basis due to the strong sales in 2012 compared to 2011, continued growth through indirect accounts for which we utilize a third-party sales company, and commissions incurred related to sales at the iFrogz segment.

Income from operations

We reported income from operations of $10,228 for the quarter ended March 31, 2012 as compared to income from operations of $4,864 for the quarter ended March 31, 2011, an increase of $5,364.  The increase in income from operations for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 is primarily attributable to continued strong sales of our invisibleSHIELD, keyboard, and audio product lines. In addition, the iFrogz segment contributed to the overall increase in income from operations.

Other expense

For the quarter ended March 31, 2012, total other expense was $2,131 as compared to other expense of $11 for the quarter ended March 31, 2011.  The increase is primarily attributable to (1) interest expense on the Revolving Credit Facility and Term Loan and (2) the loss from investment in HzO.

Income taxes

We recognized an income tax expense of $2,985 for the quarter ended March 31, 2012, compared to income tax expense of $1,595 for the quarter ended March 31, 2011.

Our effective tax rate was 36.9% and 32.9% for the three months ended March 31, 2012 and 2011, respectively.  Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items and favorable tax rates associated with certain earnings from our operations in Ireland.

Net income attributable to stockholders

As a result of these factors, we reported net income attributable to stockholders of $5,112 or $0.16 per share on a fully diluted basis for the quarter ended March 31, 2012 as compared to net income attributable to stockholders of $3,310 or $0.13 per share on a fully diluted basis for the quarter ended March 31, 2011.

 Liquidity and Capital Resources (amounts in thousands)

At March 31, 2012, our principle sources of liquidity were cash generated by operations, cash on-hand, and the issuance of a term loan and revolving credit facility. Our principle uses of cash have been to fund working capital requirements and the continued growth of the business, and the payment of debt.

Cash on-hand decreased to $16,856 on March 31, 2012 from $26,433 on December 31, 2011, a decrease of $9,577. Earnings from foreign operations are considered permanently re-invested and of the $16,856 cash balance on March 31, 2012, cash from foreign entities totaled $3,280, which constitutes 19.5% of the total cash balance. If the Company were to repatriate this cash, it would be subject to applicable taxes under tax law in the United States. However, management has no intention of repatriating this cash.

At March 31, 2012, we had working capital of $61,257 compared to $74,490 as of December 31, 2011.  The decrease is primarily attributable to $27,000 in debt payments made during March 2012.

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

As of March 31, 2012, $41,000 of the Term Loan was outstanding after a payment of $4,000 was made in March 2012, $1,627 of the Revolving Credit Facility was outstanding after payments totaling $23,000 were made in March 2012, and no letters of credit were outstanding.

At the election of the Company, borrowings under the Financing Agreement bear interest at either the Reference Rate plus an applicable margin or the Eurodollar Rate plus an applicable margin, both as defined in the Financing Agreement.  All current borrowings were made under the Reference Rate, which is calculated as the greater of (1) 2.75%, (2) the Federal Funds Effective Rate plus 0.50%, (3) the Eurodollar Rate plus 1.00%, or (4) the rate of interest publicly announced by PNC Financial Service Group, Inc. as its reference rate, base rate, or prime rate.  The applicable margin for the Reference Rate is 4.00%.  At March 31, 2012, the weighted average interest rate on all outstanding borrowings was 7.25%. At March 31, 2012, the effective interest rate was 8.17%.

There are no scheduled payments on either the Term Loan or Revolving Credit Facility prior to maturity.  However, the Financing Agreement calls for prepayment of the Term Loan if certain conditions are met.  The prepayment requirement is calculated for the fiscal year ended December 31, 2012, and the calculation is based on a percentage of “excess cash flow” as defined in the Financing Agreement.  Payment is required to be made within ten days of issuing the year-end consolidated financial statements.  Based on current projections, the Company estimates that no prepayment will be required to be made during March 2013.  The entire Term Loan and Revolving Credit Facility balances are classified as noncurrent.

Starting July 1, 2011, the Company began paying a commitment fee of 0.375% of the unused portion of the borrowing capacity under the Revolving Credit Facility based on the average principal amount outstanding for the month compared to $45,000. For the three ended March 31, 2012, the Company incurred $21 in commitment fees, which is included as a component of interest expense in the condensed consolidated statement of operations.

The Company incurred and capitalized $2,538 of direct costs related to the issuance of the Term Loan and Revolving Credit Facility.  Of the total amount incurred, $1,699 was directly related to the Term Loan and $839 was directly related to the Revolving Credit Facility.  As neither debt instrument has a mandatory payment schedule and the entire balance of each is due at maturity, the Company amortizes these deferred loan costs on a straight-line basis over the respective terms of the loan:  the Term Loan is being amortized through June 20, 2016, and the Revolving Credit Facility through June 20, 2014.  For the three months ended March 31, 2012, the Company amortized $154 of these loan costs, which is included as a component of interest expense in the condensed consolidated statement of operations.  In addition, the Company recorded additional amortization of $132 through interest expense due to the $4.0 million payment on the Term Loan prior to maturity. The carrying value of deferred loan costs at March 31, 2012, was $1,923 and is included as a component of noncurrent other assets in the condensed consolidated balance sheet.

Attached to the Term Loan and Revolving Credit Facility are a number of financial and non-financial covenants. At March 31, 2012, the Company was in compliance with covenants associated with the Term Loan and Revolving Credit Facility.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of March 31, 2012:

	Payments on Debt	Interest on Debt	Operating Leases	Total contractual obligations
Remaining 2012	$-	$2,386	$704	$3,090
2013	-	3,374	651	4,025
2014	-	3,274	558	3,832
2015	1,627	3,193	331	5,151
2016 and thereafter	41,000	1,596	135	42,731
Total	$42,627	$13,823	$2,379	$58,829

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

Item 4.              Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934 as of the end of the period covered by this Report.  Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures were not effective as of the period covered by this Quarterly Report on Form 10-Q due to a material weakness identified during 2011 related to a lack of a sufficient number of accounting and IT professionals with the necessary experience and training. During the first quarter of 2012, management commenced the remediation process by hiring additional accounting support staff with the necessary experience and training.

Changes in Internal Controls over Financial Reporting

As a result of rapid growth, the Company has experienced a lack of a sufficient number of accounting and IT professionals with the necessary experience and training. However as noted above, during the quarter ended March 31, 2012, we implemented the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We have hired additional accounting and IT professionals with the necessary experience and training.
•
We have commenced the process of reviewing key accounting, IT, and operational processes to ensure that controls within the processes are designed and implemented. We will begin internal tests of operating effectiveness during subsequent periods as part of management’s 2012 assessment of internal controls over financial reporting.

•	We are in the process of reviewing our information systems and related controls to provide assurance that they effectively and efficiently capture and process data.

Although management believes our internal control over financial reporting has been, or is reasonably likely to be, materially and positively affected by the changes described above, a material weakness in our internal control over financial reporting continues to exist as March 31, 2012.  We are still in the process of enacting changes to remediate the material weakness.

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

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings (dollars and shares in thousands)

Commercial Litigation

Wrapsol, LLC, v. ZAGG Inc, U.S. District Court, District of Massachusetts, 1:11-cv-11006-RGS. The Company was engaged as the defendant in civil litigation in Massachusetts in which Wrapsol, LLC (“Wrapsol”) has alleged unfair competition and tortious interference with business relations claiming that the Company’s sales representatives attempted to harm Wrapsol by making false allegations. The Company denied these allegations. The parties conducted extensive written discovery, and engaged in settlement negotiations.  On March 2, 2012, Wrapsol dismissed the case with prejudice without payment of any consideration by the Company to Wrapsol.

Lorence A. Harmer, et al v ZAGG Inc et al, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG Inc and two of his affiliates, Harmer Holdings, LLC, and Teleportal, LLC, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II, Brandon T. O’Brien and KPMG LLP. KPMG has subsequently been dismissed from the lawsuit. This case is discussed in greater detail in Note 11, Note Receivable. Plaintiffs allege that the defendants defamed Mr. Harmer, breached a settlement agreement and other agreements between the plaintiffs and ZAGG, and interfered with other rights of the plaintiffs.  ZAGG has responded to the plaintiffs’ claims, denying all of the material allegations made by the plaintiffs, and has asserted affirmative defenses.   Fact discovery has commenced.  The Company believes the Plaintiffs’ claims to be without merit and intends to vigorously defend against them.

Patent Litigation

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products, LLC, Wrapsol, LLC, U.S. District Court, Central District of California, 2:10-cv-06511; ZAGG Intellectual Property Holding Co. Inc. v. Ghost Armor, Griffin Technology, Russell B. Taylor, United SGP, XO Skins, U.S. District Court, District of Utah, 2:10-cv-01257. The Company’s wholly owned subsidiary, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”), is engaged as the plaintiff in patent infringement litigation pending in California and in Utah that seeks to enforce rights under United States Patent No. 7,784,610 (one of the patents acquired from Andrew Mason, see below). The defendants in these cases have raised defenses and, in some cases, asserted counterclaims against ZAGG IP that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief against ZAGG IP or the Company, apart from a request for an award against ZAGG IP of costs and attorney’s fees. Most of the defendants have settled with ZAGG IP and the remaining parties are engaged in discovery. One of the defendants filed a motion for summary judgment in respect of all of the claims of ZAGG IP, but that motion was denied by the court. The parties have recently filed briefs relating to claims construction. In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity. Management believes the likelihood of an unfavorable outcome in this case is remote and that any potential loss contingency is not estimable at this time.

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products et al, U.S. District Court, District of Utah, 2:11-cv-00517.  ZAGG IP is also engaged as the plaintiff in patent infringement litigation pending in Utah that seeks to enforce rights under United States Patent No. 7,957,524 . The defendants in this case have raised defenses and, in some cases, asserted counterclaims against ZAGG IP, that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief, including claims for damages, against ZAGG IP or the Company, apart from a request for an award of costs and attorney’s fees to the prevailing party. Discovery has not yet commenced in this case, however, several of the defendants have settled with ZAGG IP. A petition to reexamine U.S. Patent No. 7,957,524 filed by Wrapsol, one of the defendants, was recently granted.  Accordingly, this patent is currently being reexamined by the United States Patent and Trademark Office. There are no claims asserted in these actions against the Company. In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ZAGG v. Trekstor, Regional Court, Dusseldorf, Germany. The Company brought suit in Dusseldorf, Germany against Trekstor for infringement of ZAGG design registrations for ZAGGmate and the Logitech Keyboard Case by ZAGG.  The Company also brought claims for unfair competition.  As of the date of this Report, all briefing had been completed and a hearing was held.  The Court has not yet ruled on these claims.  TrekStor has also filed an application for a declaration of invalidity of the Company’s design registrations.  The Company believes this allegation of invalidity to be without merit and intends to vigorously defend against it.

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

Patent Acquisition

On August 31, 2010, Andrew Mason (“Mason”) filed a complaint against the Company claiming infringement of United States Patent No s. 7,389,869 and 7,784,610 as a result of the Company’s invisibleSHIELD installation kits. On September 4, 2010, the Company filed a counter complaint against Mason and his company, eShields LLC (“eShields”). On November 9, 2010, before either party had responded on the merits to the claims asserted, the Company, Mason and eShields entered into an Asset Purchase Agreement (“Purchase Agreement”) under which a wholly owned subsidiary of the Company, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”), acquired all of the rights of Mason in (i) the patents (United States Patent Nos. 7,389,869 and 7,784,610) which were the subject of the litigation, (ii) the patent application filed on August 13, 2010 (the “CIP Application”) and (iii) rights to sue for infringement of the patents.

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

If the Claim Conditions are not met, the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500 of the Warrants. There can be no assurance that the USPTO will issue a patent on the CIP Application that meets the requirements of the Claim Conditions. As of March 31, 2012, no applicable patent had been issued by the USPTO.

We establish liabilities when a particular contingency is probable and estimable. We have not accrued for any loss at March 31, 2012 in our condensed consolidated financial statements in light of the probability and ability to estimate any potential liability. It is reasonably possible that the potential losses may exceed our accrued liabilities for contingencies; however, the amount cannot be currently estimated.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), which could materially affect our business, financial condition or future results.  These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2011 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds(dollars and shares in thousands)

During the three months ended March 31, 2012, we issued the following securities:

We issued 167 shares of common stock upon the exercise of warrants to purchase 171 shares.  We received proceeds of $199 related to the exercise of the warrants.

During the three months ended March 31, 2011, we issued the following securities:

We issued 10 shares of common stock valued at $100, to a consultant in exchange for consulting services provided.  The terms of the transaction were privately negotiated, and did not involve any public offering.

We issued 152 shares of common stock in exercise of warrants to purchase 152 shares.  We received proceeds of $198 related to the exercise of the warrants.

In each of the transactions listed above, the securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and rules and regulations promulgated thereunder.  None of the transactions involved a public offering.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Mine Safety Disclosures

Not applicable.

Item 5.               Other Information

None.

Item 6.               Exhibits

a.	Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZAGG INC

Date: May 10, 2012	By:	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II,
Chairman and Chief Executive Officer
(Principal executive officer)

Date: May 10, 2012		/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer
(Principal financial officer)