Form 10-Q
period 2012-06-30
ZAGG Inc
filed 2012-08-08
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INC
(Exact name of registrant as specified in its charter)

Nevada	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,347,323 common shares as of August 6, 2012.

ZAGG INC AND SUBSIDIARIES
FORM 10-Q

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS

Current assets
Cash and cash equivalents	$12,480	$26,433
Accounts receivable, net of allowances of $2,555 in 2012 and $2,070 in 2011	40,463	45,450
Inventories	34,214	29,622
Prepaid expenses and other current assets	5,875	1,593
Deferred income tax assets	5,902	5,132

Total current assets	98,934	108,230

Investment in HzO	3,943	4,879

Property and equipment, net of accumulated depreciation at $2,428 in 2012 and $1,857 in 2011	4,746	4,162

Deferred income tax assets	82	82

Goodwill	6,925	6,925

Intangible assets, net of accumulated amortization at $8,912 in 2012 and $3,989 in 2011	68,839	73,691

Note receivable	583	1,349

Other assets	3,279	3,010

Total assets	$187,331	$202,328

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$16,298	$16,013
Income taxes payable	916	4,294
Accrued liabilities	2,235	3,886
Accrued wages and wage related expenses	1,312	1,468
Deferred revenue	346	320
Current portion of note payable	-	2,372
Sales returns liability	5,524	5,387

Total current liabilities	26,631	33,740

Revolving line of credit	2,612	23,332

Noncurrent portion of note payable	41,000	42,628

Total liabilities	70,243	99,700

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized;
30,326 and 29,782 shares issued and outstanding, respectively	30	30
Additional paid-in capital	74,153	70,248
Accumulated other comprehensive income	(401)	(33)
Note receivable collateralized by stock	(566)	(566)
Retained earnings	43,872	32,949

Total stockholders' equity	117,088	102,628

Total liabilities and stockholders' equity	$187,331	$202,328

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net sales	$61,636	$38,788	$117,115	$65,765
Cost of sales	33,231	21,027	61,777	34,357

Gross profit	28,405	17,761	55,338	31,408

Operating expenses:
Advertising and marketing	2,301	2,616	4,743	5,128
Selling, general and administrative	12,848	10,189	24,590	16,410
Amortization of definite-lived intangibles	2,469	710	4,891	760

Total operating expenses	17,618	13,515	34,224	22,298

Income from operations	10,787	4,246	21,114	9,110

Other income (expense):
Interest expense	(986)	(159)	(2,507)	(170)
Loss from equity method investment in HzO	(473)	-	(936)	-
Other income and (expense)	224	8	(22)	8

Total other expense	(1,235)	(151)	(3,465)	(162)

Income before provision for income taxes	9,552	4,095	17,649	8,948

Income tax provision	(3,740)	(1,497)	(6,726)	(3,091)

Net income	5,812	2,598	10,923	5,857

Net loss attributable to noncontrolling interest	-	145	-	196

Net income attributable to stockholders	$5,812	$2,743	$10,923	$6,053

Earnings per share attributable to stockholders:

Basic earnings per share	$0.19	$0.11	$0.36	$0.25

Diluted earnings per share	$0.18	$0.10	$0.35	$0.23

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income	$5,812	$2,598	$10,923	$5,857

Other comprehenseive income (loss), net of tax:
Foreign currency translation gain (loss)	(347)	10	(368)	(15)

Total other comprehensive income (loss)	(347)	10	(368)	(15)

Comprehensive income	$5,465	$2,608	$10,555	$5,842

Comprehensive loss attributable to noncontrolling interest	-	145	-	196

Comprehensive income attributable to stockholders	$5,465	$2,753	$10,555	$6,038

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

						Accumulated
			Additional	Note Receivable		Other	Total
	Common Stock		Paid-in	Collateralized	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	By Stock	Earnings	Loss	Equity
Balances, December 31, 2011	29,782	$30	$70,248	$(566)	$32,949	$(33)	$102,628

Comprehensive income:
Net income	-	-	-	-	10,923	-	10,923
Other comprehensive loss	-	-	-	-	-	(368)	(368)

Option exercises	251	-	429	-	-	-	429
Warrant exercises	182	-	199	-	-	-	199
Restricted stock release	111	-	-	-	-	-	-
Stock-based compensation recorded to equity	-	-	2,792	-	-	-	2,792
Excess tax benefits related to share-based payments	-	-	485	-	-	-	485

Balances, June 30, 2012	30,326	$30	$74,153	$(566)	$43,872	$(401)	$117,088

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net income	$10,923	$5,857
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock-based compensation	2,525	2,268
Excess tax benefits related to share-based payments	(485)	(1,426)
Depreciation and amortization	5,684	1,055
Loss from equity method investment in HzO	936	-
Loss on disposal of equipment	279	-
Deferred income taxes	(771)	(742)
Amortization of deferred loan costs	441	17
Expense related to issuance of warrants	311	377
Expense related to issuance of stock for consulting	-	100
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	4,947	(3,138)
Inventories	(4,623)	(1,210)
Prepaid expenses and other current assets	(4,009)	1,983
Other assets	(218)	153
Accounts payable	323	(866)
Income taxes payable	(2,901)	(8,429)
Accrued liabilities	(1,676)	615
Accrued wages and wage related expenses	(156)	252
Deferred revenues	26	641
Sales return liability	148	297

Net cash provided by (used in) operating activities	11,704	(2,196)

Cash flows from investing activities
Deposits on and purchase of intangible assets	(71)	(96)
Purchase of property and equipment	(1,631)	(485)
Acquisition of iFrogz, net of cash acquired	-	(52,551)

Net cash used in investing activities	(1,702)	(53,132)

Cash flows from financing activities
Payment of debt issuance costs	-	(2,571)
Proceeds from term note payable	-	45,000
Proceeds from revolving credit facilities	2,280	27,506
Payments on revolving credit facilities	(23,000)	(6,505)
Payments on term loan	(4,000)	-
Proceeds from exercise of warrants and options	628	1,587
Excess tax benefits related to share-based payments	485	1,426

Net cash provided by (used in) financing activities	(23,607)	66,443

Effect of foreign currency exchange rates on cash and cash equivalents	(348)	(35)

Net decrease in cash and cash equivalents	(13,953)	11,080

Cash and cash equivalents at beginning of the period	26,433	2,373

Cash and cash equivalents at end of the period	$12,480	$13,453

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2,219	$20
Cash paid during the period for taxes	$10,350	$12,250

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars and shares in thousands)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Six Months Ended June 30, 2012:

Foreclosure on real property valued at $250 that served as collateral to the note receivable (foreclosed property recorded as a component of other noncurrent assets in the condensed consolidated balance sheet).

Foreclosure on private company stock and warrants of $516 that served as collateral to the note receivable (foreclosed property recorded as a component of other noncurrent assets in the condensed consolidated balance sheet).

For the Six Months Ended June 30, 2011:

Issued 4,444 shares of common stock in connection with the purchase of iFrogz with a fair value of $46,200.

Conversion of related party other asset to related party note receivable of $3,900.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ZAGG Inc and subsidiaries (collectively, the “Company” or “ZAGG”) provides innovative consumer products like films, skins, keyboards, cases, audio accessories, and power solutions that protect, personalize and enhance the mobile experience.  ZAGG's products are distributed worldwide under the following brands: invisibleSHIELD®, ZAGGskins™, ZAGGbuds™, ZAGGsparq™, ZAGGmate™, ZAGGfolio™, ZAGGkeys™, iFrogz™ and Earpollution™.

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

(2)  ACQUISITION OF IFROGZ

On June 21, 2011, the Company, Reminderband Inc., dba iFrogz (“iFrogz”), and the owners of iFrogz entered into a Stock Purchase Agreement pursuant to which ZAGG acquired 100% of the outstanding shares of iFrogz. The combination of ZAGG and iFrogz represents an opportunity to create a market leader in the mobile device accessories industry by building on complementary brands and increasing overall market share by growing product lines and expanding distribution.

The Company purchased iFrogz for total consideration of $50,000 in cash and 4,444 shares of ZAGG common stock. The value of the shares of the Company’s common stock used in determining the purchase price was $12.60 per share, the closing price of the Company’s common stock on June 21, 2011. 2,222 of the shares issued were subject to a 12-month “lock-up” transfer restriction following the date of acquisition and, therefore, the fair value of these shares was determined considering the restriction resulting in a discount of 20.0% from the closing share price. This 12-month “lock-up” transfer restriction following the date of acquisition in accordance with SEC Rule 144 expired on June 21, 2012. The other 2,222 shares issued were subject to a 6-month “lock-up” transfer restriction that expired on December 21, 2011. The fair value of these shares was determined considering the restriction resulting in a discount of 15.0% from the closing share price. In addition, $5,000 of the cash consideration paid to the former owners of iFrogz was placed in an escrow account to cover any potential tax, legal, or other contingencies that could potentially arise relating to pre-acquisition events for which ZAGG is indemnified. If charges exceed $5,000 (not to exceed $15,000), ZAGG may recover these amounts through cash payments from the former owners of iFrogz or by cancelling an appropriate number of shares subject to the lock-up to cover the charges. Subject to indemnity claims which may be asserted by ZAGG, the cash held in escrow will be released to the former owners of iFrogz 18 months after the acquisition date (December 21, 2012). As of the date of these financial statements, the Company was not aware of any such contingencies or potential indemnity claims.

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

As part of the acquisition of iFrogz, the Company incurred legal, accounting, and other due diligence fees that were expensed when incurred. No fees were incurred related to the acquisition of iFrogz for the three and six months ended June 30, 2012. Total fees incurred related to the acquisition of iFrogz for the three and six months ended June 30, 2011, were $1,816 and $1,825, respectively, which is included as a component of selling, general, and administrative expenses in the condensed consolidated statement of operations.

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

Results of Operations

For the three months ended June 30, 2012, iFrogz contributed net sales of $16,126 and net income of $1,418 to the condensed consolidated statement of operations. For the six months ended June 30, 2012, iFrogz contributed net sales of $31,768 and net income of $2,047 to the condensed consolidated statement of operations.

For the three and six months ended June 30, 2011, iFrogz contributed net sales of $2,432 and net loss of $258 to the condensed consolidated statement of operations.

In addition, iFrogz leases office space from its former owners for monthly rent of $14.

Pro forma Results from Operations

The following table contains unaudited pro-forma results of operations for the three and six months ended June 30, 2011.  The unaudited pro-forma results from operations give effect as if the acquisition had occurred on January 1, 2010, after giving effect to certain adjustments including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their values at the date of purchase.

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Net sales	$54,586	$91,161
Net income	$4,685	$4,360

For the three and six months ended June 30, 2011, pro forma net income includes projected amortization expense of $2,276 and $4,552, respectively.  The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been consummated for the dates indicated.  Furthermore, such unaudited pro forma information is not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(3) INVENTORIES

At June 30, 2012, and December 31, 2011, inventories consisted of the following:

	June 30, 2012	December 31, 2011

Finished goods	$25,839	$19,871
Raw materials	8,375	9,751
Total inventory	$34,214	$29,622

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

The Company accounted for this nonmonetary transaction based on the fair value of the inventory transferred as the inventory’s fair value was more clearly evident than fair value of the asset purchase credits.  The Company determined that the inventory had a fair value of $785 at the date of the transfer and thus recorded an impairment loss on the inventory of $202, which was recorded as a component of cost of sales in the accompanying condensed consolidated statement of operations. $2 in asset purchase credits have been utilized by the Company.

On May 2, 2012, management assigned these credits to a supplier in exchange for discounts on future purchases of products from the supplier. Management expects the discounts received to at least equal the value of the asset purchase credits assigned and will be realized over approximately a three-year period. Despite the change in character, management continues to classify these assets within prepaid expenses and other current assets, and noncurrent other assets on the condensed consolidated balance sheet based on when the discounts are expected to be realized.

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

On December 22, 2011, HzO entered into an Amended Series B Stock Purchase Agreement with another group of third party investors (collectively, the “new HzO investors”) whereby HzO issued 10,768 shares of Series B Preferred Stock for net cash of $3,000. ZAGG considered this a reconsideration event and concluded that as of December 22, 2011, HzO should no longer be considered a VIE under authoritative accounting literature, but would be considered a voting interest entity. Management concluded that as ZAGG owns 36.8% of HzO following the December 22, 2011 transaction and cannot control HzO through voting interests, seats on the HzO Board of Directors, or through any other contractual agreement or method, HzO should be deconsolidated as of December 22, 2011.

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

Management accounts for its investment in HzO under the equity method of accounting by recognizing ZAGG’s share of the earnings or losses of HzO in the periods in which they are reported by HzO in its separate financial statements, adjusted for the amortization of the basis difference between the Company’s investment in HzO and the Company’s underlying share in the net assets of HzO. For the three and six months ended June 30, 2012, amortization of $82 and $163, respectively, was recorded. This amortization reduced the basis difference from $1,389 at December 31, 2011, to $1,226 at June 30, 2012. For the three and six months ended June 30, 2012, the Company recorded a loss from investment in HzO of $473 and $936, respectively, which is included in the condensed consolidated statement of operations. As of June 30, 2012 and December 31, 2011, ZAGG held a 36.8% ownership in the equity interest of HzO, consisting of 18,361 Series A Preferred Shares.

(6)  INTANGIBLE ASSETS

Definite-lived Intangibles

Definite-lived intangibles as of June 30, 2012, and December 31, 2011, were as follows:

	As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$6,433	$35,067	8.0 years
Non-compete agreements	4,100	936	3,164	4.8 years
Trademarks	3,500	752	2,748	9.7 years
Other	800	369	431	3.9 years
Acquired technology	564	46	518	7.0 years
Internet address	124	47	77	10.0 years
Patents	2,063	329	1,734	14.0 years
Total amortizable assets	$52,651	$8,912	$43,739	8.0 years

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$2,575	$38,925	8.0 years
Non-compete agreements	4,100	479	3,621	4.8 years
Trademarks	3,500	400	3,100	9.7 years
Other	800	293	507	3.9 years
Acquired technology	564	14	550	7.0 years
Internet address	124	40	84	10.0 years
Patents	1,992	188	1,804	14.0 years
Total amortizable assets	$52,580	$3,989	$48,591	8.0 years

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization.  The remaining definite-lived intangible assets are amortized using the straight line method over their estimated useful life.  For the three and six months ended June 30, 2012, amortization expense was $2,488 and $4,923, respectively. Of the total amortization expense for the three and six months ended June 30, 2012, $19 and $32, respectively, is classified within cost of goods sold. For the three and six months ended June 30, 2011, amortization expense was $710 and $760, respectively.

Estimated future amortization expense is as follows:

Remaining 2012	$4,920
2013	9,077
2014	7,989
2015	6,869
2016 and thereafter	14,884
Total	$43,739

Indefinite-lived Intangibles

The gross carrying amount of indefinite-lived intangibles as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011

Trademarks	$25,100	$25,100
Total non-amortizable assets	$25,100	$25,100

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

As of June 30, 2012, $41,000 of the Term Loan was outstanding after a payment of $4,000 was made in March 2012; $2,612 of the Revolving Credit Facility was outstanding after payments totaling $23,000 were made in March 2012; and no letters of credit were outstanding.

At the election of the Company, borrowings under the Financing Agreement bear interest at either the Reference Rate plus an applicable margin or the Eurodollar Rate plus an applicable margin, both as defined in the Financing Agreement.  All current borrowings were made under the Reference Rate, which is calculated as the greater of (1) 2.75%, (2) the Federal Funds Effective Rate plus 0.50%, (3) the Eurodollar Rate plus 1.00%, or (4) the rate of interest publicly announced by PNC Financial Service Group, Inc. as its reference rate, base rate, or prime rate.  The applicable margin for the Reference Rate is 4.00%.  At June 30, 2012, the weighted average interest rate on all outstanding borrowings was 7.25%. At June 30, 2012, the effective interest rate was 8.17%.

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

Starting July 1, 2011, the Company began paying a commitment fee of 0.375% of the unused portion of the borrowing capacity under the Revolving Credit Facility based on the average principal amount outstanding for the month compared to $45,000. For the three and six months ended June 30, 2012, the Company incurred $41 and $62, respectively in commitment fees, which is included as a component of interest expense in the condensed consolidated statement of operations.

The Company incurred and capitalized $2,538 of direct costs related to the issuance of the Term Loan and Revolving Credit Facility.  Of the total amount incurred, $1,699 was directly related to the Term Loan and $839 was directly related to the Revolving Credit Facility.  As neither debt instrument has a mandatory payment schedule and the entire balance of each is due at maturity, the Company amortizes these deferred loan costs on a straight-line basis over the respective terms of the loan:  the Term Loan is being amortized through June 20, 2016, and the Revolving Credit Facility through June 20, 2014.  For the three and six months ended June 30, 2012, the Company amortized $154 and $309, respectively, of these loan costs.  For the three and six months ended June 30, 2011, the Company amortized $16 and $16, respectively, of these loan costs. The amortization of deferred loan costs is included as a component of interest expense in the condensed consolidated statement of operations.  In addition, during the six months ended June 30, 2012, the Company recorded additional amortization of $132 through interest expense due to the $4.0 million payment on the Term Loan prior to maturity. The carrying value of deferred loan costs at June 30, 2012, was $1,769 and is included as a component of noncurrent other assets in the condensed consolidated balance sheet.

Attached to the Term Loan and Revolving Credit Facility are a number of financial and non-financial covenants. At June 30, 2012, the Company was in compliance with covenants associated with the Term Loan and Revolving Credit Facility.

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

(8)  STOCK-BASED COMPENSATION

Common Stock Options – For the three and six months ended June 30, 2012, the Company granted zero stock option awards. For the three and six months ended June 30, 2011, the Company granted zero and 93 stock option awards, respectively. For awards granted during the six months ended June 30, 2011, the weighted-average fair value per stock option was $4.98.  The fair value for stock options granted is calculated using the Black-Scholes option-pricing model on the date of grant. For the six months ended June 30, 2011, the following assumptions were used in determining the fair value:

Six Months Ended June 30, 2011
Expected dividend yield	0.0%
Risk-free interest rate	1.21%
Expected term (years)	3.5 years
Expected volatility	90.59%

The Company records share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.  During the three and six months ended June 30, 2012, the Company recorded equity-based compensation expense related to stock options of $230 and $501, respectively.  During the three and six months ended June 30, 2011, the Company recorded equity-based compensation expense related to stock options of $1,836 and $2,099, respectively.  During the second quarter of 2011, the Company incurred a charge of $1,560 related to the modification of a previously granted stock option, which is included as a component of selling, general and administrative expenses and additional paid in capital in the accompanying condensed consolidated financial statements (see Note 11, Note Receivable).

Warrants – During the three and six months ended June 30, 2012, the Company issued warrants for investor relations consulting services for zero and 50 common shares, respectively. During the three and six months ended June 30, 2011, the Company issued warrants for investor relations consulting services for zero and 50 common shares, respectively. Warrants granted during the six months ended June 30, 2012, are exercisable at $9.02 per share, expire five years after issuance, and vested upon issuance. Warrants granted during the six months ended June 30, 2011 are exercisable at $9.05 per share, expire five years after issuance, and vested upon issuance.

The warrant grants were valued using the Black-Scholes option pricing model based on the fair value of the Company’s common stock on the date of grant, expected term equal to the contractual term, expected volatility weighted between the Company’s historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term, and risk-free rate for the expected term based on the U.S. Treasury yield curve on the grant date. For warrants granted during the six months ended June 30, 2012, the Company recorded expense of $311. For warrants granted during the six months ended June 30, 2011 the Company recorded expense of $318.

The Company also issued warrants for investor relations consulting services during the six months ended June 30, 2010, for 100 common shares exercisable at $2.58 per share expiring in 5 years and vesting equally over the 12 month period from the grant date (the last tranche of shares vested in the first quarter of 2011).  Each vesting tranche of the warrants was independently valued using the Black-Scholes option pricing model with separate assumptions for each tranche based on the fair value of the Company’s common stock on each vesting date, expected term equal to the remaining contractual term on each vesting date, expected volatility weighted between the Company’s historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term for each vesting date, and risk-free rate for the expected term based on the U.S. Treasury yield curve in effect with a period that approximates the remaining contractual term for each vesting date.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

For the six months ended June 30, 2012 and 2011, the following assumptions were used in determining the fair value of warrants granted:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.81%	2.02%
Expected term (years)	5.0 years	4.9 years
Expected volatility	89.50%	90.71%

Restricted Stock – During the three and six months ended June 30, 2012, the Company granted 133 and 426 shares of restricted stock, respectively. During the three and six months ended June 30, 2011, the Company granted zero and 241 shares of restricted stock, respectively. The shares of restricted stock granted during the three and six months ended June 30, 2012, were estimated to have a weighted-average fair value per share of $10.68 and $9.78, respectively. The shares of restricted stock granted during the six months ended June 30, 2011, were estimated to have a weighted-average fair value per share of $7.11. The fair value of the restricted stock granted is based on the closing share price of the Company’s common stock on the date of grant.  The shares of restricted stock vest annually on a straight-line basis over a vesting period of up to three years, depending on the terms of the individual grant.

The Company recorded share-based compensation expense only for those shares of restricted stock that are expected to vest.  The estimated fair value of the restricted stock is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three months ended June 30, 2012, the Company recorded equity-based compensation expense related to restricted stock of $1,264 and $2,024, respectively. During the three and six months ended June 30, 2011, the Company recorded equity-based compensation expense related to restricted stock of $128 and $169, respectively. Stock compensation expense is included as a component of selling, general and administrative expense.

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

During the second quarter of 2012, a ZAGG employee received a grant of restricted stock and elected to file an Internal Revenue Code Section 83(b) election and elected to receive a net amount of shares in exchange for the Company incurring the tax liability for the grant date fair value of the award. This resulted in the Company recording an additional $44 in compensation expense, with the offset being recorded to accrued wages and wage related expenses on the condensed consolidated balance sheet.

(9)  INCOME TAXES

For the three and six months ended June 30, 2012, the Company’s effective tax rate was 39.2% and 38.1% respectively.  For the three and six months ended June 30, 2011, the Company’s effective tax rate was 36.5% and 34.5% respectively.  The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items and favorable tax rates associated with certain earnings from the Company’s operations in Ireland. All earnings at foreign locations are considered to be permanently re-invested for tax purposes.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2012 and 2011:

	Three months ended
	June 30, 2012	June 30, 2011
Net income attributable to stockholders	$5,812	$2,743

Weighted average shares outstanding	30,277	25,240
Dilutive effect of warrants, restricted stock and stock options	1,461	2,039
Diluted shares	31,738	27,279
Earnings per share attributable to stockholders:
Basic	$0.19	$0.11
Dilutive	$0.18	$0.10

	Six months ended
	June 30, 2012	June 30, 2011
Net income attributable to stockholders	$10,923	$6,053

Weighted average shares outstanding	30,101	24,670
Dilutive effect of warrants, restricted stock and stock options	1,476	2,079
Diluted shares	31,577	26,749
Earnings per share attributable to stockholders:
Basic	$0.36	$0.25
Dilutive	$0.35	$0.23

For the three months ended June 30, 2012 and 2011, warrants, restricted stock, and stock options to acquire zero and 102 common shares, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

For the six months ended June 30, 2012 and 2011, warrants, restricted stock, and stock options to acquire 55 and 129 common shares, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

(11)  NOTE RECEIVABLE

In June 2008, Lorence Harmer became a member of the board of directors and in December 2009, was appointed as the chairman of the Audit Committee.  Mr. Harmer introduced the Company to a consumer electronics product, which became known as the ZAGGbox.  The ZAGGbox was intended to aggregate digital content such as music, pictures, videos and movies into a single location so that users could share the content with most other networked media players, including mobile devices.  After investigating the market opportunity for the ZAGGbox, the Company determined in June 2009 that it wished to obtain certain rights for the development and sale of the ZAGGbox in North America.  The Company entered into negotiations with Teleportall, LLC (“Teleportall”), the owner of the technology used in the ZAGGbox, regarding production and distribution of the ZAGGbox.  On June 17, 2009, the Company issued its initial purchase order for ZAGGbox units in the amount of $3,500 and advanced to Teleportall a total of $1,153 representing a $200 non-recurring engineering (NRE) fee and $953 in payment of 30% of the total purchase price for the units ordered by the Company.  Mr. Harmer participated in the negotiations between the Company and Teleportall, and continued to represent the Company throughout 2009 and 2010 concerning the ZAGGbox.  In May 2010, the Company entered into a Distribution and License Agreement with Teleportall, which memorialized Teleportall’s agreement to manufacture and deliver ZAGGboxes to the Company and appointed the Company as the exclusive distributor for the ZAGGbox in North American.  Additionally, in May 2010, the Company entered into an agreement with Harmer Holdings, LLC, an affiliate of Mr. Harmer, under which Harmer Holdings, LLC agreed to repurchase unsold ZAGGboxes under certain circumstances.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Teleportall proceeded to develop the ZAGGbox and provided periodic progress reports to the Company.  However, Teleportall did not deliver the product in time for the 2009 Christmas selling season.  Subsequently, during the December 1, 2009 meeting of the Board of Directors of the Company, Mr. Harmer disclosed to the other members of the Board that he owned an interest in Teleportall.  After a discussion about his financial interest in Teleportall during that meeting, Mr. Harmer stated he was willing to divest himself of any ownership in Teleportall, and the Board of Directors voted unanimously to accept Mr. Harmer’s proposal that he would do so, and assumed thereafter that Mr. Harmer had completed his divestiture.

The development of the product continued in 2010 with the expectation that the product would be delivered in time for the 2010 Christmas selling season.  The Company made additional payments for long lead-time parts to Teleportall in the aggregate amount of $2,747.  When it became obvious to the Company that the product would not be ready to market and sell during the 2010 Christmas season, the Company commenced discussions to restructure the Distribution and License Agreement with Teleportall.  During the course of those discussions, the Company learned in January 2011 that Mr. Harmer did not divest himself of any interest in Teleportall following the December 2009 meeting of the Board of Directors of the Company where he agreed to do so, but retained an indirect ownership interest of 25% in Teleportall as well as other entities potentially affiliated with the ZAGGbox.  As a result of the foregoing, the Company entered into an agreement with Teleportall, Mr. Harmer and several entities owned or controlled by Mr. Harmer (the “Harmer Agreement”), dated March 23, 2011, but subject to further negotiations and ratification through April 5, 2011.  Pursuant to the Harmer Agreement, the parties agreed to terminate the Distribution and License Agreement on the following terms:

•
Mr. Harmer, Teleportall, and certain of their affiliates delivered a promissory note (the “Note”) dated March 23, 2011 to the Company in the original principal amount of $4,126 which accrues interest at the rate of LIBOR plus 4% per annum (adjusted quarterly) payable as follows: (i) interest only payments (a) on September 23, 2011, and (b) thereafter on or before the last day of each calendar quarter, (ii) 50% of the net profits of each ZAGGbox sale by Teleportall and its affiliates to be applied, first, to accrued interest and, second, to the principal balance of the Note, and (iii) the unpaid balance of principal and interest due in full on March 23, 2013. The principal amount of the Note is equal to the aggregate amount of the payments made by the Company to Teleportall plus the internal cost of the ZAGGbox project incurred by the Company.  The Note is secured by certain real property, interests in entities that own real property and restricted and free-trading securities.

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

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Given Mr. Harmer’s default on the loan on September 23, 2011, and failure to cure the default on October 23, 2011, management determined that it was probable that the Company would be unable to collect all amounts due from Mr. Harmer according to the terms of the Note. As the Note became collateral-dependent upon Mr. Harmer’s default, management engaged various third-party certified appraisers valuation specialists to assist management in its determination of the fair value of the collateral and whether it is sufficient to recover the Note balance. As of June 30, 2012, management noted that the estimated fair value of the underlying collateral was between $1,861 and $1,996. As management has not been able to ascertain whether Mr. Harmer owns 50% or 100% of Holdings, management used the low end of the above range ($1,861) and compared it to the carrying amount of the note of $1,149.  The remaining note balance of $1,149 appears to be collectable given management’s best estimate of the cash recovery on the collateral securing the Note (fair value, less cost to sell) of $1,861. Additionally, the Company has reclassified $566 of the Note as an offset to equity, representing the collateral secured by ZAGG, which management intends to recover to repay the Note. Ultimately, any recovery in excess of the carrying value of the Note will be recognized when realized.

We determined the fair values of the collateral of the note receivable, which required significant estimates and assumptions. Management determined the value of the 80 shares of ZAGG common stock held by Mr. Harmer based on quoted market prices. The real estate holdings were valued primarily based on the sales comparison approach as sales of comparable properties were utilized. The investments in real estate companies were valued utilizing comparable market sales, a discounted cash flow analysis, and other appropriate valuation methodologies including the use of the Black-Scholes option pricing model for the private company warrants.

Since the Note became collateral dependent in October 2011, management has (1) foreclosed and sold 45 shares of ZAGG common stock for $496 (December 2011); (2) foreclosed on real property valued at $250 (January 2012); and (3) foreclosed on stock and warrants in a private company of $516 (May 2012). These foreclosures were recorded as a reduction to the note receivable in the period in which the foreclosure occurred. Management is currently engaged in the foreclosure of the other property that collateralizes the note receivable.

At June 30, 2012, the total unpaid principle balance, including accrued interest, late fees and costs incurred in collection, totaled $3,236.

(12)   FAIR VALUE MEASURES

Fair Value of Financial Instruments

At June 30, 2012, and December 31, 2011, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a note receivable, a Revolving Credit Facility, and a Term Loan. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these financial instruments.  The carrying value of the debt balances approximate fair value because the variable interest rates approximate current market rates.

In addition, as discussed in Note 11, management engaged third party appraisal and valuation specialists to assist in determining the fair value of certain assets that collateralize the note receivable. These collateralized assets include real property and interests in entities that own real property.

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

At June 30, 2012, and December 31, 2011, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown:

		Fair Value Measurements Using:
	June 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$322	$322	—	—

		Fair Value Measurements Using:
	December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$1,452	$1,452	—	—

Non-Recurring Fair Value Measurements

The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include intangible assets, goodwill, property and equipment, and collateral securing the note receivable.

There were no assets held at June 30, 2012, measured at fair value on a non-recurring basis, and no impairments were recorded for the three and six months ended June 30, 2012 and 2011.

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

(13)  CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company places its cash with high-credit-quality financial institutions.  The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2012.

At June 30, 2012, approximately 54% of the balance of accounts receivable was due from one customer.  No other customer account balances were more that 10% of accounts receivable.  At December 31, 2011, approximately 62% of the balance of accounts receivable was due from two customers.  No other customer account balances were more that 10% of accounts receivable.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

Concentration of sales

For the three months ended June 30, 2012, one customer individually accounted for over 10% of the quarterly revenues at 31%.  No other customer account balances were more than 10% of sales.  For the three months ended June 30, 2011, two customers individually accounted for over 10% of the quarterly revenues at 24% and 13%. No other customer account balances were more than 10% of sales.  If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the three months ended June 30, 2012 and 2011 was approximately:

	Three months ended June 30, 2012	Three months ended June 30, 2011
United States	88%	90%
Europe	5%	6%
Other	7%	4%

For the six months ended June 30, 2012, two customers individually accounted for over 10% of the quarterly revenues at 30% and 11%.  No other customer account balances were more than 10% of sales.  For the six months ended June 30, 2011, two customers individually accounted for over 10% of the quarterly revenues at 24% and 12%. No other customer account balances were more than 10% of sales.  If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the six months ended June 30, 2012 and 2011 was approximately:

	Six months ended June 30, 2012	Six months ended June 30, 2011
United States	88%	89%
Europe	6%	5%
Other	6%	6%

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(14)  COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2017.  Future minimum rental payments required under the operating leases at June 30, 2012 are as follows:

Remaining 2012	$506
2013	750
2014	659
2015	559
2016 and thereafter	860
Total	$3,334

For the three and six months ended June 30, 2012, rent expense was $485 and $843, respectively.  For the three and six months ended June 30, 2011, rent expense was $202 and $342, respectively. Rent expense is recognized on a basis which approximates straight line over the lease term.

Commercial Litigation

Lorence A. Harmer, et al v ZAGG Inc et al, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG and two of his affiliates, Harmer Holdings, LLC, and Teleportal, LLC, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II, Brandon T. O’Brien and KPMG LLP. KPMG has subsequently been dismissed from the lawsuit. This case is discussed in greater detail in Note 11, Note Receivable. Plaintiffs allege that the defendants defamed Mr. Harmer, breached a settlement agreement and other agreements between the plaintiffs and ZAGG, and interfered with other rights of the plaintiffs.  ZAGG has responded to the plaintiffs’ claims, denying all of the material allegations made by the plaintiffs, and has asserted affirmative defenses.   Fact discovery has commenced.  The Company believes the Plaintiffs’ claims to be without merit and intends to vigorously defend against them.

ZAGG Inc v. Nicholas Pardini, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120903147.  On May 9, 2012, ZAGG filed a lawsuit in Utah State Court against Nicholas Pardini, an internet author and purported manager of a small hedge fund.  The complaint alleges causes of action for defamation and false light, based on Pardini’s actions of authoring and causing to be published a false and defamatory article on a website with the domain name seekingalpha.com.  Fact discovery has commenced.  The Company intends to pursue its case vigorously against Pardini.

 ZAGG Inc v. Joseph Ramelli, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120903188.  On May 10, 2012, ZAGG filed a lawsuit in Utah State Court against Joseph Ramelli.  The complaint alleges causes of action for defamation and false light, based on Ramelli’s authoring and causing to be published at least 15 articles relating to ZAGG that contain false and defamatory statements.  Ramelli, who has appeared in the lawsuit pro se, has moved to dismiss for lack of personal jurisdiction.  The Company has opposed the motion.  The Company intends to pursue its case vigorously against Ramelli.

 ZAGG Inc v. Anthony H. Catanach Jr. and J. Edward Ketz, United States District Court, District of Utah, Central Division, Case No. 2:12-cv-00538.  On May 9, 2012, ZAGG filed a lawsuit in Utah State Court against Anthony H. Catanach Jr. and J. Edward Ketz, professors at universities in Pennsylvania who write for and administer a financial blog.  The complaint alleges causes of action for defamation and false light, based on the defendants’ co-authoring and publication of an article that contains false and defamatory statements.  The defendants removed the case to Utah Federal Court and then moved to dismiss for lack of personal jurisdiction, or in the alternative, to transfer the case to Pennsylvania.  The Company will oppose the motion.  The Company intends to pursue its case vigorously against the defendants.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Patent Litigation

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products, LLC, Wrapsol, LLC, U.S. District Court, Central District of California, 2:10-cv-06511; ZAGG Intellectual Property Holding Co. Inc. v. Ghost Armor, Griffin Technology, Russell B. Taylor, United SGP, XO Skins, U.S. District Court, District of Utah, 2:10-cv-01257.  The Company’s wholly owned subsidiary, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”), was engaged as the plaintiff in patent infringement litigation pending in California and in Utah that sought to enforce rights under United States Patent No. 7,784,610 (one of the patents acquired from Andrew Mason, see below). On June 11, 2012, these cases were settled with respect to all parties and no liability was incurred nor was any payment required of the Company.

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products et al, U.S. District Court, District of Utah, 2:11-cv-00517.  ZAGG IP is engaged as the plaintiff in patent infringement litigation pending in Utah that seeks to enforce rights under United States Patent No. 7,957,524. The defendants in this case have raised defenses and, in some cases, asserted counterclaims against ZAGG IP, that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief, including claims for damages, against ZAGG IP or the Company, apart from a request for an award of costs and attorney’s fees to the prevailing party. Discovery has not yet commenced in this case, however, several of the defendants have settled with ZAGG IP. There are no claims asserted in these actions against the Company. In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ZAGG v. Trekstor, Regional Court, Dusseldorf, Germany. The Company brought suit in Dusseldorf, Germany against Trekstor for infringement of ZAGG design registrations for ZAGGmate and the Logitech Keyboard Case by ZAGG.  The Company also brought claims for unfair competition.  As of the date of this Report, all briefing had been completed and a hearing was held.  The Court has not yet ruled on these claims and has indicated that it may not issue its decision until after TrekStor’s challenges have been considered.  TrekStor has also challenged the Company’s ownership of the design registrations and has filed an application for a declaration of invalidity of the Company’s design registrations.  The Company believes these allegations of invalidity and ownership to be without merit and intends to vigorously defend against them.

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

Patent Acquisition

On August 31, 2010, Andrew Mason (“Mason”) filed a complaint against the Company claiming infringement of United States Patent Nos. 7,389,869 and 7,784,610 as a result of the Company’s invisibleSHIELD installation kits. On November 9, 2010, the Company, Mason and his company, eShields LLC (“eShields”) entered into an Asset Purchase Agreement (“Purchase Agreement”) under which a wholly owned subsidiary of the Company, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”), acquired all of the rights of Mason in (i) the patents (United States Patent Nos. 7,389,869 and 7,784,610) which were the subject of the litigation, (ii) the patent application filed on August 13, 2010 (the “CIP Application”) and (iii) rights to sue for infringement of the patents.

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

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

The Company also agreed to dismiss the claims asserted against Mason and eShields, and to make additional payments to Mason if the US Patent and Trademark Office (“USPTO”) issues a U.S. patent on the CIP Application that includes certain claims, the “Claim Conditions”). If the Claim Conditions are met, the Company will:

(a)	pay Mason the sum of $500; and
(b)	issue to Mason 430 shares of the Company’s restricted Common Stock.

If the Claim Conditions are not met, the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500 of the Warrants. There can be no assurance that the USPTO will issue a patent on the CIP Application that meets the requirements of the Claim Conditions. As of June 30, 2012, no applicable patent had been issued by the USPTO.

We establish liabilities when a particular contingency is probable and estimable. We have not accrued for any loss at June 30, 2012 in our condensed consolidated financial statements in light of the probability and ability to estimate any potential liability. It is reasonably possible that the potential losses may exceed our accrued liabilities for contingencies; however, the amount cannot be currently estimated.

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

	Three Months Ended		Six Months Ended
Revenue	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
ZAGG segment	$45,510	$36,345	$85,347	$63,322
iFrogz segment	16,126	2,432	31,768	2,432
HzO segment	—	11	—	11
Total	$61,636	$38,788	$117,115	$65,765

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
Income from Operations	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
ZAGG segment	$9,478	$4,996	$18,952	$10,038
iFrogz segment	1,309	(253)	2,162	(253)
HzO segment	—	(497)	—	(675)
Total income from operations	$10,787	$4,246	$21,114	$9,110
Loss from investment in HzO	(473)	—	(936)	—
Total other income (expense)	(762)	(151)	(2,529)	(162)
Income before provision for income taxes	$9,552	$4,095	$17,649	$8,948

	As of
Identifiable Assets	June 30, 2012	December 31, 2011
ZAGG segment	$84,549	$88,671
iFrogz segment	98,839	108,778
HzO segment	3,943	4,879
Total	$187,331	$202,328

(16)  SUBSEQUENT EVENTS

There were no subsequent events identified that would require disclosure or adjustment to the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our flagship product, the invisibleSHIELD, is made from a protective film covering that was developed originally to protect the leading edges of rotary blades of military helicopters. We determined that this same film product could be configured to fit onto the surface of electronic devices and marketed to consumers for use in protecting such devices from every day wear and tear, including scratches, scrapes, debris and other surface blemishes. The film also permits touch sensitivity, meaning it can be used on devices that have a touch-screen interface. The invisibleSHIELD film material is highly reliable and durable because it was originally developed for use in a high friction, high velocity context within the military aerospace industry. The film provides long lasting protection for the surface of electronic devices subject to normal wear and tear. The film is a form of polyurethane substance, akin to a very thin, pliable, flexible and durable clear plastic that adheres to the surface and shape of the object it is applied to.

The invisibleSHIELD is designed specifically for iPods®, iPads®, laptops, tablets, cell phones, digital cameras, watch faces, GPS systems, gaming devices, and other mobile devices.  The product is “cut” to fit specific devices and packaged together with a moisture activating solution which makes the invisibleSHIELD adhere to the surface of the device, literally “like a second skin,” and virtually invisible to the eye.  The patent-pending invisibleSHIELD is the first scratch protection solution of its kind on the market.  The invisibleSHIELD is not ornamental, but rather provides a long lasting barrier to preserve the brand new look of the surface of an electronic device.  In early 2010, we introduced the invisibleSHIELD DRY through retail partners, which is a protective film made from the same material as the original invisibleSHIELD, and engineered to be clearer, smoother to the touch, and apply without the need for fluid.  In the beginning of 2011, we added the invisibleSHIELD Smudge-Proof to our line, which also incorporates the invisibleSHIELD film with added features that eliminate smudges, fingerprints, and glare from the device display.  In January 2012, we introduced the invisibleSHIELD HD, a new premium version of the invisibleSHIELD that offers industry-leading clarity and finish, online at www.ZAGG.com and at select retail partners. In June 2012, online and at a select retail partner, we introduced ZAGGprivacy, a protective film that provides visual data security for handheld electronics.

Currently, ZAGG offers over 5,900 precision, pre-cut invisibleSHIELD designs with a lifetime replacement warranty through online channels, big-box retailers, electronics specialty stores, resellers, college bookstores, Mac stores, and mall kiosks.  We plan to increase our product lines to offer new electronic accessories to our tech-savvy customer base, as well as an expanded array of invisibleSHIELD products for other industries.  Given the success of the invisibleSHIELD (evidenced by an increase in sales, comparing the six months ended June 30, 2012 to 2011, of 29%, from $42,089 to $54,122),  ZAGG has the unique opportunity to offer additional accessories from a trusted source to gadget enthusiasts worldwide.

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

We introduced the ZAGGmate in November 2010.  The ZAGGmate is a protective and functional companion to the Apple iPad and iPad 2, as well as the new iPad, which accentuates both the appearance and utility of Apple's innovative device. Made from aircraft-grade aluminum with a high quality finish, the ZAGGmate matches the design, look and feel of the iPad, iPad 2, and new iPad.  The ZAGGmate line features two models, one with a simple, innovative stand and built-in wireless Bluetooth® keyboard that allows for fast, responsive typing, and interaction with the iPad's features.  The second model replaces the keyboard with a more versatile stand that provides multiple angles for use.  The ZAGGmate was the recipient of several prestigious industry awards, including the Macworld Expo 2011 Best of Show and recognition as a CES Innovations Design and Engineering Honoree. On April 7, 2011, we partnered with Logitech on the ZAGGmate product and renamed it the Logitech Keyboard Case by ZAGG. Under the partnership with Logitech, we receive royalty payments for all units sold by Logitech. On May 9, 2012, we were awarded patent number US D 659,139 by the U.S. Patent and Trademark Office, covering design elements of the ZAGGmate case and keyboard accessory for tablets.

As a follow up to our very successful ZAGGmate, we launched the ZAGGfolio in July 2011.  The ZAGGfolio is a stylish and functional case for the iPad 2, the new iPad, and Samsung Galaxy 10.1 tablet that not only offers full protection, but increases productivity through a removable Bluetooth keyboard.  Operating with Bluetooth 3.0, the integrated battery will last for months between charges.  A true 3-in-1 solution with a keyboard, stand and full protective cover, the patent pending ZAGGfolio is the winner of multiple awards including the 2012 CES Innovations Design and Engineering Showcase Honors.  In fall of 2011, we expanded the ZAGGfolio family to include 11 different colors, textures and patterns, including genuine leather.

In November 2011, ZAGG launched the ZAGGkeys FLEX, a portable Bluetooth keyboard and stand.  As implied by its name, the FLEX offers flexible function for the two most popular tablet and smartphone operating systems; a switch on the keyboard toggles between the Apple iOS and Android®.  The ZAGGkeys FLEX utilizes same keyboard layout as our award-winning Logitech Keyboard Case by ZAGG and ZAGGfolio, ensuring a true typing experience.  The ZAGGkeys FLEX includes a unique keyboard cover that easily converts into a stable stand compatible with nearly any tablet or smartphone.  The ZAGGkeys FLEX was named an honoree at the 2012 CES Innovations Design and Engineering Showcase.

We maintain our corporate offices and operational facility at 3855 South 500 West, Suites B, C, D, I, J, K, L, M, N. O, P, R and S, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699.  Our website addresses are www.ZAGG.com and www.iFrogz.com.  Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Significant estimates include the allowance for doubtful accounts, inventory valuation allowances, sales returns and warranty liability, the useful life of property and equipment, stock-based compensation expense, and income taxes.

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

Reserve for sales returns and warranty liability

For product sales, the Company records revenue, net of estimated returns and discounts, when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Our return policy generally allows its end users and retailers to return purchased products.  In addition, the Company generally provides the ultimate consumer a warranty with each product.  Due to the nature of the invisibleSHIELD product line, returns for the invisibleSHIELD are generally not salvageable and are not included in inventory.  We estimate a reserve for sales returns and warranty and record the estimated reserve amount as a reduction of sales, and as a sales return reserve liability.  The estimate for sales returns and warranty requires management to make significant estimates regarding return rates for sales and warranty returns.  Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales return and warranty reserve.

Allowance for Doubtful Accounts

We provide customary credit terms to our customers. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and judgments as to expected collectability of accounts. Our actual bad debts may differ from our estimates.

Valuation of Note Receivable

We engaged independent third-party appraisal firms to assist us in determining the fair values of collateral of the note receivable.  Such valuations require significant estimates and assumptions. Management determined the value of the 80 shares of ZAGG common stock held by Mr. Harmer based on quoted market prices. The real estate holdings securing the note receivable were valued primarily based on the sales comparison approach as sales of comparable properties were utilized. The investments in real estate companies were valued utilizing comparable market sales, a discounted cash flow analysis, and other appropriate valuation methodologies.

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

Long-lived Assets

We have significant long-lived tangible and intangible assets consisting of property and equipment, definite-lived intangibles, indefinite-lived intangibles, an investment in HzO, and goodwill. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to indefinite-lived intangibles and goodwill at least annually. Our goodwill and intangible assets are largely attributable to our acquisition of iFrogz.

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

Indefinite-lived intangible assets are tested for impairment annually, or, more frequently upon the occurrence of a triggering event. The Company evaluates the recoverability of indefinite-lived intangible assets by comparing the indefinite-lived intangible assets book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined by performing cash flow analysis and other market evaluations. If the fair value of the indefinite-lived intangible assets is less than book value, the difference is recognized as an impairment loss.

We test our investment in HzO each reporting period to determine whether HzO’s operations or other factors indicate that the investment in HzO is impaired. When indicators of impairment exist, we measure the fair value of our investments in HzO and compare the fair value to the carrying value. The determination of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.

We assess other long-lived assets, specifically definite-lived intangibles and property, plant and equipment, for potential impairment based on similar impairment indicators. When indicators of impairment exist related to our long-lived tangible assets and definite-lived intangible assets, we use an estimate of the undiscounted net cash flows in measuring whether the carrying amount of the assets is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.

If forecasts and assumptions used to support the realizability of our goodwill and other long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Stock-based compensation

The Company recognizes stock-based compensation expense in its consolidated financial statements for awards granted to employees and non-employees under its stock incentive plan, which include restricted stock and stock options.  Equity-classified awards are measured at the grant date fair value of the award. The fair value of stock options is measured on the grant date using the Black-Scholes option pricing model (BSM), which involves the use of assumptions such as expected volatility, expected term, dividend rate, and risk-free rate.  Volatility is a key factor used to determine the fair value of stock options in the BSM.  Based on the expected term of the award, if the Company does not have sufficient historical data or implied volatility information to determine volatility based upon its own information, the Company uses significant judgment to identify a peer group and determine the appropriate weighting in order to estimate a volatility rate for use in the BSM.

On March 30, 2012, the Company implemented a new incentive program for non-executive employees that provides for the issuance of a fixed amount of restricted stock to eligible employees if certain annual financial targets are reached. If the targets are reached for the 2012 fiscal year, these restricted shares will be transferred to employees during March 2013. The Company considers actual results to date and forecasts of future operations in determining our probability assessment of achieving the performance conditions. As of June 30, 2012, management considers it probable that the financial targets will be reached and thus began recognizing stock compensation expense on the grant date ratably over the service period of the award.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2012 AND 2011 (amounts in thousands, except per share data)

Net sales

Net sales for the quarter ended June 30, 2012, were $61,636 as compared to net sales of $38,788 for the quarter ended June 30, 2011, an increase of $22,848 or 59%.

For the quarter ended June 30, 2012, sales of our invisibleSHIELD product line accounted for approximately 41% of our revenues, compared to approximately 63% of our revenues for the quarter ended June 30, 2011.  We have experienced significant growth in our indirect channel to big-box retailers such as Best Buy, Walmart, Target and Radio Shack, wireless carriers such as AT&T, Verizon, The Carphone Warehouse, T-Mobile, Sprint, and Cricket, and both domestic and foreign electronics accessory distributors.  We are still focused on distribution through our mall kiosk program and through our websites (www.ZAGG.com, and www.iFrogz.com), but the significant growth for the second quarter of 2012 was through our continued expansion within our indirect channel as we began selling through additional customers and expanded our SKU count in our current customers.  For the quarter ended June 30, 2012, approximately 79% of our overall net sales were through our indirect channel, 14% was through our website, 6% was through our mall cart and kiosk programs and 1% was from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping and fulfillment costs.  For the quarter ended June 30, 2012, cost of sales amounted to $33,231 or approximately 54% of net sales compared to cost of sales of $21,027 or 54% of net sales for the quarter ended June 30, 2011.

Gross profit

Gross profit for the quarter ended June 30, 2012, was $28,405 or approximately 46% of net sales, as compared to $17,761 or approximately 46% of net sales for the quarter ended June 30, 2011.  As we continue to grow our business, we anticipate that we will have increased sales to our indirect customers, which will put pressure on our gross profit margins as sales through indirect channel partners occur at lower profit margins.  There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended June 30, 2012, were $17,618, an increase of $4,103 from total operating expenses for the quarter ended June 30, 2011, of $13,515. The increases are primarily attributable to the following:

•
For the quarter ended June 30, 2012, marketing, advertising and promotion expenses were $2,301, a decrease of $315 as compared to $2,616 for the quarter ended June 30, 2011.  We invested heavily in advertising for the ZAGGmate product line during the quarter ended June 30, 2011, and did not have a similar significant marketing campaign for the quarter ended June 30, 2012.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.

•
For the quarter ended June 30, 2012, amortization expense was $2,469, an increase of $1,759 as compared to $710 for the quarter ended June 30, 2011.  The increase is directly attributable to amortization expense on intangibles acquired as part of the acquisition of iFrogz in the second quarter of 2011. As the acquisition occurred on June 21, 2011, only nine days of amortization was recorded in the second quarter of 2011, while an entire quarter of amortization was recorded in the second quarter of 2012.

•
For the quarter ended June 30, 2012, salaries and related taxes increased by $2,060 to $6,185 from $4,125 for the quarter ended June 30, 2011.  The increase is due to (1) the increase in our staff as we continue to build the personnel infrastructure necessary to meet the demand for our product and continue to develop new products and offerings and (2) a bonus plan implemented in the first quarter of 2012 for non-executives. These increases were offset by a decrease in compensation expense related to our stock based compensation plan of $473, which decreased from $1,967 to $1,494 comparing the three months ended June 30, 2011 to June 30, 2012.

•
For the quarter ended June 30, 2012, other selling, general and administrative expenses, net of salaries and related taxes described above, were $6,663 as compared to $6,064 for the quarter ended June 30, 2011.  The changes by category are summarized in the table below:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Professional fees	$705	$612
iFrogz transaction fees	-	1,816
Rent	485	202
Credit card and bank fees	501	342
Commissions	1,397	715
Depreciation	374	169
Other	3,201	2,208
Total	$6,663	$6,064

The increase in professional fees is due to legal expenses incurred related to the defense of our patents and other general legal fees incurred.  Rent increased due to the expansion into additional office space at the ZAGG corporate offices and a full quarter of rent at the iFrogz corporate offices as only nine days of rent was incurred during 2011 due to the iFrogz acquisition on June 21, 2011. Commissions were also up on a comparison basis due to the strong sales in 2012 compared to 2011, continued growth through indirect accounts for which we utilize a third-party sales company, and commissions incurred related to sales at the iFrogz segment. Depreciation increased due to an overall increase in fixed assets, including those at iFrogz. Other expenses increased consistent with the overall increase in operations of the consolidated entity.

Income from operations

We reported income from operations of $10,787 for the quarter ended June 30, 2012 as compared to income from operations of $4,246 for the quarter ended June 30, 2011, an increase of $6,541.  The increase in income from operations for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011 is primarily attributable to continued strong sales of our invisibleSHIELD, keyboard, case and audio product lines. In addition, the impact of a full quarter of iFrogz operations contributed to the overall increase in income from operations.

Other expense

For the quarter ended June 30, 2012, total other expense was $1,235 as compared to other expense of $151 for the quarter ended June 30, 2011.  The increase is primarily attributable to (1) interest expense on the Revolving Credit Facility and Term Loan and (2) the loss from equity-method investment in HzO.

Income taxes

We recognized an income tax expense of $3,740 for the quarter ended June 30, 2012, compared to income tax expense of $1,497 for the quarter ended June 30, 2011.

Our effective tax rate was 39.2% and 36.5% for the three months ended June 30, 2012 and 2011, respectively.  Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items and tax rates associated with our operations in Ireland, Great Britain, and France.

Net income attributable to stockholders

As a result of these factors, we reported net income attributable to stockholders of $5,812 or $0.18 per share on a fully diluted basis for the quarter ended June 30, 2012 as compared to net income attributable to stockholders of $2,743 or $0.10 per share on a fully diluted basis for the quarter ended June 30, 2011.

SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (amounts in thousands, except per share data)

Net sales

Net sales for the six months ended June 30, 2012, were $117,115 as compared to net sales of $65,765 for the six months ended June 30, 2011, an increase of $51,350 or 78%.

For the six months ended June 30, 2012, sales of our invisibleSHIELD product line accounted for approximately 46% of our revenues, compared to approximately 64% of our revenues for the six months ended June 30, 2011.  We have experienced significant growth in our indirect channel to big-box retailers such as Best Buy, Walmart, Target and Radio Shack, wireless carriers such as AT&T, Verizon, The Carphone Warehouse, T-Mobile, Sprint, and Cricket, and both domestic and foreign electronics accessory distributors.  We are still focused on distribution through our mall kiosk program and through our websites (www.ZAGG.com, and www.iFrogz.com), but the significant growth for the first six months of 2012 was through our continued expansion within our indirect channel as we began selling through additional customers and expanded our SKU count in our current customers.  For the six months ended June 30, 2012, approximately 80% of our overall net sales were through our indirect channel, 13% was through our website, 6% was through our mall cart and kiosk programs and 1% was from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials and shipping and fulfillment costs.  For the six months ended June 30, 2012, cost of sales amounted to $61,777 or approximately 53% of net sales compared to cost of sales of $34,357 or 52% of net sales for the six months ended June 30, 2011.  The increase in cost of sales as a percentage of net revenues for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, is attributable to the continued shift towards our indirect channel partners where sales are at lower margins than from web sales and expedited shipping costs incurred by the Company during the six months ended June 30, 2012 to meet customer demand.

Gross profit

Gross profit for the six months ended June 30, 2012, was $55,338 or approximately 47% of net sales, as compared to $31,408 or approximately 48% of net sales for the six months ended June 30, 2011.  The decrease in gross profit percentage is due to the continued shift towards our indirect channel partners where sales are at lower margins than from web sales.  As we continue to grow our business, we anticipate that we will have increased sales to our indirect customers which will continue to put pressure on our gross profit margins as sales through indirect channel partners occur at lower profit margins.  There are no assurances that we will continue to recognize similar gross profit margins in the future. In addition, we incurred expedited shipping costs during the six months ended June 30, 2012 to meet customer demand.

Operating expenses

Total operating expenses for the six months ended June 30, 2012, were $34,224, an increase of $11,926 from total operating expenses for the six months ended June 30, 2011, of $22,298. The increases are primarily attributable to the following:

•
For the six months ended June 30, 2012, marketing, advertising and promotion expenses were $4,743, a decrease of $385 as compared to $5,128 for the six months ended June 30, 2011.  We invested heavily in advertising for the ZAGGmate product line during the six months ended June 30, 2011, and did not have a similar significant marketing campaign for the six months ended June 30, 2012.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.

•
For the six months ended June 30, 2012, amortization expense was $4,891, an increase of $4,131 as compared to $760 for the six months ended June 30, 2011.  The increase is directly attributable to amortization expense on intangibles acquired as part of the acquisition of iFrogz in the second quarter of 2011. As the acquisition occurred on June 21, 2011, only nine days of amortization was recorded in the six months ended June 30, 2011, while an entire month of amortization was recorded in the six months ended June 30, 2012.

•
For the six months ended June 30, 2012, salaries and related taxes increased by $5,919 to $12,197 from $6,278 for the six months ended June 30, 2011.  The increase is due to (1) the increase in our staff as we continue to build the personnel infrastructure necessary to meet the demand for our product and continue to develop new products and offerings, (2) a bonus plan implemented in the first quarter of 2012 for non-executives, and (3) the compensation expense related to our stock based compensation plan of $2,836, an increase of $565 over the six months ended June 30, 2011 balance of $2,271.

•
For the six months ended June 30, 2012, other selling, general and administrative expenses, net of salaries and related taxes described above, were $12,393 as compared to $10,132 for the six months ended June 30, 2011.  The changes by category are summarized in the table below:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Professional fees	$1,907	$1,330
iFrogz transaction fees	-	1,825
Rent	842	342
Credit card and bank fees	931	694
Commissions	2,770	1,464
Depreciation	756	291
Other	5,187	4,186
Total	$12,393	$10,132

The increase in professional fees is due to legal expenses incurred related to the defense of our patents and audit fees incurred.  The acquisition of iFrogz occurred during 2011, thus no expenses were incurred in 2012. Rent increased due to the expansion into additional office space at the ZAGG corporate offices and rent at the iFrogz corporate offices. Credit card and bank fees increased due to increased online sales. Commissions were also up on a comparison basis due to the strong sales in 2012 compared to 2011, continued growth through indirect accounts for which we utilize a third-party sales company, and commissions incurred related to sales at the iFrogz segment.  Depreciation increased due to an overall increase in fixed assets, including those at iFrogz. Other expenses increased consistent with the overall increase in operations of the consolidated entity

Income from operations

We reported income from operations of $21,114 for the six months ended June 30, 2012 as compared to income from operations of $9,110 for the six months ended June 30, 2011, an increase of $12,004.  The increase in income from operations for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 is primarily attributable to continued strong sales of our invisibleSHIELD, keyboard, and audio product lines. In addition, the impact of a full six months of iFrogz operations contributed to the overall increase in income from operations.

Other expense

For the six months ended June 30, 2012, total other expense was $3,465 as compared to other expense of $162 for the six months ended June 30, 2011.  The increase is primarily attributable to (1) interest expense on the Revolving Credit Facility and Term Loan and (2) the loss from equity-method investment in HzO.

Income taxes

We recognized an income tax expense of $6,726 for the six months ended June 30, 2012, compared to income tax expense of $3,091 for the six months ended June 30, 2011.

Our effective tax rate was 38.1% and 34.5% for the six months ended June 30, 2012 and 2011, respectively.  Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items and tax rates associated with our operations in Ireland, Great Britain, and France.

Net income attributable to stockholders

As a result of these factors, we reported net income attributable to stockholders of $10,923 or $0.35 per share on a fully diluted basis for the six months ended June 30, 2012 as compared to net income attributable to stockholders of $6,053 or $0.23 per share on a fully diluted basis for the six months ended June 30, 2011.

 Liquidity and Capital Resources (amounts in thousands)

At June 30, 2012, our principle sources of liquidity were cash generated by operations, cash on-hand, and the issuance of a Term Loan and Revolving Credit Facility. Our principle uses of cash have been to fund working capital requirements and the continued growth of the business, and the payment of debt.

Cash on-hand decreased to $12,480 on June 30, 2012 from $26,433 on December 31, 2011, a decrease of $13,953. Earnings from foreign operations are considered permanently re-invested and of the $12,480 cash balance on June 30, 2012, cash from foreign entities totaled $3,451, which constitutes 27.7% of the total cash balance. If the Company were to repatriate this cash, it would be subject to applicable taxes under tax law in the United States. Management has no intention of repatriating this cash; however, the settlement of intercompany balances would not result in the Company being subject to additional tax and occurs from time to time in the Company’s normal course of business.

At June 30, 2012, we had working capital of $72,432 compared to $74,490 as of December 31, 2011.  The decrease is primarily attributable to $27,000 in debt payments made during March 2012 and the Company’s investment in additional inventory to reduce the Company’s need to airfreight inventory from Hong Kong and China to the United States.

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

As of June 30, 2012, $41,000 of the Term Loan was outstanding after a payment of $4,000 was made in March 2012; $2,612 of the Revolving Credit Facility was outstanding after payments totaling $23,000 were made in March 2012; and no letters of credit were outstanding.

At the election of the Company, borrowings under the Financing Agreement bear interest at either the Reference Rate plus an applicable margin or the Eurodollar Rate plus an applicable margin, both as defined in the Financing Agreement.  All current borrowings were made under the Reference Rate, which is calculated as the greater of (1) 2.75%, (2) the Federal Funds Effective Rate plus 0.50%, (3) the Eurodollar Rate plus 1.00%, or (4) the rate of interest publicly announced by PNC Financial Service Group, Inc. as its reference rate, base rate, or prime rate.  The applicable margin for the Reference Rate is 4.00%.  At June 30, 2012, the weighted average interest rate on all outstanding borrowings was 7.25%. At June 30, 2012, the effective interest rate was 8.17%.

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

Starting July 1, 2011, the Company began paying a commitment fee of 0.375% of the unused portion of the borrowing capacity under the Revolving Credit Facility based on the average principal amount outstanding for the month compared to $45,000. For the three and six months ended June 30, 2012, the Company incurred $41 and $62, respectively in commitment fees, which is included as a component of interest expense in the condensed consolidated statement of operations.

The Company incurred and capitalized $2,538 of direct costs related to the issuance of the Term Loan and Revolving Credit Facility.  Of the total amount incurred, $1,699 was directly related to the Term Loan and $839 was directly related to the Revolving Credit Facility.  As neither debt instrument has a mandatory payment schedule and the entire balance of each is due at maturity, the Company amortizes these deferred loan costs on a straight-line basis over the respective terms of the loan:  the Term Loan is being amortized through June 20, 2016, and the Revolving Credit Facility through June 20, 2014.  For the three and six months ended June 30, 2012, the Company amortized $154 and $309, respectively, of these loan costs.  For the three and six months ended June 30, 2011, the Company amortized $16 and $16, respectively, of these loan costs. The amortization of deferred loan costs is included as a component of interest expense in the condensed consolidated statement of operations.  In addition, the Company recorded additional amortization of $132 through interest expense due to the $4.0 million payment on the Term Loan prior to maturity. The carrying value of deferred loan costs at June 30, 2012, was $1,769 and is included as a component of noncurrent other assets in the condensed consolidated balance sheet.

Attached to the Term Loan and Revolving Credit Facility are a number of financial and non-financial covenants. At June 30, 2012, the Company was in compliance with covenants associated with the Term Loan and Revolving Credit Facility.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of June 30, 2012:

	Payments on Debt	Interest on Debt	Operating Leases	Total contractual obligations
Remaining 2012	$-	$1,618	$506	$2,124
2013	-	3,390	750	4,140
2014	-	3,282	659	3,941
2015	2,612	3,193	559	6,364
2016 and thereafter	41,000	1,596	860	43,456
Total	$43,612	$13,079	$3,334	$60,025

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. The ASU’s objective is to simplify how an entity tests indefinite-lived intangible assets for impairment and to make the impairment test similar to the recent changes for testing goodwill for impairment. The ASU applies to both public and nonpublic entities and is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company intends on implementing the provisions of ASU 2012-01 at September 15, 2012.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of January 1, 2013, and is not expected to have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company implemented the provisions of ASU 2011-08 as of January 1, 2012.

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

To date, we have not utilized derivative financial instruments or derivative commodity instruments.  We do not expect to employ these or other strategies to hedge market risk in the foreseeable future.  We invest a small portion of our cash in money market funds, which we believe are subject to minimal credit and market risk.  We believe that the market risks associated with these financial instruments are immaterial.

Item 4.              Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934 as of the end of the period covered by this Report.  Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures were not effective as of the period covered by this Quarterly Report on Form 10-Q due to a material weakness identified during 2011 related to a lack of a sufficient number of accounting and IT professionals with the necessary experience and training. During the first six months of 2012, management commenced the remediation process by hiring additional accounting support staff with the necessary experience and training.

Changes in Internal Controls over Financial Reporting

As a result of rapid growth, the Company has experienced a lack of a sufficient number of accounting and IT professionals with the necessary experience and training. However as noted above, during the six months ended June 30, 2012, we implemented the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	We have hired additional accounting and IT professionals with the necessary experience and training.
•
We have commenced the process of reviewing key accounting, IT, and operational processes to ensure that controls within the processes are designed and implemented. We have commenced our internal testing of the operating effectiveness of internal controls and will continue during subsequent periods as part of management’s 2012 assessment of internal controls over financial reporting.

•	We are in the process of reviewing our information systems and related controls to provide assurance that they effectively and efficiently capture and process data.

Although management believes our internal control over financial reporting has been, or is reasonably likely to be, materially and positively affected by the changes described above, a material weakness in our internal control over financial reporting continues to exist as June 30, 2012.  We are still in the process of enacting changes to remediate the material weakness.

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

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings (dollars and shares in thousands)

Commercial Litigation

Lorence A. Harmer, et al v ZAGG Inc et al, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG and two of his affiliates, Harmer Holdings, LLC, and Teleportal, LLC, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II, Brandon T. O’Brien and KPMG LLP. KPMG has subsequently been dismissed from the lawsuit. This case is discussed in greater detail in Note 11, Note Receivable. Plaintiffs allege that the defendants defamed Mr. Harmer, breached a settlement agreement and other agreements between the plaintiffs and ZAGG, and interfered with other rights of the plaintiffs.  ZAGG has responded to the plaintiffs’ claims, denying all of the material allegations made by the plaintiffs, and has asserted affirmative defenses.   Fact discovery has commenced.  The Company believes the Plaintiffs’ claims to be without merit and intends to vigorously defend against them.

ZAGG Inc v. Nicholas Pardini, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120903147.  On May 9, 2012, ZAGG filed a lawsuit in Utah State Court against Nicholas Pardini, an internet author and purported manager of a small hedge fund.  The complaint alleges causes of action for defamation and false light, based on Pardini’s actions of authoring and causing to be published a false and defamatory article on a website with the domain name seekingalpha.com.  Fact discovery has commenced.  The Company intends to pursue its case vigorously against Pardini.

 ZAGG Inc v. Joseph Ramelli, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120903188.  On May 10, 2012, ZAGG filed a lawsuit in Utah State Court against Joseph Ramelli.  The complaint alleges causes of action for defamation and false light, based on Ramelli’s authoring and causing to be published at least 15 articles relating to ZAGG that contain false and defamatory statements.  Ramelli, who has appeared in the lawsuit pro se, has moved to dismiss for lack of personal jurisdiction.  The Company has opposed the motion.  The Company intends to pursue its case vigorously against Ramelli.

 ZAGG Inc v. Anthony H. Catanach Jr. and J. Edward Ketz, United States District Court, District of Utah, Central Division, Case No. 2:12-cv-00538.  On May 9, 2012, ZAGG filed a lawsuit in Utah State Court against Anthony H. Catanach Jr. and J. Edward Ketz, professors at universities in Pennsylvania who write for and administer a financial blog.  The complaint alleges causes of action for defamation and false light, based on the defendants’ co-authoring and publication of an article that contains false and defamatory statements.  The defendants removed the case to Utah Federal Court and then moved to dismiss for lack of personal jurisdiction, or in the alternative, to transfer the case to Pennsylvania.  The Company will oppose the motion.  The Company intends to pursue its case vigorously against the defendants.

Patent Litigation

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products, LLC, Wrapsol, LLC, U.S. District Court, Central District of California, 2:10-cv-06511; ZAGG Intellectual Property Holding Co. Inc. v. Ghost Armor, Griffin Technology, Russell B. Taylor, United SGP, XO Skins, U.S. District Court, District of Utah, 2:10-cv-01257.  The Company’s wholly owned subsidiary, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”), was engaged as the plaintiff in patent infringement litigation pending in California and in Utah that sought to enforce rights under United States Patent No. 7,784,610 (one of the patents acquired from Andrew Mason, see below). On June 11, 2012, these cases were settled with respect to all parties and no liability was incurred nor was any payment required of the Company.

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products et al, U.S. District Court, District of Utah, 2:11-cv-00517.  ZAGG IP is engaged as the plaintiff in patent infringement litigation pending in Utah that seeks to enforce rights under United States Patent No. 7,957,524. The defendants in this case have raised defenses and, in some cases, asserted counterclaims against ZAGG IP, that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief, including claims for damages, against ZAGG IP or the Company, apart from a request for an award of costs and attorney’s fees to the prevailing party. Discovery has not yet commenced in this case, however, several of the defendants have settled with ZAGG IP. There are no claims asserted in these actions against the Company. In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ZAGG v. Trekstor, Regional Court, Dusseldorf, Germany. The Company brought suit in Dusseldorf, Germany against Trekstor for infringement of ZAGG design registrations for ZAGGmate and the Logitech Keyboard Case by ZAGG.  The Company also brought claims for unfair competition.  As of the date of this Report, all briefing had been completed and a hearing was held.  The Court has not yet ruled on these claims and has indicated that it may not issue its decision until after TrekStor’s challenges have been considered.  TrekStor has also challenged the Company’s ownership of the design registrations and has filed an application for a declaration of invalidity of the Company’s design registrations.  The Company believes these allegations of invalidity and ownership to be without merit and intends to vigorously defend against them.

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

Patent Acquisition

On August 31, 2010, Andrew Mason (“Mason”) filed a complaint against the Company claiming infringement of United States Patent Nos. 7,389,869 and 7,784,610 as a result of the Company’s invisibleSHIELD installation kits. On November 9, 2010, the Company, Mason and his company, eShields LLC (“eShields”) entered into an Asset Purchase Agreement (“Purchase Agreement”) under which a wholly owned subsidiary of the Company, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”), acquired all of the rights of Mason in (i) the patents (United States Patent Nos. 7,389,869 and 7,784,610) which were the subject of the litigation, (ii) the patent application filed on August 13, 2010 (the “CIP Application”) and (iii) rights to sue for infringement of the patents.

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

The Company also agreed to dismiss the claims asserted against Mason and eShields, and to make additional payments to Mason if the US Patent and Trademark Office (“USPTO”) issues a U.S. patent on the CIP Application that includes certain claims, the “Claim Conditions”). If the Claim Conditions are met, the Company will:

(a)	pay Mason the sum of $500; and
(b)	issue to Mason 430 shares of the Company’s restricted Common Stock.

If the Claim Conditions are not met, the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500 of the Warrants. There can be no assurance that the USPTO will issue a patent on the CIP Application that meets the requirements of the Claim Conditions. As of June 30, 2012, no applicable patent had been issued by the USPTO.

We establish liabilities when a particular contingency is probable and estimable. We have not accrued for any loss at June 30, 2012 in our condensed consolidated financial statements in light of the probability and ability to estimate any potential liability. It is reasonably possible that the potential losses may exceed our accrued liabilities for contingencies; however, the amount cannot be currently estimated.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds (dollars and shares in thousands)

During the six months ended June 30, 2012, we issued the following securities:

We issued 182 shares of common stock upon the exercise of warrants to purchase 191 shares.  We received proceeds of $199 related to the exercise of the warrants.

During the six months ended June 30, 2011, we issued the following securities:

We issued 10 shares of common stock valued at $100, to a consultant in exchange for consulting services provided.  The terms of the transaction were privately negotiated, and did not involve any public offering.

We issued 330 shares of common stock in exercise of warrants to purchase 330 shares.  We received proceeds of $897 related to the exercise of the warrants.

We issued 4,444 shares of common stock in connection with the purchase of iFrogz with a fair value of $46,200.

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

ZAGG INC

Date: August 8, 2012	By:	/s/ ROBERT G. PEDERSEN II
Robert G. Pedersen II,
Chairman and Chief Executive Officer (Principal executive officer)

Date: August 8, 2012		/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer (Principal financial officer)