Form 10-Q
period 2012-09-30
ZAGG Inc
filed 2012-11-08
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INC
(Exact name of registrant as specified in its charter)

                   Nevada                                                                                                20-2559624
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
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,623,980 common shares as of November 2, 2012.

ZAGG INC AND SUBSIDIARIES
FORM 10-Q

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS

Current assets
Cash and cash equivalents	$16,344	$26,433
Accounts receivable, net of allowances of $3,074 in 2012 and $2,070 in 2011	44,995	45,450
Inventories	34,445	29,622
Prepaid expenses and other current assets	4,264	1,593
Income tax receivable	1,888	-
Deferred income tax assets	6,728	5,132

Total current assets	108,664	108,230

Investment in HzO	3,398	4,879

Property and equipment, net of accumulated depreciation at $2,708 in 2012 and $1,857 in 2011	4,955	4,162

Goodwill	6,925	6,925

Intangible assets, net of accumulated amortization at $11,351 in 2012 and $3,989 in 2011	66,400	73,691

Deferred income tax assets	82	82

Note receivable	583	1,349

Other assets	3,014	3,010

Total assets	$194,021	$202,328

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$16,019	$16,013
Income taxes payable	-	4,294
Accrued liabilities	3,908	3,886
Accrued wages and wage related expenses	1,500	1,468
Deferred revenue	287	320
Current portion of note payable	-	2,372
Sales returns liability	4,995	5,387

Total current liabilities	26,709	33,740

Revolving line of credit	3,534	23,332

Noncurrent portion of note payable	41,000	42,628

Total liabilities	71,243	99,700

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized;
30,401 and 29,782 shares issued and outstanding, respectively	30	30
Additional paid-in capital	76,247	70,248
Accumulated other comprehensive income	(193)	(33)
Note receivable collateralized by stock	(566)	(566)
Retained earnings	47,260	32,949

Total stockholders' equity	122,778	102,628

Total liabilities and stockholders' equity	$194,021	$202,328

 ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net sales	$59,828	$45,887	$176,943	$111,565
Cost of sales	33,203	26,414	94,980	61,043

Gross profit	26,625	19,473	81,963	50,522

Operating expenses:
Advertising and marketing	3,378	2,763	8,181	7,880
Selling, general and administrative	13,707	10,305	38,237	26,719
Amortization of definite-lived intangibles	2,422	1,791	7,313	2,198

Total operating expenses	19,507	14,859	53,731	36,797

Income from operations	7,118	4,614	28,232	13,725

Other income (expense):
Interest expense	(1,012)	(1,399)	(3,519)	(1,570)
Loss from equity method investment in HzO	(545)	-	(1,481)	-
Other income and (expense)	(215)	126	(237)	137

Total other expense	(1,772)	(1,273)	(5,237)	(1,433)

Income before provision for income taxes	5,346	3,341	22,995	12,292

Income tax provision	(1,958)	(1,241)	(8,684)	(4,335)

Net income	3,388	2,100	14,311	7,957

Net loss attributable to noncontrolling interest	-	148	-	345

Net income attributable to stockholders	$3,388	$2,248	$14,311	$8,302

Earnings per share attributable to stockholders:

Basic earnings per share	$0.11	$0.07	$0.47	$0.31

Diluted earnings per share	$0.11	$0.07	$0.45	$0.29

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net income	$3,388	$2,100	$14,311	$7,957

Other comprehenseive income (loss), net of tax:
Foreign currency translation gain (loss)	208	(136)	(160)	(151)

Total other comprehensive income (loss)	208	(136)	(160)	(151)

Comprehensive income	$3,596	$1,964	$14,151	$7,806

Comprehensive loss attributable to noncontrolling interest	-	148	-	345

Comprehensive income attributable to stockholders	$3,596	$2,112	$14,151	$8,151

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

						Accumulated
			Additional	Note Receivable		Other	Total
	Common Stock		Paid-in	Collateralized	Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	By Stock	Earnings	Loss	Equity
Balances, December 31, 2011	29,782	$30	$70,248	$(566)	$32,949	$(33)	$102,628

Comprehensive income:
Net income	-	-	-	-	14,311	-	14,311
Other comprehensive loss	-	-	-	-	-	(160)	(160)

Option exercises	286	-	489	-	-	-	489
Warrant exercises	182	-	199	-	-	-	199
Restricted stock release	151	-	-	-	-	-	-
Stock-based compensation recorded to equity	-	-	4,819	-	-	-	4,819
Excess tax benefits related to share-based payments	-	-	492	-	-	-	492

Balances, September 30, 2012	30,401	$30	$76,247	$(566)	$47,260	$(193)	$122,778

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net income	$14,311	$7,957
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock-based compensation	4,611	2,674
Excess tax benefits related to share-based payments	(492)	(1,428)
Depreciation and amortization	8,519	3,463
Loss from equity method investment in HzO	1,481	-
Loss on disposal of equipment	329	-
Deferred income taxes	(1,597)	(938)
Amortization of deferred loan costs	596	173
Expense related to issuance of warrants	311	377
Expense related to issuance of stock for consulting	-	100
Expense related to issuance of stock for royalties	-	336
Impairment of note receivable	-	1,071
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	448	(5,704)
Inventories	(4,826)	(1,892)
Prepaid expenses and other current assets	(2,362)	1,813
Other assets	(142)	150
Accounts payable	29	(2,258)
Income taxes payable	(5,691)	(7,734)
Accrued liabilities	(78)	2,059
Accrued wages and wage related expenses	32	(1,381)
Deferred revenues	(33)	149
Sales return liability	(393)	(70)

Net cash provided by (used in) operating activities	15,053	(1,083)

Cash flows from investing activities
Deposits on and purchase of intangible assets	(78)	(96)
Purchase of property and equipment	(2,275)	(703)
Acquisition of iFrogz, net of cash acquired	-	(52,551)

Net cash used in investing activities	(2,353)	(53,350)

Cash flows from financing activities
Payment of debt issuance costs	-	(2,570)
Proceeds from term note payable	-	45,000
Proceeds from revolving credit facilities	3,202	28,506
Payments on revolving credit facilities	(23,000)	(6,505)
Payments on term loan	(4,000)	-
Proceeds from exercise of warrants and options	689	1,886
Excess tax benefits related to share-based payments	492	1,428
Cash paid for investment in HzO	-	(392)
Net HzO proceeds from issuance of Series B Preferred Stock	-	2,335

Net cash provided by (used in) financing activities	(22,617)	69,688

Effect of foreign currency exchange rates on cash and cash equivalents	(172)	(139)

Net increase (decrease) in cash and cash equivalents	(10,089)	15,116

Cash and cash equivalents at beginning of the period	26,433	2,373

Cash and cash equivalents at end of the period	$16,344	$17,489

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$3,072	$1,162
Cash paid during the period for taxes	$15,891	$12,995

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars and shares in thousands)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Nine Months Ended September 30, 2012:

Foreclosure on real property valued at $250 that served as collateral to a note receivable (Note 11) (foreclosed property recorded as a component of other noncurrent assets in the condensed consolidated balance sheet).

Foreclosure on private company stock and warrants of $516 that served as collateral to a note receivable (Note 11) (foreclosed property recorded as a component of other noncurrent assets in the condensed consolidated balance sheet).

For the Nine Months Ended September 30, 2011:

Issued 90 shares of common stock with a fair value of $899 in connection with the acquisition of intellectual property and payment of royalties.

Issued 4,444 shares of common stock with a fair value of $46,200 in connection with the purchase of iFrogz (Note 2).

Exchanged inventory for asset purchase credits of $785 (Note 4).

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ZAGG Inc and subsidiaries (collectively, the “Company” or “ZAGG”) design, produce, and distribute protective coverings, keyboards, keyboard cases, earbuds, mobile power solutions, and device cleaning accessories under the family of ZAGG brands. Within the family of ZAGG brand are products sold under the following brand names:  invisibleSHIELD®, ZAGGskins™, ZAGGbuds™, ZAGGsparq™, ZAGGfolio™, ZAGGmate™, ZAGGkeys™, ZAGGkeys PRO™, and ZAGGkeys PRO Plus™. In addition, the Company designs, produces, and distributes cases, earbuds, and headphones under the family of iFrogz brands in the value-priced lifestyle sector. Within the iFrogz brand are products sold under the following brand names: iFrogz™, Earpollution™, and Caliber.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2011 Annual Report on Form 10-K.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of ZAGG Inc and its wholly owned subsidiaries:  ZAGG International; ZAGG Intellectual Property Holding Co, Inc.; ZAGG Retail, Inc.; iFrogz, Inc.; and iFrogz Europe SAS. All intercompany transactions and balances have been eliminated in consolidation.

(2)  ACQUISITION OF IFROGZ

On June 21, 2011, the Company, Reminderband Inc., dba iFrogz (“iFrogz”), and the owners of iFrogz entered into a Stock Purchase Agreement pursuant to which ZAGG acquired 100% of the outstanding shares of iFrogz. The combination of ZAGG and iFrogz represented an opportunity to create a market leader in the mobile device accessories industry by building on complementary brands and increasing overall market share by growing product lines and expanding distribution.

The Company purchased iFrogz for total consideration of $50,000 in cash and 4,444 shares of ZAGG common stock. The value of the shares of the Company’s common stock used in determining the purchase price was $12.60 per share, the closing price of the Company’s common stock on June 21, 2011. 2,222 of the shares issued were subject to a 12-month “lock-up” transfer restriction following the date of acquisition and, therefore, the fair value of these shares was determined considering the restriction resulting in a discount of 20.0% from the closing share price. This 12-month “lock-up” transfer restriction following the date of acquisition in accordance with SEC Rule 144 expired on June 21, 2012. The other 2,222 shares issued were subject to a 6-month “lock-up” transfer restriction that expired on December 21, 2011. The fair value of these shares was determined considering the restriction resulting in a discount of 15.0% from the closing share price. In addition, $5,000 of the cash consideration paid to the former owners of iFrogz was placed in an escrow account to cover any potential tax, legal, or other contingencies that could potentially arise relating to pre-acquisition events for which ZAGG is indemnified. If charges exceed $5,000 (not to exceed $15,000), ZAGG could recover these amounts through cash payments from the former owners of iFrogz or by cancelling an appropriate number of shares subject to the lock-up to cover the charges. Subject to indemnity claims which may be asserted by ZAGG, the cash held in escrow will be released to the former owners of iFrogz 18 months after the acquisition date (December 21, 2012). As of the date of these financial statements, the Company was not aware of any such contingencies or potential indemnity claims.

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

The total purchase price of $96,200 was allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values.  The excess of the purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed was recorded as goodwill.  Fair values assigned were based on reasonable methods applicable to the nature of the assets acquired and liabilities assumed.  The following table summarizes the allocation of the purchase consideration:

Cash and cash equivalents	$2,469
Trade receivables ($5,880 contractual gross receivables)	5,832
Inventories	14,962
Prepaid expenses	579
Property and equipment	2,078
Deposits	138
Definite-lived identifiable intangible assets	49,900
Indefinite-lived identifiable intangible assets	25,100
Goodwill	6,925
Current liabilities	(11,783)
Total	$96,200

As part of the acquisition of iFrogz, the Company incurred legal, accounting, and other due diligence fees that were expensed when incurred. No fees were incurred related to the acquisition of iFrogz for the three and nine months ended September 30, 2012. Total fees incurred related to the acquisition of iFrogz for the three and nine months ended September 30, 2011, were $119 and $1,947, respectively, which is included as a component of selling, general, and administrative expenses in the condensed consolidated statement of operations.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Identifiable Intangible Assets

Classes of acquired intangible assets in the iFrogz transaction included customer relationships, trademarks, non-compete agreements, and other intangibles.  The fair value of the identifiable intangible assets was determined using various valuation methods, including the income and market approaches.  For assets valued under the income approach, the estimate of the present value of expected future cash flows for each identifiable asset was based on discount rates which incorporated a risk premium to take into account the risks inherent in those expected cash flows.  The expected cash flows were estimated using available historical data adjusted based on the Company’s historical experience and the expectations of market participants.  The market approach was utilized to determine appropriate royalty rates applied to the valuation of the trademarks and patents.  The amounts assigned to each class of intangible asset and the related weighted average amortization periods were as follows:

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

The Company believes that the acquisition of iFrogz produced and continues to produce the following significant benefits:

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

The Company believes that these primary factors supported the amount of goodwill recognized as a result of the purchase price paid for iFrogz, in relation to the other acquired tangible and intangible assets.

The goodwill acquired in the acquisition is deductible for income tax purposes and is being amortized over a period of 15 years.

Results of Operations

For the three months ended September 30, 2012 and 2011, iFrogz contributed net sales of $14,997 and $14,470, respectively, and net income (loss) of $1,483 and ($1,666), respectively, to the condensed consolidated statement of operations. For the nine months ended September 30, 2012 and 2011, iFrogz contributed net sales of $46,765 and $16,816, respectively, and net income (loss) of $3,530 and ($1,924), respectively, to the condensed consolidated statement of operations.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

In addition, iFrogz leases office space from its former owners for monthly rent of $14.

Pro forma Results from Operations

The following table contains unaudited pro-forma results of operations for the nine months ended September 30, 2011.  The unaudited pro-forma results from operations give effect as if the acquisition had occurred on January 1, 2010, after giving effect to certain adjustments including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their values at the date of purchase.

Nine Months Ended
September 30, 2011
Net sales	$137,048
Net income	$8,346

For the nine months ended September 30, 2011, pro forma net income includes estimated amortization expense of $6,795.  The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been consummated for the dates indicated.  Furthermore, such unaudited pro forma information is not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

(3) INVENTORIES

At September 30, 2012, and December 31, 2011, inventories consisted of the following:

	September 30, 2012	December 31, 2011

Finished goods	$25,479	$19,871
Raw materials	8,966	9,751
Total inventory	$34,445	$29,622

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

The Company accounted for this nonmonetary transaction based on the fair value of the inventory transferred, as the inventory’s fair value was more clearly evident than fair value of the asset purchase credits.  The Company determined that the inventory had a fair value of $785 at the date of the transfer and thus recorded an impairment loss on the inventory of $202, which was recorded as a component of cost of sales in the accompanying condensed consolidated statement of operations. The Company utilized $2 in asset purchase credits through the end of the second quarter of 2012.

On May 2, 2012, management assigned these credits to a supplier in exchange for discounts on future purchases of products from the supplier. Management expects the discounts received to at least equal the value of the asset purchase credits assigned and that the discounts will be realized over approximately a three-year period. Management continues to classify these assets within prepaid expenses and other current assets, and noncurrent other assets on the condensed consolidated balance sheet based on when the discounts are expected to be realized. During the three and nine months ended September 30, 2012, management utilized $76 of the asset purchase credits, which reduced the book value of the asset and was recorded through cost of sales in the accompanying condensed consolidated statement of operations.

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

On December 22, 2011, HzO entered into an Amended Series B Stock Purchase Agreement with another group of third party investors (collectively, the “new HzO investors”) whereby HzO issued 10,768 shares of Series B Preferred Stock for net cash of $3,000. ZAGG considered this a reconsideration event and concluded that as of December 22, 2011, HzO should no longer be considered a VIE under authoritative accounting literature, but would be considered a voting interest entity. Management concluded that as ZAGG owns 36.8% of HzO following the December 22, 2011, transaction and cannot control HzO through voting interests, seats on the HzO Board of Directors, or through any other contractual agreement or method, HzO should be deconsolidated as of December 22, 2011.

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

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Management applied deconsolidation accounting guidance, which included analyzing ZAGG’s investment in HzO at December 22, 2011, to determine the fair value on the date of deconsolidation and the related gain or loss upon deconsolidation.  Management determined that the fair value of ZAGG’s investment in HzO at December 22, 2011, was $4,879. Appropriate valuation techniques were employed, including the use of the market approach that considered the recent equity transactions between HzO, the HzO investors, and the new HzO investors, and an option pricing model. Ultimately, the fair value of ZAGG’s investment in HzO of $4,879 was recorded as ZAGG’s equity-method investment in HzO at December 22, 2011.  In addition, upon deconsolidation, ZAGG recorded a gain of $1,906, which is recorded as a component of other income (expense) in the consolidated statement of operations for the year ended December 31, 2011.

Management accounts for its investment in HzO under the equity method of accounting by recognizing ZAGG’s share of the earnings or losses of HzO in the periods in which they are reported by HzO in its separate financial statements, adjusted for the amortization of the basis difference between the Company’s investment in HzO and the Company’s underlying share in the net assets of HzO. For the three and nine months ended September 30, 2012, amortization of $82 and $245, respectively, was recorded. This amortization reduced the basis difference from $1,389 at December 31, 2011, to $1,144 at September 30, 2012. For the three and nine months ended September 30, 2012, the Company recorded a loss from investment in HzO of $545 and $1,481, respectively, which is included in the condensed consolidated statement of operations. As of September 30, 2012 and December 31, 2011, ZAGG held a 36.8% ownership in the equity interest of HzO, consisting of 18,361 Series A Preferred Shares.

(6)  INTANGIBLE ASSETS

Definite-lived Intangibles

Definite-lived intangibles as of September 30, 2012, and December 31, 2011, were as follows:

	As of September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$8,362	$33,138	8.0 years
Non-compete agreements	4,100	1,164	2,936	4.8 years
Trademarks	3,500	928	2,572	9.7 years
Other	800	408	392	3.9 years
Acquired technology	564	63	501	7.0 years
Internet address	124	50	74	10.0 years
Patents	2,063	376	1,687	14.0 years
Total amortizable assets	$52,651	$11,351	$41,300	8.0 years

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$2,575	$38,925	8.0 years
Non-compete agreements	4,100	479	3,621	4.8 years
Trademarks	3,500	400	3,100	9.7 years
Other	800	293	507	3.9 years
Acquired technology	564	14	550	7.0 years
Internet address	124	40	84	10.0 years
Patents	1,992	188	1,804	14.0 years
Total amortizable assets	$52,580	$3,989	$48,591	8.0 years

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization.  The remaining definite-lived intangible assets are amortized using the straight line method over their estimated useful life.  For the three and nine months ended September 30, 2012, amortization expense was $2,439 and $7,362, respectively, of which $17 and $49, respectively, is classified within cost of goods sold. For the three and nine months ended September 30, 2011, amortization expense was $2,080 and $2,846, respectively, of which  $289 and $648, respectively, is classified within cost of goods sold.

Estimated future amortization expense is as follows:

Remaining 2012	$2,481
2013	9,077
2014	7,989
2015	6,869
2016 and thereafter	14,884
Total	$41,300

Indefinite-lived Intangibles

The gross carrying amount of indefinite-lived intangibles as of September 30, 2012, and December 31, 2011, were as follows:

	September 30, 2012	December 31, 2011

Trademarks	$25,100	$25,100
Total non-amortizable assets	$25,100	$25,100

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

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

As of September 30, 2012, $41,000 of the Term Loan was outstanding after a payment of $4,000 was made in March 2012; $3,534 of the Revolving Credit Facility was outstanding after payments totaling $23,000 were made in March 2012; and no letters of credit were outstanding.

At the election of the Company, borrowings under the Financing Agreement bear interest at either the Reference Rate plus an applicable margin or the Eurodollar Rate plus an applicable margin, both as defined in the Financing Agreement.  All current borrowings were made under the Reference Rate, which is calculated as the greater of (1) 2.75%, (2) the Federal Funds Effective Rate plus 0.50%, (3) the Eurodollar Rate plus 1.00%, or (4) the rate of interest publicly announced by PNC Financial Service Group, Inc. as its reference rate, base rate, or prime rate.  The applicable margin for the Reference Rate is 4.00%.  At September 30, 2012, the weighted average interest rate on all outstanding borrowings was 7.25%. At September 30, 2012, the effective interest rate was 8.17%.

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

Starting July 1, 2011, the Company began paying a commitment fee of 0.375% of the unused portion of the borrowing capacity under the Revolving Credit Facility based on the average principal amount outstanding for the month compared to $45,000. For the three and nine months ended September 30, 2012, the Company incurred $41 and $102, respectively in commitment fees, which is included as a component of interest expense in the condensed consolidated statement of operations.

The Company incurred and capitalized $2,538 of direct costs related to the issuance of the Term Loan and Revolving Credit Facility.  Of the total amount incurred, $1,699 was directly related to the Term Loan and $839 was directly related to the Revolving Credit Facility. The Company amortizes the deferred loan costs on the Term Loan on the effective interest rate method and the deferred loan costs on the Revolving Credit Facility on a straight-line basis over the respective terms of the loan:  the Term Loan is being amortized through June 20, 2016, and the Revolving Credit Facility through June 20, 2014.  For the three and nine months ended September 30, 2012, the Company amortized $156 and $464, respectively, of these loan costs.  For the three and nine months ended September 30, 2011, the Company amortized $156 and $173, respectively, of these loan costs. The amortization of deferred loan costs is included as a component of interest expense in the condensed consolidated statement of operations.  In addition, during the nine months ended September 30, 2012, the Company recorded additional amortization of $132 through interest expense due to the $4.0 million payment on the Term Loan prior to maturity. The carrying value of deferred loan costs at September 30, 2012, was $1,613 and is included as a component of noncurrent other assets in the condensed consolidated balance sheet.

Attached to the Term Loan and Revolving Credit Facility are a number of financial and non-financial covenants. At September 30, 2012, the Company was in compliance with covenants associated with the Term Loan and Revolving Credit Facility.

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

(8)  STOCK-BASED COMPENSATION

Common Stock Options – For the three and nine months ended September 30, 2012, the Company granted zero stock option awards. For the three and nine months ended September 30, 2011, the Company granted zero and 93 stock option awards, respectively. For awards granted during the nine months ended September 30, 2011, the weighted-average fair value per stock option was $4.98.  The fair value for stock options granted is calculated using the Black-Scholes option-pricing model on the date of grant. For the nine months ended September 30, 2011, the following assumptions were used in determining the fair value:

Nine Months Ended September 30, 2011
Expected dividend yield	0.0%
Risk-free interest rate	1.21%
Expected term (years)	3.5 years
Expected volatility	90.59%

The Company records share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.  During the three and nine months ended September 30, 2012, the Company recorded equity-based compensation expense related to stock options of $352 and $853, respectively.  During the third quarter of 2012, the Company incurred an incremental charge of $154 that was the direct result of the Separation and Release of Claims Agreement (“Separation Agreement”) between the Company and Robert G. Pedersen II, the Company’s former chief executive officer. Under the terms of the Separation Agreement, Mr. Pedersen’s 32 unvested stock options will continue to vest under the original terms of the option grant. However, because future services to be performed by Mr. Pedersen are not considered substantive under US GAAP, the options were re-measured and the expense associated with these options was accelerated. In addition, the Company incurred a $910 charge during the third quarter of 2012 related to consulting fees due to Mr. Pedersen under the Separation Agreement, which are payable over the one-year term of the Separation Agreement. During the three and nine months ended September 30, 2011, the Company recorded equity-based compensation expense related to stock options of $265 and $2,365, respectively.

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

Warrants – During the three and nine months ended September 30, 2012, the Company issued warrants for investor relations consulting services for zero and 50 common shares, respectively. During the three and nine months ended September 30, 2011, the Company issued warrants for investor relations consulting services for zero and 50 common shares, respectively. Warrants granted during the nine months ended September 30, 2012, are exercisable at $9.02 per share, expire five years after issuance, and vested upon issuance. Warrants granted during the nine months ended September 30, 2011 are exercisable at $9.05 per share, expire five years after issuance, and vested upon issuance.

The warrant grants were valued using the Black-Scholes option pricing model based on the fair value of the Company’s common stock on the date of grant, expected term equal to the contractual term, expected volatility weighted between the Company’s historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term, and risk-free rate for the expected term based on the U.S. Treasury yield curve on the grant date. For warrants granted during the nine months ended September 30, 2012, the Company recorded expense of $311. For warrants granted during the nine months ended September 30, 2011 the Company recorded expense of $318.

The Company also issued warrants for investor relations consulting services during the nine months ended September 30, 2010, for 100 common shares exercisable at $2.58 per share expiring in 5 years and vesting equally over the 12 month period from the grant date (the last tranche of shares vested in the first quarter of 2011).  Each vesting tranche of the warrants was independently valued using the Black-Scholes option pricing model with separate assumptions for each tranche based on the fair value of the Company’s common stock on each vesting date, expected term equal to the remaining contractual term on each vesting date, expected volatility weighted between the Company’s historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term for each vesting date, and risk-free rate for the expected term based on the U.S. Treasury yield curve in effect with a period that approximates the remaining contractual term for each vesting date. For the nine months ended September 30, 2012 and 2011, the Company recorded expense of zero and $58, respectively for these warrants.

For the nine months ended September 30, 2012 and 2011, the following assumptions were used in determining the fair value of warrants granted:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.81%	2.02%
Expected term (years)	5.0 years	4.9 years
Expected volatility	89.50%	90.71%

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Restricted Stock – During the three and nine months ended September 30, 2012, the Company granted 20 and 446 shares of restricted stock, respectively. During the three and nine months ended September 30, 2011, the Company granted 134 and 372 shares of restricted stock, respectively. The shares of restricted stock granted during the three and nine months ended September 30, 2012, were estimated to have a weighted-average fair value per share of $11.08 and $9.84, respectively. The shares of restricted stock granted during the three and nine months ended September 30, 2011, were estimated to have a weighted-average fair value per share of $10.19 and $8.22, respectively. The fair value of the restricted stock granted is based on the closing share price of the Company’s common stock on the date of grant.  The shares of restricted stock vest annually on a straight-line basis over a vesting period of up to three years, depending on the terms of the individual grant.

Included in the 134 grants during the three months ended September 30, 2011, were 124 shares of restricted stock issued to an employee by the Company subject to the employee’s continued employment. These shares vest quarterly over a two year vesting term and are being expensed on a straight-line basis over the two-year vesting term. In connection with the issuance of 124 shares of restricted stock, the Company issued the employee an additional 90 shares of common stock with a fair value of $899 as consideration in full satisfaction of current and future royalties under a prior intellectual property agreement primarily related to the ZAGGmate. The portion of the consideration related to current royalties was $336 and is included as a component of cost of sales in the condensed consolidated statement of operations. The remaining $563 portion of the consideration was capitalized as it represents a pre-payment of future royalties and is being amortized on an accelerated basis, consistent with the expected underlying cash flows of the intellectual property, over a seven year life. This capitalized amount is included as a component of intangible assets in the condensed consolidated balance sheet.

The Company recorded share-based compensation expense only for those shares of restricted stock that are expected to vest.  The estimated fair value of the restricted stock is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three and nine months ended September 30, 2012, the Company recorded equity-based compensation expense related to restricted stock of $1,734 and $3,758, respectively. During the third quarter of 2012, the Company incurred an incremental charge of $345 that was the direct result of the Separation Agreement between the Company and Robert G. Pedersen II, the Company’s former chief executive officer. In accordance with the terms of the Separation Agreement, Mr. Pedersen’s 127 unvested stock options will be fully vested on August 17, 2013. However, under US GAAP, the expense associated with these options was accelerated as it was determined that the service to be performed by Mr. Pedersen was not considered to be substantive. During the three and nine months ended September 30, 2011, the Company recorded equity-based compensation expense related to restricted stock of $140 and $309, respectively. Stock compensation expense is included as a component of selling, general and administrative expense.

On March 30, 2012, the Company implemented a new incentive program for non-executive employees that provides for the issuance of a fixed amount of restricted stock to eligible employees if certain annual financial targets are reached. If the targets are reached for the 2012 fiscal year, these restricted shares will be transferred to employees during March 2013. The Company considers it probable that the financial targets will be reached and thus is recognizing stock compensation expense on the grant date ratably over the service period of the award.

During the three and nine months ended September 30, 2012, certain ZAGG employees received a grant of restricted stock and elected to file an Internal Revenue Code Section 83(b) election and thereby elected to receive a net amount of shares in exchange for the Company incurring the tax liability for the grant date fair value of the award. This resulted in the Company recording $59 and $103, respectively, in compensation expense, with the offset being originally recorded to accrued wages and wage related expenses rather than to additional paid-in capital.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(9)  INCOME TAXES

For the three and nine months ended September 30, 2012, the Company’s effective tax rate was 36.6% and 37.8% respectively.  For the three and nine months ended September 30, 2011, the Company’s effective tax rate was 37.1% and 35.3% respectively.  The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items and favorable tax rates associated with certain earnings from the Company’s operations in Ireland. All earnings at foreign locations are considered to be permanently re-invested for tax purposes.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and six months ended September 30, 2012 and 2011:

	Three months ended
	September 30, 2012	September 30, 2011
Net income attributable to stockholders	$3,388	$2,248
Impact on earnings per share of change in redemption value of redeemable noncontrolling interest, net of tax	-	(102)
Net income attributable to stockholders after impact of earnings per share of change in redemption value of redeemable noncontrolling interest	$3,388	$2,146

Weighted average shares outstanding	30,351	29,442
Dilutive effect of warrants, restricted stock and stock options	1,383	1,933
Diluted shares	31,734	31,375
Earnings per share attributable to stockholders:
Basic	$0.11	$0.07
Dilutive	$0.11	$0.07

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011
Net income attributable to stockholders	$14,311	$8,302
Impact on earnings per share of change in redemption value of redeemable noncontrolling interest, net of tax	-	(102)
Net income attributable to stockholders after impact of earnings per share of change in redemption value of redeemable noncontrolling interest	$14,311	$8,200

Weighted average shares outstanding	30,202	26,278
Dilutive effect of warrants, restricted stock and stock options	1,445	2,030
Diluted shares	31,647	28,308
Earnings per share attributable to stockholders:
Basic	$0.47	$0.31
Dilutive	$0.45	$0.29

For the three months ended September 30, 2012 and 2011, warrants, restricted stock, and stock options to acquire 103 and zero common shares, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

For the nine months ended September 30, 2012 and 2011, warrants, restricted stock, and stock options to acquire 71 and 85 common shares, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

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

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Teleportall proceeded to develop the ZAGGbox and provided periodic progress reports to the Company.  However, Teleportall did not deliver the product in time for the 2009 Christmas selling season.  Subsequently, during the December 1, 2009, meeting of the Board of Directors of the Company, Mr. Harmer disclosed to the other members of the Board that he owned an interest in Teleportall.  After a discussion about his financial interest in Teleportall during that meeting, Mr. Harmer stated he was willing to divest himself of any ownership in Teleportall, and the Board of Directors voted unanimously to accept Mr. Harmer’s proposal that he would do so, and assumed thereafter that Mr. Harmer had completed his divestiture.

The development of the product continued in 2010 with the expectation that the product would be delivered in time for the 2010 Christmas selling season.  The Company made additional payments for long lead-time parts to Teleportall in the aggregate amount of $2,747.  When it became obvious to the Company that the product would not be ready to market and sell during the 2010 Christmas season, the Company commenced discussions to restructure the Distribution and License Agreement with Teleportall.  During the course of those discussions, the Company learned in January 2011 that Mr. Harmer did not divest himself of any interest in Teleportall following the December 2009 meeting of the Board of Directors of the Company where he agreed to do so, but retained an indirect ownership interest of 25% in Teleportall as well as other entities potentially affiliated with the ZAGGbox.  As a result of the foregoing, the Company entered into an agreement with Teleportall, Mr. Harmer and several entities owned or controlled by Mr. Harmer (the “Harmer Agreement”), dated March 23, 2011, but subject to further negotiations and ratification through April 5, 2011.  Pursuant to the Harmer Agreement, the parties agreed to terminate the Distribution and License Agreement on the following terms:

●
Mr. Harmer, Teleportall, and certain of their affiliates delivered a promissory note (the “Note”) dated March 23, 2011, to the Company in the original principal amount of $4,126 which accrues interest at the rate of LIBOR plus 4% per annum (adjusted quarterly) payable as follows: (i) interest only payments (a) on September 23, 2011, and (b) thereafter on or before the last day of each calendar quarter, (ii) 50% of the net profits of each ZAGGbox sale by Teleportall and its affiliates to be applied, first, to accrued interest and, second, to the principal balance of the Note, and (iii) the unpaid balance of principal and interest due in full on March 23, 2013. The principal amount of the Note is equal to the aggregate amount of the payments made by the Company to Teleportall plus the internal cost of the ZAGGbox project incurred by the Company.  The Note is secured by certain real property, interests in entities that own real property and restricted and free-trading securities.

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

On September 20, 2011, and prior to the due date of the first interest-only payment due on the Note, Mr. Harmer and two of his affiliates, Harmer Holdings, LLC, (“Holdings”) and Teleportall, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II (ZAGG’s now-former CEO), Brandon T. O’Brien (ZAGG’s CFO) and KPMG LLP (ZAGG’s independent registered public accounting firm).  KPMG has subsequently been dismissed from the lawsuit.  In their lawsuit, the plaintiffs allege that the defendants defamed Mr. Harmer, breached the Harmer Agreement and interfered with other rights of the plaintiffs. The Company has responded to the plaintiffs’ claims, denying all of the material allegations made by the plaintiffs.  The Company believes the plaintiff’s claims to be without merit and intends to vigorously defend against them.

Subsequently, Mr. Harmer failed to make the required interest-only payment to the Company due on September 23, 2011, and had until October 23, 2011 to cure the default. Mr. Harmer failed to cure the default by October 23, 2011, and on that date, management directed ZAGG legal counsel to commence foreclosure on the collateral securing the loan, which consists of real property, interests in entities that own real property, and restricted and free-trading securities, which included 45 shares of ZAGG common stock. In addition to the collateral, Mr. Harmer had also agreed that he would not sell 80 shares of ZAGG common stock until two months after the Note was paid in full.  Given the Note is full recourse, and the shares have a restrictive legend associated with repayment of the Note, the Company believes it can recover the 80 shares.

Given Mr. Harmer’s default on the loan on September 23, 2011, and failure to cure the default on October 23, 2011, management determined that it was probable that the Company would be unable to collect all amounts due from Mr. Harmer according to the terms of the Note. As the Note became collateral-dependent upon Mr. Harmer’s default, management engaged various third-party certified appraisers and valuation specialists to assist management in its determination of the fair value of the collateral and whether it is sufficient to recover the Note balance. As of September 30, 2012, management noted that the estimated fair value of the underlying collateral was between $1,670 and $1,805. As management has not been able to ascertain whether Mr. Harmer owns 50% or 100% of Holdings, management used the low end of the above range ($1,670) and compared it to the carrying amount of the note of $1,149.  The remaining note balance of $1,149 appears to be collectable given management’s best estimate of the cash recovery on the collateral securing the Note (fair value, less cost to sell) of $1,670. Additionally, the Company has reclassified $566 of the Note as an offset to equity, representing the collateral secured by ZAGG common stock, which management has taken steps to to recover to repay the Note, as noted below. Ultimately, any recovery in excess of the carrying value of the Note will be recognized when realized.

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

Since the Note became collateral dependent in October 2011, management has (1) foreclosed and sold 45 shares of ZAGG common stock for $496 (December 2011); (2) foreclosed on real property valued at $250 (January 2012); and (3) foreclosed on stock and warrants in a private company of $516 (May 2012). These foreclosures were recorded as a reduction to the note receivable in the period in which the foreclosure occurred. As of the date of these financial statements, management was engaged in the foreclosure of other property that collateralizes the note receivable.

At September 30, 2012, the total unpaid principal balance, including accrued interest, late fees and costs incurred in collection, totaled $3,339.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(12)   FAIR VALUE MEASURES

Fair Value of Financial Instruments

At September 30, 2012, and December 31, 2011, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a note receivable, a Revolving Credit Facility, and a Term Loan. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these financial instruments.  The carrying value of the debt balances approximate fair value because the variable interest rates approximate current market rates.

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

At September 30, 2012, and December 31, 2011, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown:

		Fair Value Measurements Using:
	September 30, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$407	$407	—	—

		Fair Value Measurements Using:
	December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Cash equivalents	$1,452	$1,452	—	—

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Non-Recurring Fair Value Measurements

The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include intangible assets, goodwill, property and equipment, our investment in HzO, and collateral securing the note receivable.

There were no assets held at September 30, 2012, measured at fair value on a non-recurring basis, and no impairments were recorded for the three and nine months ended September 30, 2012 and 2011.

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

(13)  CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company places its cash with high-credit-quality financial institutions.  The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2012.

At September 30, 2012, approximately 56% of the balance of accounts receivable was due from one customer.  No other customer account balances were more that 10% of accounts receivable.  At December 31, 2011, approximately 62% of the balance of accounts receivable was due from two customers.  No other customer account balances were more that 10% of accounts receivable.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

Concentration of sales

For the three months ended September 30, 2012, two customers individually accounted for over 43% of the quarterly revenues at 33% and 10%.  No other customer account balances were more than 10% of sales.  For the three months ended September 30, 2011, two customers individually accounted for over 45% of the quarterly revenues at 28% and 17%. No other customer account balances were more than 10% of sales.  If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the three months ended September 30, 2012 and 2011 was approximately:

	Three months ended September 30, 2012	Three months ended September 30, 2011
United States	91%	88%
Europe	7%	7%
Other	2%	5%

For the nine months ended September 30, 2012, two customers individually accounted for over 41% of the quarterly revenues at 31% and 10%.  No other customer account balances were more than 10% of sales.  For the nine months ended September 30, 2011, two customers individually accounted for over 34% of the quarterly revenues at 24% and 10%. No other customer account balances were more than 10% of sales.  If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

The percentage of sales by geographic region for the nine months ended September 30, 2012 and 2011 was approximately:

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
United States	89%	86%
Europe	6%	9%
Other	5%	5%

(14)  COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2017.  Future minimum rental payments required under the operating leases at September 30, 2012, are as follows:

Remaining 2012	$260
2013	763
2014	685
2015	587
2016 and thereafter	860
Total	$3,155

For the three and nine months ended September 30, 2012, rent expense was $493 and $1,335, respectively.  For the three and nine months ended September 30, 2011, rent expense was $333 and $678, respectively. Rent expense is recognized on a basis which approximates straight line over the lease term.

Commercial Litigation

Lorence A. Harmer, et al v ZAGG Inc et al, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG and two of his affiliates, Harmer Holdings, LLC, and Teleportal, LLC, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II, Brandon T. O’Brien and KPMG LLP. KPMG has subsequently been dismissed from the lawsuit. This case is discussed in greater detail in Note 11, Note Receivable. Plaintiffs allege that the defendants defamed Mr. Harmer, breached a settlement agreement and other agreements between the plaintiffs and ZAGG, and interfered with other rights of the plaintiffs.  ZAGG has responded to the plaintiffs’ claims, denying all of the material allegations made by the plaintiffs, and has asserted affirmative defenses.   ZAGG is preparing counterclaims against plaintiffs and Global Industrial Services Limited for failure to meet its payment obligations under a previous agreement.  ZAGG has also proceeded to privately foreclose on collateral plaintiffs pledged as security for payment obligations.  Fact discovery has commenced.  The Company believes the Plaintiffs’ claims to be without merit and intends to vigorously defend against them.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

ZAGG Inc v. Nicholas Pardini, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120903147.  On May 9, 2012, ZAGG filed a lawsuit in Utah State Court against Nicholas Pardini, an internet author and purported manager of a small hedge fund.  The complaint alleges causes of action for defamation and false light, based on Pardini’s actions of authoring and causing to be published a false and defamatory article on a website with the domain name seekingalpha.com.  ZAGG and the defendant engaged in settlement negotiations, and agreed to dismiss its claim in exchange for information about the defendant’s preparation of the article and its removal from the website.  The case has been dismissed with prejudice.

 ZAGG Inc v. Joseph Ramelli, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120903188.  On May 10, 2012, ZAGG filed a lawsuit in Utah State Court against Joseph Ramelli.  The complaint alleges causes of action for defamation and false light, based on Ramelli’s authoring and causing to be published at least 15 articles relating to ZAGG that contain false and defamatory statements.  Ramelli, who has appeared in the lawsuit pro se, has moved to dismiss for lack of personal jurisdiction.  The Company opposed the motion, and the motion subsequently was denied.  Fact discovery has commenced.  The Company intends to pursue its case vigorously against Ramelli.

 ZAGG Inc v. Anthony H. Catanach Jr. and J. Edward Ketz, United States District Court, Eastern District of Pennsylvania, Philadelphia Division, Case No. 2:12-cv-04399-HB.  On May 9, 2012, ZAGG filed a lawsuit in Utah State Court against Anthony H. Catanach Jr. and J. Edward Ketz, professors at universities in Pennsylvania who write for and administer a financial blog.  The complaint alleges causes of action for defamation and false light, based on the defendants’ co-authoring and publication of an article that contains false and defamatory statements.  The Company has stipulated to a transfer of the venue of this case to the Eastern District of Pennsylvania.  The Defendants have moved to dismiss the Company’s defamation claims, but this motion was denied.  Fact discovery has commenced.  The Company intends to pursue its case vigorously against the defendants.

Patent Litigation

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products et al, U.S. District Court, District of Utah, 2:11-cv-00517.  ZAGG IP is engaged as the plaintiff in patent infringement litigation pending in Utah that seeks to enforce rights under United States Patent No. 7,957,524. The defendants in this case have raised defenses and, in some cases, asserted counterclaims against ZAGG IP, that seek declarations of unenforceability or non-infringement of the patent. United States Patent No. 7,957,524 is also being reexamined by the United States Patent and Trademark Office.  These counterclaims do not assert any claims for affirmative relief, including claims for damages, against ZAGG IP or the Company, apart from a request for an award of costs and attorney’s fees to the prevailing party. Discovery has not yet commenced in this case, however, several of the defendants have settled with ZAGG IP. There are no claims asserted in these actions against the Company. In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ZAGG v. Trekstor, Regional Court, Dusseldorf, Germany. The Company brought suit in Dusseldorf, Germany against Trekstor for infringement of ZAGG design registrations for ZAGGmate and the Logitech Keyboard Case by ZAGG.  The Company also brought claims for unfair competition.  As of the date of this Report, all briefing had been completed and a hearing was held.  The Court has not yet ruled on these claims and has indicated that it may not issue its decision until after TrekStor’s challenges have been considered.  TrekStor has also challenged the Company’s ownership of the design registrations and has filed an application for a declaration of invalidity of the Company’s design registrations, but this application has been denied.  The Company believes these allegations of invalidity and ownership to be without merit and intends to vigorously defend against them.

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

If the Claim Conditions are not met, the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500 of the Warrants. There can be no assurance that the USPTO will issue a patent on the CIP Application that meets the requirements of the Claim Conditions. As of September 30, 2012, no applicable patent had been issued by the USPTO.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Class Action Lawsuit

James H. Apple, et al. v. ZAGG Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00852; Ryan Draayer, et al. v. Zagg Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00859.  On September 6 and 10, 2012, two putative class action lawsuits were filed by purported Company shareholders against the Company, Randall Hales, Brandon O’Brien, Edward Ekstrom, and Cheryl Larabee, as well as Robert G. Pedersen II, our former Chairman and CEO, and Shuichiro Ueyama, a former member of our Board of Directors.  In each case, the plaintiffs seek certification of a class of purchasers of our stock between February 28, 2012 and August 17, 2012.  The plaintiffs claim that as a result of Mr. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as our CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934.  The Company has not yet responded to the complaints.  The Company intends to vigorously defend against them.

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

We establish liabilities when a particular contingency is probable and estimable. We have not accrued for any loss at September 30, 2012 in our condensed consolidated financial statements in light of the probability and ability to estimate any potential liability. It is reasonably possible that the potential losses may exceed our accrued liabilities for contingencies; however, the amount cannot be currently estimated.

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

Prior to the Company’s acquisition of iFrogz, the Company was a single reporting segment consistent with the nature of its operations. Due to the acquisition, the Company has reassessed its reporting segments and concluded that it will analyze its worldwide operations based on the following three reportable segments:

●
ZAGG segment – This segment designs, manufactures and distributes protective coverings, audio accessories and power solutions for consumer electronic and hand-held devices under the brand names invisibleSHIELD®, ZAGGskins™, ZAGGbuds™, ZAGGsparq™, ZAGGfolio™, ZAGGmate™, ZAGGkeys™, ZAGGkeys PRO™, and ZAGGkeys PRO Plus™.

●
iFrogz segment – This segment designs, manufactures and distributes protective coverings and digital audio accessories for consumer electronic and hand-held devices under the brand names iFrogz™, Earpollution™, and Caliber.

●
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

	Three Months Ended		Nine Months Ended
Revenue	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
ZAGG segment	$44,831	$31,417	$130,178	$94,738
iFrogz segment	14,997	14,470	46,765	16,816
HzO segment	—	—	—	11
Total	$59,828	$45,887	$176,943	$111,565

	Three Months Ended		Nine Months Ended
Income from Operations	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
ZAGG segment	$5,490	$6,868	$24,442	$16,906
iFrogz segment	1,628	(1,774)	3,790	(2,026)
HzO segment	—	(480)	—	(1,155)
Total income from operations	$7,118	$4,614	$28,232	$13,725
Loss from investment in HzO	(545)	—	(1,481)	—
Total other income (expense)	(1,227)	(1,273)	(3,756)	(1,433)
Income before provision for income taxes	$5,346	$3,341	$22,995	$12,292

	As of
Identifiable Assets	September 30, 2012	December 31, 2011
ZAGG segment	$91,167	$88,671
iFrogz segment	99,456	108,778
HzO segment	3,398	4,879
Total	$194,021	$202,328

(16)  SUBSEQUENT EVENTS

On October 23, 2012, HzO and the new HzO investors closed on the second tranche of financing under the Amendment to Series B Stock Purchase Agreement (the “Agreement”) dated December 22, 2011. Under the terms of the Agreement, HzO issued 9,870 shares of Series B Preferred Stock to the new HzO investors for cash of $2,500. Neither ZAGG nor ZAGG executives participated in this equity raise. Prior to this transaction, ZAGG held an ownership interest of 36.8% of the then outstanding shares of HzO. Following this transaction, ZAGG holds an ownership interest of 30.7% of the outstanding shares of HzO.

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

Our Business

ZAGG Inc, headquartered in Salt Lake City, Utah, with offices in Logan, Utah, and Shannon, Ireland, designs, produces, and distributes protective coverings, keyboards, keyboard cases, earbuds, mobile power solutions, and device cleaning accessories under the family of ZAGG brands. Within the family of ZAGG brand are products sold under the following brand names:  invisibleSHIELD®, ZAGGskins™, ZAGGbuds™, ZAGGsparq™, ZAGGfolio™, ZAGGmate™, ZAGGkeys™, ZAGGkeys PRO™, and ZAGGkeys PRO Plus™.

In addition, the Company designs, produces, and distributes cases, earbuds, and headphones under the family of iFrogz brands in the value-priced lifestyle sector. Within the iFrogz brand are products sold under the following brand names: iFrogz™, Earpollution™, and Caliber.

We maintain our headquarters at 3855 South 500 West, Suites B, C, D, I, J, K, L, M, N. O, P, R and S, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699.  Our website addresses are www.zagg.com and www.ifrogz.com.  Information contained on, or accessible through, our websites is not a part of, and is not incorporated by reference into, this report.

Family of ZAGG Branded Products

ZAGG invisibleSHIELD Products

Our flagship product, the invisibleSHIELD, is made from a protective film covering that was developed originally to protect the leading edges of rotary blades of military helicopters. We determined that a variation of this film product could be configured to fit onto the surface of electronic devices and marketed to consumers for use in protecting such devices from every day wear and tear, including scratches, scrapes, debris and other surface blemishes. The film also permits touch sensitivity, meaning it can be used on devices that have a touch-screen interface. The invisibleSHIELD film material is highly reliable and durable because it was originally developed for use in a high friction, high velocity context within the military aerospace industry. The film provides long lasting protection for the surface of electronic devices subject to normal wear and tear. The film has a polyurethane base with the properties allowing us to develop a very thin, pliable, flexible, and durable clear plastic that adheres to the surface and shape of the object it is applied to.

The invisibleSHIELD is designed specifically for iPhones®, iPads®, iPods®, laptops, tablets, smartphones, cell phones, digital cameras, watch faces, GPS systems, gaming devices, and other mobile devices.  The product is “cut” to fit specific devices and packaged together with a moisture activating solution which makes the invisibleSHIELD adhere to the surface of the device, literally “like a second skin,” and virtually invisible to the eye.  The patented invisibleSHIELD was the first scratch protection solution of its kind on the market.  The invisibleSHIELD is not ornamental, but rather provides a long lasting barrier to preserve the brand new look of the surface of an electronic device.

In early 2010, we introduced the invisibleSHIELD DRY through retail partners, which is a protective film made from the same material as the original invisibleSHIELD, and engineered to be clearer, smoother to the touch, and apply without the need of the moisture activating solution.  In the beginning of 2011, we added the invisibleSHIELD Smudge-Proof to our line, which also incorporates the invisibleSHIELD film with added features that eliminate smudges, fingerprints, and glare from the device display.  In January 2012, we introduced the invisibleSHIELD HD, a new premium version of the invisibleSHIELD that offers industry-leading clarity and finish. In June 2012, we introduced ZAGGprivacy, a protective film that provides visual data security for handheld electronics. In September 2012, the Company introduced a new version of the invisibleSHIELD line, the invisibleSHIELD EXTREME. The invisibleSHIELD EXTREME differs from other products in the invisibleSHIELD portfolio by offering advanced shock absorption and superior break protection. By installing the EXTREME on a compatible mobile device, consumers can worry less about broken screens as a result of dropping their smartphone, tablet, or other device.

Currently, ZAGG offers over 5,900 precision, pre-cut invisibleSHIELD designs with a lifetime replacement warranty through online channels, big-box retailers, electronics specialty stores, resellers, college bookstores, Mac stores, and mall kiosks.  We plan to continue to innovate and expand the array of invisibleSHIELD products in future periods.

ZAGGaudio

The ZAGGaudio brand of electronics accessories and products were first released in late 2008, and continue to focus on innovation and superior value.  The flagship product within ZAGGaudio is the award winning ZAGGsmartbuds™ line, which includes ZAGGaquabuds, a water-resistant earbud introduced in late 2010.  A previous winner of the CES Design and Innovation award, the ZAGGsmartbuds line has been well received by professional reviewers, experts, and the consumer base.

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

ZAGG Power Products

In early 2009, we introduced the original ZAGGsparq, a small, powerful, portable battery that can recharge a power-hungry smartphone up to four times before the ZAGGsparq itself needs to be recharged.  Featuring a 6000ma lithium polymer cell, the ZAGGsparq plugs into a wall outlet and provides two USB ports for charging mobile devices.  An adapter is also included that fits many international standards.  The ZAGGsparq is compatible with any USB-charged device, including Apple iPads, iPods, and iPhones, as well as cell phones, handheld gaming systems, and digital cameras.

In September 2012, the Company released a complete lineup of ZAGGsparq products to provide reliable power solutions for jetsetters, students, professionals and other consumers who are always on the go. Available in three size and charging options, the new family includes the ZAGGsparq 1220, ZAGGsparq 3100, and ZAGGsparq 6000. ZAGGsparq portable batteries will charge any device that utilizes a USB, including smartphones and tablets. Different from other portable batteries on the market, the ZAGGsparq family has been constructed with built-in prongs that allow the device to double as a wall charger, eliminating the need for an extra power adapter. All three new models contain Lithium Polymer batteries and are made out of polycarbonate to protect the device from wear and tear. In addition, the ZAGGsparq 3100 and 6000 feature the company's Hypercharge Technology™, a proprietary technology that enables a mobile device to receive a full charge up to four times faster than when utilizing a standard USB charger.

ZAGG Keyboard Products

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

As a follow up to the ZAGGmate, we launched the ZAGGfolio in July 2011.  The ZAGGfolio is a stylish and functional case for the iPad 2, the new iPad, and Samsung Galaxy 10.1 tablet that not only offers full protection, but increases productivity through a removable Bluetooth keyboard.  Operating with Bluetooth 3.0, the integrated battery will last for months between charges.  A true 3-in-1 solution with a keyboard, stand and full protective cover, the patent-pending ZAGGfolio is the winner of multiple awards including the 2012 CES Innovations Design and Engineering Showcase Honors.  In fall of 2011, we expanded the ZAGGfolio family to include 11 different colors, textures and patterns, including genuine leather.

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

In August 2012, ZAGG debuted the ZAGGkeys PRO™ and ZAGGkeys PRO Plus™ at IFA 2012 in Berlin, Germany. The ZAGGkeys Pro™ and ZAGGkeys Pro Plus™ are ultra-thin Bluetooth®keyboard accessories that accentuate the utility and convenience of the Apple iPad. Different from the original ZAGGkeys accessory, the ZAGGkeys PRO and PRO Plus utilize an innovative magnetic closure to secure the iPad, and protect the screen from scratches and smudges. The patented keyboard design of both new products provides a natural typing experience in a compact layout, with dedicated function keys to operate specific iPad features. In addition, the ZAGGkeys PRO Plus features optional backlighting for full keyboard use without the need for another light.

Family of iFrogz Branded Products

iFrogz Cases

iFrogz began in 2006 by initially creating protective cases for Apple iPods with a unique combination of fashion and quality that was received well by the marketplace. Initially, all sales were online. However, in early 2007, iFrogz began distributing its case products through large retailers and began more firmly establishing itself as a youth- and fashion-oriented brand. Since 2007, the iFrogz case offerings have expanded to include a wide array of sleek and stylish cases for each new generation of Apple iPod, iPhone, and iPad.

iFrogz Audio

In the summer of 2007, iFrogz released its first line of audio products under the Earpollution brand. The eclectic selection of Earpollution™ earbuds and headphones specifically targets a younger demographic, but still appeals to a wide demographic of consumers. Since the initial launch of the Earpollution™ audio products, iFrogz has continued to innovate and expanded its headphone and earbud product lines to include a large number of product offerings for all ages under both the Earpollution and iFrogz brands.

In February 2012, ZAGG launched the iFrogz Boost speaker under the iFrogz brand. The iFrogz Boost speaker allows users to amplify their device's sound by simply placing their smartphone, or other device equipped with an external speaker, on top of the Boost. The Boost features patent-pending audio technology to sync the external audio signal and then amplify the sound through two high-quality 2W x 2RMS speakers. No wires, cords, Bluetooth or pairing configuration is needed.

In October 2012, ZAGG introduced the Boost Plus under the iFrogz brand, a new iteration of its portable, external wireless speaker for smartphones and MP3 players. The Boost Plus allows consumers to fill living spaces and outdoor entertainment areas with music by simply placing a sound-producing mobile device on top of the speaker. Powered by Near-Field Audio Technology™, the Boost Plus picks up the audio from a consumer's mobile device and pumps it out of three high-quality 2W x 2RMS speakers, eliminating the need for wires, cords or pairing configurations.

iFrogz Gaming

In August 2012, ZAGG released the Caliber brand of headset for gamers under the iFrogz brand at IFA 2012 in Berlin, Germany. The Caliber line provides amazing design and sound quality for a premium mobile, desktop or console gaming experience. The Caliber Stealth gaming headset was created specifically for mobile devices, while the Caliber Axiom works with the most popular systems, including Xbox®, PC, Mac, and PS3®. Both include in-line controls and accessories needed for voice connections. Last in the Caliber series is the Vanguard, which has been designed to include 7.1 channel audio, a retractable microphone, and an optional bass vibration feature for fully immersive gaming. Viewing movies with Vanguard's 7.1 channel audio and bass vibration feature provides listeners with an authentic theater experience.

iFrogz continues to innovate its audio and case product lines allowing it to remain ahead of the curve in the electronic device accessory fashion market.

Recent Developments

Appointment of New Director

On October 1, 2012, the Board of Directors of the Company appointed Bradley J. Holiday to serve as a member of the Company’s Board.  Mr. Holiday currently serves as Senior Executive Vice President, and Chief Financial Officer of Callaway Golf Company.  Information about Mr. Holiday was included in a Current Report on Form 8-K filed with the SEC on October 4, 2012.

Separation and Release of Claims Agreement, Executive Consulting Agreement

As previously reported, on August 17, 2012, the Board of Directors of the Company accepted the resignation of Robert G. Pedersen II as Chairman and Chief Executive Officer of the Company, as well as from any and all other roles or positions within the Company as an officer, director, or employee.

The Company also reported that the Company and Mr. Pedersen had entered into a preliminary agreement relating to the terms of Mr. Pedersen’s departure from the Company, including preliminary terms of a consulting agreement and a separation agreement.  The Registrant reported that it would disclose the definitive versions of such agreements upon their final agreement and execution.

On September 28, 2012, the Company entered into a definitive Separation and Release of Claims Agreement (the “Separation Agreement”) relating to Mr. Pedersen’s resignation from positions with the Company, and an Executive Consulting Agreement (the “Consulting Agreement”), pursuant to which Mr. Pedersen will provide consulting services to the Company.  Information and details about the Separation Agreement and the Consulting Agreement, as well as copies of the two agreements, were included in a Current Report on Form 8-K filed with the SEC on October 4, 2012.

Code of Conduct
On November 7, 2012, the Board of Directors of the Company adopted a new Code of Business Conduct and Ethics (the “Code of Ethics”), applicable to the directors, officers, and employees of the Company, its current subsidiaries, and any subsidiaries it may form in the future.  The Code of Ethics contains general guidelines for conducting our business consistent with the highest standards of business ethics, and is intended to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder.

The Code of Ethics will be available on the Company’s website, and will be found at http://investors.zagg.com.  We will continue to post on our website any amendments to or waivers from a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions and that relates to any element of the Code of Ethics.

The Code of Ethics covers such topics as employment practices, compliance with government and industry regulations, insider trading, prohibition against short-term or speculative transactions in company securities, treatment of confidential information, proper use of Company assets, corporate opportunities, and conflicts of interest.  The Code of Ethics includes a mechanism for resolving conflicts of interest and ethical issues, and explains possible consequences for failure to adhere to the code.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Significant estimates include the allowance for doubtful accounts, inventory valuation allowances, sales returns and warranty liability, the useful life of property and equipment, stock-based compensation expense, and income taxes.

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

At least annually and when events and circumstances warrant an evaluation, we perform our impairment assessment of goodwill. This assessment initially permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for the reporting unit.

However, if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two step analysis is performed, which incorporated a fair-value based approach. We determine the fair value of our reporting unit based on discounted cash flows and market approach analyses as considered necessary, and consider factors such as a weakened economy, reduced expectations for future cash flows coupled with a decline in the market price of our stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its estimated fair value, a second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

On March 30, 2012, the Company implemented a new incentive program for non-executive employees that provides for the issuance of a fixed amount of restricted stock to eligible employees if certain annual financial targets are reached. If the targets are reached for the 2012 fiscal year, these restricted shares will be transferred to employees during March 2013. The Company considers actual results to date and forecasts of future operations in determining our probability assessment of achieving the performance conditions. As of September 30, 2012, management considered it probable that the financial targets will be reached and thus began recognizing stock compensation expense on the grant date ratably over the service period of the award.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (amounts in thousands, except per share data)

Net sales

Net sales for the quarter ended September 30, 2012, were $59,828 as compared to net sales of $45,887 for the quarter ended September 30, 2011, an increase of $13,941 or 30%.

For the quarter ended September 30, 2012, sales of our invisibleSHIELD product line accounted for approximately 51% of our revenues, compared to approximately 59% of our revenues for the quarter ended September 30, 2011.  We have experienced significant growth in our indirect channel to big-box retailers such as Best Buy, Walmart, Target, Radio Shack, and Staples; wireless carriers such as AT&T, Verizon, The Carphone Warehouse, T-Mobile, Sprint, and Cricket; and domestic and foreign electronics accessory distributors.  We are still focused on distribution through our mall kiosk program and through our websites (www.ZAGG.com, and www.iFrogz.com), but the significant growth for the third quarter of 2012 was through our continued expansion within our indirect channel as we began selling through additional customers and expanded our SKU count in our current customers.  For the quarter ended September 30, 2012, approximately 83% of our overall net sales were through our indirect channel, 10% was through our website, 6% was through our mall cart, and kiosk programs and 1% was from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials, and shipping and fulfillment costs.  For the quarter ended September 30, 2012, cost of sales amounted to $33,203 or approximately 55% of net sales compared to cost of sales of $26,414 or 58% of net sales for the quarter ended September 30, 2011.

Gross profit

Gross profit for the quarter ended September 30, 2012, was $26,625 or approximately 45% of net sales, as compared to $19,473 or approximately 42% of net sales for the quarter ended September 30, 2011. The increase in gross profit margin from the prior year is primarily related to (1) costs incurred during 2011 related to the fair value write-up of iFrogz inventory as part of purchase accounting under Accounting Standards Codification (“ASC”) 805, Business Combinations, which caused an increase in 2011 cost of sales until all inventory on hand on the date of the acquisition was entirely sold and (2) a decrease in margin during 2012 as a result of continued sales through indirect partners and changes in product mix. As we continue to grow our business, we anticipate that we will have increased sales to our indirect customers, which will put pressure on our gross profit margins as sales through indirect channel partners occur at lower profit margins.  In addition, a significant portion of future growth will be linked to sales of our non-invisibleSHIELD product lines, which generally sell at higher average sales prices, but at lower profit margins than invisibleSHIELD products. There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended September 30, 2012, were $19,507, an increase of $4,648 from total operating expenses for the quarter ended September 30, 2011, of $14,859. The increases are primarily attributable to the following:

●
For the quarter ended September 30, 2012, marketing, advertising and promotion expenses were $3,378, an increase of $615 as compared to $2,763 for the quarter ended September 30, 2011.  We invested heavily in advertising for the launch of products released during the third quarter of 2012 such as the invisibleSHIELD EXTREME, the ZAGGkeys PRO™ and ZAGGkeys PRO Plus™, the family of new ZAGGsparqs, and the Caliber brand of gaming headsets; and did not have a similar significant marketing expenses for the quarter ended September 30, 2011.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.

●
For the quarter ended September 30, 2012, amortization expense was $2,422, an increase of $631 as compared to $1,791 for the quarter ended September 30, 2011.  The increase is directly attributable to amortization expense on intangibles acquired as part of the acquisition of iFrogz in the second quarter of 2011, which are being amortized on an accelerated basis.

●
For the quarter ended September 30, 2012, salaries and related taxes increased by $3,879 to $7,464 from $3,585 for the quarter ended September 30, 2011.  The increase is due to (1) the increase in our staff as we continue to build the personnel infrastructure necessary to meet the demand for our product and continue to develop new products and offerings, (2) a bonus plan implemented in the first quarter of 2012 for non-executives, and (3) $910 in consulting fees and $498 in stock compensation expense incurred related to the separation of Robert Pedersen II, the Company’s former chief executive officer. No future expenses are expected to be incurred in future periods related to the separation from Mr. Pedersen. Additionally, an increase in compensation expense related to our stock based compensation plan of $1,182, which excludes the $498 in expense discussed above related to Mr. Pedersen’s separation from the Company discussed at (3), contributed to the increase.

●
For the quarter ended September 30, 2012, other selling, general and administrative expenses, net of salaries and related taxes described above, were $6,243 as compared to $6,720 for the quarter ended September 30, 2011.  The changes by category are summarized in the table below:

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Professional fees	$737	$929
iFrogz transaction fees	-	119
Rent	493	333
Credit card and bank fees	452	299
Commissions	1,239	1,291
Depreciation	383	320
Other	2,939	3,429
Total	$6,243	$6,720

The decrease in professional fees is due to less legal expenses incurred related to the defense of our patents and other general legal fees incurred.  Rent increased due to the expansion into additional office space at the ZAGG corporate offices. Credit card and bank fees increased due to our overall increase in online transaction volume. Depreciation increased due to an overall increase in fixed assets, including those at iFrogz. Other expenses decreased as a result of a $1,071 charge incurred in the three months ended September 30, 2011, related to the impairment of the note receivable, offset by an overall increase in expense consistent with the increase in operations of the consolidated entity.

Income from operations

We reported income from operations of $7,118 for the quarter ended September 30, 2012, as compared to income from operations of $4,614 for the quarter ended September 30, 2011, an increase of $2,504.  The increase in income from operations for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011, is primarily attributable to continued strong sales of our invisibleSHIELD, keyboards, power products, cases, and audio products.

Other expense

For the quarter ended September 30, 2012, total other expense was $1,772 as compared to other expense of $1,273 for the quarter ended September 30, 2011.  The increase is primarily attributable to the loss from equity-method investment in HzO.

Income taxes

We recognized an income tax expense of $1,958 for the quarter ended September 30, 2012, compared to income tax expense of $1,241 for the quarter ended September 30, 2011.

Our effective tax rate was 36.6% and 37.1% for the three months ended September 30, 2012 and 2011, respectively.  Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, and tax rates associated with our operations in Ireland.

Net income attributable to stockholders

As a result of these factors, we reported net income attributable to stockholders of $3,388 or $0.11 per share on a fully diluted basis for the quarter ended September 30, 2012 as compared to net income attributable to stockholders of $2,248 or $0.07 per share on a fully diluted basis for the quarter ended September 30, 2011.

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (amounts in thousands, except per share data)

Net sales

Net sales for the nine months ended September 30, 2012, were $176,943 as compared to net sales of $111,565 for the nine months ended September 30, 2011, an increase of $65,378 or 59%.

For the nine months ended September 30, 2012, sales of our invisibleSHIELD product line accounted for approximately 48% of our revenues, compared to approximately 64% of our revenues for the nine months ended September 30, 2011.  We have experienced significant growth in our indirect channel to big-box retailers such as Best Buy, Walmart, Target, Radio Shack, and Staples; wireless carriers such as AT&T, Verizon, The Carphone Warehouse, T-Mobile, Sprint, and Cricket; and domestic and foreign electronics accessory distributors.  We are still focused on distribution through our mall kiosk program and through our websites (www.ZAGG.com, and www.iFrogz.com), but the significant growth for the first nine months of 2012 was through our continued expansion within our indirect channel as we began selling through additional customers and expanded our SKU count in our current customers.  For the nine months ended September 30, 2012, approximately 81% of our overall net sales were through our indirect channel, 12% was through our website, 6% was through our mall cart and kiosk programs, and 1% was from shipping and handling charges.

Cost of sales

Cost of sales includes raw materials, packing materials, and shipping and fulfillment costs.  For the nine months ended September 30, 2012, cost of sales amounted to $94,980 or approximately 54% of net sales compared to cost of sales of $61,043 or 55% of net sales for the nine months ended September 30, 2011.

Gross profit

Gross profit for the nine months ended September 30, 2012, was $81,963 or approximately 46% of net sales, as compared to $50,522 or approximately 45% of net sales for the nine months ended September 30, 2011.  The increase in gross profit margin from the prior year is primarily related to (1) costs incurred during 2011 related to the fair value write-up of iFrogz inventory as part of purchase accounting under ASC 805, Business Combinations, which caused an increase in 2011 cost of sales until all inventory on hand on the date of the acquisition was entirely sold and (2) a decrease in margin during 2012 as a result of continued sales through indirect partners and changes in product mix. As we continue to grow our business, we anticipate that we will have increased sales to our indirect customers, which will put pressure on our gross profit margins as sales through indirect channel partners occur at lower profit margins.  In addition, a significant portion of future growth will be linked to sales of our non-invisibleSHIELD product lines, which generally sell at higher average sales prices, but at lower profit margins than invisibleSHIELD products. There are no assurances that we will continue to recognize similar gross profit margins in the future. There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the nine months ended September 30, 2012, were $53,731, an increase of $16,934 from total operating expenses for the nine months ended September 30, 2011, of $36,797. The increases are primarily attributable to the following:

●
For the nine months ended September 30, 2012, marketing, advertising and promotion expenses were $8,181, an increase of $301 as compared to $7,880 for the nine months ended September 30, 2011.  We invested heavily in advertising for the launch of products released during the third quarter of 2012 such as the invisibleSHIELD EXTREME, the ZAGGkeys PRO™ and ZAGGkeys PRO Plus™, the family of new ZAGGsparqs, and the Caliber brand of gaming headsets.  We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training.

●
For the nine months ended September 30, 2012, amortization expense was $7,313, an increase of $5,115 as compared to $2,198 for the nine months ended September 30, 2011.  The increase is directly attributable to amortization expense on intangibles acquired as part of the acquisition of iFrogz in the second quarter of 2011. As the acquisition occurred on June 21, 2011, only approximately three months of amortization was recorded in the nine months ended September 30, 2011, while nine months of amortization was recorded in the nine months ended September 30, 2012.

●
For the nine months ended September 30, 2012, salaries and related taxes increased by $9,814 to $19,633 from $9,819 for the nine months ended September 30, 2011.  The increase is due to (1) the increase in our staff as we continue to build the personnel infrastructure necessary to meet the demand for our product and continue to develop new products and offerings, (2) a bonus plan implemented in the first quarter of 2012 for non-executives, and (3) $910 in consulting fees and $498 in stock compensation expense incurred related to the separation of Robert Pedersen II, the Company’s former chief executive officer. No future expenses are expected to be incurred in future periods related to the separation from Mr. Pedersen. Additionally, an increase in compensation expense related to our stock based compensation plan of $1,439, which excludes the $498 in expense discussed above related to Mr. Pedersen’s separation from the Company discussed at (3), contributed to the increase.

●
For the nine months ended September 30, 2012, other selling, general and administrative expenses, net of salaries and related taxes described above, were $18,604 as compared to $16,900 for the nine months ended September 30, 2011.  The changes by category are summarized in the table below:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Professional fees	$2,645	$2,416
iFrogz transaction fees	-	1,947
Rent	1,335	678
Credit card and bank fees	1,384	994
Commissions	4,008	2,755
Depreciation	1,157	610
Other	8,075	7,500
Total	$18,604	$16,900

The increase in professional fees is due to legal expenses incurred related to the defense of our patents and audit fees incurred.  The acquisition of iFrogz occurred during 2011, thus no expenses were incurred in 2012. Rent increased due to the expansion into additional office space at the ZAGG corporate offices and rent at the iFrogz corporate offices. Credit card and bank fees increased due to increased online sales. Commissions were also up on a comparison basis due to the strong sales in 2012 compared to 2011, continued growth through indirect accounts for which we utilize a third-party sales company, and commissions incurred related to sales at the iFrogz segment.  Depreciation increased due to an overall increase in fixed assets, including those at iFrogz. Other expenses increased as a result of a $1,071 charge incurred in the three months ended September 30, 2011, related to the impairment of the note receivable, offset by an overall increase in expense consistent with the increase in operations of the consolidated entity.

Income from operations

We reported income from operations of $28,232 for the nine months ended September 30, 2012, as compared to income from operations of $13,725 for the nine months ended September 30, 2011, an increase of $14,507.  The increase in income from operations for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011 is primarily attributable to continued strong sales of our invisibleSHIELD, keyboards, power products, case, and audio products. In addition, the impact of a full nine months of iFrogz operations contributed to the overall increase in income from operations.

Other expense

For the nine months ended September 30, 2012, total other expense was $5,237 as compared to other expense of $1,433 for the nine months ended September 30, 2011.  The increase is primarily attributable to (1) interest expense on the Revolving Credit Facility and Term Loan and (2) the loss from equity-method investment in HzO.

Income taxes

We recognized an income tax expense of $8,684 for the nine months ended September 30, 2012, compared to income tax expense of $4,335 for the nine months ended September 30, 2011.

Our effective tax rate was 37.8% and 35.3% for the nine months ended September 30, 2012 and 2011, respectively.  Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, and tax rates associated with our operations in Ireland.

Net income attributable to stockholders

As a result of these factors, we reported net income attributable to stockholders of $14,311 or $0.45 per share on a fully diluted basis for the nine months ended September 30, 2012 as compared to net income attributable to stockholders of $8,302 or $0.29 per share on a fully diluted basis for the nine months ended September 30, 2011.

 Liquidity and Capital Resources (amounts in thousands)

At September 30, 2012, our principle sources of liquidity were cash generated by operations, cash on-hand, and the Term Loan and Revolving Credit Facility. Our principle uses of cash have been to fund working capital requirements and the continued growth of the business, and the payment of debt.

Cash on-hand decreased to $16,344 on September 30, 2012 from $26,433 on December 31, 2011, a decrease of $10,089. Earnings from foreign operations are considered permanently re-invested and of the $16,344 cash balance on September 30, 2012, cash from foreign entities totaled $2,822, which constitutes 17.3% of the total cash balance. If the Company were to repatriate foreign earnings, it would be subject to applicable taxes under tax law in the United States. Management has no intention of repatriating foreign earnings; however, the settlement of intercompany balances would not result in the Company being subject to additional tax and occurs from time to time in the Company’s normal course of business.

At September 30, 2012, we had working capital of $81,955 compared to $74,490 as of December 31, 2011.  The increase is primarily attributable to positive cash from operations in 2012 and an increase in inventory needed to meet customer demands. These increases were offset by $27,000 in debt payments made during March 2012.

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

As of September 30, 2012, $41,000 of the Term Loan was outstanding after a payment of $4,000 was made in March 2012; $3,534 of the Revolving Credit Facility was outstanding after payments totaling $23,000 were made in March 2012; and no letters of credit were outstanding.

At the election of the Company, borrowings under the Financing Agreement bear interest at either the Reference Rate plus an applicable margin or the Eurodollar Rate plus an applicable margin, both as defined in the Financing Agreement.  All current borrowings were made under the Reference Rate, which is calculated as the greater of (1) 2.75%, (2) the Federal Funds Effective Rate plus 0.50%, (3) the Eurodollar Rate plus 1.00%, or (4) the rate of interest publicly announced by PNC Financial Service Group, Inc. as its reference rate, base rate, or prime rate.  The applicable margin for the Reference Rate is 4.00%.  At September 30, 2012, the weighted average interest rate on all outstanding borrowings was 7.25%. At September 30, 2012, the effective interest rate was 8.17%.

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

Starting July 1, 2011, the Company began paying a commitment fee of 0.375% of the unused portion of the borrowing capacity under the Revolving Credit Facility based on the average principal amount outstanding for the month compared to $45,000. For the three and nine months ended September 30, 2012, the Company incurred $41 and $102, respectively in commitment fees, which is included as a component of interest expense in the condensed consolidated statement of operations.

The Company incurred and capitalized $2,538 of direct costs related to the issuance of the Term Loan and Revolving Credit Facility.  Of the total amount incurred, $1,699 was directly related to the Term Loan and $839 was directly related to the Revolving Credit Facility.  The Company amortizes the deferred loan costs on the Term Loan on the effective interest rate method and the deferred loan costs on the Revolving Credit Facility on a straight-line basis over the respective terms of the loan:  the Term Loan is being amortized through June 20, 2016, and the Revolving Credit Facility through June 20, 2014.  For the three and nine months ended September 30, 2012, the Company amortized $156 and $464, respectively, of these loan costs.  For the three and nine months ended September 30, 2011, the Company amortized $156 and $173, respectively, of these loan costs. The amortization of deferred loan costs is included as a component of interest expense in the condensed consolidated statement of operations.  In addition, during the nine months ended September 30, 2012, the Company recorded additional amortization of $132 through interest expense due to the $4.0 million payment on the Term Loan prior to maturity. The carrying value of deferred loan costs at September 30, 2012, was $1,613 and is included as a component of noncurrent other assets in the condensed consolidated balance sheet.

Attached to the Term Loan and Revolving Credit Facility are a number of financial and non-financial covenants. At September 30, 2012, the Company was in compliance with covenants associated with the Term Loan and Revolving Credit Facility.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of September 30, 2012:

	Payments on Debt	Interest on Debt	Operating Leases	Total contractual obligations (1)
Remaining 2012	$-	$819	$260	$1,079
2013	-	3,400	763	4,163
2014	-	3,323	685	4,008
2015	3,534	3,265	587	7,386
2016 and thereafter	41,000	1,632	860	43,492
Total	$44,534	$12,439	$3,155	$60,128

(1)	Uncertain tax positions of $61 are not included in the table above as we are not sure when the amount will be paid.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. The ASU’s objective is to simplify how an entity tests indefinite-lived intangible assets for impairment and to make the impairment test similar to the recent changes for testing goodwill for impairment. The ASU applies to both public and nonpublic entities and is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company will implement the provisions of ASU 2012-01 during the fourth quarter of 2012. The early adoption and implementation of ASU 2012-01 is not expected to have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of January 1, 2013, and the implementation of ASU 2011-11 is not expected to have a material impact on the Company’s financial statements.

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

Item 4.              Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934 as of the end of the period covered by this Report.  Based on their review of our disclosure controls and procedures, they have concluded that our disclosure controls and procedures were not effective as of the period covered by this Quarterly Report on Form 10-Q due to a material weakness identified during 2011 related to a lack of a sufficient number of accounting and IT professionals with the necessary experience and training. During the first nine months of 2012, management commenced the remediation process by hiring additional accounting and IT support staff with the necessary experience and training, and reviewing our internal control environment and making changes when necessary.

Changes in Internal Controls over Financial Reporting

As a result of rapid growth, the Company has experienced a lack of a sufficient number of accounting and IT professionals with the necessary experience and training. However as noted above, during the nine months ended September 30, 2012, we implemented the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

●	We have hired additional accounting and IT professionals with the necessary experience and training.
●
We have been reviewing key accounting, IT, and operational processes to ensure that controls within the processes are designed and implemented considering the continued growth of the Company. We have commenced our internal testing of the operating effectiveness of internal controls and will continue during subsequent periods as part of management’s 2012 assessment of internal controls over financial reporting.

●	We have been reviewing our information systems and related controls to provide assurance that they effectively and efficiently capture and process data.

Although management believes our internal control over financial reporting has been, or is reasonably likely to be, materially and positively affected by the changes described above, we continue to disclose a material weakness in our internal control over financial reporting at September 30, 2012.  While remedial actions have been taken to resolve the material weakness as noted above, management has not concluded our testing and thus will await final results of testing before concluding on the effectiveness of internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings (dollars and shares in thousands)

Commercial Litigation

Lorence A. Harmer, et al v ZAGG Inc et al, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG and two of his affiliates, Harmer Holdings, LLC, and Teleportal, LLC, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II, Brandon T. O’Brien and KPMG LLP. KPMG has subsequently been dismissed from the lawsuit. This case is discussed in greater detail in Note 11, Note Receivable. Plaintiffs allege that the defendants defamed Mr. Harmer, breached a settlement agreement and other agreements between the plaintiffs and ZAGG, and interfered with other rights of the plaintiffs.  ZAGG has responded to the plaintiffs’ claims, denying all of the material allegations made by the plaintiffs, and has asserted affirmative defenses.   ZAGG is preparing counterclaims against plaintiffs and Global Industrial Services Limited for failure to meet its payment obligations under a previous agreement.  ZAGG has also proceeded to privately foreclose on collateral plaintiffs pledged as security for payment obligations.  Fact discovery has commenced.  The Company believes the Plaintiffs’ claims to be without merit and intends to vigorously defend against them.

ZAGG Inc v. Nicholas Pardini, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120903147.  On May 9, 2012, ZAGG filed a lawsuit in Utah State Court against Nicholas Pardini, an internet author and purported manager of a small hedge fund.  The complaint alleges causes of action for defamation and false light, based on Pardini’s actions of authoring and causing to be published a false and defamatory article on a website with the domain name seekingalpha.com.  ZAGG and the defendant engaged in settlement negotiations, and agreed to dismiss its claim in exchange for information about the defendant’s preparation of the article and its removal from the website.  The case has been dismissed with prejudice.

 ZAGG Inc v. Joseph Ramelli, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120903188.  On May 10, 2012, ZAGG filed a lawsuit in Utah State Court against Joseph Ramelli.  The complaint alleges causes of action for defamation and false light, based on Ramelli’s authoring and causing to be published at least 15 articles relating to ZAGG that contain false and defamatory statements.  Ramelli, who has appeared in the lawsuit pro se, has moved to dismiss for lack of personal jurisdiction.  The Company opposed the motion, and the motion subsequently was denied.  Fact discovery has commenced.  The Company intends to pursue its case vigorously against Ramelli.

 ZAGG Inc v. Anthony H. Catanach Jr. and J. Edward Ketz, United States District Court, Eastern District of Pennsylvania, Philadelphia Division, Case No. 2:12-cv-04399-HB.  On May 9, 2012, ZAGG filed a lawsuit in Utah State Court against Anthony H. Catanach Jr. and J. Edward Ketz, professors at universities in Pennsylvania who write for and administer a financial blog.  The complaint alleges causes of action for defamation and false light, based on the defendants’ co-authoring and publication of an article that contains false and defamatory statements.  The Company has stipulated to a transfer of the venue of this case to the Eastern District of Pennsylvania.  The Defendants have moved to dismiss the Company’s defamation claims, but this motion was denied.  Fact discovery has commenced.  The Company intends to pursue its case vigorously against the defendants.

Patent Litigation

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products et al, U.S. District Court, District of Utah, 2:11-cv-00517.  ZAGG IP is engaged as the plaintiff in patent infringement litigation pending in Utah that seeks to enforce rights under United States Patent No. 7,957,524. The defendants in this case have raised defenses and, in some cases, asserted counterclaims against ZAGG IP, that seek declarations of unenforceability or non-infringement of the patent. United States Patent No. 7,957,524 is also being reexamined by the United States Patent and Trademark Office.  These counterclaims do not assert any claims for affirmative relief, including claims for damages, against ZAGG IP or the Company, apart from a request for an award of costs and attorney’s fees to the prevailing party. Discovery has not yet commenced in this case, however, several of the defendants have settled with ZAGG IP. There are no claims asserted in these actions against the Company. In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ZAGG v. Trekstor, Regional Court, Dusseldorf, Germany. The Company brought suit in Dusseldorf, Germany against Trekstor for infringement of ZAGG design registrations for ZAGGmate and the Logitech Keyboard Case by ZAGG.  The Company also brought claims for unfair competition.  As of the date of this Report, all briefing had been completed and a hearing was held.  The Court has not yet ruled on these claims and has indicated that it may not issue its decision until after TrekStor’s challenges have been considered.  TrekStor has also challenged the Company’s ownership of the design registrations and has filed an application for a declaration of invalidity of the Company’s design registrations, but this application has been denied.  The Company believes these allegations of invalidity and ownership to be without merit and intends to vigorously defend against them.

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

If the Claim Conditions are not met, the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500 of the Warrants. There can be no assurance that the USPTO will issue a patent on the CIP Application that meets the requirements of the Claim Conditions. As of September 30, 2012, no applicable patent had been issued by the USPTO.

Class Action Lawsuit

James H. Apple, et al. v. ZAGG Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00852; Ryan Draayer, et al. v. Zagg Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00859.  On September 6 and 10, 2012, two putative class action lawsuits were filed by purported Company shareholders against the Company, Randall Hales, Brandon O’Brien, Edward Ekstrom, and Cheryl Larabee, as well as Robert G. Pedersen II, our former Chairman and CEO, and Shuichiro Ueyama, a former member of our Board of Directors.  In each case, the plaintiffs seek certification of a class of purchasers of our stock between February 28, 2012 and August 17, 2012.  The plaintiffs claim that as a result of Mr. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as our CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934.  The Company has not yet responded to the complaints.  The Company intends to vigorously defend against them.

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

We establish liabilities when a particular contingency is probable and estimable. We have not accrued for any loss at September 30, 2012 in our condensed consolidated financial statements in light of the probability and ability to estimate any potential liability. It is reasonably possible that the potential losses may exceed our accrued liabilities for contingencies; however, the amount cannot be currently estimated.

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

During the nine months ended September 30, 2012, we issued the following securities:

We issued 182 shares of common stock upon the exercise of warrants to purchase 191 shares.  We received proceeds of $199 related to the exercise of the warrants.

We issued warrants to purchase 50 shares of our common stock in exchange for consulting services. The warrants are exercisable at $9.02 per share, expire in five years from the date of grant, and vested upon issuance.

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

We issued warrants to purchase 50 shares of our common stock in exchange for consulting services. The warrants are exercisable at $9.05 per share, expire in five years from the date of grant, and vested upon issuance.

In each of the transactions listed above, the securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and rules and regulations promulgated thereunder.  None of the transactions involved a public offering.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              Mine Safety Disclosures

Not applicable.

Item 5.              Other Information

None.

Item 6.              Exhibits

a.	Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit No.	Description of Exhibit

10.1	Separation and Release of Claims Agreement (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on October 4, 2012).
10.2	Executive Consulting Agreement (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on October 4, 2012).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZAGG INC

Date: November 8, 2012	By:	/s/ RANDALL L. HALES
Randall L. Hales,
Chief Executive Officer, President, & Director (Principal executive officer)

Date: November 8, 2012	By:	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer (Principal financial officer)