Form 10-K
period 2012-12-31
ZAGG Inc
filed 2013-03-18
CIK 1296205

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012, was $261,297,708.  For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares of the Registrant’s common stock outstanding as of March 6, 2013, was 31,314,696.

ZAGG INC

2012 FORM 10-K

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements.  In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

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

Our Business

ZAGG Inc, headquartered in Salt Lake City, Utah, with offices in Logan, Utah, and Shannon, Ireland, designs, produces, and distributes creative product solutions such as protective coverings, keyboards, keyboard cases, earbuds, mobile power solutions, and device cleaning accessories for mobile devices under the family of ZAGG brands. Within the family of ZAGG brand are products sold under the following brand names:  invisibleSHIELD®, ZAGGskins™, ZAGGbuds™, ZAGGsparq™, ZAGGfolio™, ZAGGmate™, ZAGGkeys™, ZAGGkeys PRO™, ZAGGkeys PRO Plus™, ZAGGkeys PROfolio, ZAGGkeys PROfolio+, ZAGGkeys MINI 7, and ZAGGkeys MINI 9.

In addition, the Company designs, produces, and distributes cases, Near-Field Audio™ amplifying speakers, earbuds, traditional headphones, and gaming headphones for mobile devices under the family of iFrogz brands in the value-priced lifestyle sector. Within the iFrogz brand are products sold under the following brand names: iFrogz™, Earpollution™, Caliber™, and Animatone™.

We maintain our headquarters at 3855 South 500 West, Suites B, C, D, I, J, K, L, M, N, O, P, R and S, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699.  Our website addresses are www.zagg.com and www.ifrogz.com.  Information contained on, or accessible through, our websites is not a part of, and is not incorporated by reference into, this report.

Family of ZAGG Branded Products

ZAGG invisibleSHIELD Products

The invisibleSHIELD, is made from a protective film covering that was developed originally to protect the leading edges of rotary blades of military helicopters. We determined that a variation of this film product could be configured to fit onto the surface of electronic devices and marketed to consumers for use in protecting such devices from every day wear and tear, including scratches, scrapes, debris and other surface blemishes. The film also permits touch sensitivity, meaning it can be used on devices that have a touch-screen interface. The invisibleSHIELD film material is highly reliable and durable because it was originally developed for use in a high friction, high velocity context within the military aerospace industry. The film provides long lasting protection for the surface of electronic devices subject to normal wear and tear. The film has a polyurethane base with properties that has enabled us to develop a very thin, pliable, flexible, and durable clear plastic that adheres to the surface and shape of the object it is applied to.

The invisibleSHIELD is designed specifically for iPhones®, iPads®, iPods®, smartphones, cell phones, tablets, MP3 players, laptops, digital cameras, watch faces, GPS systems, gaming devices, and other mobile devices.  The product is “cut” to fit specific devices and packaged together with a moisture activating solution which makes the invisibleSHIELD adhere to the surface of the device, literally “like a second skin,” and virtually invisible to the eye.  The patented invisibleSHIELD was the first scratch protection solution of its kind on the market.  The invisibleSHIELD is not ornamental, but rather provides a long lasting barrier to preserve the brand new look of the surface of an electronic device.

In early 2010, we introduced the invisibleSHIELD DRY through retail partners, which is a protective film made from the same material as the original invisibleSHIELD, and engineered to be clearer, smoother to the touch, and applied without the need of the moisture activating solution.  In the beginning of 2011, we added the invisibleSHIELD Smudge-Proof to our line, which also incorporates the invisibleSHIELD film with added features that eliminate smudges, fingerprints, and glare from the device display.

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

Currently, ZAGG offers over 5,900 precision, pre-cut invisibleSHIELD designs with a lifetime replacement warranty through online channels, big-box retailers, electronics specialty stores, resellers, college bookstores, independent Mac stores, and mall kiosks.  We plan to continue to innovate and expand the array of invisibleSHIELD products in future periods.

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

ZAGG Power Products

In early 2009, we introduced the original ZAGGsparq, a small, powerful, portable battery that can recharge a power-hungry smartphone up to four times before the ZAGGsparq itself needs to be recharged.  Featuring a 6000ma lithium polymer cell, the ZAGGsparq plugs into a wall outlet and provides two USB ports for charging mobile devices.  An adapter is also included that fits many international standards.  The ZAGGsparq is compatible with any USB-charged device, including smartphones, tablets, handheld gaming systems, and digital cameras.

In September 2012, the Company released a complete lineup of ZAGGsparq products to provide reliable power solutions for jetsetters, students, professionals and other consumers who are always on the go. Available in three size and charging options, the new family includes the ZAGGsparq 1220, ZAGGsparq 3100, and ZAGGsparq 6000. ZAGGsparq portable batteries will charge any device that utilizes a USB, including smartphones, tablets, handheld gaming systems, and digital cameras. Different from other portable batteries on the market, the ZAGGsparq family has been constructed with built-in prongs that allow the device to double as a wall charger, eliminating the need for an extra power adapter. All three new models contain Lithium Polymer batteries and are made out of polycarbonate to protect the device from wear and tear. In addition, the ZAGGsparq 3100 and 6000 feature the company's Hypercharge Technology™, a proprietary technology that enables a mobile device to receive a full charge up to four times faster than when utilizing a standard USB charger.

ZAGG Keyboard Products

We introduced the ZAGGmate in November 2010.  The ZAGGmate, made from aircraft-grade aluminum, is a protective and functional companion to the Apple iPad, iPad 2, iPad 3, and iPad 4, which accentuates both the appearance and utility of Apple's innovative devices. The ZAGGmate line features two models, one with a simple, innovative stand and built-in wireless Bluetooth® keyboard that allows for fast, responsive typing, and interaction with the iPad's features.  The second model replaces the keyboard with a more versatile stand that provides multiple angles for use.  The ZAGGmate was the recipient of several prestigious industry awards, including the Macworld Expo 2011 Best of Show and recognition as a CES Innovations Design and Engineering Honoree. On April 7, 2011, we partnered with Logitech on the ZAGGmate product and renamed it the Logitech Keyboard Case by ZAGG. Under the partnership with Logitech, we receive royalty payments for all units sold by Logitech. On May 9, 2012, we were awarded patent number US D 659,139 by the U.S. Patent and Trademark Office, covering design elements of the ZAGGmate case and keyboard accessory for tablets.

As a follow up to the ZAGGmate, we launched the ZAGGfolio in July 2011.  The ZAGGfolio is a stylish and functional case for the iPad 2, iPad 3, iPad 4, Samsung Galaxy Tablet, and Galaxy Tablet 2.0 that not only offers full protection, but increases productivity through a removable Bluetooth keyboard.  Operating with Bluetooth 3.0, the integrated battery will last for months between charges.  A true 3-in-1 solution with a keyboard, stand and full protective cover, the patent-pending ZAGGfolio is the winner of multiple awards including the 2012 CES Innovations Design and Engineering Showcase Honors.  In fall of 2011, we expanded the ZAGGfolio family to include 11 different colors, textures and patterns, including genuine leather.  In November 2012, the ZAGGfolio was named a gold winner of the Consumer Product of the Year at the Best in Biz Awards 2012

In November 2011, ZAGG launched the ZAGGkeys FLEX, a portable Bluetooth keyboard and stand.  As implied by its name, the FLEX offers flexible function for the two most popular tablet and smartphone operating systems; a switch on the keyboard toggles between the Apple iOS and Android®.  The ZAGGkeys FLEX utilizes the same keyboard layout as our award-winning Logitech Keyboard Case by ZAGG and ZAGGfolio, ensuring a true typing experience.  The ZAGGkeys FLEX includes a unique keyboard cover that easily converts into a stable stand compatible with nearly any tablet or smartphone.  The ZAGGkeys FLEX was named an honoree at the 2012 CES Innovations Design and Engineering Showcase.

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

In October 2012, we launched the ZAGGkeys MINI 7 and ZAGGkeys MINI 9, which features a durable folio designed specifically around the iPad® mini and highlighted with ZAGG's award-winning keyboard technology. The Bluetooth 3.0 keyboard of the ZAGGkeys MINI 7 is custom designed to fit the iPad mini, providing a feature-rich keyboard while maintaining the small, compact size. The ZAGGkeys MINI 9 offers a similar keyboard with a carefully engineered layout to provide the same spacing as ZAGG's traditional tablet keyboard. Both accessories in the ZAGGkeys MINI line feature built-in stands to hold the tablet at an ideal viewing angle and special function keys to operate essential iPad mini features directly from the keyboard.

In November 2012, ZAGG debuted the ZAGGkeys PROfolio and ZAGGkeys PROfolio+. The ZAGGkeys PROfolio and PROfolio+ offer a complete mobile experience for the iPad 2, iPad 3, or iPad 4. The durable exterior provides a stylish case that protects both the device and the keyboard from dings and scratches. A clever magnetic closure secures the iPad to the ZAGGkeys PROfolio and PROfolio+, which features the same innovative keyboard technology, including the special function keys and carefully engineered spacing as ZAGG’s traditional keyboard tablet. In addition, the ZAGGkeys PROfolio+ features optional backlighting for full keyboard use without the need for another light. Three levels of backlighting are available in seven colors:  blue, dark blue, green, purple, red, yellow and white.

Family of iFrogz Branded Products

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

iFrogz was headquartered in Logan, Utah, prior to the acquisition. iFrogz designs, produces, and distributes cases, Near-Field Audio™ amplifying speakers, earbuds, traditional headphones, and gaming headphones for mobile devices under the family of iFrogz brands in the value-priced lifestyle sector. Within the iFrogz brand are products sold under the following brand names: iFrogz™, Earpollution™, Caliber™, and Animatone™.

iFrogz Cases

iFrogz began in 2006 by initially creating protective cases for Apple iPods with a unique combination of fashion and quality that was received well by the marketplace. Initially, all sales were online. However, in early 2007, iFrogz began distributing its case products through large retailers and began more firmly establishing itself as a youth- and fashion-oriented brand. Since 2007, the iFrogz case offerings have expanded to include a wide array of sleek and stylish cases for each new generation of Apple iPod, iPhone, and iPad. During 2012, iFrogz cases became available for the Samsung Galaxy III S.

In November 2012, ZAGG launched the iFrogz Vue Case for the Apple iPhone line. The iFrogz Vue is a customizable case for the iPhone that lets users combine their favorite pictures, prints or designs to create a unique, personalized, scrapbook-style case. Its clear, durable case will not collect dust or lint going in and out of a purse or pocket. The Vue includes the case itself, a camera hole-punch and template for creating individual designs, and sample patterns to help creative iPhone owners show off their individual styles.

In December 2012, ZAGG launched the iFrogz Glaze Case for the Apple iPhone 5. The iFrogz Glaze is a protective case for iPhone that combines stylish color and design with a handy mirror, while leaving the camera and ports open and accessible. Similar to a compact, this new case is ideal for a quick hair or makeup check. The mirror of the Glaze is located on a slim, hinged door that locks to the case, for a streamlined look when not in use.

iFrogz Audio

In the summer of 2007, iFrogz released its first line of audio products under the Earpollution brand. The eclectic selection of Earpollution™ earbuds and headphones specifically targets a younger audience, but still appeals to a wide demographic of consumers. Since the initial launch of the Earpollution™ audio products, iFrogz has continued to innovate and expanded its headphone and earbud product lines to include a large number of product offerings for all ages under both the Earpollution and iFrogz brands.

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

In October 2012, ZAGG introduced the Boost Plus under the iFrogz brand, a new iteration of its portable, external wireless speaker for smartphones and MP3 players. The Boost Plus allows consumers to fill living spaces and outdoor entertainment areas with music by simply placing a sound-producing mobile device on top of the speaker. Powered by Near-Field Audio Technology™, the Boost Plus picks up the audio from a consumer's mobile device and pumps it out of three high-quality 2W x 2RMS speakers, eliminating the need for wires, cords or pairing configurations. The Boost Plus was an Innovations Design and Engineering Awards Honoree at the 2013 International Consumer Electronics Show.

In November 2012, ZAGG introduced the Animatone line of accessories designed for young children. The initial Animatone line offering includes headphones and earbuds with playful styling and audio limiting to protect developing ears. The Animatone line features child-friendly designs, and animal-inspired images in a variety of bright colors including blue, red and green. Both versions of these first Animatone audio accessories feature built-in volume boundaries to prevent the sound from being turned louder than 85 decibels, which is equivalent to the level of an average telephone dial tone.

iFrogz Gaming

In August 2012, ZAGG released the Caliber brand of headset for gamers under the iFrogz brand at IFA 2012 in Berlin, Germany. The Caliber line provides outstanding design and sound quality for a premium mobile, desktop or console gaming experience. The Caliber Stealth gaming headset was created specifically for mobile devices, while the Caliber Axiom works with the most popular systems, including Xbox®, PC, Mac, and PS3®. Both include in-line controls and accessories needed for voice connections. Last in the Caliber series is the Vanguard, which has been designed to include 7.1 channel audio, a retractable microphone, and an optional bass vibration feature for fully immersive gaming. Viewing movies with Vanguard's 7.1 channel audio and bass vibration feature provides listeners with an authentic theater experience.

iFrogz continues to innovate its audio and case product lines allowing it to remain ahead of the curve in the electronic device accessory fashion market.

In addition, during the fourth quarter of 2012, the Company made an important brand strategy adjustment to place greater emphasis on the promotion of our core brands, ZAGG and iFrogz.

2013 International Consumer Electronics Show

The annual International Consumer Electronics Show (CES) provides the Company the opportunity to introduce new creative product solutions to the market. At the 2013 CES, the Company introduced a number of new case, earbud, headphone, and gaming products under the ZAGG and iFrogz brands. The Company considers the following to be new key product offerings:

•
iFrogz Caliber Advantage – The Caliber Advantage is the first open development gaming controller for the Apple iPhone or iPod touch. It provides gamers with an enhanced console-style gaming experience that attaches directly to their Apple iPhone 5 or iPod touch. The Caliber Advantage controls the action via the device's Bluetooth® connection, providing the lightning-fast response needed for today's mobile gaming. The dual slide-out analog controls of the gaming handset feature tactile, responsive keys, for a tight and accurate gaming experience. The Caliber Advantage incorporates the accelerometer features of the iPhone while adding all of the benefits of a traditional gaming controller. The Caliber Advantage will also feature an integrated lithium polymer battery offering 10-12 hours of continuous play without the need for a charge. The Caliber Advantage utilizes technology that is specifically optimized for games developed by industry leaders such as Epic Games and Epic's ChAIR Entertainment for the ultimate gaming experience. Industry-leading developers will have the ability to easily integrate new and existing game titles with the Caliber Advantage's proprietary SDK. It is expected the Caliber Advantage will be available in the second quarter of 2013.

•
ZAGG Origin Desktop Speaker – The Origin desktop speaker is an innovative 2-in-1 desktop and portable Bluetooth® speaker system, the first of its kind on the market. The small, portable speaker provides users with crisp, high fidelity sound on the go and seamlessly transfers music to the large desktop speaker when docked. The combination of the two speakers produces big, room-filling sound with prominent bass. The small portable speaker also receives a charge to its battery when docked in the desktop speaker. Powerful audio drivers lets listeners turn up the volume as loud as they like without losing sound clarity or quality. It is expected the Origin will be available in the spring of 2013.

•
iFrogz Animatone Product Series – The Animatone product series is highlighted by child-friendly designs and animal-inspired images in a variety of bright colors. Both versions of the first Animatone audio accessories – earbuds and headphones – feature built-in volume boundaries to prevent the sound from being turned louder than 85 decibels, the equivalent of an average telephone dial tone. One of the newest additions unveiled at CES 2013 is the Animatone Snug™, which includes soft, durable, plush toys with front pockets designed for the Apple® iPhone®, iPod® touch and other handheld media devices. The Animatone Snug line has a revolutionary and innovative wireless system called NearFA technology, first introduced with the iFrogz Boost™ line. Gadget users amplify a device's sound by simply placing a smartphone, MP3 player or other device equipped with an external speaker into the front pocket of the Animatone Snug, giving kids a fun and interactive way to listen to music or watch videos. At CES 2013, iFrogz also introduced the Animatone Tumble, a protective case for the Apple iPad®. The Tumble holds the iPad in a strong, but lightweight protective case to provide peace of mind for parents when kids are using the family tablet. The Tumble features a handle that allows easy carrying for hands of all sizes and snaps out to become an adjustable stand for media viewing from multiple angles.

Strategy

At ZAGG, our focus is to (1) design creative product solutions for users of mobile devices, (2) sell these products to end-users through global distribution partners and online, and (3) to become the preferred brand through the innovation and quality of our products. The focus of our corporate, team, and individual goals is to accomplish this overall corporate strategy.

We will continue to expand our current product offerings, including entering new product categories, and entering new domestic and global markets that we believe will be consistent with our overall corporate strategy.

Design and Packaging

We design the invisibleSHIELD product for application on thousands of specific electronic devices.  We acquire raw materials from third party sources that are delivered to our facilities and assembled for packaging. In addition, we out-source the high-volume precision-cutting of the materials, which we consider to be more cost effective.  We then package the configured materials together with an installation kit consisting of a moisture adhesive-activating solution, a squeegee, and instructions for application on specific electronic devices.  We also outsource some of these packaging processes to independent third parties.  We have established relationships with package assembly, shipping, and logistics companies that allow us to expand our production and shipping capacity as we continue to grow.

We also custom design each cutout for each electronic device and currently have over 5,900 unique designs.  The cutout designs are developed internally and are owned exclusively by us.  We do not own the patent for the base materials, which is held by the supplier.  Our supplier has verbally agreed to not sell the base materials to any of our competitors.  We believe that our relationship with the manufacturer of the raw material is on excellent terms and anticipate no interruption in our ability to acquire adequate supplies of raw materials and produce products.

For all ZAGG and iFrogz products, we design the packaging to ensure it is consistent with the overall marketing strategy and, as noted above, we outsource the production of packaging to independent third parties.

We manufacture our other mobile device accessories (cases, audio, keyboards, power solutions, and other accessories) using third party manufacturers. We have established relationships with third-party manufacturers, package assembly, warehousing, shipping, and logistics companies that allow us to expand our production and shipping capacity as we continue to grow.

We developed our retail packaging with the input of major retailers to appeal to the consumer.  We have designed the hard plastic and cardboard box packaging to be informative and attractive for point-of-sale displays.

Market for Products

The portable electronic device market, notably handheld devices, is continuing to see advancements in performance and functionality in existing models.  Furthermore, the market is expanding as evidenced by continued innovative new product releases, particularly in tablets and smartphones.  Correspondingly, the aesthetics of such devices are increasingly important as buyers typically consider the look and feel of such devices, as much as performance, in making their purchasing decisions.

As a result, an industry and significant market has emerged for (1) protecting portable electronic devices, notably the “high end” tablet and smartphone devices – both in terms of price, and design/functionality, and (2) enhancing the consumer experience with accessories for mobile electronic devices.

We sell each of our product lines directly via our websites, and through our distributors and retail partners, to consumers of electronic household and hand-held devices.  We sell a significant amount of product for use on Apple’s iPad, iPhone, and iPod devices, though we have experienced continued diversification as other manufacturers’ presence in the market has increased.  Market sources indicate that the tablet, smartphone, and overall mobile device market will continue to increase in the coming years. As this market continues to expand, ZAGG is positioned to grow as we execute our corporate strategy.

In addition to Apple, the handheld electronics industry has continued to market and develop devices with touch screen interfaces, and several major manufacturers, including Samsung, Motorola, Microsoft, Dell, Lenovo, RIM and HTC continue to release innovative products each year.  The invisibleSHIELD is the ideal device protection offering for all types of gadgets, in particular touch-screen devices, as it does not interfere with the functionality of the device while offering complete scratchproof protection.  Our keyboard product line is ideal for tablet and smartphone users as the product line includes keyboards that are both device specific and device agnostic, which are compatible with many tablet and smart phone devices. In addition our ZAGGaudio and iFrogz Audio product lines offer excellent enhancement to any mobile device. We will continue to focus our marketing and innovation efforts around these types of product solutions that protect and enhance mobile devices.

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

Market Segments

With over 5,900 invisibleSHIELD products/product configurations available, we have a protective covering for all major market segments of handheld electronic devices, including:  iPods and other brand MP3 players; tablets and notebook computers; smart phones and cell phones; laptops; GPS devices; watch faces; and similar devices and surfaces. We intend to continue to configure the invisibleSHIELD product for use in newly developed consumer devices. The invisibleSHIELD can be quickly configured, packaged, and shipped to customers for new devices as they enter the consumer marketplace, making the invisibleSHIELD available for purchase at the time of or within days of the launch of new electronic devices.

One of the fastest growing market segments is the tablet and smartphone segment.  Most often, smartphone and tablet buyers are drawn to these devices by their elegant design, as well as their easy-to-use functionality.  However, everyday use often mars the finish of the devices’ screen and other areas that receive wear and tear.  The invisibleSHIELD and iFrogz cases offer excellent device protection, while not impeding the form or functionality of the smart phones and tablets, and do not inhibit the touch sensitivity for smartphones and tablets with touch screen technology. Further, our keyboard line provides an innovative solution to effectively interact with tablets and smartphones.

As sales of electronics continue to grow, we anticipate that sales of our complementary accessory products will continue to grow, as well.  Four of the largest areas of our market opportunities relate to sales of tablets, smart phones, MP3 players, and digital cameras.  According to public filings, over 32.4 million iPods, 135.8 million iPhones, and 65.7 million iPads were sold by Apple during 2012.  In addition, industry sources project that the worldwide global accessories market will increase from an estimated $25.0 billion revenue industry during 2012 to an estimated $50.0 billion industry in 2016. Management believes that ZAGG is positioned to serve market needs within this industry with our multiple products lines that include protection, audio, mobile power, and keyboard products.

Marketing and Distribution

We sell our products directly on our websites, to big box electronics retailers, to distributors, and through kiosk vendors in shopping malls and retail centers.  In addition, our products are available for sale worldwide via our website and through retailers and distributers we have partnered with from our subsidiary in Shannon, Ireland.  Currently we advertise our products primarily on the Internet, through magazine adds, through print advertisements in conjunction with our retail partners, and through point of sale displays at retail locations.  We also advertise our products on television and radio both locally and nationally.  We intend to strategically expand our advertising activities in 2013, particularly at the time of a new product launch, although there is no guarantee we will be able to achieve such expansion.  We are also seeking to create strategic partnerships with makers of cellular phone devices and electronic accessories.

Indirect Channels

We sell our products through indirect channels including big box retailers, domestic and international distributors, independent Apple retailers, university bookstores, and small independently owned consumer electronics stores.  For the year ended December 31, 2012, we sold approximately $216.0 million of product through these indirect channels, or approximately 82% of our overall net sales for 2012.  We require indirect channel partners to enter into a reseller agreement with us.

We continue to sell directly to retailers or through distributors to market and place our products for sale in the United States and abroad.  We have entered into distribution agreements for many geographic locations including the United States, Canada, the United Kingdom, Ireland, Spain, France, Australia, Hong Kong, Saudi Arabia, South Korea, Mexico, Japan, Germany, Sweden, the Netherlands, and South America for the marketing, distribution and sale of our products.

Website Sales

We sell our products worldwide directly to consumers on our websites at www.ZAGG.com and www.iFrogz.com. For the year ended December 31, 2012, we sold approximately $33.4 million of product on our website, or approximately 13% of our overall net sales for 2012. The URL is included here as an inactive textual reference. Information contained on, or accessible through, our website is not part of, and is not incorporated by reference into, this Report

Mall Kiosk Vendors

We sell our products to kiosk vendors in shopping malls and retail centers.  We enter into agreements with such vendors who purchase the products and resell them to consumers.  For the year ended December 31, 2012, we sold approximately $15.0 million of product, or approximately 5% of our overall net sales for 2012, through our corporate owned mall carts and to licensed cart owners.  The third party licensed cart owners are required to enter into a standard license and resale agreement with us wherein we charge an upfront license fee that is recognized into revenue over the life of the license.  For the year ended December 31, 2012, we recognized $0.2 million related to these license agreements.

Company Organization

Our operations are divided into two operating groups:  ZAGG and iFrogz. Within ZAGG and iFrogz, we are organized as follows: sales and marketing, which includes the development and maintenance of our websites; customer service; operations; product development and management; and general and administration functions.

Warranties

We offer a lifetime guaranty of the durability of our invisibleSHIELD products.  If the invisibleSHIELD is ever scratched or damaged (in the course of normal use), a customer simply needs to send back the old product and we will replace it for free.  The products that the invisibleSHIELD is applied to, typically have relatively short lives which helps to limit our exposure for warranty claims.  For products that contain electronic components, the Company offers a one-year manufacturer’s warranty should the product cease to function properly during the first year.

Intellectual Property Rights

ZAGG [through its wholly-owned subsidiary, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”)] owns utility and design patents in the U.S. and in various foreign countries which correspond to a number of its products, including patents with claims focused on certain features of ZAGG’s invisibleSHIELD® protective films for electronic devices and patents.  ZAGG continues to actively pursue further protection for its invisibleSHIELD® protective films and associated methods in the United States and in foreign countries, having filed patent applications for (i) durable transparent films that cover and protect all of the outer surfaces of consumer electronic devices; (ii) both wet and dry application processes for securing protective films to consumer electronic devices; and (iii) dry-application protective films.  In addition, ZAGG has filed applications, and in some instances secured patents, for a variety of its protective cases and keyboard products.  ZAGG has additional patents pending in the U.S and internationally for a variety of current and expected products.

ZAGG owns more than 5,900 invisibleSHIELD protective film designs for protecting a variety of consumer electronic devices. New designs are routinely added to ZAGG’s portfolio to accommodate the newest electronic devices on the market.  ZAGG has filed design applications in the United States and in many foreign countries to protect some of its most popular designs, and has received design protection form a number of jurisdictions.

Additionally and as described in detail below, ZAGG is the owner of numerous trademarks for use in connection with its goods and services.  ZAGG has filed formal applications for a variety of trademarks, and has further secured trademark registrations for many of its trademarks in both the U.S. and in foreign countries.

ZAGG has strategically developed relationships and often exclusive agreements with a number of third party vendors and suppliers. ZAGG’s long-standing relationship with its raw material suppliers and its manufacturers expands the scope of potential intellectual property protection available to ZAGG, including development of innovative solutions for protective films. These exclusive relationships also provide ZAGG with a reasonable expectation that it will be able to supply customers with products long into the future.

ZAGG regularly files patent and trademark applications to protect its inventions, designs and trademarks. While ZAGG believes that the ownership of intellectual property is important to its business, and that its success is based in part upon the ownership of intellectual property rights, ZAGG’s success is also based upon creative product solutions, establishing the preferred brand amount both retailers and consumers, and targeted global distribution.

Patents
ZAGG is the owner of the following U.S. Patents.

•
U.S. Pat. No. 7,957,524, titled Protective Covering for an Electronic Device.  This patent provides ZAGG with exclusive patent rights in the field of protective coverings and systems and methods for covering mobile electronic devices with thin protective films. (This patent is currently the subject of a reexamination proceeding before the United States Patent and Trademark Office).

•
U.S. Pat. No. 7,389,869 titled Display Protective Film Application Kit, and U.S. Patent No. 7,784,610 titled Protective Film Application Kit and Method.  These patents provide ZAGG with exclusive patent rights in the field of kits and methods for applying protective films to mobile electronic devices.

•	U.S. Patent No. D607,875 titled Headset with Earphones Configured for Connection to Electronic Device.

•	U.S. Patent No. D676,031, titled Protective Cover for a Mobile Computing Device.

•	U.S. Patent No. D656,134, titled Antenna Insulator for Mobile Telephone Edges.

•	U.S. Patent No. D659,139, titled Protective Cover, Including Keyboard, for Mobile Computing Device.

•	U.S. Patent No. D672,352, titled Support Element of a Protective Cover for a Mobile Computing Device.

•	U.S. Patent No. D671,541, titled Keyboard for Portable Electronic Device.

•	U.S. Patent No. D673,574, titled Portable Keyboard.

•	U.S. Patent No. D676,853, titled Support for Portable Electronic Device.

ZAGG is also the owner of certain issued design registrations in one or more of the following foreign jurisdictions.  Argentina, Australia, Brazil, Canada, China, European Community, Hong Kong, India, Japan, Mexico, Russian Federation and South Korea.

ZAGG has additional pending U.S. and foreign design and utility patent applications with subject matter directed toward a variety of its innovations, including protective film products, keyboard products, speaker products and mobile electronic game controllers.  Many of these applications have not yet published.

Trademarks

ZAGG is the owner of the following U.S. trademarks, which are registered in the U.S. Patent and Trademark Office.

•	Shield Design, Reg. No. 3,923,393
•	INVISIBLE SHIELD, Reg. No. 3,825,458
•	ZAGG, Reg. No. 3,838,237
•	EARPOLLUTION, Reg. No. 3,744,404
•	MYFROGZ, Reg. No. 3,813,731
•	IFROGZ, Reg. No. 3,309,320
•	SHIELDZONE, Reg. No. 4,096,424
•	ZAGGMATE, Reg. No. 4,128,442
•	ZAGGFOLIO, Reg. No. 4,128,444
•	ZAGG, Reg. No. 4,137,585
•	INVISIBLE SHIELD, Reg. No. 4,140,986
•	IFROGZ, Reg. No. 4,122,465
•	IFROGZ (and design), Reg. No. 4,126,192
•	EARPOLLUTION, Reg. No. 4,122,478
•	LUXE, Reg. No. 4,129,356
•	ZAGGKEYS, Reg. No. 4,193,647
•	FLEX, Reg. No. 4,193,657
•	ZAGGKEYS FLEX, Reg. No. 4,193,661
•	MILITARY GRADE (and design), Reg. No. 4,197,512
•	NANO-MEMORY TECHNOLOGY (and design), Reg. No. 4,197,517
•	SHIELDZONE, Reg. No. 4,197,802
•	STICK IT TO YOUR DEVICE, Reg. No. 4,203,749
•	ZAGGSPARQ, Reg. No. 4,217,970
•	ZAGG, Reg. No. 4,258,130
•	ZAGG (and design), Reg. No. 4,264,984
•	EARPOLLUTION (and design), Reg. No. 4,267,232
•	Frog Design, Reg. No. 4,122,466
•	Soundwave Design, Reg. No. 4,139,738

ZAGG has filed the following U.S. Trademark Applications, which are pending in the U.S. Patent and Trademark Office.

•	ORIGIN, App. No. 85/762,571
•	360° SCREEN SECURITY (and design), App. No. 85/670,303
•	ANIMATONE, App. No. 85/687,979
•	CALIBER, App. No. 85/734,814
•	Z (and design), App. No. 85/111,785

Many of the U.S. registered trademarks listed above are also pending or registered in one or more of the following foreign jurisdictions.  Argentina, Australia, Brazil, Canada, Chile, China, Colombia, European Community, Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Norway, Russian Federation, South Korea, Switzerland, Thailand, Turkey and Venezuela.

ZAGG also claims common law trademark rights in the U.S. to each of the trademarks listed above as well as to the following marks:  SHIELD SPRAY, ZAGGFOAM, ZAGGWIPES, ZEALOUS ABOUT GREAT GADGETS, ZAGGSKINS, ZAGGAUDIO, ZAGGSPARQ, ZAGGSMARTBUDS, ZAGGAQUABUDS, SPORTLEATHER, ZAGGBAG DIVIDE, IN-EAR BLISS, ZAGG ZEALOTS, ENHANCING AND PROTECTING THE MOBILE EXPERIENCE, REFLECTIVE ACOUSTICS, ZR-SIX, ZR-NC, ZR-T, and ZR-LE.

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

Employees

We have 237 full-time employees and 36 part-time employees, including our management team.  We have 236 employees in the United States and Ireland that support the ZAGG operating segment, including 24 employees employed on an hourly or part-time basis at our retail cart/kiosk locations.  In addition, we have 37 employees in the Logan, Utah office that support our iFrogz operating segment, including 12 hourly or part-time employees.  No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes.  We believe our relationship with our employees is good.

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

Following the Merger, ShieldZone was reincorporated in Nevada as a subsidiary of AKE. On March 7, 2007, ShieldZone was merged into AKE and AKE changed its name to ZAGG Incorporated. As a result of these transactions, the historical financial statements of ZAGG Incorporated are the historical financial statements of ShieldZone. The fiscal year end of the Company is December 31.

We changed our name from ShieldZone Corporation to ZAGG Incorporated (later to ZAGG Inc) to better position the company to become a large enterprise in the electronics’ accessories industry through organic growth and through making targeted acquisitions.  The ShieldZone name was very specific to the invisibleSHIELD product line, and although the invisibleSHIELD® is a core product, the name change has brought us the opportunity to easily add new products to our product offering. During 2011, we changed our name from ZAGG Incorporated to ZAGG Inc.

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

On December 7, 2012, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into a two-year, $84.0 million credit facility (“Credit Agreement”) consisting of a $24.0 million term loan (“Term Loan”) and a $60.0 million revolving line of credit (“Line of Credit”), which Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $10.0 million. As of December 31, 2012, the Company had an outstanding balance of $24.0 million on the Term Loan and an outstanding balance of $22.2 million on the Line of Credit.

The Term Loan requires quarterly payments of $2.0 million payable on the first day of each quarter commencing on April 1, 2013, and continuing up to and including October 1, 2014. A final installment payment consisting of the remaining unpaid balance is due on December 1, 2014. A mandatory principal payment of $0.5 million is required for each fiscal quarter in which total liabilities to tangible net worth (as those terms are defined in the Credit Agreement) exceeds 1.50 to 1.00, commencing with the Company’s fiscal quarter ending December 31, 2012. At December 31, 2012, no mandatory principal payment was required.

Borrowings and repayments under the Line of Credit may occur from time to time in the Company’s ordinary course of business from December 7, 2012, through December 1, 2014.  Any outstanding borrowings under the Line of Credit mature and are due on December 1, 2014.

Attached to the Credit Agreement are a number of financial and non-financial debt covenants. If we are not compliant with the covenants, Wells Fargo may decide to limit our ability to access the revolving credit facility. In such event, our short-term cash requirements may exceed available cash on hand resulting in material adverse consequences to our business.

The restrictive covenants contained in our Credit Facility may limit our activities.

Our obligations under the Credit Agreement were secured by all or substantially all of the Company’s assets and the majority of the equity in foreign subsidiaries. Under the Credit Agreement we are subject to specified affirmative covenants customary for loans of this type, including but not limited to the obligations to maintain adequate accounting records in accordance with US generally accepted accounting principles (“US GAAP”); preserve and maintain all licensees, permits, and other governmental compliance; maintain adequate insurance; ensure facilities are kept in good repair; maintain our principal depository bank account with Wells Fargo; provide various notices to the Wells Fargo; and deliver financial statements to Wells Fargo. We are also subject to certain negative covenants customary for loans of this type, including but not limited to prohibitions against certain mergers and acquisitions, pledging assets collateralized under the Credit Agreement, making financial or other guarantees, certain management and ownership changes, the imposition of additional liens on collateral or other of our assets, and prohibitions against additional indebtedness.

Failure to comply with the restrictive covenants in our term loan could accelerate the repayment of any debt outstanding under the Credit Agreement. Additionally, as a result of these restrictive covenants, we may be at a disadvantage compared to our competitors that have greater operating and financing flexibility than we do.

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

The Credit Agreement requires us to pay a variable rate of interest, which will increase or decrease based on variations in certain financial indexes. Additionally, fluctuations in interest rates can significantly decrease our profits. We do not have any hedge or similar contracts that would protect us against changes in interest rates.

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
•
making it more difficult for us to satisfy our debt obligations, as any failure to comply with such obligations, including financial and other restrictive covenants, could result in an event of default under the Credit Agreement, which could lead to, among other things, an acceleration of our indebtedness or foreclosure of the collateral, which could have a material adverse effect on our business or financial condition;

•	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes; and
•	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates.

We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient funds left over to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry, which would have a material adverse effect on our operations.

Risks Related to our Company and Business

Because sales of consumer electronic accessories are dependent on new products, product development and consumer acceptance, we could experience sharp decreases in our sales and profit margin if we are unable to continually introduce new products and achieve consumer acceptance.

The consumer and mobile electronics accessory industries are subject to constantly and rapidly changing consumer preferences based on performance features and industry trends.  We generate all of our sales from our consumer and mobile electronics accessories business.  We cannot assure you that we will be able to continue to grow the revenues of our business or maintain profitability.  Our consumer accessories business depends, to a large extent, on the introduction and availability of innovative products and technologies.  Significant sales of our products in the niche consumer electronic accessories market have fueled the recent growth of our business. We believe that our future success will depend in large part upon our ability to enhance our existing products and to develop, introduce, and market new products and improvements to our existing products.

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

Because we do not internally develop the technology for a number of our key products, including the invisibleSHIELD, the impact of technological advancements may cause price erosion and adversely impact our profitability and inventory value.

Because we do not internally develop the technology for a number of our key products, including the invisibleSHIELD, we cannot provide assurance that we will be able to source technologically advanced products in order to remain competitive. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining prices and inventory obsolescence. Because we maintain a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.

Our estimates of excess and obsolete inventory may prove to be inaccurate, in which case the net realizable value for excess and obsolete inventory may be understated or overstated.  Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and operating results.

There can be no guarantee that we will be able to expand into additional complementary product lines or to continue to configure our products to match new products or devices.

Although we anticipate expanding into additional complementary product lines to provide support to our strategy to provide creative product solutions to mobile device users, there can be no guarantee that we will be successful in innovating and expanding into additional product lines.  Numerous factors, including market acceptance, finding and retaining contract partners that are acceptable to ZAGG, and general market and economic conditions, could prevent us from participating in these complementary product lines, which could limit our ability to implement our business strategy.

Similarly, although we intend to continue to configure the invisibleSHIELD, keyboards, cases, and other product lines for new products and devices, there can be no guarantee that we will be able to either match the demand for our products as new devices and products are introduced, or that purchasers of such devices and products will want to purchase our products for use in connection with them.  Any limitation in our ability to match demand or gain market acceptance of our products in connection with new devices and products could have a material adverse effect on our business.

If we fail to maintain proper inventory levels, our business could be harmed.

We produce our key products prior to the time we receive customers’ purchase orders. We do this to minimize purchasing costs, the time necessary to fill customer orders, and the risk of non-delivery. However, we may be unable to sell the products we have produced in advance. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate demand for our products or if we fail to produce the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact distributor relationships, and diminish brand loyalty.

Mobile electronic devices typically have relatively short life cycles.  We may be left with obsolete inventory if we do not accurately project the life cycle of different mobile electronic devices.  The charges associated with reserving slow-moving or obsolete inventory as a result of not accurately estimating the useful life of mobile electronics could negatively impact the value of our inventory and operating results.

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

As we continue to grow our business, entrance into new and complimentary product lines may put pressure on our gross profit margins.

We anticipate expanding into additional complementary product lines to provide support to our strategy to provide creative product solutions to mobile device users. However, there can be no guarantee that sales of products through new product lines will occur at or above the gross profit margins we have historically realized. Accordingly, there is no assurance that we will continue to recognize similar gross profit margins in the future to those currently being realized.

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

Our success depends on the skills, experience and performance of key members of our management team including Randy Hales, our President and CEO; and Brandon T. O’Brien, our CFO. Although we have employment agreements with Mr. Hales and Mr. O’Brien, were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital. We can give you no assurance that we could find satisfactory replacements for these key executive officers at all, or on terms that would not be unduly expensive or burdensome to the Company.  Although we routinely issue equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

Two of our retailers, Best Buy and Walmart, account for a significant amount of our net sales, and the loss of, or reduced purchases from, these or other retailers could have a material adverse effect on our operating results.

In 2012, Best Buy and Walmart accounted for 32% and 11%, respectively of our net sales.  We do not have long-term contracts with any of our retailers, including Best Buy and Walmart, and all of our retailers generally purchase from us on a purchase order basis.  As a result, these retailers generally may, with little or no notice or penalty, cease ordering and selling our products, or materially reduce their orders.  If certain retailers, including Best Buy or Walmart, ceased to sell our products, to slow their rate of purchase of our products, or to decrease the number of products they purchase, our results of operations would be adversely affected.

We may be adversely affected by the financial condition of our retailers and distributors.

Some of our retailers and distributors have experienced financial difficulties in the past. A retailer or distributor experiencing such difficulties will generally not purchase and sell as many of our products as it would under normal circumstances and may cancel orders.  In addition, a retailer or distributor experiencing financial difficulties generally increases our exposure to uncollectible receivables. We extend credit to our retailers and distributors based on our assessment of their financial condition, generally without requiring collateral. While such credit losses have historically been within our estimated reserves for allowances for bad debts, we cannot assure that this will continue to be the case. Financial difficulties on the part of our retailers or distributors could have a material adverse effect on our results of operations and financial condition. As of December 31, 2012, Best Buy accounted for 56% of accounts receivable, which account is presently being paid on terms satisfactory to us.

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

Our quarterly results may fluctuate quarter to quarter as a result of market acceptance of our products, the sales mix, changes in pricing, the timing of inventory write downs, changes in the cost of materials, the use of airfreight to transport products, the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors. We are also affected by seasonal buying cycles of consumers, such as the holiday season, and the introduction of popular consumer electronics, such as a new introduction of products from Apple, HTC, Samsung, RIM, and others.  Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

Because we have limited protection on the intellectual property underlying our products, we may not be able to protect our products from the infringement of others or may be prevented from marketing our products.

We do not own proprietary rights with respect to the film we use in our invisibleSHIELD products. However, we have protected key proprietary design and utility elements of other products through patents. In addition, we own and keep confidential the design configurations of the film and the product cut designs which are our copyrights. We seek to protect our intellectual property rights through confidentiality agreements with our employees, consultants and partners, and domestic and foreign patent prosecution and similar means. However, no assurance can be given that such measures will be sufficient to protect our intellectual property rights or that the intellectual property rights that we have are sufficient to protect other persons from creating and marketing substantially similar products. If we cannot protect our rights, we may lose our competitive advantage. Moreover, if it is determined that our products infringe on the intellectual property rights of third parties, we may be prevented from marketing our products.

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

We face potential class action and derivative lawsuits and other potential liabilities that could materially adversely impact our business, financial condition and results of operations.

We have been, are currently, and may in the future be the subject of various lawsuits and proceedings.  In September 2012, we and certain of our current and former officers and directors were named as defendants in two putative class action lawsuits.  The plaintiffs in the putative class action lawsuits claim that as a result of Mr. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as our CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934.  Additionally, in December 2012, the first of three shareholder derivative actions was filed against several of our current and former officers and directors.  These complaints make allegations similar to those presented in the putative class action lawsuits, but they also assert various state law causes of action, including claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading.  In the fourth quarter of 2012, we received requests to provide documentation and information to the staff of the SEC in connection with a non-public investigation being conducted by the SEC’s Salt Lake City office.  The Company believes the investigation includes a review of the facts and circumstances surrounding some of the same issues raised by the plaintiffs in the above lawsuits; specifically, whether the Company failed to disclose Mr. Pedersen's margin account sales or the alleged existence of a plan to have Mr. Hales succeed Mr. Pedersen as our CEO.  The Company responded to these requests and is cooperating fully with the staff.  See "Item 3-Legal Proceedings" for more information about these matters. Given the stage of these lawsuits and the SEC investigation, we are unable to assess or quantify with any certainty their outcome, timing or potential costs. In defending and ultimately resolving these matters, we may be required to pay amounts in excess of any insurance, divert management's attention from the operation of our business or change our business practices, any of which could materially adversely affect our business, financial condition, results of operations, liquidity and, consequently, the trading price of our common stock.

The lawsuits and SEC investigation are in their early stages, and, therefore, we are unable to predict the outcome of the lawsuits or the SEC investigation and the possible loss or range of loss, if any, associated with their resolution or any potential effect they may have on our operations.  Moreover, the outcome and amount of resources needed to defend or resolve the lawsuits and the investigation are unpredictable and may remain unknown for long periods of time.  In addition, the plaintiffs may seek recovery of very large damage awards that could exceed any insurance that may be available to us. Our exposure under these matters will also include our indemnification obligations, to the extent we have any, to current and former officers and directors against losses incurred in connection these matters, including reimbursement of legal fees. Although we maintain insurance for claims of this nature, our insurance coverage may be denied or insufficient to cover the costs related to the putative class action lawsuits or the investigation. In addition, these matters or future lawsuits or investigations involving us may increase our insurance premiums, deductibles or co-insurance requirements or otherwise make it more difficult for us to maintain or obtain adequate insurance coverage on acceptable terms, if at all. Moreover, adverse publicity associated with these lawsuits or the investigation and negative developments in these proceedings could decrease customer demand for our products. As a result, the pending lawsuits and investigation and any future lawsuits or investigations involving us or our officers or directors could have a material adverse effect on our business, reputation, financial condition, results of operations, and the trading price of our common stock.

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

We intend to grow our business by expanding our sales, administrative, and marketing organizations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure, and information systems. As with other growing businesses, we expect that we will need to refine and expand our business development capabilities, our systems and processes, and our access to financing sources. We also will need to hire, train, supervise, and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We provide assurance that we will be able to:

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

Our facilities could be subject to a catastrophic loss from fire, flood, earthquake, or terrorist activity.  Our activities, including sales and marketing, customer service, finance, and other critical business operations are in three locations.  Our manufacturing activities are conducted at other facilities separate from our corporate headquarters.  Any catastrophic loss at these facilities could disrupt our operations, delay production and revenue, and result in large expenses to repair or replace the facility.  While we have obtained insurance to cover most potential losses, we cannot provide assurance that our existing insurance coverage will be adequate against all other possible losses.

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

During 2012, we devoted significant resources to the remediation and improvement of our internal control over financial reporting and our principal executive officer and principal financial officer concluded that internal controls over financial reporting were effective as of December 31, 2012. However, any failure to maintain and continue to improve our internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations or may lose confidence in our reported financial information. Likewise, if our financial statements are not filed on a timely basis as required by the SEC and The Nasdaq Global Market, we could face severe consequences from those authorities. In either case, it could result in a material adverse effect on our business or have a negative effect on the trading price of our common stock.

Because we distribute products internationally, economic, political and, other risks associated with our international sales and operations could adversely affect our operating results.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States accounted for approximately 13% of our net sales in fiscal 2012, including sustained growth at ZAGG International in Shannon, Ireland.  Accordingly, our future results could be harmed by a variety of factors, including:

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

In 2013, management intends to expand our advertising and to continue our marketing efforts relating to existing products and potential new product introductions.  However, there can be no guarantee that such increased advertising or marketing efforts and strategies will result in increased sales.

Risks Related to the Company’s Securities

Because the price of our common stock has been, and may continue to be, volatile, our shareholders may not be able to resell shares of our common stock at or above the price paid for such shares.

The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which may make our common stock unsuitable for some investors. For example, for the two years ended December 31, 2012, the closing price of our common stock ranged from a high of $16.62 to a low of $6.31 per share. At times, the fluctuations in the price of our common stock may have been unrelated to our operating performance. The price of our common stock may also have been influenced by:

▪	fluctuations in our results of operations or the operations of our competitors or customers;
▪	the aggregate amount of our outstanding debt and perceptions about our ability to make debt service payments;
▪	failure of our results of operations and sales revenues to meet the expectations of stock market analysts and investors;
▪	perceived reductions in demand or expectations regarding future demand by our customers;
▪	changes in stock market analyst recommendations regarding us, our competitors or our customers;
▪	the timing and announcements of product innovations, new products or financial results by us or our competitors;
▪	the acquisition of the debt facilities;
▪	the departure of ZAGG directors or executives;
▪	increases in the number of shares of our common stock outstanding; and
▪	changes in our industry.

Based on the above, our stock price may continue to experience volatility. Therefore, we cannot guarantee that our investors will be able to resell our common stock at or above the price at which they purchased it.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Real Property

Our principal executive offices facilities are currently located in approximately 57,000 square feet of office and warehouse space located at 3855 South 500 West, Suites B, C, D, I, J, K, L, M, N, O, P, R and S, Salt Lake City, Utah 84115.  In 2012, we renewed a master lease agreement covering all of the suites that expires July 31, 2017, at a straight line monthly lease rate of $35,647.  We also lease kiosk facilities located at seven mall locations in California, office and warehouse space in Logan, Utah for the office of iFrogz, and office space in Shannon, Ireland for the office of ZAGG International.  We believe these facilities are adequate for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Commercial Litigation

Ricks v. Scott Huskinson et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120907697.  On November 15, 2012, Craig Ricks (“Ricks”) filed a lawsuit in Utah state court against the Company, its wholly owned subsidiary iFrogz, Inc., formerly known as Reminderband, Inc. (“iFrogz”), Scott Huskinson (“Huskinson”), Clay Broadbent (“Broadbent”), and Reminderband, Inc., formerly known as Two Ten Squared, Inc. (“Reminderband”).  In this lawsuit, Ricks alleges that Huskinson and Broadbent maliciously denied him an equitable ownership interest in iFrogz.  The complaint asserts claims for conversion, constructive trust, civil conspiracy, fraud and fraudulent inducement, breach of contract and breach of the implied covenant of good faith and fair dealing.  On December 31, 2012, the Company and iFrogz filed an answer denying liability.  The other defendants have done the same.  The Company believes plaintiff’s claims to be without merit and intends to vigorously defend against them. The Company is indemnified by Huskinson and Broadbent for any losses that may occur related to this case, including legal fees.

Lorence A. Harmer, et al v ZAGG Inc et al, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG and two of his affiliates, Harmer Holdings, LLC, and Teleportal, LLC, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II, Brandon T. O’Brien and KPMG LLP. KPMG has subsequently been dismissed from the lawsuit. This case is discussed in greater detail in Note 11, Note Receivable. In their lawsuit, the plaintiffs allege that the defendants defamed Mr. Harmer, breached a Settlement Agreement and other agreements between the plaintiffs and the Company, and interfered with other rights of the plaintiffs.  The Company has responded to the plaintiffs’ claims, denying all of the material allegations made by the plaintiffs, and asserting affirmative defenses.  On October 29, 2012, the Company filed a Counterclaim and Third-Party Complaint against Harmer, Holdings, Teleportall and third-party Global Industrial Services Limited asserting claims for breach of contract, deficiency, indemnity and attorneys’ fees, breach of the implied covenant of good faith and fair dealing, quasi contract, unjust enrichment, quantum meruit and declaratory judgment.  The Company believes the plaintiffs’ claims to be without merit and intends to continue to vigorously defend against them.  The plaintiffs have not yet made a specific damages claim.

ZAGG Inc v. Nicholas Pardini, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120903147.  On May 9, 2012, ZAGG filed a lawsuit in Utah State Court against Nicholas Pardini, an internet author and purported manager of a small hedge fund.  The complaint alleged causes of action for defamation and false light, based on Mr. Pardini’s actions of authoring and causing to be published a false and defamatory article on a website with the domain name seekingalpha.com.  ZAGG and the defendant engaged in settlement negotiations, and agreed to a dismissal of all claims in exchange for information about the defendant’s preparation of the article and its removal from the website.  The case has been dismissed with prejudice.

ZAGG Inc v. Anthony H. Catanach Jr. and J. Edward Ketz, United States District Court, Eastern District of Pennsylvania, Philadelphia Division, Case No. 2:12-cv-04399-HB.  On May 9, 2012, ZAGG filed a lawsuit in Utah State Court against Anthony H. Catanach Jr. and J. Edward Ketz, professors at universities in Pennsylvania who write for and administer a financial blog.  The complaint alleged causes of action for defamation and false light, based on the defendants’ co-authoring and publication of an article that contains false and defamatory statements.  The defendants removed the case to federal court in Utah and the Company then stipulated to a transfer of venue to the Eastern District of Pennsylvania.  The defendants moved to dismiss the Company’s claims, but this motion was denied.  ZAGG and the defendants engaged in settlement negotiations, and agreed to a dismissal of all claims in exchange for information about the defendants’ preparation of the article and its removal from the blog.  The case has been dismissed with prejudice.

ZAGG Inc v. Joseph Ramelli, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120903188.  On May 10, 2012, ZAGG filed a lawsuit in Utah State Court against Joseph Ramelli.  The complaint alleges causes of action for defamation and false light, based on Ramelli’s authoring and causing to be published at least 15 articles relating to ZAGG that contain false and defamatory statements.  Ramelli, who appeared in the lawsuit pro se, moved to dismiss for lack of personal jurisdiction.  The Company opposed the motion, and the court denied the motion to dismiss.  Fact discovery has commenced.  The Company intends to pursue its case vigorously against Mr. Ramelli.

Patent Litigation

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products et al, U.S. District Court, District of Utah, 2:11-cv-00517.  The Company is the plaintiff in patent infringement litigation pending in Utah that seeks to enforce rights under United States Patent No. 7,957,524. The defendants in this case have raised defenses and, in some cases, asserted counterclaims against the Company, that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief, including claims for damages, against the Company, apart from a request for an award of costs and attorney’s fees to the prevailing party. Several of the defendants have settled with the Company. Litigation of this action has been stayed pending a reexamination of United States Patent No. 7,957,524 by the United States Patent and Trademark Office.  This reexamination has led to the rejection of the claims of the patent, but this decision is currently on appeal.  In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ZAGG v. Trekstor, Regional Court, Dusseldorf, Germany. The Company brought suit in Dusseldorf, Germany against Trekstor for infringement of ZAGG design registrations for ZAGGmate and the Logitech Keyboard Case by ZAGG.  The Company also brought claims for unfair competition.  As of the date of this Report, all briefing had been completed and a hearing was held.  The Court has not yet ruled on the claims of infringement and has indicated that it may not issue its decision until after TrekStor’s challenges to the registrations have been considered. TrekStor has challenged the Company’s ownership of the design registrations and has filed an application for a declaration of invalidity of the Company’s design registrations, but this application has been denied and is not pending on appeal.  The Company believes these allegations of invalidity and ownership to be without merit and intends to vigorously defend against them.

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

If the Claim Conditions are not met, the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500 of the Warrants. There can be no assurance that the USPTO will issue a patent on the CIP Application that meets the requirements of the Claim Conditions. As of December 31, 2012, no applicable patent had been issued by the USPTO.

Class Action Lawsuits

James H. Apple, et al. v. ZAGG Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00852; Ryan Draayer, et al. v. Zagg Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00859.  On September 6 and 10, 2012, two punitive class action lawsuits were filed by purported Company shareholders against the Company, Randall Hales, Brandon O’Brien, Edward Ekstrom, and Cheryl Larabee, as well as Robert G. Pedersen II, our former Chairman and CEO, and Shuichiro Ueyama, a former member of our Board of Directors.  In each case, the plaintiffs seek certification of a class of purchasers of our stock between February 28, 2012 and August 17, 2012.  The plaintiffs claim that as a result of Mr. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as our CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934 (the “Exchange Act”).  On March 7, 2013, the U.S. District Court for the District of Utah consolidated the Apple and Draayer actions and assigned the caption In re Zagg, Inc. Securities Litigation.  The Company has not yet responded to the complaints.  The Company intends to vigorously defend against them.

Arthur Morganstern v. Robert G. Pedersen II et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120908452; Albert Pikk v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1188; Rosenberg v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1216.  On December 14, 2012, the first of three shareholder derivative complaints were filed against several of our current and former officers and directors.  These complaints make allegations similar to those presented in the putative class action lawsuits, but they also assert various state law causes of action, including claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading.  Each of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as a nominal defendant against whom no recovery is sought.  On February 27, 2013, the U.S. District Court for the District of Utah consolidated the Pikk and Rosenberg actions and assigned the caption In re ZAGG Inc. Shareholder Derivative Litigation.  The Company has not yet responded to these complaints.

In the fourth quarter of 2012, the Company received requests to provide documentation and information to the staff of the SEC in connection with a non-public investigation being conducted by the SEC’s Salt Lake City office.  The Company believes the investigation includes a review of the facts and circumstances surrounding some of the same issues raised by the plaintiffs in the above lawsuits; specifically, whether the Company failed to disclose Mr. Pedersen's margin account sales or the alleged existence of a plan to have Mr. Hales succeed Mr. Pedersen as our CEO.  The Company responded to these requests and is cooperating fully with the staff.  We have chosen to disclose this non-public investigation due to the highly public nature of the lawsuits described above, which the Company intends to defend vigorously.

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

We establish liabilities when a particular contingency is probable and estimable. We have not accrued for any loss at December 31, 2012 in our condensed consolidated financial statements as we do not consider a loss to be probable nor estimable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on The NASDAQ Global Market of The NASDAQ Market under the symbol ZAGG.  The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in dollars per share) of our common stock as reported or quoted on The NASDAQ Capital Market.

2012 Quarter Ended	High	Low
March 31, 2012	$11.06	$7.13
June 30, 2012	$13.03	$9.94
September 30, 2012	$11.45	$7.00
December 31, 2012	$8.97	$6.54

2011 Quarter Ended	High	Low
March 31, 2011	$10.37	$6.31
June 30, 2011	$15.02	$7.45
September 30, 2011	$16.62	$9.92
December 31, 2011	$13.93	$6.65

Holders of Common stock

At February 19, 2013, there were approximately 31 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Empire Stock Transfer.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans (share amounts in thousands)

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of restricted stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,123	$3.70	6,020
Equity compensation plans not approved by security holders	—	—	—
Total	1,123	$3.70	6,020

In 2007, the Company’s board of directors adopted and in 2008 the Company’s shareholders approved the ZAGG Incorporated 2007 Stock Incentive Plan which provided for the issuance of up to 2,000 shares of common stock to the company’s directors, employees, consultants and advisors (the “2007 Plan”).  On July 16, 2009, the Company’s shareholders approved an amendment to the 2007 Plan to increase the number of shares issuable under the 2007 Incentive Plan to 5,000.  On June 23, 2011, The Company’s shareholders approved an amendment to the 2007 Incentive Plan to increase the number of shares issuable under the 2007 Plan to 10,000. As of December 31, 2012, there were 6,020 shares available for grant under the 2007 Plan.

On January 15, 2013, the Company’s Board of Directors adopted a new equity incentive award plan, named the ZAGG Inc 2013 Equity Incentive Award Plan (the “2013 Plan”) and directed that it be submitted to shareholders for their approval at the Company’s annual meeting in 2013.  The new plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock, and restricted stock units can be awarded.  The 2013 Plan’s initial share reservation will be 5,000 shares.  The term of the plan is for 10 years from the date of its adoption.

In addition, the Company’s Board of Directors determined that the Company will cease to issue any additional awards pursuant to the Company’s existing equity award plan, the 2007 Plan.  All awards that are outstanding under the 2007 Plan will continue to vest, be exercisable, and expire according to their respective terms.

Recent Sales of Unregistered Securities (amounts in thousands)

During the year ended December 31, 2012, we issued the following securities:

We issued 210 shares of common stock upon the exercise of warrants to purchase 256 shares.  We received proceeds of $0 related to the exercise of the warrants as the exercise was executed through a net share settlement.

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

The following graph compares the cumulative total shareholder return on our common stock over the five year period ended December 31, 2012, with the cumulative total return during such period of the NASDAQ Stock Market (U.S. Companies) and a peer group index composed of consumer electronics accessory companies, the members of which are identified below (the “Peer Group”) for the same period.  The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12

ZAGG Inc	100.00	124.00	522.67	1016.00	942.67	981.33
Russell 3000	100.00	62.69	80.46	94.08	95.05	110.65
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
Peer Group	100.00	43.98	56.00	67.10	39.68	41.77

The Peer Group consists of consumer electronics accessory companies that have securities traded on the Nasdaq Stock Market.  The members of the Peer Group are: iGo, Inc.; Plantronics Inc.; Comarco, Inc.; Logitech International, S.A.; and Universal Electronics Inc.

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

	Year ended December 31,
	2012	2011	2010	2009	2008
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$264,425	$179,125	$76,135	$38,362	$19,792
Operating income (loss)	33,491	28,137	16,814	5,710	2,379
Net income (loss) attributable to stockholders	14,505	18,248	9,963	3,381	2,099
Earnings (loss) per share attributable to stockholders:
Basic	$0.48	$0.67	$0.44	$0.16	$0.11
Diluted	0.46	0.63	0.41	0.15	0.11
Weighted average shares:
Basic	30,339	27,133	22,518	20,634	18,971
Diluted	31,656	29,082	24,262	22,989	19,265

BALANCE SHEET DATA:
Total assets	$206,085	$202,328	$57,432	$18,898	$8,455
Current assets	131,185	108,230	46,705	17,435	7,844
Current liabilities	41,816	33,740	23,090	5,012	2,638
Total equity	124,096	102,628	32,781	13,887	5,817

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

At ZAGG, our focus is to (1) design creative product solutions for users of mobile devices, (2) sell these products to end-users through global distribution partners and online, and (3) to become the preferred brand through the innovation and quality of our products, providing excellent customer service, and focusing on the end-users’ knowledge and experience with our products. The focus of our corporate, team, and individual goals is to accomplish this overall corporate strategy.

We believe that hand-held devices and gadgets can be best enjoyed with the right mix of (1) protection to prevent the device from getting scratched or damaged and (2) accessories that enhance the consumers’ experience with their electronic device. The mix of our full product offering, which includes the invisibleSHIELD, ZAGGskins, iFrogz protective cases, ZAGG and iFrogz audio accessories, ZAGGsparqs and other power products, and our keyboard lines, provides the end consumers with unparalleled device protection and enhanced enjoyment of their mobile electronic device.

We plan to continue to expand our current product offerings, including entering new product categories, and entering new domestic and global markets that we believe will be consistent with our overall corporate strategy. Our products are available to our customers through our websites at www.ZAGG.com and www.iFrogz.com, and through our retail distribution channels, which includes major retailers like Best Buy, Walmart, Target, AT&T, Sprint, Verizon, T-Mobile, Radio Shack, Staples, and The Carphone Warehouse; independent electronics resellers; college bookstores; independent Mac stores; mall kiosks, and other online retailers.  During 2012, we had two customers that accounted for more than 10% of our net sales.  We continue to increase our product lines to offer additional electronic accessories and services to our tech-savvy customer base.

To recap results for 2012 (in thousands):

•	Our revenue grew 48% from $179,125 in 2011 to $264,425 in 2012. iFrogz, which was acquired by ZAGG on June 21, 2011, contributed $36,046 to the 2011 and $68,411 to the 2012 revenue balances.

•
In addition to a full year of sales from iFrogz, our sales growth in 2012 was the result of continued strong demand from customers in our indirect channel category from existing and new distribution partners, and the continued growth of the invisibleSHIELD product line, coupled with strong growth of the Company’s keyboard, audio, and case product lines.  Sales of invisibleSHIELD products accounted for approximately 58% of total sales in 2011 and approximately 46% of total sales in 2012, which represents an increase in total dollar sales year over year. Sales of keyboard products accounted for approximately 17% of our total sales in 2011 and approximately 24% of total sales in 2012. Our 2012 sales through our website and through our mall kiosk program also increased over 2011.

•
Our gross profit grew 47% from $81,924 in 2011 to $120,545 in 2012. Gross profit as a percent of revenue remained relatively flat at 46% in 2011 and 2012. Our consistent gross profit percentage is primarily the result of year-over-year changes in acquisition related charges, and in operational decisions made to meet customer needs and grow our business. During 2011, management incurred charges through cost of sales related to the write-up of iFrogz inventory at acquisition. These charges all occurred in 2011, and thus decreased 2011 gross profit compared to 2012. This was offset by the following items that decreased gross profit during 2012 compared to 2011:  (1) an increase airfreight shipping costs incurred during 2012 primarily linked to product releases; (2) the continued product sales mix shift, as a higher percentage of our total sales were generated by lower margin products such as our keyboard, audio, and case products compared to prior years where a higher percentage of sales were generated by our invisibleSHIELD products, our highest margin products; and (3) the continued channel sales mix shift as sales through indirect channels continue to grow, which are at lower margins than website sales directly to the consumer.

•
Our operating income increased by 19% from $28,137 in 2011 to $33,491 in 2012.  Our operating margin percentage decreased from 16% in 2011 to 13% in 2012. The decrease in operating margin was due primarily to (1) an $11,497 non-cash charge for the impairment of goodwill and an intangible trademark asset recorded during the fourth quarter of 2012; (2) charges incurred related to the departure of former CEO, Robert Pedersen II; and (3) an increase in compensation expense related to increased headcount and compensation adjustments for key executives. These 2012 charges were partially offset by charges incurred during 2011 that did not recur in 2012 including (1) $1,947 in cost incurred related to the acquisition of iFrogz; and (2) an impairment of $1,489 recorded on a note receivable.

•
Our full year 2012 fully diluted earnings per share attributable to stockholders decreased by 27% over 2011. The decrease is primarily related to the $11,497 non-cash charge recorded during the fourth quarter of 2012 to impair goodwill and an intangible trademark asset. From 2011 to 2012, the number of shares used in the fully diluted earnings per share calculation increased by 9% from 29,082 in 2011 to 31,656 in 2012.

Our strategic business objectives for 2013 include the following:

•	Continue to design creative product solutions for users of mobile devices;

•	expand the distribution of our products through targeted, global distribution partners;

•	become the preferred brand through the innovation and quality of our products;

•	focus on our international sales opportunities through our distribution facility in Ireland that will enable us to better serve our worldwide customer base;

•	increase the number of SKUs with our existing customers from products under both the ZAGG and iFrogz brands; and

•	continue to grow our traffic and sales through our websites www.ZAGG.com and www.iFrogz.com.

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

Critical Accounting Policies (in thousands)

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Significant estimates include the allowance for doubtful accounts, inventory reserve, sales returns liability, the useful life of property and equipment, the useful life of intangible assets, the recoverability of goodwill and indefinite-lived intangible assets, the fair value of the investment in HzO, stock-based compensation, and income taxes.

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

Revenue recognition

The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The Company’s revenue is derived from sales of our products through our indirect channel, including retailers and distributors; through our direct channel including www.ZAGG.com, www.iFrogz.com, and our corporate-owned and third-party-owned mall kiosks; and from the fees derived from the sale of exclusive independent distributor licenses related to the kiosk program.  For sales of product, our standard shipping terms are FOB shipping point, and we record revenue when the product is shipped, net of estimated returns and discounts.  For some customers, the contractual shipping terms are FOB destination.  For these shipments, we record revenue when the product is delivered, net of estimated returns and discounts.  For license fees, we recognize revenue on a straight-line basis over the life of the license term. The Company records revenue from royalty agreements in the period in which the royalty is earned.

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

Long-lived Assets

We have significant long-lived tangible and intangible assets consisting of property and equipment, definite-lived intangibles, indefinite-lived intangibles, an investment in HzO (an entity engaged in the development of water-blocking technologies for consumer and industrial applications), and goodwill. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to indefinite-lived intangibles and goodwill at least annually. Our goodwill and intangible assets are largely attributable to our acquisition of iFrogz.

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

On March 30, 2012, the Company implemented a new incentive program for non-executive employees that provides for the issuance of a fixed amount of restricted stock to eligible employees if certain annual financial targets are reached. These targets were reached for the 2012 fiscal year, thus these restricted shares will be transferred to employees during March 2013.

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

Results of Operations (in thousands)

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2012		2011		2010
Net sales	$264,425	100.0%	$179,125	100.0%	$76,135	100.0%
Cost of sales	143,880	54.4	97,201	54.3	38,738	50.9
Gross profit	120,545	45.6	81,924	45.7	37,397	49.1
Advertising and marketing	12,495	4.7	10,246	5.7	5,067	6.7
Selling, general and administrative	53,330	20.2	39,592	22.1	15,504	20.4
Impairment of goodwill & intangibles	11,497	4.3	-	0.0	-	0.0
Amortization of definite-lived intangibles	9,732	3.7	3,949	2.2	12	0.0
Operating income	33,491	12.7	28,137	15.7	16,814	22.1
Interest expense	(6,321)	(2.4)	(3,022)	(1.7)	(243)	(0.3)
Loss on equity-method investment in HzO	(2,866)	(1.1)	-	0.0	-	0.0
Gain on deconsolidation of HzO	-	0.0	1,906	1.1	-	0.0
Other income and (expense)	(406)	(0.2)	(19)	0.0	7	0.0
Income before income taxes	23,898	9.0	27,002	15.1	16,578	21.8
Income tax provision	(9,393)	(3.6)	(9,418)	(5.3)	(6,650)	(8.7)
Net income	14,505	5.5	17,584	9.8	9,928	13.0
Net loss attributable to noncontrolling interest	-	0.0	664	0.4	35	0.0
Net income attributable to stockholders	$14,505	5.5%	$18,248	10.2%	$9,963	13.1%

 YEAR ENDED DECEMBER 31, 2012, AS COMPARED TO THE YEAR ENDED DECMEBER 31, 2011 (in thousands, except per share data)

Net sales

Net sales for the year ended December 31, 2012, were $264,425 compared to net sales of $179,125 for the year ended December 31, 2011, an increase of $85,300 or 48%.

For the year ended December 31, 2012, sales of our invisibleSHIELD product line accounted for approximately 46% of our revenues, compared to 58% in 2011, which represents an increase in total dollar sales increased year over year. Sales in 2012 of our keyboard line accounted for approximately 24% of our revenues, compared to 17% in 2011.  We have experienced significant growth in our indirect channel to retailers including Best Buy, Walmart, Target, Radio Shack, and Staples; wireless carriers such as AT&T, Sprint, Verizon, T-Mobile, Cricket, Cincinnati Bell, and The Carphone Warehouse; and both domestic and foreign electronics accessory distributors.  We are still focused on distribution through our mall kiosk program and through our websites, www.ZAGG.com and www.iFrogz.com, but the significant growth for 2012 was through our indirect channel as we began selling through additional customers and expanded our SKU count with our current customers.  For the year ended December 31, 2012, approximately 82% of our overall net sales were through our indirect channel, 13% were through our website, and 5% were through our mall cart and kiosk programs.

Cost of sales

Cost of sales includes raw materials, finished goods purchased from manufacturers, packing materials, and shipping and fulfillment costs.  For the year ended December 31, 2012, cost of sales amounted to $143,880 or approximately 54% of net sales compared to cost of sales of $97,201 or 54% of net sales for the year ended December 31, 2011.  Our consistent cost of sales percentage is primarily the result of year-over-year changes in acquisition related charges, and in operational decisions made to meet customer needs and grow our business. During 2011, management incurred charges through cost of sales related to the write-up of iFrogz inventory at acquisition. These charges all occurred in 2011, and thus increased 2011 cost of sales compared to 2012. This was offset by the following items that increased cost of sales during 2012 compared to 2011:  (1) an increase airfreight shipping costs incurred during 2012 primarily linked to product releases; (2) the continued product sales mix shift, as a higher percentage of our total sales were generated by lower margin products such as our keyboard, audio, and case products compared to prior years where a higher percentage of sales were generated by our invisibleSHIELD products, our highest margin products; and (3) the continued channel sales mix shift as sales through indirect channels continued to grow, which are at lower-margins than website sales directly to the consumer.

Gross profit

Gross profit for the year ended December 31, 2012, was $120,545 or approximately 46% of net sales as compared to $81,924 or approximately 46% of net sales for the year ended December 31, 2011.  Our consistent gross profit percentage is primarily the result of year-over-year changes in acquisition related charges, and in operational decisions made to meet customer needs and grow our business. During 2011, management incurred charges through cost of sales related to the write-up of iFrogz inventory at acquisition. As noted, these charges all occurred in 2011 and thus decreased 2011 gross profit compared to 2012. This was offset by the following items that decreased gross profit during 2012 compared to 2011:  (1) an increase airfreight shipping costs incurred during 2012 primarily linked to product releases; (2) the continued product sales mix shift, as a higher percentage of our total sales were generated by lower margin products such as our keyboard, audio, and case products compared to prior years where a higher percentage of sales were generated by our invisibleSHIELD products, our highest margin products; and (3) the continued channel sales mix shift as sales through indirect channels continue to grow, which are at lower-margins than website sales directly to the consumer.

As we continue to grow our business, we anticipate that we will have increased sales through indirect channel partners and that our sales of keyboard, audio, case, and products in new categories will increase more quickly than our invisibleSHIELD product sales. Thus, we expect these factors to put pressure on our gross profit percentage in future periods. There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for year ended December 31, 2012, were $87,054, an increase of $33,267 from total operating expenses for year ended December 31, 2011, of $53,787.  The increases are primarily attributable to the following:

•
For the year ended December 31, 2012, marketing, advertising and promotion expenses were $12,495, an increase of $2,249, as compared to $10,246, for the year ended December 31, 2011.  We invested heavily in advertising for key 2012 product launches including the invisibleSHIELD HD, invisibleSHIELD EXTREME, ZAGGkeys PRO, the ZAGGkeys Pro Plus, the ZAGGkeys MINI 7, ZAGGkeys MINI 9, ZAGGkeys PROfolio, ZAGGkeys PROfolio+, the ZAGGsparq family of mobile power options, the iFrogz Boost & Boost Plus, Caliber gaming headsets, and the Animatone line of audio accessories for young children. We expect our marketing and advertising expenses to continue to be a significant expenditure as our revenues increase and expect to spend increased funds on advertising and promotion of our products as well as sales training. During fiscal 2013, we intend to continue to expand our marketing efforts related to our existing products and for our new product introductions.

•
During the fourth quarter of 2012, we made a significant adjustment in brand strategy by placing greater focus on promoting our core brands, ZAGG and iFrogz, in an effort to improve brand clarity with consumers. As a result of this adjustment in brand focus and lower stock price, the Company conducted an impairment analysis that resulted in a non-cash impairment charge of $11,497 related to the EarPollution trademark and goodwill from the iFrogz acquisition. No impairment charges were incurred during 2011.

•
For the year ended December 31, 2012, amortization expense was $9,732, an increase of $5,783 as compared to $3,949 for the year ended December 31, 2011.  The increase is directly attributable to amortization expense on intangibles acquired as part of the acquisition of iFrogz in the second quarter of 2011, which are being amortized on an accelerated basis. As the acquisition occurred on June 21, 2011, only approximately six months of amortization was recorded in 2011, while twelve months of amortization was recorded in 2012.

•
For the year ended December 31, 2012, salaries and related taxes, including share-based payment expense, increased by $10,480 to $25,411 from $14,931 for the year ended December 31, 2011. The increases in this category from 2011 to 2012 were related to the following:  (1) increase in stock compensation expense from $3,258 in 2011 to $6,018 in 2012, from executive stock compensation awards and a Company-wide grant of stock compensation awards; (2) our consolidated company headcount increased from 261 employees to 273 (though 49 of the 261 employees at the beginning of 2012 were part of the iFrogz acquisition and thus were only part of the Company for approximately half of 2011) – this increase and a full-year with the iFrogz employees caused the overall increase in this expense category; (3) $910 in employment termination expenses incurred in the third quarter of 2012 related to the departure of former CEO, Robert Pedersen II; (4) a new company-wide bonus program that commenced in March 2012; and (5) 2012 executive compensation salary adjustments.

•
For the year ended December 31, 2012, other selling, general and administrative expenses, net of salaries and related taxes described above, were $27,919 compared to $24,661 for the year ended December 31, 2011.  The changes by category are summarized in the table below:

	Year Ended December 30, 2012	Year Ended December 30, 2011
Professional fees	$3,952	$3,546
iFrogz transaction fees	-	1,947
Rent	1,615	1,001
Credit card and bank fees	1,878	1,451
Commissions	6,284	4,146
Depreciation	1,760	985
Other	12,430	11,585
Total	$27,919	$24,661

The increase in professional fees is due to legal expenses incurred related to the defense of our patents, legal fees associated with the class action lawsuits, and increased accounting fees incurred in 2012. Rents increased due primarily to expanding the number of suites occupied at the corporate offices in Salt Lake City, Utah. Commissions and credit card and bank fees increased consistent with the overall increase in sales.  Depreciation increased due to the addition of equipment and the completion of certain leasehold improvements at the corporate offices in Salt Lake City. The increase in “Other” relates to additional expenses incurred as a result of the overall increase in headcount and operations, including increases in health insurance costs, employee costs, bad debt expense, supplies, postage and delivery, utilities, investor relations and the fact that 2012 includes a full-year of iFrogz expenses while 2011 only includes approximately six months. These increases were offset by $1,489 in expense incurred in 2011 related to the impairment on the note receivable where no similar charge was incurred in 2012.

Income from operations

We reported income from operations of $33,491 for the year ended December 31, 2012, compared to income from operations of $28,137 for the year ended December 31, 2011, an increase of $5,354.  Included in 2012 income from operations is a non-cash impairment charge of $11,497 recorded in the fourth quarter of 2012. Excluding this non-cash charge, income from operations would have been $44,988, an increase of $16,851 compared to 2011. The increased income from operations for the year ended December 31, 2012, as compared to the year ended December 31, 2011, is primarily attributable to the overall increase in net sales of our invisibleSHIELD, keyboard, audio, and case product lines; expanded distribution through our indirect channel partners, online, and through our cart owners; a full year of iFrogz operations during 2012 (only six months of operations in 2011), which was partially offset by a decrease in gross profit due to the continued shift in our product and channel sales mix.

Other income (expense)

For the year ended December 31, 2012, total other expense was $9,593 compared to total other expense of $1,135 for the year ended December 31, 2011. The increase is primarily due to (1) approximately a full-year of interest expense under our previous debt agreement with PNC and Cerberus that was incurred at the time of the iFrogz acquisition on June 21, 2011, while 2011 only had approximately six months of interest expense, (2) a charge of $430 paid to PNC and Cerberus to terminate the credit agreement when the Company refinanced with Wells Fargo, which is classified as a component of interest expense in the consolidated financials, (3) a non-cash charge of $1,509 related to the write-off of debt issuance costs when the Company terminated its credit agreement with PNC and Cerberus and entered into a new credit agreement with Wells Fargo, which is classified as part of interest expense, and (4) a loss from our equity method investment in HzO of $2,866.

Income taxes

We recognized an income tax expense of $9,393 for the year ended December 31, 2012, compared to income tax expense of $9,418 for the year ended December 31, 2011.  From 2011 to 2012, our effective tax rate increased from 34.9% to 39.3%. Due to the reduction in income before tax during the year, which was primarily related to the $11.5 impairment charge, the impact of applying a valuation allowance to the loss on equity method investment in HzO and a decrease in the domestic manufacturing deduction percentage were much more pronounced during the year than they would have otherwise been.

Net income

As a result of these factors, we reported net income attributable to stockholders of $14,505 or $0.46 per diluted share for the year ended December 31, 2012, compared to net income attributable to stockholders of $18,248 or $0.63 per diluted share for the year ended December 31, 2011.

YEAR ENDED DECEMBER 31, 2011, AS COMPARED TO THE YEAR ENDED DECMEBER 31, 2010 (in thousands, except per share data)

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

The increase in professional fees is due to legal expenses incurred related to the defense of our patents, legal work incurred in connection with negotiating the Logitech agreement, legal fees associated with the valuation and repossession of assets that collateralize the note receivable, and accounting fees incurred related to our change of auditors.  Commissions were also up on a comparison basis due to the strong sales of the ZAGGmate product online, continued growth through indirect accounts for which we utilize a third-party sales company, and commissions incurred related to sales at the iFrogz segment.  Depreciation and amortization increased significantly due to the amortization of intangible assets related to the acquisition of iFrogz and the depreciation of iFrogz assets. The increase in “Other” relates to additional expenses incurred as a result of (1) the ZAGG segment’s overall increase in headcount and operations, including increases in health insurance costs, employee costs, bad debt expense, supplies, postage and delivery, utilities, and investor relations;  (2) $1,489 in expense incurred in connection with an impairment recorded on the note receivable; (3) six months of expenses at the iFrogz segment; and (4) an overall increase in operations and loss at the HzO segment compared to the prior year, including amortization of intangibles of $972.

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

Liquidity and Capital Resources (in thousands)

At December 31, 2012, our principle sources of liquidity were cash generated by operations, cash on-hand, and the issuance of a Term Loan and Line of Credit with Wells Fargo. Our principle uses of cash have been to fund working capital requirements and the continued growth of the business.

Cash and cash equivalents on-hand decreased to $20,177 on December 31, 2012, from $26,433 on December 31, 2011, a decrease of $6,256. The decrease in cash is largely the result of positive cash from operations during 2012, offset by $27,000 in payments on debt during the first quarter of 2012. Earnings from foreign operations are considered permanently re-invested and of the $20,177 cash balance on December 31, 2012, cash from foreign entities totaled $3,531, which constitutes 17.5% of the total cash and cash equivalents balance.

At December 31, 2012, we had an income tax payable balance of $3,062.

At December 31, 2012, we had working capital of $89,369 compared to $74,490 as of December 31, 2011.

Based on our current level of operations, we believe that cash generated from operations, cash on hand, and available borrowings under our existing credit arrangements will be adequate to meet our currently expected capital expenditures and working capital needs for the next 12 months and beyond.

Debt and Letters of Credit

On December 7, 2012, the Company and Wells Fargo entered into a two-year, $84.0 million Credit Agreement, consisting of a $24.0 million Term Loan and a $60.0 million Line of Credit, which Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $10.0 million. As of December 31, 2012, the Company had an outstanding balance of $24.0 million on the Term Loan and an outstanding balance of $22.2 million on the Line of Credit.

The Term Loan requires quarterly payments of $2,000,000 payable on the first day of each quarter commencing on April 1, 2013, and continuing up to and including October 1, 2014. A final installment payment consisting of the remaining unpaid balance is due on December 1, 2014. A mandatory principal payment of $500,000 is required for each fiscal quarter in which total liabilities to tangible net worth (as those terms are defined in the Credit Agreement) exceeds 1.50 to 1.00, commencing with the Company’s fiscal quarter ending December 31, 2012. At December 31, 2012, no mandatory principal payment was required.

Borrowings and repayments under the Line of Credit may occur from time to time in the Company’s ordinary course of business from December 7, 2012, through December 1, 2014.  Any outstanding borrowings under the Line of Credit mature and are due on December 1, 2014.

The outstanding principal balance of the Term Loan initially bears interest (computed on the basis of a 360-day year, actual days elapsed) at a fluctuating rate per annum determined to be sum of the (1) LIBOR margin (with the initial LIBOR margin being set at 1.25%) and (2) Daily Three Month LIBOR (as defined above) in effect from time to time.  Pursuant to the Term Loan, each change in the rate of interest will become effective on each business day on which a change in Daily Three Month LIBOR is announced by Wells Fargo.  Commencing December 31, 2012, the outstanding principal balance of the Term Note will bear interest (computed on the basis of a 360-day year, actual days elapsed) at a fixed rate per annum determined by the Bank to be the sum of the (1) LIBOR margin (with the initial LIBOR margin being set at 1.25%) and (2) LIBOR in effect on the first day of each Fixed Rate Term (as defined in the Credit Agreement).

The outstanding principal balance under the Line of Credit bears interest (computed on the basis of a 360-day year, actual days elapsed) at a fluctuating rate per annum determined to be the sum of the (1) LIBOR margin (with the initial LIBOR margin being set at 1.25%) and (2) Daily Three Month LIBOR (as defined below) in effect from time to time.  Pursuant to the Line of Credit Note, each change in the rate of interest will become effective on each business day on which a change in Daily Three Month LIBOR is announced by Wells Fargo.

At December 31, 2012, the weighted average interest rate on all outstanding borrowings under the Term Loan and Line of Credit was 1.63%.  At December 31, 2012, the effective interest rate was 2.31%.

At December 31, 2012, the Company was in compliance with covenants associated with the Credit Agreement.

On December 7, 2012, with the proceeds from the Credit Agreement, the Company paid off the outstanding debt with Cerberus Business Finance, LLC (“Cerberus”) and PNC Bank National Association (“PNC”), and the previous debt agreement with Cerberus and PNC was terminated.

Contractual Obligations and Commitments (in thousands)

The following table provides information on our contractual obligations as of December 31, 2012:

	Payments on Debt	Interest on Debt	Operating Leases	Total contractual obligations(1)
2013	$6,000	$715	$1,222	$7,937
2014	40,173	598	911	41,682
2015	-	-	628	628
2016	-	-	582	582
Thereafter	-	-	281	281
Total	$46,173	$1,313	$3,624	$51,110

(1)	Unrecognized uncertain tax benefits of $61 are not included in the table above as we are not sure when the amount will be paid.

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure.  Market risk, calculated as the potential change in fair value of our cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and footnotes thereto are set forth beginning on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2012.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures are effective and were designed to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

2.	Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2011, management determined that we lacked a sufficient number of accounting and IT professionals with the necessary experience and training, which resulted in the Company having a material weakness in internal controls over financial reporting at December 31, 2011.

However, during the year ended December 31, 2012, we implemented the following changes in our internal control over financial reporting that have materially affected our internal control over financial reporting:

•	We have hired additional accounting and IT professionals with the necessary experience and training.
•	We have reviewed key accounting, IT, and operational processes to ensure that controls within the processes are designed and implemented considering the continued growth of the Company.
•	We reviewed our information systems and related controls to provide assurance that they effectively and efficiently capture and process data.
•	We have completed our internal testing of the operating effectiveness of internal controls and concluded that controls were effective at December 31, 2012.

Due to the remedial actions described above, management has concluded the material weakness at December 31, 2011, has been remediated and that internal controls over financial reporting were effective at the reasonable assurance level at December 31, 2012.

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

Based on this evaluation, our management determined that our disclosure controls and procedures are effective and designed to provide reasonable assurance that  information required to be included in our reports filed or submitted under the Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

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

To the Board of Directors and Stockholders
ZAGG Inc:

We have audited ZAGG Inc’s internal control over financial reporting as of December, 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ZAGG Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.3). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ZAGG Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ZAGG Inc and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Salt Lake City, Utah
March 18, 2013

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2012 Annual Meeting of Shareholders.  We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2012, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

15(a)(1). Financial Statements.

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

Exhibit Number	Description
3.1*	Articles of Incorporation of Registrant as filed with the State of Nevada
3.1.1*	Certificate of Correction as filed with the State of Nevada
3.2*	Bylaws of Registrant
10.1*	Separation and Release of Claims Agreement (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on October 4, 2012).
10. 2*	Executive Consulting Agreement (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on October 4, 2012).
10.3*	Credit Agreement between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012).
10.4*
Revolving Line of Credit Note & Addendum to Revolving Line of Credit Note between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012).

10.5*
Term Note & Addendum to Term Note between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012).

10.6*	Security Agreement between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012).
10.7*	General Pledge Agreement between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012).
10.8*	Employment Agreement between ZAGG Inc and Bandon O’Brien (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012).
10.9*	Employment Agreement between ZAGG Inc and Randy Hales (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012).
14*	Code of Ethics
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* previously filed with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAGG INC
Dated: March 18, 2013	By: /s/ RANDALL L. HALES
Randall L. Hales President, CEO, & Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 18, 2013	By: /s/ RANDALL L. HALES
Randall L. Hales President, CEO, & Director (Principal Executive Officer)

Dated: March 18, 2013	By: /s/ BRANDON T. O’BRIEN
Brandon T. O’Brien Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: March 18, 2013	By: /s/ CHERYL LARABEE
Cheryl Larabee
Chairman

Dated: March 18, 2013	By: /s/ ED EKSTROM
Ed Ekstrom Director

Dated: March 18, 2013	By: /s/ DAN MAURER
Dan Maurer Director

Dated: March 18, 2013	By:/s/ TODD HEINER
Todd Heiner Director

Dated: March 18, 2013	By: /s/ BRAD HOLIDAY
Brad Holiday Director

ZAGG INC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ZAGG Inc:

We have audited the accompanying consolidated balance sheets of ZAGG Inc and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZAGG Inc and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ZAGG Inc’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 18, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Salt Lake City, Utah

March 18, 2013

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	2012	2011

ASSETS

Current assets
Cash and cash equivalents	$20,177	$26,433
Accounts receivable, net of allowances of $2,974 in 2012 and $2,070 in 2011	54,561	45,450
Inventories	39,988	29,622
Prepaid expenses and other current assets	9,547	1,593
Deferred income tax assets	6,912	5,132

Total current assets	131,185	108,230

Investment in HzO	2,013	4,879

Property and equipment, net of accumulated depreciation at $3,317 in 2012 and $1,857 in 2011	4,862	4,162

Goodwill	1,484	6,925

Intangible assets, net of accumulated amortization at $13,790 in 2012 and $3,989 in 2011	57,905	73,691

Deferred income tax assets	6,596	82

Note receivable	583	1,349

Other assets	1,457	3,010

Total assets	$206,085	$202,328

LIABILITIES AND EQUITY

Current liabilities
Accounts payable	$19,027	$16,013
Income taxes payable	3,062	4,294
Accrued liabilities	3,754	3,886
Accrued wages and wage related expenses	2,554	1,468
Deferred revenue	722	320
Current portion of note payable	6,000	2,372
Sales returns liability	6,697	5,387

Total current liabilities	41,816	33,740

Revolving line of credit	22,173	23,332

Noncurrent portion of note payable	18,000	42,628

Total liabilities	81,989	99,700

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized;
31,215 and 29,782 shares issued and outstanding, respectively	31	30
Additional paid-in capital	77,234	70,248
Cumulative translation adjustment	(57)	(33)
Note receivable collateralized by stock	(566)	(566)
Retained earnings	47,454	32,949

Total stockholders' equity	124,096	102,628

Noncontrolling interest	-	-

Total equity	124,096	102,628

Total liabilities and equity	$206,085	$202,328

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010

Net sales	$264,425	$179,125	$76,135
Cost of sales	143,880	97,201	38,738

Gross profit	120,545	81,924	37,397

Operating expenses:
Advertising and marketing	12,495	10,246	5,067
Selling, general and administrative	53,330	39,592	15,504
Impairment of goodwill and intangibles	11,497	-	-
Amortization of definite-lived intangibles	9,732	3,949	12

Total operating expenses	87,054	53,787	20,583

Income from operations	33,491	28,137	16,814

Other income (expense):
Interest expense	(6,321)	(3,022)	(243)
Loss from equity method investment in HzO	(2,866)	-	-
Gain on deconsolidation of HzO	-	1,906	-
Other income and (expense)	(406)	(19)	7

Total other expense	(9,593)	(1,135)	(236)

Income before provision for income taxes	23,898	27,002	16,578

Income tax provision	(9,393)	(9,418)	(6,650)

Net income	14,505	17,584	9,928

Net loss attributable to noncontrolling interest	-	664	35

Net income attributable to stockholders	$14,505	$18,248	$9,963

Earnings per share attributable to stockholders:

Basic earnings per share	$0.48	$0.67	$0.44

Diluted earnings per share	$0.46	$0.63	$0.41

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	2012	2011	2010

Net income	$14,505	$17,584	$9,928

Other comprehenseive income (loss), net of tax:
Foreign currency translation gain (loss)	(24)	27	52

Total other comprehensive income (loss)	(24)	27	52

Comprehensive income	$14,481	$17,611	$9,980

Comprehensive loss attributable to noncontrolling interest	-	664	35

Comprehensive income attributable to stockholders	$14,481	$18,275	$10,015

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

			Additional	Note Receivable		Cumulative	Total			Redeemable
	Common Stock		Paid-in	Collateralized	Retained	Translation	Stockholders'	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	By Stock	Earnings	Adjustment	Equity	Interest	Equity	Interest
Balances, December 31, 2009	21,712	$22	$9,239	-	4,738	(112)	13,887	-	13,887	-

Purchase of HzO technology and equipment	-	-	-	-	-	-	-	2,656	2,656	-

Net income (loss)	-	-	-	-	9,963	-	9,963	(35)	9,928	-
Other comprehensive income	-	-	-	-	-	52	52	-	52	-

Issuance of common stock to employees	20	-	42	-	-	-	42	-	42	-
Option exercises	524	-	709	-	-	-	709	-	709	-
Warrant exercises	1,600	2	2,078	-	-	-	2,080	-	2,080	-
Warrant grant expense	-	-	293	-	-	-	293	-	293	-
Patent acquisition	70	-	1,605	-	-	-	1,605	-	1,605	-
Option expense	-	-	952	-	-	-	952	-	952	-
Excess tax benefits related to share-based payments	-	-	577	-	-	-	577	-	577	-
Balance, December 31, 2010	23,926	$24	$15,495	$-	$14,701	$(60)	$30,160	$2,621	$32,781	$-

Addition to redeemable noncontrolling interest	-	-	(165)	-	-	-	(165)	-	(165)	5,500
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	(392)	(392)	-
Noncontrolling interest at fair value	-	-	(36)	-	-	-	(36)	(2,017)	(2,053)	1,608
Adjustments to redemption value	-	-	(22)	-	(319)	-	(341)	-	(341)	341
Reversal to adjustments to redemption value prior to deconsolidation	-	-	22	-	319	-	341	-	341	(341)
Deconsolidation of HzO	-	-	-	-	-	-	-	64	64	(6,720)

Net income (loss)	-	-	-	-	18,248	-	18,248	(276)	17,972	(388)
Other comprehensive income	-	-	-	-	-	27	27	-	27	-

Issuance of common stock to purchase iFrogz	4,444	4	46,196	-	-	-	46,200	-	46,200	-
Issuance of common stock to consultant	10	-	100	-	-	-	100	-	100	-
Issuance of common stock related to contract termination	90	-	899	-	-	-	899	-	899	-
Option exercises	951	1	1,552	-	-	-	1,553	-	1,553	-
Warrant exercises	361	1	913	-	-	-	914	-	914	-
Warrant grant expense	-	-	377	-	-	-	377	-	377	-
Restricted stock expense	-	-	618	-	-	-	618	-	618	-
Option expense	-	-	2,640	-	-	-	2,640	-	2,640	-
Excess tax benefits related to share-based payments	-	-	1,659	-	-	-	1,659	-	1,659	-
Reclassification of note receivable collateralized by stock	-	-	-	(566)	-	-	(566)	-	(566)	-

Balances, December 31, 2011	29,782	$30	$70,248	$(566)	$32,949	$(33)	$102,628	$-	$102,628	$-

Net income	-	-	-	-	14,505	-	14,505	-	14,505	-
Other comprehensive loss	-	-	-	-	-	(24)	(24)	-	(24)	-

Option exercises	495	-	599	-	-	-	599	-	599	-
Warrant exercises	556	1	295	-	-	-	296	-	296	-
Restricted stock release	382	-	-	-	-	-	-	-	-	-
Option expense	-	-	1,008	-	-	-	1,008	-	1,008	-
Warrant grant expense	-	-	311	-	-	-	311	-	311	-
Restricted stock expense	-	-	4,191	-	-	-	4,191	-	4,191	-
Excess tax benefits related to share-based payments	-	-	582	-	-	-	582	-	582	-

Balances, December 31, 2012	31,215	$31	$77,234	$(566)	$47,454	$(57)	$124,096	$-	$124,096	$-

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$14,505	$17,584	$9,928
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock-based compensation	5,707	3,258	994
Impairment of goodwill and intangibles	11,497	-	-
Excess tax benefits related to share-based payments	(707)	(1,670)	(620)
Depreciation and amortization	11,559	5,926	348
Deferred income taxes	(8,293)	(3,908)	(1,482)
Amortization of deferred loan costs	708	329	-
Write-off of deferred loan costs	1,509	-	-
Expense related to issuance of warrants	311	377	293
Expense related to issuance of stock for consulting	-	100	-
Expense related to issuance of stock for royalties	-	336	-
Impairment on notes receivable	-	1,489	-
Loss on disposal of property and equipment	313	-	-
Loss on investment in equity method investment	2,866	-	-
Gain on deconsolidation of HzO	-	(1,906)	-
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(9,093)	(22,098)	(12,218)
Inventories	(10,334)	2,468	(14,251)
Related party other asset	-	-	(2,747)
Prepaid expenses and other current assets	(7,600)	1,607	(1,861)
Other assets	(11)	134	(54)
Accounts payable	3,044	42	9,341
Income taxes payable	(656)	(2,092)	6,802
Accrued liabilities	(262)	3,369	686
Accrued wages and wage related expenses	681	(953)	138
Deferred revenues	403	(72)	32
Sales return liability	1,299	2,811	1,517

Net cash provided by (used in) operating activities	17,446	7,131	(3,154)

Cash flows from investing activities
Deposits on and purchase of intangible assets	(72)	(96)	(2,117)
Purchase of property and equipment	(2,764)	(1,590)	(819)
Deconsolidation of HzO, net of cash	-	(4,277)	-
Proceeds from investment in note receivable	-	496	-
Acquisition of iFrogz, net of cash acquired	-	(47,532)	-

Net cash used in investing activities	(2,836)	(52,999)	(2,936)

Cash flows from financing activities
Payment of debt issuance costs	(238)	(2,538)	-
Proceeds from issuance of term note	24,000	45,000	-
Proceeds from revolving credit facilities	26,238	29,837	31
Payments on term note	(45,000)	-	-
Payments on revolving credit facilities	(27,396)	(11,546)	-
Proceeds from exercise of warrants and options	895	2,467	2,790
Excess tax benefits related to share-based payments	707	1,670	619
Cash paid for investment in HzO	-	(392)	-
Net HzO proceeds from issuance of Series B Preferred Stock	-	5,335	-

Net cash provided by (used in) financing activities	(20,794)	69,833	3,440

Effect of foreign currency exchange rates on cash and cash equivalents	(72)	95	52

Net increase (decrease) in cash and cash equivalents	(6,256)	24,060	(2,598)

Cash and cash equivalents at beginning of the period	26,433	2,373	4,971

Cash and cash equivalents at end of the period	$20,177	$26,433	$2,373

Supplemental disclosure of cash flow information
Cash paid during the period for interest	4,477	2,602	$243
Cash paid during the period for taxes	18,536	13,095	710

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars and shares in thousands)

Supplemental schedule of noncash investing and financing activities

For the Year Ended December 31, 2012:

Foreclosure on real property valued at $250 that served as collateral to a note receivable (Note 11) (foreclosed property recorded as a component of other noncurrent assets in the consolidated balance sheet).

Foreclosure on private company stock and warrants of $516 that served as collateral to a note receivable (Note 11) (foreclosed property recorded as a component of other noncurrent assets in the consolidated balance sheet).

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

Following the Merger, ShieldZone was reincorporated in Nevada as a subsidiary of AKE. On March 7, 2007, ShieldZone was merged into AKE and AKE changed its name to ZAGG Incorporated. As a result of these transactions, the historical financial statements of ZAGG Incorporated are the historical financial statements of ShieldZone.

We changed our name from ShieldZone Corporation to ZAGG Incorporated to better position the company to become a large enterprise in the electronics’ accessories industry through organic growth and through making targeted acquisitions.  The ShieldZone name was very specific to the invisibleSHIELD product line, and although the invisibleSHIELD® is a core product, the name change has brought us the opportunity to easily add new products to our product offering. During 2011, we changed our name from ZAGG Incorporated to ZAGG Inc.

On June 21, 2011, ZAGG acquired 100% of the outstanding shares of iFrogz, which further diversified the existing ZAGG product line, particularly for audio and protective case accessories.

The Company designs, produces, and distributes creative product solutions such as protective coverings, keyboards, keyboard cases, earbuds, mobile power solutions, and device cleaning accessories for mobile devices under the family of ZAGG brands. Within the family of ZAGG brand are products sold under the following brand names:  invisibleSHIELD®, ZAGGskins™, ZAGGbuds™, ZAGGsparq™, ZAGGfolio™, ZAGGmate™, ZAGGkeys™, ZAGGkeys PRO™, ZAGGkeys PRO Plus™, ZAGGkeys PROfolio, ZAGGkeys PROfolio+, ZAGGkeys MINI 7, and ZAGGkeys MINI 9.

In addition, the Company designs, produces, and distributes cases, Near-Field Audio™ amplifying speakers, earbuds, traditional headphones, and gaming headphones for mobile devices under the family of iFrogz brands in the value-priced lifestyle sector. Within the iFrogz brand are products sold under the following brand names: iFrogz™, Earpollution™, Caliber™, and Animatone™.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  Significant items subject to such estimates include the allowance for doubtful accounts, inventory reserve, sales returns liability, the useful life of property and equipment, the useful life of intangible assets, the recoverability of goodwill and intangible assets, the fair value of the investment in HzO, Inc. (“HzO”), stock-based compensation, and income taxes.  These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate an adjustment is necessary.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Principles of consolidation

The consolidated financial statements include the accounts of ZAGG Inc and its wholly owned subsidiaries ZAGG International Distribution Limited (“ZAGG International”), ZAGG Intellectual Property Holding Co, Inc., ZAGG Retail, Inc., iFrogz, Inc., and iFrogz Europe SAS (“iFrogz Europe”). All intercompany transactions and balances have been eliminated in consolidation.

At December 31, 2010, HzO was consolidated by the Company as a variable interest entity (VIE).  On December 22, 2011, HzO entered into an Amended Series B Stock Purchase Agreement with a group of third party investors. ZAGG considered this a reconsideration event and concluded that as of December 22, 2011, HzO should no longer be considered a VIE under authoritative accounting literature, but was considered a voting interest entity. Ultimately, management concluded that HzO should no longer be consolidated into the ZAGG financials as of December 31, 2011. This transaction and the related accounting is discussed in detail at Note 5, Investment in HzO and Noncontrolling Interest. Since December 22, 2011, management has accounted for its investment in HzO as an equity method investment. HzO is a private company engaged in the development of water-blocking technologies for consumer and industrial applications.

Cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors at December 31, 2012 and 2011 totaled $21 and $362, respectively. Cash equivalents as of December 31, 2012 and 2011, consisted primarily of money market fund investments and amounts receivable from credit card processors.

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

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  Management regularly evaluates the allowance for doubtful accounts considering historical losses adjusted to take into account current market conditions, customers’ financial condition, receivables in dispute, receivables aging, and current payment patterns. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Payments subsequently received on written off receivables are credited to bad debt expense in the period of recovery.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The following summarizes the activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$2,070	$904	$685
Additions charged to expense	2,101	1,657	219
Write-downs charged against the allowance	(1,197)	(491)	—
Recoveries of amounts previously charged off	—	—	—
Balance at end of year	$2,974	$2,070	$904

Inventories

Inventories, consisting primarily of finished goods and raw materials, are valued at the lower of cost, determined on a first in, first out basis, or market.  Management performs periodic assessments to determine the existence of obsolete, slow moving, and non-saleable inventories, and records necessary write downs in cost of sales to reduce such inventories to net realizable value. Once established, the original cost of the inventory less the related inventory write down represents the new cost basis of such products.

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

Intangibles assets

Intangible assets include internet addresses, patents, intellectual property, and acquired intangibles in connection with the acquisition of iFrogz, which include customer relationships, trademarks, non-compete agreements, and other miscellaneous intangible assets.

Definite-lived intangible assets are amortized over their estimated economic lives, using a straight-line or accelerated method consistent with the underlying expected future cash flows related to the specific intangible asset.  Amortization expense is recorded within cost of sales or operating expense depending on the underlying intangible assets.

The sole indefinite-lived intangible asset at December 31, 2012 was the iFrogz trademark.

Impairment of long-lived assets

Long-lived assets, such as property and equipment, our investment in HzO, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate over the remaining life in measuring whether the assets are recoverable.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Impairment of goodwill and indefinite-lived intangible assets

Goodwill and indefinite-lived intangible assets carried on the balance sheet at December 31, 2012 were acquired as part of the acquisition of iFrogz on June 21, 2011. The Company does not amortize goodwill and intangible assets with indefinite useful lives.

At least annually and when events and circumstances warrant an evaluation, we perform an impairment assessment of goodwill. This assessment initially permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for the reporting unit.

However, if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two step analysis is performed, which incorporates a fair-value based approach. We determine the fair value of our reporting units based on discounted cash flows and market approach analyses as considered necessary, and consider factors such as a weakened economy, reduced expectations for future cash flows coupled with a decline in the market price of our stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its estimated fair value, a second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. During the fourth quarter of 2012, management recorded a goodwill impairment of $5,440. No impairments were recorded in 2011 or 2010.

Indefinite-lived intangible assets are tested for impairment annually, or, more frequently upon the occurrence of a triggering event. Initially, a qualitative analysis is performed to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. A quantitative assessment is only performed if it is determined in the qualitative analysis that it is more likely than not that the asset is impaired.

If it is determined in the qualitative analysis that it is more likely than not that the asset is impaired, the Company evaluates the recoverability of an indefinite-lived intangible asset by comparing the indefinite-lived intangible asset’s book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined by performing cash flow analysis and other market evaluations. If the fair value of the indefinite-lived intangible assets is less than book value, the difference is recognized as an impairment loss. During the fourth quarter of 2012, the Company made an important brand strategy adjustment to place greater emphasis on the promotion of our core brands, ZAGG and iFrogz. As a result of this decision, the Company determined that future cash flows under the EarPollution trademark would be less than previously estimated and that the trademark should be considered a definite-lived intangible asset. Management performed an impairment analysis and recorded an impairment of $5,917 related to the EarPollution trademark. As the trademark is now considered a definite-lived intangible, the Company will commence amortizing the trademark on an accelerated basis over an eight-year life consistent with our projected future cash flows from the trademark.  No impairments were recorded in 2011 or 2010.

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

Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price and, therefore, are a reduction in sales.

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

The following summarizes the activity in the Company’s sales return and warranty liability for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$5,387	$2,068	$550
iFrogz sales reserve at acquisition	—	524	—
Additions charged to sales	12,954	12,906	7,048
Sales returns & warranty claims charged against reserve	(11,644)	(10,111)	(5,530)
Balance at end of year	$6,697	$5,387	$2,068

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

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records estimated interest and penalties related to unrecognized tax benefits, if any, as a component of income tax provision.

The Company has foreign subsidiaries formed or acquired to conduct or support its business outside the United States. The Company does not provide for U.S. income taxes on undistributed earnings for its foreign subsidiaries as the foreign earnings will be permanently reinvested in such foreign jurisdictions.

Stock-based compensation

The Company recognizes stock-based compensation expense in its consolidated financial statements for awards granted to employees and non-employees, which include restricted stock, stock options, and warrants.  Equity-classified awards are measured at the grant date fair value of the award. The fair value of restricted stock is measured on the grant date based on the quoted closing market price of the Company’s common stock.  The fair value of the stock options is measured on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates.  The Company recognizes compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.  No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.  Excess tax benefits of awards that are recognized in equity related to stock option exercises are reflected as financing cash inflows.

Advertising and marketing

General advertising is expensed as incurred. Advertising allowances provided to retailers are recorded as an expense at the time of the related sale if the Company receives an identifiable benefit in exchange for the consideration and has evidence of fair value for the advertising; otherwise, the allowance is recorded as a reduction of revenue. Advertising expenses for the years ended December 31, 2012, 2011 and 2010 were $12,495, $10,246 and $5,067, respectively.

Foreign currency translation and transactions

The Company’s primary operations are at the parent level which uses the U.S. dollar (USD) as its functional currency.   The Euro is the functional currency of the Company’s ZAGG International and iFrogz Europe subsidiaries.  Accordingly, assets and liabilities for these subsidiaries are translated into USD using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recorded as a component of stockholders’ equity.  Gains and losses resulting from foreign currency transactions are included in income as a component of other income and (expense) in the consolidated statements of operations and totaled ($17), $60 and ($16) for the years ended December 31, 2012, 2011 and 2010, respectively.

Earnings per share

Basic earnings per common share excludes dilution and is computed by dividing net income attributable to stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share reflects the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Net income attributable to stockholders	$14,505	$18,248	$9,963

Weighted average shares outstanding	30,339	27,133	22.518
Dilutive effect of stock options, restricted stock, and warrants	1,317	1,949	1,744
Diluted shares	31,656	29,082	24,262
Earnings per share attributable to stockholders:
Basic	$0.48	$0.67	$0.44
Dilutive	$0.46	$0.63	$0.41

For the years ended December 31, 2012, 2011, and 2010, restricted stock, warrants and stock options to purchase 169, 103, and 1,157 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

Recent accounting pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (“IFRS”). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of January 1, 2013, and is still evaluating the impact on the Company’s financial statements.

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

The Company purchased iFrogz for total consideration of $50,000 in cash and 4,444 shares of ZAGG common stock. The value of the shares of the Company’s common stock used in determining the purchase price was $12.60 per share, the closing price of the Company’s common stock on June 21, 2011. 2,222 of the shares issued were subject to a 12-month “lock-up” transfer restriction following the date of acquisition and, therefore, the fair value of these shares was determined considering the restriction resulting in a discount of 20.0% from the closing share price. This 12-month “lock-up” transfer restriction following the date of acquisition in accordance with SEC Rule 144 expired on June 21, 2012. The other 2,222 shares issued were subject to a 6-month “lock-up” transfer restriction that expired on December 21, 2011. The fair value of these shares was determined considering the restriction resulting in a discount of 15.0% from the closing share price. In addition, $5,000 of the cash consideration paid to the former owners of iFrogz was placed in an escrow account to cover any potential tax, legal, or other contingencies that could potentially arise relating to pre-acquisition events for which ZAGG is indemnified. If charges exceed $5,000 (not to exceed $15,000), ZAGG could recover these amounts through cash payments from the former owners of iFrogz or by cancelling an appropriate number of shares subject to the lock-up to cover the charges. Subject to indemnity claims which may be asserted by ZAGG, the cash held in escrow was to be released to the former owners of iFrogz 18 months after the acquisition date (i.e. December 21, 2012). On December 21, 2012, $4,800 in cash was released to the former owners of iFrogz and $200 was retained in escrow to cover legal fees related to a pre-acquisition lawsuit brought by a former iFrogz employee during the fourth quarter of 2012. At the time of the release of the $4,800, the former owners of iFrogz signed an agreement to guarantee any legal fees that exceeded the $200 retained in escrow. A loss is not considered probable related to this case and thus no liability or indemnification asset has been recorded. As of the date of these financial statements, the Company was not aware of any other contingencies or potential indemnity claims.

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

As part of the acquisition of iFrogz, the Company incurred legal, accounting, and other due diligence fees that were expensed when incurred. Total fees incurred related to the acquisition of iFrogz for the twelve months ended December 31, 2011, were $1,947, which were included as a component of selling, general, and administrative expenses in the consolidated statement of operations. No expenses were incurred in 2012.

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

As discussed in Note 7, the EarPollution trademark was originally recorded as an indefinite-lived intangible asset as presented in the table above. However, as of December 31, 2012, management concluded that it should be considered a definite-lived asset due to change in brand strategy.

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

Results of Operations

For the year ended December 31, 2011, iFrogz contributed net sales of $36,046 and net loss before tax of $1,461 to the consolidated statement of operations. In addition, iFrogz leases office space from its former owners for monthly rent of $14.

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

	Year Ended
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

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

(3)  INVENTORIES

Inventory consisted of the following components:

	December 31,
	2012	2011

Finished goods	$34,690	$19,871
Raw materials	5,298	9,751
Total inventory	$39,988	$29,622

In addition, included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at December 31, 2012 and 2011of $8,034 and $625, respectively.

(4)  ASSET PURCHASE CREDITS

The Company entered into a nonmonetary exchange transaction with Argent Trading Inc. (“Argent”) during the second quarter of 2011 whereby the Company transferred inventory with a carrying value of $986 to Argent in exchange for asset purchase credits with a face value of $1,350.  The credits could have been used for the purchase of goods or services from certain vendors until March 1, 2016, when the unused asset purchase credits would have expired.

The Company accounted for this nonmonetary transaction based on the fair value of the inventory transferred, as the inventory’s fair value was more clearly evident than fair value of the asset purchase credits.  The Company determined that the inventory had a fair value of $785 at the date of the transfer and thus recorded an impairment loss on the inventory of $202, which was recorded as a component of cost of sales in the accompanying consolidated statement of operations. The Company utilized $2 in asset purchase credits through the end of the second quarter of 2012.

On May 2, 2012, management assigned these credits to a supplier in exchange for discounts on future purchases of products from the supplier. Management expects the discounts received to at least equal the value of the asset purchase credits assigned and that the discounts will be realized over approximately a three-year period. Management continues to classify these assets within prepaid expenses and other current assets, and noncurrent other assets on the consolidated balance sheet based on when the discounts are expected to be realized. During the year ended December 31, 2012, management utilized $184 of the asset purchase credits, which reduced the book value of the asset and was recorded through cost of sales in the accompanying consolidated statement of operations.

(5)  INVESTMENT IN HzO AND NONCONTROLLING INTEREST

Noncontrolling interests are classified in the consolidated statements of operations as part of consolidated net income, and the accumulated amount of noncontrolling interests is included in the consolidated balance sheets as part of equity and redeemable noncontrolling interest. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings.

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

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

On December 22, 2011, HzO, entered into an Amended Series B Stock Purchase Agreement with another group of third party investors (collectively, the “new HzO investors”) whereby HzO issued 10,768 shares of Series B Preferred Stock for net cash of $3,000. ZAGG considered this a reconsideration event and concluded that as of December 22, 2011, HzO should no longer be considered a VIE under authoritative accounting literature, but was considered a voting interest entity. Management concluded that as ZAGG owned only 36.8% of HzO following the December 22, 2011 transaction and could not control HzO through voting interests, seats on the HzO Board of Directors, or through any other contractual agreement or method, HzO should be deconsolidated as of December 22, 2011.

The noncontrolling interest included in the Company’s consolidated financial statements is a result of noncontrolling interest investments in HzO up to the date of deconsolidation of December 22, 2011.

Management applied deconsolidation accounting guidance, which included analyzing ZAGG’s investment in HzO at December 22, 2011 to determine the fair value on the date of deconsolidation and the related gain or loss upon deconsolidation.  Management determined that the fair value of ZAGG’s investment in HzO at December 22, 2011 was $4,879. Appropriate valuation techniques were employed, including the use of the market approach that considered the recent equity transactions between HzO, the HzO Investors, and the new HzO investors, and an option pricing model. Ultimately, the fair value of ZAGG’s investment in HzO of $4,879 was recorded as ZAGG’s equity-method investment in HzO at December 22, 2011.  In addition, upon deconsolidation, ZAGG recorded a gain of $1,906, which was recorded as a component of other income (expense) in the consolidated statement of operations for the year ended December 31, 2011.

On October 23, 2012, HzO and the HzO Investors closed on the second tranche of financing under the Amendment to Series B Stock Purchase Agreement (the “Agreement”) dated December 22, 2011. Under the terms of the Agreement, HzO issued 9,870 shares of Series B Preferred Stock to the HzO investors for cash of $2,500. Neither ZAGG nor ZAGG executives participated in this equity raise. Prior to this transaction, ZAGG held an ownership interest of 36.8% of the then-outstanding shares of HzO. Following this transaction, ZAGG held an ownership interest of 30.7% of the outstanding shares of HzO consisting of 18,361 Series A Preferred Shares. There were no other changes in ownership from the date of this transaction to December 31, 2012.

Management accounts for its investment in HzO under the equity method of accounting by recognizing ZAGG’s share of the earnings or losses of HzO in the periods in which they are reported by HzO in its separate financial statements, adjusted for the amortization of the basis difference between the Company’s investment in HzO and the Company’s underlying share in the net assets of HzO. For the year ended December 31, 2012, amortization of $313 was recorded. This amortization reduced the basis difference from $1,389 at December 31, 2011, to $1,076 at December 31, 2012. For the year ended December 31, 2012, the Company recorded a loss from investment in HzO of $2,866, which was recorded as a component of other income (expense) in the consolidated statement of operations.

HzO is a private company engaged in the development of water-blocking technologies for consumer and industrial applications.

(6)  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		December 31,
		2012	2011
	Useful Lives
Computer equipment and software	3 to 5 years	$1,343	$1,180
Equipment	3 to10 years	2,513	1,733
Molds	3 years	476	770
Furniture and fixtures	7 years	735	381
Automobiles	5 years	265	333
Leasehold improvements	1 to 4.5 years	2,847	1,622
		8,179	6,019
Less accumulated depreciation		(3,317)	(1,857)

Net property and equipment		$4,862	$4,162

(7)  GOODWILL & INTANGIBLE ASSETS

Impairment of Goodwill and Intangible Assets

For the year ended December 31, 2012, the Company recorded an impairment of goodwill in the amount of $5,441 for its iFrogz reporting unit within the iFrogz operating segment when it was determined that the carrying value of goodwill exceeded its fair value, which was determined during an impairment analysis performed during the fourth quarter of 2012. In conjunction with the impairment test, the Company considered factors such as the overall decline in the market price of the company’s stock and decline in market capitalization for a sustained period as indicators for potential goodwill impairment. In determining the amount of impairment within the analysis, we considered both the income approach, utilizing a discounted cash flow analysis, and market approach, which considers what other purchasers and sellers in the market have paid for companies reasonably similar to the reporting unit.

The goodwill impairment of $5,441 is included as a component of impairment of goodwill and intangibles in the consolidated statement of operations.

The changes in the carrying amount of goodwill for the year ended December 31, 2012 and 2011, are as follows:

	2012	2011
Balance as of January 1
Gross goodwill	$6,925	$—
Accumulated impairment losses	—	—
Net goodwill as of January 1	6,925	—
Goodwill acquired during the year	—	6,925
Impairment loss	(5,441)	—
Balance as of December 31
Gross goodwill	6,925	6,925
Accumulated impairment losses	(5,441)	—
Net goodwill as of December 31	$1,484	$6,925

In addition, during the fourth quarter of 2012, the Company made an important brand strategy adjustment to place greater emphasis on the promotion of our core brands, ZAGG and iFrogz. As a result of this decision, we determined that future cash flows under the EarPollution trademark likely will be less than previously estimated and that the trademark should be considered a definite-lived intangible asset. Management performed an impairment analysis during the fourth quarter of 2012, relying on a discounted cash flow analysis and market approach, and determined that the carrying amount of the trademark exceeded the fair value and an impairment charge of $5,917 was recorded at December 31, 2012 as a component of the goodwill and impairment line in the consolidated statement of operations. As the trademark is now considered a definite-lived intangible, management will commence amortizing the trademark over an eight-year period on an accelerated basis consistent with our projected future cash flows from the trademark. Future amortization of this trademark is included in the estimated future amortization table below in this Note.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

	December 31,
	2012	2011

EarPollution trademark prior to impairment	$8,300	$8,300
EarPollution trademark impairment	(5,917)	—
EarPollution trademark – definite-lived	$2,383	$8,300

The Company wrote-off $139 in internally developed software acquired in the iFrogz acquisition as it was abandoned in December 2012. The charge is included as a component of the goodwill and impairment line in the consolidated statement of operations.

Definite-lived Intangibles

Definite-lived intangibles as of December 31, 2012 and 2011, were as follows:

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Write-off	Transfers from Indefinite-life Classification	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(10,291)	$—	$—	$31,209	8.0 years
Non-compete agreements	4,100	(1,389)	—	—	2,711	4.8 years
Other Trademarks	3,500	(1,105)	—	—	2,395	9.7 years
EarPollution Trademark	—	—	—	2,383	2,383	8.0 years
Other	800	(446)	(139)	—	215	5.0 years
Acquired technology	564	(83)	—	—	481	7.0 years
Internet address	124	(53)	—	—	71	10.0 years
Patents	2,063	(423)	—	—	1,640	14.0 years
Total amortizable assets	$52,651	$(13,790)	$(139)	$2,383	$41,105	8.0 years

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Write-off	Transfers from Indefinite-life Classification	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(2.575)	$—	$—	$38,925	8.0 years
Non-compete agreements	4,100	(479)	—	—	3,621	4.8 years
Trademarks	3,500	(400)	—	—	3,100	9.7 years
Other	800	(293)	—	—	507	5.0 years
Acquired technology	564	(14)	—	—	550	7.0 years
Internet address	124	(40)	—	—	84	10.0 years
Patents	1,992	(188)	—	—	1,804	14.0 years
Total amortizable assets	$52,580	$(3,989)	$—	$—	$48,591	8.0 years

Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization.  The remaining definite-lived intangible assets are amortized using the straight line method over their estimated useful life.  For the years ended December 31, 2012, 2011, and 2010 amortization expense was $9,801, $4,921, and $12, respectively. Amortization expense was primarily recorded as a component of operating expense, however, amortization expense related to acquired technology in 2012, 2011, and 2010 of $69, $972, and $0, respectively, was recorded as a component of cost of sales. In addition, up until December 22, 2011 when HzO was deconsolidated (Note 5), the acquired technology intangible included HzO technology and the associated amortization of $972 was recorded through the ZAGG Inc consolidated statement of operations. As the deconsolidation occurred on December 22, 2011, the HzO technology asset is not included in the consolidated balance sheet of the Company at December 31, 2012 or 2011.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)
Estimated future amortization expense is as follows:

2013	$9,590
2014	8,422
2015	7,233
2016	5,868
Thereafter	9,992
Total	$41,105

Indefinite-lived Intangibles

The gross carrying amount of indefinite-lived intangibles as of December 31, 2012 and 2011 were as follows:

	December 31, 2012
	Gross Carrying Amount	Impairment	Transfers to Definite-life Classification	Net Carrying Amount

iFrogz trademark	$16,800	$—	$—	$16,800
EarPollution trademark	8,300	(5,917)	(2,383)	—
Total non-amortizable assets	$25,100	$(5,917)	$(2,383)	$16,800

	December 31, 2011
	Gross Carrying Amount	Impairment	Transfers to Definite-life Classification	Net Carrying Amount

iFrogz trademark	$16,800	$—	$—	$16,800
EarPollution trademark	8,300	—	—	8,300
Total non-amortizable assets	$25,100	$—	$—	$25,100

(8)  INCOME TAXES

The components of income tax (provision) benefit for the years ended December 31, 2012, 2011 and 2010, are:

	2012	2011	2010
Current (provision):
Federal	$(15,466)	$(11,487)	$(7,058)
State	(2,104)	(1,767)	(1,074)
Foreign	(116)	(72)	—
Total current	(17,686)	(13,326)	(8,132)
Deferred (provision) benefit:
Federal	7,209	3,402	1,283
State	1,084	506	199
Total deferred	8,293	3,908	1,482
Total (provision) benefit	$(9,393)	$(9,418)	$(6,650)

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Tax at statutory rate (35%)	$(8,364)	$(9,451)	$(5,636)
State tax, net of federal tax benefit	(663)	(888)	(556)
Gain on deconsolidation of HzO	—	316	—
Non-deductible expense and other	(341)	(130)	(198)
Domestic production activities deduction	676	771	587
Return to provision adjustment	(49)	(36)	(437)
Interest and penalties	—	—	(201)
Federal 38% rate bracket surcharge	—	—	(209)
Increase in valuation allowance	(652)	—	—
	$(9,393)	$(9,418)	$(6,650)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2012 and 2011, are as follows:

	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$1,020	$791
Deferred revenue	27	12
Inventories	2,317	1,636
Stock-based compensation	1,420	597
Sales returns accrual	2,456	2,061
Acquisition costs, net of amortization	282	292
Intangible assets	4,372	307
Goodwill	1,801	—
HzO investment	713	—
Reserve on note receivable	569	569
Other liabilities	38	35
Deferred tax assets	15,015	6,300
Valuation allowance	(713)	—
Total deferred tax assets	$14,302	$6,300

Deferred tax liabilities:
Property and equipment	794	633
Investment in HzO	—	384
Goodwill	—	69
Total gross deferred tax liabilities	794	1,086
Net deferred tax assets	$13,508	$5,214

Deferred tax assets, net – current	$6,912	$5,132
Deferred tax assets, net – noncurrent	6,596	82
Net deferred tax assets	$13,508	$5,214

At December 31, 2012, the Company recorded a full valuation allowance against a deferred tax asset generated by losses on its equity method investment in HzO. HzO is a development stage enterprise and given current operations and uncertainty of future profitability, management has determined that it is more likely than not that the deferred tax asset will not be realizable. Given this, a full valuation allowance of $713 has been recorded against the deferred tax asset.

The Company has not recorded a tax benefit at December 31, 2012 and 2011 for operating losses in France and the UK from operations of iFrogz Europe SAS (gross cumulative operating loss of $1,280). Operations for iFrogz Europe and ZAGG Europe have been transitioned to Ireland and therefore, we do not expect future taxable income within France and the UK to offset current net operating losses.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

For all other deferred tax assets, no valuation allowance has been recorded at December 31, 2012 and 2011, as management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2012 and prior years as the Company considers these earnings to be indefinitely reinvested. Cash held by foreign entities that is considered permanently re-invested totaled $3,531 as of December 31, 2012. If this cash were repatriated to the United States, outside the settlement of intercompany payables, the Company would need to accrue and pay the related tax, however, the Company considers these funds permanently re-invested and has no plans to repatriate these funds.

The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  As of December 31, 2012 and 2011, the Company recorded a tax contingency of $61 and $61, respectively, related to foreign taxes at the iFrogz segment.  For the years ended December 31, 2012, 2011, and 2010, the Company recorded $0, $0, and $201, respectively in interest and penalties, which were included as a component of income tax provision.

The Company is currently not under examination by any federal or state tax authority, but remains subject to income tax examinations for each of its open tax years, which extend back to 2009 for federal income tax purposes and 2008 for state income tax purposes.

(9)  STOCK OPTIONS AND WARRANTS

In 2007, the Company’s board of directors adopted and in 2008 the Company’s shareholders approved the ZAGG Incorporated 2007 Stock Incentive Plan which provides for the issuance of up to 2,000 shares of common stock to the company’s directors, employees, consultants and advisors (the “2007 Incentive Plan”).  On July 16, 2009, the Company’s shareholders approved an amendment to the 2007 Incentive Plan to increase the number of shares issuable under the 2007 Incentive Plan to 5,000.  On June 23, 2011, the Company’s shareholders approved an amendment to the 2007 Incentive Plan to increase the number of shares issuable under the 2007 Incentive Plan to 10,000. As of December 31, 2012, there were approximately 6,020 shares available for grant under the 2007 Incentive Plan.

The 2007 Incentive Plan provides for awards in the form of options to acquire shares of common stock and restricted stock grants.  The 2007 Incentive Plan was administered by the Compensation Committee of the Company’s Board of Directors.

On January 15, 2013, the Company’s Board of Directors adopted a new equity incentive award plan, named the ZAGG Inc 2013 Equity Incentive Award Plan (the “2013 Plan”) and directed that it be submitted to shareholders for their approval at the Company’s annual meeting in 2013.  The new plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock, and restricted stock units can be awarded.  The 2013 Plan’s initial share reservation will be 5,000 shares.  The term of the plan is for 10 years from the date of its adoption.

Common Stock Options

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have five-year contractual terms.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model. No stock options were granted during 2012. For the years ended December 31, 2011 and 2010 the following assumptions were used in determining the fair value of option grants:

	2011	2010
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	1.21%	1.20%
Expected term (years)	3.5 years	3.5 years
Expected volatility	90.59%	95.83%

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

The following table summarizes the stock option activity for the Company’s stock incentive plan for the year ended December 31, 2012:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2011	1,298	$2.73	2.7
Granted	—	—
Exercised	(513)	1.62
Forfeited/expired	(114)	1.90
Outstanding at December 31, 2012	671	$3.70	2.1	$2,533
Exercisable at December 31, 2012	439	$4.11	2.1	$1,501

The weighted-average grant-date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 was $0, $4.98, and $1.82, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was $3,555, $8,170, and $2,016, respectively.

As of December 31, 2012, there was $318 of total unrecognized compensation cost related to nonvested stock options granted under the stock incentive plan. That cost is expected to be recognized over a weighted-average period of 0.6 years. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010, was $1,060, $2,638, and $615, respectively.

The Company recorded share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the years ended December 31, 2012, 2011 and 2010, the Company recorded equity-based compensation expense of $1,008, $2,640 and $952, respectively, which is included as a component of selling, general and administrative expense.  The net tax benefit recognized on equity-based compensation expense for the year ended December 31, 2012, 2011 and 2010 was $181, $28, and 36, respectively.  The tax benefit realized from stock options exercised for the year ended December 31, 2012, 2011 and 2010 was $599, $1,838, and $708, respectively.

During the third quarter of 2012, the Company incurred an incremental charge of $154 that was the direct result of the Separation and Release of Claims Agreement (“Separation Agreement”) between the Company and Robert G. Pedersen II, the Company’s former chief executive officer. Under the terms of the Separation Agreement, Mr. Pedersen’s 32 unvested stock options will continue to vest under the original terms of the option grant. However, because future services to be performed by Mr. Pedersen are not considered substantive under US GAAP, the options were re-measured and the expense associated with these options was accelerated. In addition, the Company incurred a $910 charge during the third quarter of 2012 related to consulting fees due to Mr. Pedersen under the Separation Agreement, which is payable in monthly installments over the one-year term of the Separation Agreement.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

During the second quarter of 2011, the Company incurred a charge of $1,560 related to the modification of a previously granted stock option, which is included as a component of selling, general and administrative expenses and additional paid in capital in the accompanying consolidated financial statements (see Note 11, Notes Receivable).

Warrants - During the years ended December 31, 2012, 2011, and 2010, the Company issued warrants to purchase common shares for investor relations consulting services of 50, 50, and 100, respectively. The 2012, 2011, and 2010 warrants are exercisable at $9.02, $9.05 and $2.58, respectively. The warrants expire five years from the grant date. The 2012 and 2011 grants were fully vested on the date of grant. The 2010 grant vested equally over the twelve month period from the grant date.  The 2012 and 2011 grants, and each vesting tranche of the 2010 grant was independently valued using the Black-Scholes option pricing model with separate assumptions for each tranche based on the fair value of the Company’s common stock on each vesting date, expected term equal to the remaining contractual term on each vesting date, expected volatility weighted between the Company’s historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term for each vesting date, and risk-free rate for the expected term based on the U.S. Treasury yield curve in effect with a period that approximates the remaining contractual term for each vesting date.  For the year ended December 31, 2012, 2011, and 2010, the Company recorded expense of $311, $377, and $292, respectively, for these warrants. During 2010, the Company also issued warrants for 250 common shares exercisable at $8.53 per share expiring in 5 years and vesting immediately to Andrew Mason as part of the asset purchase agreement (see Note 13).

During the year ended December 31, 2009, the Company issued warrants for consulting services for 20 common shares exercisable at $2.05 per share expiring in 1 year and vesting immediately; warrants for sales commissions to an independent third party for 175 common shares exercisable at $6.40 per share expiring in 1 year and vesting immediately; and additional warrants for sales commissions to an independent third party for 175 common shares exercisable at $4.00 per share expiring in 2.5 years and vesting immediately. Each warrant grant was independently valued using the Black-Scholes option pricing model.  For the years ended December 31, 2012, 2011, and 2010, the Company recorded expense of $0, $0, and $222, respectively. The warrants are accounted for as equity instruments.

The fair value of warrants have been estimated as of the vesting date using the Black-Scholes option pricing model.  For the years ended December 31, 2012, 2011, and 2010 the following assumptions were used in determining the fair value:

	2012	2011	2010
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	0.81%	2.02%	1.91%
Expected term (years)	5.0 years	4.86 years	4.46 years
Expected volatility	89.50%	90.71%	88.88%

The following table summarizes the warrant activity for the year ended December 31, 2012:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2011	999	$3.60	2.0	$3,936
Granted	50	9.02
Exercised	(631)	1.38
Forfeited/expired	(28)	—
Outstanding at December 31, 2012	390	$8.05	3.0	$191
Exercisable at December 31, 2012	390	$8.05	3.0	$191

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The weighted-average and grant-date or vest-date fair value of warrants granted during the years ended December 31, 2012, 2011, and 2010, was $6.22, $6.46, and $3.47, respectively. The total intrinsic value of warrants exercised during the years ended December 31, 2012, 2011 and 2010, was $4,195, $3,302, and $5,080, respectively.

As of December 31, 2012, there was $0 of total unrecognized estimated compensation cost related to nonvested warrants granted. The total fair value of warrants vested during the years ended December 31, 2012, 2011, and 2010 was $311, $377, and $1,390, respectively.

For warrants that are compensatory, the Company records share-based compensation expense related to warrants only for warrants that have vested.  The amount of the expense recognized is based on the estimated fair value of the warrants on the vesting date. During the years ended December 31, 2012, 2011 and 2010, the Company recorded equity-based compensation expense related to warrants of $311, $377, and $293, respectively, which is included as a component of selling, general and administrative expense.  The net tax benefit recognized on equity-based compensation expense related to warrants for the year ended December 31, 2012, 2011 and 2010 was $119, $144, and $67, respectively.  The tax benefit realized from compensatory warrants exercised for the years ended December 31, 2012, 2011 and 2010 was $114, $0, and $0, respectively.

Restricted Stock

Restricted stock awards are granted with a fair value equal to the ending stock price on the date of grant. Prior to 2011, the Company had not granted any restricted stock.

A summary of the status of the Company’s restricted stock as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

	Restricted Stock	Weighted- Average Grant Date Fair Value
	(In thousands)	(Per share)
Outstanding at December 31, 2011	424	$8.55
Granted	469	9.72
Vested	(359)	8.75
Forfeited	(82)	9.42
Outstanding at December 31, 2012	452	$9.51

As of December 31, 2012, there was $2,681 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the stock incentive plan. That cost is expected to be recognized over a weighted-average period of 1.0 years.

The Company recorded share-based compensation expense only for restricted stock that is expected to vest.  The estimated fair value of the restricted stock awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the years ended December 31, 2012 and 2011, the Company recorded equity-based compensation expense of $4,699 and $624, respectively, which is included as a component of selling, general and administrative expense.  The net tax benefit recognized on equity-based compensation expense for the years ended December 31, 2012 and 2011, was $1,809 and $236, respectively.  The tax benefit realized from vested restricted stock for the years ended December 31, 2012 and 2011, was $1,169 and $0, respectively.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Included in the 2011 grants of restricted stock were 124 shares issued to an employee by the Company subject to the employee’s continued employment. These shares vest quarterly over a two year vesting term and will be expensed on a straight-line basis over the two-year vesting term. In connection with the issuance of 124 shares of restricted stock, the Company issued the employee an additional 90 shares of common stock with a fair value of $899 as consideration in full satisfaction of current and future royalties under a prior intellectual property agreement primarily related to the ZAGGmate. The portion of the consideration related to current royalties was $336 and was included as a component of cost of sales in the consolidated statement of operations in 2011. The remaining $563 portion of the consideration was capitalized as it represents a pre-payment of future royalties and will be amortized on an accelerated basis, consistent with the expected underlying cash flows of the intellectual property, over a seven year life. This capitalized amount is included as a component of intangible assets in the consolidated balance sheet.

During the third quarter of 2012, the Company incurred an incremental charge of $345 that was the direct result of the Separation Agreement between the Company and Robert G. Pedersen II, the Company’s former chief executive officer. In accordance with the terms of the Separation Agreement, Mr. Pedersen’s 127 then unvested stock options will be fully vested on August 17, 2013. However, under US GAAP, the expense associated with these options was accelerated as it was determined that the service to be performed by Mr. Pedersen was not considered to be substantive.

On March 30, 2012, the Company implemented a new incentive program for non-executive employees that provides for the issuance of a fixed amount of restricted stock to eligible employees if certain annual financial targets are reached. These targets were reached for the 2012 fiscal year, thus these restricted shares will be transferred to employees during March 2013.

During the year ended December 31, 2012, certain ZAGG employees received grants of restricted stock and elected to file an Internal Revenue Code Section 83(b) election and thereby elected to receive a net amount of shares in exchange for the Company incurring the tax liability for the grant date fair value of the award. In addition, certain ZAGG employees elected to receive a net amount of shares upon the vesting of a restricted stock grant in exchange for the Company incurring the tax liability for the fair value of the award on the vest date. This resulted in the Company recording $508 in compensation expense, with the offset being originally recorded to accrued wages and wage related expenses rather than to additional paid-in capital.

(10)  FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

At December 31, 2012 and 2011, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a note receivable, a line of credit with PNC Bank (as of December 31, 2011 only), term loan with Cerberus Business Finance, LLC (as of December 31, 2011 only), a line of credit with Wells Fargo (as of December 31, 2012 only), and a term loan with Wells Fargo (as of December 31, 2012 only). The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these financial instruments.  The carrying value of the debt balances approximate fair value because the variable interest rates reflect current market rates.

In addition, as discussed in Note 11, management records an impairment on the note receivable if the fair value of the underlying collateral is less than the carrying amount.  Management determined the fair value of assets that collateralize the note receivable, which includes real property, interests in entities that own real property, and 80 shares of the Company’s stock that carry a restrictive legend until two months after the note receivable is paid in full.  Management determined that the fair value of the collateral exceeded the carrying value of the note receivable at December 31, 2012.

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

At December 31, 2012 and 2011, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown (in thousands):

		Fair Value Measurements Using:
	December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$452	$452	—	—

		Fair Value Measurements Using:
	December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$1,452	$1,452	—	—

Non-Recurring Fair Value Measurements

The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include goodwill, intangible assets, property and equipment, asset purchase credits, and collateral securing the note receivable.

The following tables presents assets held as of December 31, 2012 and 2011, measured at fair value on a non-recurring basis using the level of inputs shown at the time of impairment (in thousands).

		Fair Value Measurements Using:
	December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Goodwill	$1,484	—	—	$1,484
EarPollution trademark	$2,383	—	—	$2,383

As discussed in Note 7, management performed an impairment analysis over each asset and ultimately recorded a $5,440 goodwill impairment and an impairment of $5,917 on the EarPollution trademark. Thus, the balances in the table reflect the fair value at December 31, 2012. The fair value of goodwill and the EarPollution trademark were determined using various valuation methods, including the income and market approaches. Under the income approach, the estimate of the present value of expected future cash flows was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical operating data projected into the future based on the Company’s current expectations.  Various market approaches were utilized to determine appropriate royalty rates applicable to the valuation of the EarPollution trademark, to determine appropriate comparable company market multiples to estimate the value of the iFrogz reporting unit, and to estimate the overall value of the consolidated entity.

		Fair Value Measurements Using:
	December 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Note receivable	$1,915	$566	$1,089	$260

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

In 2011, the note receivable (discussed in Note 11) was recorded at the fair value of the underlying collateral.  Management considered the 80 shares of ZAGG common stock to be a Level 1 asset as quoted market prices exist. The real estate holdings were considered Level 2 assets as significant observable inputs exist for similar items in active markets. The investments in real estate companies, and private company preferred stock and warrants were considered Level 3 assets as the value was determined based on unobservable inputs.

The fair value of the real estate companies was determined using the market approach and the key inputs were comparable properties and investments. The fair value of the private company preferred stock was determined using various valuation methods, including the income and market approaches. Under the income approach, the estimate of the present value of expected future cash flows was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical operating data projected into the future based on the Company’s current expectations. The market approach was utilized to determine appropriate comparable company market multiples to estimate the value of the entity and the Company’s investment in preferred stock. The fair value of the warrants to purchase private company preferred stock were calculated using the Black-Scholes option pricing model whereby estimates of volatility, the private company’s preferred stock value, and the risk-free rate were key inputs.

The Company recorded impairment charges of $1,489 during the year ended December 31, 2011, related to the note receivable and the underlying collateral assets held as of December 31, 2011, measured at fair value on a non-recurring basis. Level 3 assets comprise $125 of the impairment charge. These impairment charges were recorded as a component of selling, general and administrative expenses in the 2011 consolidated statement of operations.

There were no impairment charges during the year ended December 31, 2010, related to assets held and measured at fair value on a non-recurring basis.

(11)  NOTE RECEIVABLE

In June 2008, Lorence Harmer became a member of the Company’s board of directors and in December 2009, was appointed as the chairman of the Audit Committee.  Mr. Harmer introduced the Company to a consumer electronics product, which became known as the ZAGGbox.  The ZAGGbox was intended to aggregate digital content such as music, pictures, videos and movies into a single location so that users could share the content with most other networked media players, including mobile devices.  After investigating the market opportunity for the ZAGGbox, the Company determined in June 2009 that it wished to obtain certain rights for the development and sale of the ZAGGbox in North America.  The Company entered into negotiations with Teleportall, LLC (“Teleportall”), the owner of the technology used in the ZAGGbox, regarding production and distribution of the ZAGGbox.  On June 17, 2009, the Company issued its initial purchase order for ZAGGbox units in the amount of $3,500 and advanced to Teleportall a total of $1,153 representing a $200 non-recurring engineering (NRE) fee and $953 in payment of 30% of the total purchase price for the units ordered by the Company.  Mr. Harmer participated in the negotiations between the Company and Teleportall, and continued to represent the Company throughout 2009 and 2010 concerning the ZAGGbox.  In May 2010, the Company entered into a Distribution and License Agreement with Teleportall, which memorialized Teleportall’s agreement to manufacture and deliver ZAGGboxes to the Company and appointed the Company as the exclusive distributor for the ZAGGbox in North American.  Additionally, in May 2010, the Company entered into an agreement with Harmer Holdings, LLC, an affiliate of Mr. Harmer, under which Harmer Holdings, LLC agreed to repurchase unsold ZAGGboxes under certain circumstances.

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

•
Teleportall and ZAGG entered into a non-exclusive, two year Commission Agreement on March 23, 2011, under which Teleportall could make introductions of many ZAGG products in all countries where ZAGG did not then have exclusive dealing agreements in respect of the marketing, distribution or sale of its products.  The Commission Agreement provided that (a) it would automatically terminate concurrent with any uncured default under the Note, and (b) the term could be extended for an additional time period on reasonable terms if Teleportall’s introductions during the initial two year term result in the purchase of no less than $25,000 of ZAGG products during the initial term.  Payment terms of the Commission Agreement are as follows:

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

The Note was originally accounted for under the cost recovery method and was originally included in the consolidated balance sheet at $3,900 which was the value of the ZAGGbox inventory advances.  The original face value of the Note of $4,126 was for reimbursement of the inventory advances and other costs associated with the ZAGGbox and approximated fair value at March 23, 2011, as the variable interest rate on the Note approximated market rates.

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

Subsequently, Mr. Harmer failed to make the required interest-only payment to the Company due on September 23, 2011, and had until October 23, 2011, to cure the default. Mr. Harmer failed to cure the default by October 23, 2011, and on that date, management directed ZAGG legal counsel to commence foreclosure on the collateral securing the loan, which consists of real property, interests in entities that own real property, and restricted and free-trading securities, which included 45 shares of ZAGG common stock. In addition to the collateral, Mr. Harmer had also agreed that he would not sell 80 shares of ZAGG common stock until two months after the Note was paid in full.  Given the Note is full recourse, and the shares have a restrictive legend associated with repayment of the Note, the Company believes it can recover the 80 shares.

Given Mr. Harmer’s default on the loan on September 23, 2011, and failure to cure the default on October 23, 2011, management determined that it was probable that the Company would be unable to collect all amounts due from Mr. Harmer according to the terms of the Note. As the Note became collateral-dependent upon Mr. Harmer’s default, management engaged various third-party certified appraisers and valuation specialists to assist management in its determination of the fair value of the collateral and whether it is sufficient to recover the Note balance. As of December 31, 2012, management noted that the estimated fair value of the underlying collateral was between $1,576 and $1,712. As management has not been able to ascertain whether Mr. Harmer owns 50% or 100% of Holdings, management used the low end of the above range ($1,576) and compared it to the carrying amount of the note of $1,149.  The remaining note balance of $1,149 appears to be collectable given management’s best estimate of the cash recovery on the collateral securing the Note (fair value, less cost to sell) of $1,576. Additionally, during the third quarter of 2011, the Company reclassified $566 of the Note as an offset to equity, representing the collateral secured by ZAGG common stock, which management has taken steps to recover to repay the Note, as noted below. Ultimately, any recovery in excess of the carrying value of the Note will be recognized when realized.

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

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Since the Note became collateral dependent in October 2011, management has (1) foreclosed and sold 45 shares of ZAGG common stock for $496 (December 2011); (2) foreclosed on real property valued at $250 (January 2012); and (3) foreclosed on stock and warrants in a private company of $516 (May 2012). These foreclosures were recorded as a reduction to the note receivable in the period in which the foreclosure occurred. Management continues to actively pursue the foreclosure of all remaining collateral.

At December 31, 2012, the total unpaid principal balance, including accrued interest, late fees and costs incurred in collection, totaled $3,445.

(12)  DEBT AND LETTERS OF CREDIT

Wells Fargo Term Loan and Revolving Line of Credit Facility

On December 7, 2012, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into a two-year, $84,000 credit facility (“Credit Agreement”) consisting of a $24,000 term loan (“Term Loan”) and a $60,000 revolving line of credit (“Line of Credit”), which Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $10,000. The Company’s obligations under the Credit Agreement were secured by all or substantially all of the Company’s domestic assets and over 50% of the equity in foreign subsidiaries. As of December 31, 2012, the Company had an outstanding balance of $24,000 on the Term Loan, an outstanding balance of $22,173 on the Line of Credit, and no letters of credit had been issued.

The Term Loan requires quarterly payments of $2,000 payable on the first day of each quarter commencing on April 1, 2013, and continuing up to and including October 1, 2014. A final installment payment consisting of the remaining unpaid balance is due on December 1, 2014. A mandatory additional principal payment of $500 is required for each fiscal quarter in which total liabilities to tangible net worth (as those terms are defined in the Credit Agreement) exceeds 1.50 to 1.00, commencing with the Company’s fiscal quarter ending December 31, 2012. At December 31, 2012, no mandatory principal payment was required.

The outstanding principal balance of the Term Note bears interest (computed on the basis of a 360-day year, actual days elapsed) at a fixed rate per annum determined by the Bank to be the sum of the (1) LIBOR margin (with the initial LIBOR margin being set at 1.25%) and (2) LIBOR in effect on the first day of each Fixed Rate Term (as defined in the Credit Agreement).

Borrowings and repayments under the Line of Credit may occur from time to time in the Company’s ordinary course of business from December 7, 2012, through December 1, 2014.  Any outstanding borrowings under the Line of Credit mature and are due on December 1, 2014.

The outstanding principal balance under the Line of Credit bears interest (computed on the basis of a 360-day year, actual days elapsed) at a fluctuating rate per annum determined to be the sum of the (1) LIBOR margin (with the initial LIBOR margin being set at 1.25%) and (2) Daily Three Month LIBOR (as defined in the Credit Agreement) in effect from time to time.

Pursuant to the terms of the Credit Agreement, Wells Fargo will adjust the LIBOR margin used to determine the rate of interest under the Line of Credit on a quarterly basis, commencing with the Company’s fiscal quarter ending December 31, 2012. The Applicable Libor Margin is calculated based on the Company's ratio of Total Liabilities to Tangible Net Worth (as these terms are defined in the Credit Agreement) in accordance with the following table:

Total Liabilities to Tangible Net Worth	Applicable LIBOR Margin

1.50 or greater	1.75%
1.00 or greater, but less than 1.50	1.25%
Less than 1.00	0.75%

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Under the Line of Credit Note, each such adjustment will be effective on the first business day of the Company’s fiscal quarter following the quarter during which the Bank receives and reviews the Company’s most current fiscal quarter-end financial statements in accordance with the requirements established by the Bank for the preparation and delivery thereof.

In addition, the Company agreed to pay Wells Fargo a quarterly fee based on the average unused amount of the Line of Credit depending on the Company’s Leverage Ratio (which term is defined in the Credit Agreement as Total Liabilities divided by Tangible Net Worth) based on the following table:

Leverage Ratio	Applicable Unused Commitment Fee (per annum)

1.50 or greater	0.20%
1.00 or greater, but less than 1.50	0.15%
Less than 1.00	0.10%

At December 31, 2012, $4 in unused line fees had been incurred and was included as a component of interest expense in the consolidated statement of operations.

The weighted average interest rate on all outstanding borrowings at December 31, 2012, was 1.63%. At December 31, 2012, the effective interest rate was 2.31%.

The Company incurred and capitalized $238 of direct costs related to the issuance of the Term Loan and Line of Credit.  The Company amortizes these deferred loan costs under the effective interest rate method.  For the year ended December 31, 2012, the Company amortized $8 of these loan costs, which is included as a component of interest expense in the consolidated statement of operations.  The carrying value of deferred loan costs at December 31, 2012, was $230 and is included as a component of noncurrent other assets in the consolidated balance sheet.

Attached to the Credit Agreement are a number of financial and non-financial debt covenants. At December 31, 2012, the Company was in compliance with all covenants associated with the Credit Agreement.

Mandatory payments under the Credit Agreement are presented in the following table:

Mandatory Payments
2013	$6,000
2014	40,173
Total	$46,173

PNC & Cerberus Term Loan and Revolving Credit Facility

On June 21, 2011, and in conjunction with the acquisition of iFrogz, the Company entered into a financing agreement (the “Financing Agreement”) led by Cerberus Business Finance, LLC (“Cerberus”) and PNC Bank National Association (“PNC”), which was acting as the administrative bank.  The Financing Agreement consisted of a $45,000 term loan (“Cerberus Term Loan”), a $45,000 revolving credit facility (“Revolving Credit Facility”), and a $5,000 letters of credit facility, which was a subset of the $45,000 Revolving Credit Facility.  The Company’s obligations under the Financing Agreement were secured by all or substantially all of the Company’s assets.  The Cerberus Term Loan matured on June 20, 2016, and the Revolving Credit Facility and letters of credit matured on June 20, 2014.

At December 31, 2011, the weighted average interest rate on all outstanding borrowings was 7.25%. At December 31, 2011, the effective interest rate was 8.02%.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

There were no scheduled payments on either the Cerberus Term Loan or Revolving Credit Facility prior to maturity, though the Company made a $4,000 payment on the Cerberus Term Loan and a $23,000 payment on the Revolving Credit Facility during the first quarter of 2012.  The Financing Agreement called for prepayment of the Cerberus Term Loan if certain conditions are met.  The prepayment requirement commenced with the fiscal year ended December 31, 2011, and was calculated based on a percentage of “excess cash flow” as defined in the Financing Agreement.  Payment was required to be made within ten days of issuing the year-end consolidated financial statements.  Based on projections at December 31, 2011, the Company estimated that a prepayment of $2,372 would be required to be made during March 2012.  This amount was classified as current in the consolidated balance sheet, while the remaining Cerberus Term Loan balance and Revolving Credit Facility balance was classified as noncurrent.

Starting July 1, 2011, the Company began paying a commitment fee of 0.375% on the unused portion of the borrowing capacity under the Revolving Credit Facility based on the average principal amount outstanding for the month compared to $45,000. For the years ended December 31, 2012 and 2011, the Company incurred $133 and $46, respectively, in commitment fees, which is included as a component of interest expense in the consolidated statement of operations.

The Company incurred and capitalized $2,538 of direct costs related to the issuance of the Cerberus Term Loan and Revolving Credit Facility.  Of the total amount incurred, $1,699 was directly related to the Cerberus Term Loan and $839 was directly related to the Revolving Credit Facility.  The Company amortized the deferred loan costs on the Cerberus Term Loan on the effective interest rate method and the deferred loan costs on the Revolving Credit Facility on a straight-line basis over the respective terms of the loan:  the Term Loan was being amortized through June 20, 2016, and the Revolving Credit Facility through June 20, 2014.  For the years ended December 31, 2012 and 2011, the Company amortized $568 and $329, respectively, of these loan costs, which is included as a component of interest expense in the consolidated statement of operations.  In addition, during the year ended December 31, 2012, the Company recorded additional amortization of $132 through interest expense due to the $4,000 payment on the Term Loan prior to maturity.

As discussed above, on December 7, 2012, the Company paid off the entire outstanding balance on the Cerberus Term Loan and Revolving Credit Facilty, and the Financing Agreement with PNC and Cerberus was terminated. As this agreement was terminated, the Company wrote-off the remaining $1,509 balance of deferred loan costs during the fourth quarter of 2012, which is included as a component of interest expense on the consolidated statement of operations. In addition, the Company incurred a charge of $430 paid to PNC and Cerberus to terminate the credit agreement when the Company refinanced with Wells Fargo, which is classified as a component of interest expense in the consolidated statement of operations.

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

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)
(13) – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2017.  Future minimum rental payments required under the operating leases at December 31, 2012 are as follows:

2013	$1,222
2014	911
2015	628
2016	582
Thereafter	281
Total	$3,624

For the years ended December 31, 2012, 2011 and 2010, rent expense was $1,615, $1,002 and $911, respectively. Rent expense is recognized on a basis which approximates straight line over the lease term. Rent expense for the years ended December 31, 2012, 2011, and 2010 was net of sublease income of $751, $0, and $0 respectively.

Commercial Litigation

Ricks v. Scott Huskinson et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120907697.  On November 15, 2012, Craig Ricks (“Ricks”) filed a lawsuit in Utah state court against the Company, its wholly owned subsidiary iFrogz, Inc., formerly known as Reminderband, Inc. (“iFrogz”), Scott Huskinson (“Huskinson”), Clay Broadbent (“Broadbent”), and Reminderband, Inc., formerly known as Two Ten Squared, Inc. (“Reminderband”).  In this lawsuit, Ricks alleges that Huskinson and Broadbent maliciously denied him an equitable ownership interest in iFrogz.  The complaint asserts claims for conversion, constructive trust, civil conspiracy, fraud and fraudulent inducement, breach of contract and breach of the implied covenant of good faith and fair dealing.  On December 31, 2012, the Company and iFrogz filed an answer denying liability.  The other defendants have done the same.  The Company believes plaintiff’s claims to be without merit and intends to vigorously defend against them. The Company is indemnified by Huskinson and Broadbent for any losses that may occur related to this case, including legal fees.

Lorence A. Harmer, et al v ZAGG Inc et al, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG and two of his affiliates, Harmer Holdings, LLC, and Teleportal, LLC, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II, Brandon T. O’Brien and KPMG LLP. KPMG has subsequently been dismissed from the lawsuit. This case is discussed in greater detail in Note 11, Note Receivable. In their lawsuit, the plaintiffs allege that the defendants defamed Mr. Harmer, breached a Settlement Agreement and other agreements between the plaintiffs and the Company, and interfered with other rights of the plaintiffs.  The Company has responded to the plaintiffs’ claims, denying all of the material allegations made by the plaintiffs, and asserting affirmative defenses.  On October 29, 2012, the Company filed a Counterclaim and Third-Party Complaint against Harmer, Holdings, Teleportall and third-party Global Industrial Services Limited asserting claims for breach of contract, deficiency, indemnity and attorneys’ fees, breach of the implied covenant of good faith and fair dealing, quasi contract, unjust enrichment, quantum meruit and declaratory judgment.  The Company believes the plaintiffs’ claims to be without merit and intends to continue to vigorously defend against them.  The plaintiffs have not yet made a specific damages claim.

ZAGG Inc v. Nicholas Pardini, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120903147.  On May 9, 2012, ZAGG filed a lawsuit in Utah State Court against Nicholas Pardini, an internet author and purported manager of a small hedge fund.  The complaint alleged causes of action for defamation and false light, based on Mr. Pardini’s actions of authoring and causing to be published a false and defamatory article on a website with the domain name seekingalpha.com.  ZAGG and the defendant engaged in settlement negotiations, and agreed to a dismissal of all claims in exchange for information about the defendant’s preparation of the article and its removal from the website.  The case has been dismissed with prejudice.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

ZAGG Inc v. Anthony H. Catanach Jr. and J. Edward Ketz, United States District Court, Eastern District of Pennsylvania, Philadelphia Division, Case No. 2:12-cv-04399-HB.  On May 9, 2012, ZAGG filed a lawsuit in Utah State Court against Anthony H. Catanach Jr. and J. Edward Ketz, professors at universities in Pennsylvania who write for and administer a financial blog.  The complaint alleged causes of action for defamation and false light, based on the defendants’ co-authoring and publication of an article that contains false and defamatory statements.  The defendants removed the case to federal court in Utah and the Company then stipulated to a transfer of venue to the Eastern District of Pennsylvania.  The defendants moved to dismiss the Company’s claims, but this motion was denied.  ZAGG and the defendants engaged in settlement negotiations, and agreed to a dismissal of all claims in exchange for information about the defendants’ preparation of the article and its removal from the blog.  The case has been dismissed with prejudice.

ZAGG Inc v. Joseph Ramelli, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120903188.  On May 10, 2012, ZAGG filed a lawsuit in Utah State Court against Joseph Ramelli.  The complaint alleges causes of action for defamation and false light, based on Ramelli’s authoring and causing to be published at least 15 articles relating to ZAGG that contain false and defamatory statements.  Ramelli, who appeared in the lawsuit pro se, moved to dismiss for lack of personal jurisdiction.  The Company opposed the motion, and the court denied the motion to dismiss.  Fact discovery has commenced.  The Company intends to pursue its case vigorously against Mr. Ramelli.

Patent Litigation

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products et al, U.S. District Court, District of Utah, 2:11-cv-00517.  The Company is the plaintiff in patent infringement litigation pending in Utah that seeks to enforce rights under United States Patent No. 7,957,524. The defendants in this case have raised defenses and, in some cases, asserted counterclaims against the Company, that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief, including claims for damages, against the Company, apart from a request for an award of costs and attorney’s fees to the prevailing party. Several of the defendants have settled with the Company. Litigation of this action has been stayed pending a reexamination of United States Patent No. 7,957,524 by the United States Patent and Trademark Office.  This reexamination has led to the rejection of the claims of the patent, but this decision is currently on appeal.  In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ZAGG v. Trekstor, Regional Court, Dusseldorf, Germany. The Company brought suit in Dusseldorf, Germany against Trekstor for infringement of ZAGG design registrations for ZAGGmate and the Logitech Keyboard Case by ZAGG.  The Company also brought claims for unfair competition.  As of the date of this Report, all briefing had been completed and a hearing was held.  The Court has not yet ruled on the claims of infringement and has indicated that it may not issue its decision until after TrekStor’s challenges to the registrations have been considered. TrekStor has challenged the Company’s ownership of the design registrations and has filed an application for a declaration of invalidity of the Company’s design registrations, but this application has been denied and is not pending on appeal.  The Company believes these allegations of invalidity and ownership to be without merit and intends to vigorously defend against them.

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

If the Claim Conditions are not met, the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500 of the Warrants. There can be no assurance that the USPTO will issue a patent on the CIP Application that meets the requirements of the Claim Conditions. As of December 31, 2012, no applicable patent had been issued by the USPTO.

Class Action Lawsuits

James H. Apple, et al. v. ZAGG Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00852; Ryan Draayer, et al. v. Zagg Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00859.  On September 6 and 10, 2012, two putative class action lawsuits were filed by purported Company shareholders against the Company, Randall Hales, Brandon O’Brien, Edward Ekstrom, and Cheryl Larabee, as well as Robert G. Pedersen II, our former Chairman and CEO, and Shuichiro Ueyama, a former member of our Board of Directors.  In each case, the plaintiffs seek certification of a class of purchasers of our stock between February 28, 2012 and August 17, 2012.  The plaintiffs claim that as a result of Mr. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as our CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934 (the “Exchange Act”).  On March 7, 2013, the U.S. District Court for the District of Utah consolidated the Apple and Draayer actions and assigned the caption In re Zagg, Inc. Securities Litigation.  The Company has not yet responded to the complaints.  The Company intends to vigorously defend against them.

Arthur Morganstern v. Robert G. Pedersen II et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120908452; Albert Pikk v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1188; Rosenberg v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1216.  On December 14, 2012, the first of three shareholder derivative complaints were filed against several of our current and former officers and directors.  These complaints make allegations similar to those presented in the putative class action lawsuits, but they also assert various state law causes of action, including claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading.  Each of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as a nominal defendant against whom no recovery is sought.  On February 27, 2013, the U.S. District Court for the District of Utah consolidated the Pikk and Rosenberg actions and assigned the caption In re ZAGG Inc. Shareholder Derivative Litigation.  The Company has not yet responded to these complaints.

In the fourth quarter of 2012, the Company received requests to provide documentation and information to the staff of the SEC in connection with a non-public investigation being conducted by the SEC’s Salt Lake City office.  The Company believes the investigation includes a review of the facts and circumstances surrounding some of the same issues raised by the plaintiffs in the above lawsuits; specifically, whether the Company failed to disclose Mr. Pedersen's margin account sales or the alleged existence of a plan to have Mr. Hales succeed Mr. Pedersen as our CEO.  The Company responded to these requests and is cooperating fully with the staff.  We have chosen to disclose this non-public investigation due to the highly public nature of the lawsuits described above, which the Company intends to defend vigorously.

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

We establish liabilities when a particular contingency is probable and estimable. We have not accrued for any loss at December 31, 2012 in our consolidated financial statements as we do not consider a loss to be probable nor estimable.

(14)  CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2012.

At December 31, 2012 and 2011, approximately 56% and 55%, respectively, of the balance of accounts receivable was due from one customer.  No other customer account balances were more that 10% of accounts receivable.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

Concentration of sales

For the years ended December 31, 2012, 2011, and 2010, one customer accounted for 32%, 30%, and 41%, respectively, of the Company’s sales. In addition, during 2012 and 2011, a second customer accounted for 11% and 11%, respectively, of sales.  No other customer account balances were more that 10% of sales.  If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the years ended December 31, 2012, 2011 and 2010 was approximately:

	2012	2011	2010
United States	87%	88%	83%
Europe	6%	6%	12%
Other	7%	6%	5%

Net assets located overseas in Shannon Ireland totaled $4,737 and $290 at December 31, 2012 and 2011.

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

Prior to the Company’s acquisition of iFrogz, the Company was a single reporting segment consistent with the nature of its operations. Due to the acquisition, the Company has reassessed its reporting segments and concluded that it will analyze its worldwide operations based on the following three reportable segments:

•
ZAGG segment — This segment designs, produces, and distributes creative product solutions such as protective coverings, keyboards, keyboard cases, earbuds, mobile power solutions, and device cleaning accessories for mobile devices under the family of ZAGG brands. Within the family of ZAGG brand are products sold under the following brand names:  invisibleSHIELD®, ZAGGskins™, ZAGGbuds™, ZAGGsparq™, ZAGGfolio™, ZAGGmate™, ZAGGkeys™, ZAGGkeys PRO™, ZAGGkeys PRO Plus™, ZAGGkeys MINI 7, and ZAGGkeys MINI 9.

•
iFrogz segment—This segment designs, produces, and distributes cases, Near-Field Audio™ amplifying speakers, earbuds, traditional headphones, and gaming headphones for mobile devices under the family of iFrogz brands in the value-priced lifestyle sector. Within the iFrogz brand are products sold under the following brand names: iFrogz™, Earpollution™, Caliber™, and Animatone™.

•
HzO segment—This segment is engaged in the development of water blocking coating technologies for consumer and industrial applications. As discussed in Note 5, HzO was deconsolidated as of December 22, 2011; however, management has continued to report HzO’s operations within the segment reporting below.

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

	Year Ended
Revenue	December 31, 2012	December 31, 2011	December 31, 2010
ZAGG segment	$196,014	$143,068	$76,135
iFrogz segment	68,411	36,046	—
HzO segment	—	11	—
Total	$264,425	$179,125	$76,135

	Year Ended
Income from Operations	December 31, 2012	December 31, 2011	December 31, 2010
ZAGG segment	$38,968	$31,518	$16,936
iFrogz segment	(5,477)	(1,267)	—
HzO segment	—	(2,114)	(122)
Total income from operations	$33,491	$28,137	$16,814
Total other income (expense)	(9,593)	(1,135)	(236)
Income before provision for income taxes	$23,898	$27,002	$16,578

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

	As of
Identifiable Assets	December 31, 2012	December 31, 2011
ZAGG segment	$115,214	$88,671
iFrogz segment	88,858	108,778
HzO segment	2,013	4,879
Total	$206,085	$202,328

(16) – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is presented in the following summary:

	Year ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$55,480	$61,636	$59,827	$87,482	$264,425
Operating income	10,228	10,885	7,118	5,260	33,491
Net income attributable to stockholders	5,112	5,812	3,388	193	14,505
Earnings per share attributable to stockholders: (1)
Basic	$0.17	$0.19	$0.11	$0.01	$0.48
Diluted	0.16	0.18	0.11	0.01	0.46
Weighted average common shares:
Basic	29,924	30,277	30,351	30,797	30,339
Diluted	31,417	31,738	31,734	31,735	31,656

	Year ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$26,976	$38,788	$45,887	$67,474	$179,125
Operating income	4,864	4,246	4,614	14,413	28,137
Net income attributable to stockholders	3,310	2,743	2,248	9,947	18,248
Earnings per share attributable to stockholders: (1)
Basic	$0.14	$0.11	$0.07	$0.34	$0.67
Diluted	0.13	0.10	0.07	0.32	0.63
Weighted average common shares:
Basic	24,096	25,240	29,442	29,671	27,133
Diluted	26,216	27,279	31,375	31,378	29,082

(1)
The earnings per share calculations for each of the quarters were based upon the weighted average number of shares outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per common share amounts.

(17)  DEFINED CONTRIBUTION PLAN

The Company offers a 401(k) for full-time employees that have been with the Company for over 90 days. The Company matches participant contributions of 100% up to 3% of an employees’ salary and 50% of contributions from 4-5% of an employees’ salary.  Costs recognized for the year ended December 31, 2012, 2011, and 2010 related to the employer 401(k) match totaled $153, $267, and $0, respectively.

(18)  SUBSEQUENT EVENTS

There were no subsequent events identified that would require disclosure or adjustment to the consolidated financial statements.