Form 10-Q
period 2013-03-31
ZAGG Inc
filed 2013-05-10
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INC
(Exact name of registrant as specified in its charter)

Nevada	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,744,387 common shares as of May 6, 2013.

ZAGG INC AND SUBSIDIARIES
FORM 10-Q

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS

Current assets
Cash and cash equivalents	$23,404	$20,177
Accounts receivable, net of allowances of $3,060 in 2013 and $2,974 in 2012	35,461	54,561
Inventories	41,253	39,988
Prepaid expenses and other current assets	8,266	9,547
Deferred income tax assets	6,977	6,912

Total current assets	115,361	131,185

Investment in HzO	1,406	2,013

Property and equipment, net of accumulated depreciation at $4,024 in 2013 and $3,317 in 2012	4,592	4,862

Goodwill	1,484	1,484

Intangible assets, net of accumulated amortization at $16,117 in 2013 and $13,790 in 2012	55,517	57,905

Deferred income tax assets	6,596	6,596

Note receivable	583	583

Other assets	1,352	1,457

Total assets	$186,891	$206,085

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$15,392	$19,027
Income taxes payable	287	3,062
Accrued liabilities	3,457	3,754
Accrued wages and wage related expenses	1,545	2,554
Deferred revenue	212	722
Current portion of note payable	8,000	6,000
Sales returns liability	4,496	6,697

Total current liabilities	33,389	41,816

Revolving line of credit	17,749	22,173

Noncurrent portion of note payable	16,000	18,000

Total liabilities	67,138	81,989

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized;
31,478 and 31,215 shares issued in 2013 and 2012, respectively	31	31
Additional paid-in capital	78,439	77,234
Accumulated other comprehensive income	(482)	(57)
Note receivable collateralized by stock	(566)	(566)
Treasury stock, 797 and 0 common shares in 2013 and 2012 respectively, at cost	(5,999)	-
Retained earnings	48,330	47,454

Total stockholders' equity	119,753	124,096

Total liabilities and stockholders' equity	$186,891	$206,085

 ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Net sales	$51,471	$55,480
Cost of sales	32,472	28,547

Gross profit	18,999	26,933

Operating expenses:
Advertising and marketing	2,338	2,441
Selling, general and administrative	12,280	11,842
Amortization of definite-lived intangibles	2,374	2,422

Total operating expenses	16,992	16,705

Income from operations	2,007	10,228

Other income (expense):
Interest expense	(227)	(1,521)
Loss from equity method investment in HzO	(607)	(463)
Other income and (expense)	(20)	(147)

Total other expense	(854)	(2,131)

Income before provision for income taxes	1,153	8,097

Income tax provision	(277)	(2,985)

Net income	$876	$5,112

Earnings per share:

Basic earnings per share	$0.03	$0.17

Diluted earnings per share	$0.03	$0.16

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Net income	$876	$5,112

Other comprehenseive income (loss), net of tax:
Foreign currency translation loss	(425)	(20)

Total other comprehensive loss	(425)	(20)

Comprehensive income	$451	$5,092

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

			Additional	Note Receivable			Cumulative	Total
	Common Stock		Paid-in	Collateralized	Treasury	Retained	Translation	Stockholders'
	Shares	Amount	Capital	By Stock	Stock	Earnings	Adjustment	Equity
Balances, December 31, 2012	31,215	$31	$77,234	$(566)	$-	$47,454	$(57)	$124,096

Net income	-	-	-	-	-	876	-	876
Other comprehensive loss	-	-	-	-	-	-	(425)	(425)

Purchase of 797 shares of treasury stock	-	-	-	-	(5,999)	-	-	(5,999)

Option exercises	92	-	168	-	-	-	-	168
Restricted stock release	171	-	-	-	-	-	-	-
Option expense	-	-	96	-	-	-	-	96
Restricted stock expense	-	-	942	-	-	-	-	942
Excess tax benefits related to share-based payments	-	-	(1)	-	-	-	-	(1)

Balances, March 31, 2013	31,478	$31	$78,439	$(566)	$(5,999)	$48,330	$(482)	$119,753

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net income	$876	$5,112
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	1,038	1,031
Excess tax benefits related to share-based payments	(47)	(311)
Depreciation and amortization	3,099	2,818
Loss from equity method investment in HzO	607	463
Loss on disposal of equipment	-	220
Deferred income taxes	(65)	69
Amortization of deferred loan costs	30	286
Expense related to issuance of warrants	-	311
Changes in operating assets and liabilities
Accounts receivable	19,065	9,142
Inventories	(1,373)	3,983
Prepaid expenses and other current assets	1,257	(3,438)
Other assets	-	(76)
Accounts payable	(3,565)	592
Income taxes payable	(2,774)	(1,752)
Accrued liabilities	(305)	(1,907)
Accrued wages and wage related expenses	(961)	(48)
Deferred revenues	(510)	(32)
Sales return liability	(2,190)	(225)

Net cash provided by operating activities	14,182	16,238

Cash flows from investing activities
Purchase of property and equipment	(449)	(855)
Proceeds from disposal of equipment	-	2

Net cash used in investing activities	(449)	(853)

Cash flows from financing activities
Proceeds from revolving credit facilities	1,985	1,295
Payments on revolving credit facilities	(6,409)	(23,000)
Purchase of treasury stock	(5,999)	-
Payments on term loan	-	(4,000)
Proceeds from exercise of warrants and options	168	508
Excess tax benefits related to share-based payments	47	311

Net cash used in financing activities	(10,208)	(24,886)

Effect of foreign currency exchange rates on cash and cash equivalents	(298)	(76)

Net increase (decrease) in cash and cash equivalents	3,227	(9,577)

Cash and cash equivalents at beginning of the period	20,177	26,433

Cash and cash equivalents at end of the period	$23,404	$16,856

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$83	$1,262
Cash paid during the period for taxes	$3,116	$4,660

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars and shares in thousands)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Three Months Ended March 31, 2013:

None

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
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ZAGG Inc and subsidiaries (collectively, the “Company”, or “ZAGG”) designs, produces, and distributes creative product solutions such as protective coverings, keyboards, keyboard cases, earbuds, mobile power solutions, and device cleaning accessories for mobile devices under the family of ZAGG brands. Within the family of the ZAGG brand are products sold under the following brand names:  invisibleSHIELD®, ZAGGskins™, ZAGGbuds™, ZAGGsparq™, ZAGGfolio™, ZAGGmate™, ZAGGkeys™, ZAGGkeys PRO™, ZAGGkeys PRO Plus™, ZAGGkeys PROfolio, ZAGGkeys PROfolio+, ZAGGkeys MINI 7, and ZAGGkeys MINI 9.

In addition, the Company designs, produces, and distributes cases, Near-Field Audio™ amplifying speakers, earbuds, traditional headphones, and gaming headphones for mobile devices under the family of iFrogz brands in the value-priced lifestyle sector. Within the iFrogz brand are products sold under the following brand names: iFrogz™, Earpollution™, Caliber™, and Animatone™.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations and cash flows of the Company for the periods presented.  The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2012 Annual Report on Form 10-K.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

The consolidated financial statements include the accounts of ZAGG Inc and its wholly owned subsidiaries ZAGG International Distribution Limited, Patriot Corporation, ZAGG Intellectual Property Holding Co, Inc., ZAGG Retail, Inc., iFrogz, Inc., and iFrogz Europe SAS. All intercompany transactions and balances have been eliminated in consolidation.

(2) INVENTORIES

At March 31, 2013, and December 31, 2012, inventories consisted of the following:

	March 31, 2013	December 31, 2012

Finished goods	$36,378	$34,690
Raw materials	4,875	5,298
Total inventory	$41,253	$39,988

In addition, included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at March 31, 2013 and December 31, 2012 of $5,800 and $8,034, respectively.

(3) ASSET PURCHASE CREDITS

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

On May 2, 2012, management assigned these credits to a supplier in exchange for discounts on future purchases of products from the supplier. Management expects the discounts received to at least equal the value of the asset purchase credits assigned and that the discounts will be realized over approximately a three-year period. Management continues to classify these assets within prepaid expenses and other current assets, and noncurrent other assets on the condensed consolidated balance sheet based on when the discounts are expected to be realized. During the three months ended March 31, 2013, management utilized $50 of the asset purchase credits, which reduced the book value of the asset and was recorded through cost of sales in the accompanying condensed consolidated statement of operations. The remaining balance of $686 is included as a component of prepaid expenses and other current assets, and other noncurrent assets in the condensed consolidated balance sheet.

(4)  INVESTMENT IN HzO

HzO, Inc. (“HzO”) is a private company engaged in the development of water-blocking technologies for consumer and industrial applications. Management accounts for its investment in HzO under the equity method of accounting by recognizing ZAGG’s share of the earnings or losses of HzO in the periods in which they are reported by HzO in its separate financial statements, adjusted for the amortization of the basis difference between the Company’s investment in HzO and the Company’s underlying share in the net assets of HzO. For the three months ended March 31, 2013 and 2012, amortization of $68 and $82, respectively, was recorded. This amortization reduced the basis difference from $1,076 at December 31, 2012 to $1,008 at March 31, 2013. For the three months ended March 31, 2013 and 2012, the Company recorded a loss from investment in HzO of $607 and $436, respectively, which was recorded as a component of other income and (expense) in the consolidated statement of operations. As of March 31, 2013 and 2012, the Company held an ownership interest in the equity of HzO of 30.7% and 36.8%, respectively, consisting of 18,361 Series A Preferred Shares. The decrease in the Company’s ownership interest from March 31, 2012 to March 31, 2013, was due to an equity raise at HzO during the fourth quarter of 2012 when HzO issued 9,870 shares of Series B Preferred Stock to third party investors for cash of $2,500.

(5)  INTANGIBLE ASSETS

Impairment of Goodwill and Intangible Assets

For the year ended December 31, 2012, the Company recorded an impairment of goodwill in the amount of $5,441 when it was determined that the carrying value of goodwill exceeded its fair value, which was determined during an impairment analysis performed during the fourth quarter of 2012. In conjunction with the impairment test, the Company considered factors such as the overall decline in the market price of the company’s stock and decline in market capitalization for a sustained period as indicators for potential goodwill impairment. In determining the amount of impairment within the analysis, we considered both the income approach, utilizing a discounted cash flow analysis, and market approach, which considers what other purchasers and sellers in the market have paid for companies reasonably similar to the reporting unit.

The goodwill impairment of $5,441 was included as a component of impairment of goodwill and intangibles in the consolidated statement of operations during the fourth quarter of 2012 and reduced the carrying value of goodwill from $6,925 to $1,484 at December 31, 2012. There were no adjustments to goodwill during the first quarter of 2013.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)
In addition, during the fourth quarter of 2012, the Company made an important brand strategy adjustment to place greater emphasis on the promotion of our core brands, ZAGG and iFrogz. As a result of this decision, we determined that future cash flows under the EarPollution trademark likely would be less than previously estimated and that the trademark should be considered a definite-lived intangible asset. Management performed an impairment analysis during the fourth quarter of 2012, relying on a discounted cash flow analysis and market approach, and determined that the carrying amount of the trademark exceeded the fair value and an impairment charge of $5,917 was recorded at December 31, 2012 as a component of the impairment line in the consolidated statement of operations. As the trademark is now considered a definite-lived intangible, management commenced amortizing the trademark over an eight-year period on an accelerated basis consistent with our projected future cash flows from the trademark. Future amortization of this trademark is included in the estimated future amortization table below in this Note.

The Company also wrote-off $139 in internally developed software acquired in the iFrogz acquisition at December 31, 2012 as it was abandoned. The charge was included as a component of the goodwill and impairment line in the consolidated statement of operations at December 31, 2012.

Definite-lived Intangibles

Definite-lived intangibles as of March 31, 2013, and December 31, 2012, were as follows:

	As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Write-off of Fully Amortized Intangible	Transfers from Indefinite-life Classification	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(12,102)	$—	$—	$29,398	8.0 years
Non-compete agreements	4,100	(1,584)	—	—	2,516	4.8 years
Other Trademarks	3,500	(1,314)	—	—	2,186	9.7 years
EarPollution Trademark	2,383	(82)	—	—	2,301	8.0 years
Other	661	(412)	(61)	—	188	5.0 years
Acquired technology	564	(97)	—	—	467	7.0 years
Internet address	124	(56)	—	—	68	10.0 years
Patents	2,063	(470)	—	—	1,593	14.0 years
Total amortizable assets	$54,895	$(16,117)	$(61)	$—	$38,717	8.0 years

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Write-off	Transfers from Indefinite-life Classification	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(10,291)	$—	$—	$31,209	8.0 years
Non-compete agreements	4,100	(1,389)	—	—	2,711	4.8 years
Other Trademarks	3,500	(1,105)	—	—	2,395	9.7 years
EarPollution Trademark	—	—	—	2,383	2,383	8.0 years
Other	800	(446)	(139)	—	215	5.0 years
Acquired technology	564	(83)	—	—	481	7.0 years
Internet address	124	(53)	—	—	71	10.0 years
Patents	2,063	(423)	—	—	1,640	14.0 years
Total amortizable assets	$52,651	$(13,790)	$(139)	$2,383	$41,105	8.0 years

Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization.  The remaining definite-lived intangible assets are amortized using the straight line method over their estimated useful life.  For the three months ended March 31, 2013 and 2012, amortization expense was $2,388 and $2,435, respectively. Amortization expense was primarily recorded as a component of operating expense, however, amortization expense related to acquired technology for the three months ended March 31, 2013 and 2012, of $14 and $13, respectively, was recorded as a component of cost of sales.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Estimated future amortization expense is as follows:

Remaining 2013	$7,202
2014	8,422
2015	7,233
2016	5,868
2017 and thereafter	9,992
Total	$38,717

Indefinite-lived Intangibles

The gross carrying amount of indefinite-lived intangibles as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012

iFrogz Trademark	$16,800	$16,800

(6)  DEBT AND LETTERS OF CREDIT

Wells Fargo Term Loan and Revolving Line of Credit Facility

On December 7, 2012, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into a two-year, $84,000 credit facility (“Credit Agreement”) consisting of a $24,000 term loan (“Term Loan”) and a $60,000 revolving line of credit (“Line of Credit”), which Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $10,000. The Company’s obligations under the Credit Agreement were secured by all or substantially all of the Company’s domestic assets and over 50% of the equity in foreign subsidiaries. As of March 31, 2013 and December 31, 2012, the Company had an outstanding balance of $24,000 and $24,000, respectively, on the Term Loan; an outstanding balance of $17,749 and $22,173, respectively, on the Line of Credit; and no letters of credit had been issued.

The Term Loan requires quarterly payments of $2,000 payable on the first day of each quarter commencing on April 1, 2013, and continuing up to and including October 1, 2014. A final installment payment consisting of the remaining unpaid balance is due on December 1, 2014. A mandatory additional principal payment of $500 is required for each fiscal quarter in which total liabilities to tangible net worth (as those terms are defined in the Credit Agreement) exceeds 1.50 to 1.00, commencing with the Company’s fiscal quarter ending December 31, 2012. At March 31, 2013, no mandatory principal payment was required.

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

For the three months ended March 31, 2013, $14 in unused line fees had been incurred and was included as a component of interest expense in the consolidated statement of operations.

The weighted average interest rate on all outstanding borrowings at March 31, 2013, was 1.63%. At March 31, 2013 the effective interest rate was 2.31%.

The Company incurred and capitalized $238 of direct costs related to the issuance of the Term Loan and Line of Credit.  The Company amortizes these deferred loan costs under the effective interest rate method.  For the three months ended March 31, 2013, the Company amortized $30 of these loan costs, which is included as a component of interest expense in the consolidated statement of operations.  The carrying value of deferred loan costs at March 31, 2013 and December 31, 2012, was $200 and $230, respectively, and is included as a component of noncurrent other assets in the consolidated balance sheet.

Attached to the Credit Agreement are a number of financial and non-financial debt covenants. At March 31, 2013, the Company was in compliance with all covenants associated with the Credit Agreement.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Mandatory payments under the Credit Agreement are presented in the following table:

Mandatory Payments
Remaining 2013	$6,000
2014	35,749
Total	$41,749

PNC & Cerberus Term Loan and Revolving Credit Facility

On June 21, 2011, and in conjunction with the acquisition of iFrogz, the Company entered into a financing agreement (the “Financing Agreement”) led by Cerberus Business Finance, LLC (“Cerberus”) and PNC Bank National Association (“PNC”), which was acting as the administrative bank.  The Financing Agreement consisted of a $45,000 term loan (“Cerberus Term Loan”), a $45,000 revolving credit facility (“Revolving Credit Facility”), and a $5,000 letters of credit facility, which was a subset of the $45,000 Revolving Credit Facility.  The Company’s obligations under the Financing Agreement were secured by all or substantially all of the Company’s assets.  The Cerberus Term Loan would have matured on June 20, 2016, and the Revolving Credit Facility and letters of credit would have matured on June 20, 2014.

There were no scheduled payments on either the Cerberus Term Loan or Revolving Credit Facility prior to maturity, though the Company made a $4,000 payment on the Cerberus Term Loan and a $23,000 payment on the Revolving Credit Facility during the first quarter of 2012.

Starting July 1, 2011, the Company began paying a commitment fee of 0.375% on the unused portion of the borrowing capacity under the Revolving Credit Facility based on the average principal amount outstanding for the month compared to $45,000. For the three months ended March 31, 2012, the Company incurred $21 in commitment fees, which is included as a component of interest expense in the consolidated statement of operations.

The Company incurred and capitalized $2,538 of direct costs related to the issuance of the Term Loan and Revolving Credit Facility.  Of the total amount incurred, $1,699 was directly related to the Term Loan and $839 was directly related to the Revolving Credit Facility.  As neither debt instrument had a mandatory payment schedule and the entire balance of each was due at maturity, the Company amortized these deferred loan costs on a straight-line basis over the respective terms of the loan:  the Term Loan was being amortized through June 20, 2016, and the Revolving Credit Facility through June 20, 2014.  For the three months ended March 31, 2012, the Company amortized $154 of these loan costs, which is included as a component of interest expense in the condensed consolidated statement of operations.  In addition, the Company recorded additional amortization of $132 through interest expense due to the $4.0 million payment on the Term Loan prior to maturity. The carrying value of deferred loan costs at March 31, 2012, was $1,923 and is included as a component of noncurrent other assets in the condensed consolidated balance sheet.

As discussed above, on December 7, 2012, the Company paid off the entire outstanding balance on the Cerberus Term Loan and Revolving Credit Facility, and the Financing Agreement with PNC and Cerberus was terminated. As this agreement was terminated, the Company wrote-off the remaining $1,509 balance of deferred loan costs during the fourth quarter of 2012.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)
(7)  STOCK-BASED COMPENSATION

Common Stock Options – For the three months ended March 31, 2013 and 2012, the Company granted zero stock option awards, though stock options awards were granted in periods prior to March 31, 2012.

The Company recorded share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.  During the three months ended March 31, 2013 and 2012, the Company recorded equity-based compensation expense related to stock options of $96 and $270, respectively.

Warrants – During the three months ended March 31, 2013 and 2012, the Company issued warrants for investor relations consulting services for zero and 50 common shares, respectively, exercisable at $9.02 per share, expiring in 5 years and which vested upon issuance. The warrant grants were valued using the Black-Scholes option pricing model based on the fair value of the Company’s common stock on the date of grant, expected term equal to the contractual term, expected volatility weighted between the Company’s historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term, and risk-free rate for the expected term based on the U.S. Treasury yield curve on the grant date.  For the three months ended March 31, 2013 and 2012, the Company recorded expense of zero and $311, respectively, for these warrants.

For the three months ended March 31, 2012 the following assumptions were used in determining the fair value of warrants granted:

Three Months Ended March 31, 2012
Expected dividend yield	0.0%
Risk-free interest rate	0.81%
Expected term (years)	5.0 years
Expected volatility	89.50%

Restricted Stock - The Company granted 258 and 293 shares of restricted stock during the three months ended March 31, 2013 and 2012, respectively. The shares of restricted stock granted during the three months ended March 31, 2013 and 2012, were estimated to have a weighted-average fair value per share of $7.35 and $9.37, respectively. The fair value of the restricted stock granted is based on the closing share price of the Company’s common stock on the date of grant.  The shares of restricted stock vest annually on a straight-line basis over a 12-month to three-year vesting term, depending on the terms of the individual grant.

The Company recorded share-based compensation expense only for those shares of restricted stock that are expected to vest.  The estimated fair value of the restricted stock is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.  During the three months ended March 31, 2013 and 2012, the Company recorded equity-based compensation expense related to restricted stock of $942 and $761, respectively, which is included as a component of selling, general, and administrative expense.

(8)  INCOME TAXES

The Company’s effective tax rate was 24.0% and 36.9% for the three months ended March 31, 2013 and 2012, respectively.  The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, and favorable tax rates associated with certain earnings from the Company’s operations in Ireland and global tax strategy. All earnings at foreign locations are considered to be permanently re-invested for tax purposes.

(9)  EARNINGS PER SHARE

Basic earnings per common share excludes dilution and is computed by dividing net income by weighted average number of shares of common stock outstanding during the period.  Diluted earnings per common share reflect the potential dilution that could occur if stock options or other common stock equivalents were exercised or converted into common stock. The dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Net income	$876	$5,112

Weighted average shares outstanding	31,052	29,924
Dilutive effect of warrants, restricted stock and stock options	674	1,493
Diluted shares	31,726	31,417
Earnings per share:
Basic	$0.03	$0. 17
Dilutive	$0.03	$0. 16

For the three months ended March 31, 2013 and 2012, warrants, restricted stock, and stock options to purchase 459, and 111, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

(10)  TREASURY STOCK

On December 13, 2012, the Company’s board of directors authorized the repurchase of up to $10,000 of the Company’s outstanding common stock. Under the approved repurchase plan, the share repurchases were to be made from time to time over the twelve-month period following the approval of the plan at the Company’s discretion.  The Company’s board of directors also authorized the Company to enter into a Rule 10b5-1 plan when appropriate.

During March 2013, the Company entered into a Rule 10b5-1 plan under which 797 shares of ZAGG Inc common stock were purchased for total cash consideration of $5,999, which includes fees of $21, from March 1, 2013 to March 14, 2013 at a weighted average price per share of $7.50. The consideration paid of $5,999 has been recorded within stockholders’ equity in the condensed consolidated balance sheet.

(11)  NOTE RECEIVABLE

In June 2008, Lorence Harmer became a member of the Company’s board of directors and in December 2009, was appointed as the chairman of the Audit Committee.  Mr. Harmer introduced the Company to a consumer electronics product, which became known as the ZAGGbox.  The ZAGGbox was intended to aggregate digital content such as music, pictures, videos, and movies into a single location so that users could share the content with most other networked media players, including mobile devices.  After investigating the market opportunity for the ZAGGbox, the Company determined in June 2009 that it wished to obtain certain rights for the development and sale of the ZAGGbox in North America.  The Company entered into negotiations with Teleportall, LLC (“Teleportall”), the owner of the technology used in the ZAGGbox, regarding production and distribution of the ZAGGbox.  On June 17, 2009, the Company issued its initial purchase order for ZAGGbox units in the amount of $3,500 and advanced to Teleportall a total of $1,153 representing a $200 non-recurring engineering (NRE) fee and $953 in payment of 30% of the total purchase price for the units ordered by the Company.  Mr. Harmer participated in the negotiations between the Company and Teleportall, and continued to represent the Company throughout 2009 and 2010 concerning the ZAGGbox.  In May 2010, the Company entered into a Distribution and License Agreement with Teleportall, which memorialized Teleportall’s agreement to manufacture and deliver ZAGGboxes to the Company and appointed the Company as the exclusive distributor for the ZAGGbox in North American.  Additionally, in May 2010, the Company entered into an agreement with Harmer Holdings, LLC, an affiliate of Mr. Harmer, under which Harmer Holdings, LLC agreed to repurchase unsold ZAGGboxes under certain circumstances.

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

Given Mr. Harmer’s default on the loan on September 23, 2011, and failure to cure the default on October 23, 2011, management determined that it was probable that the Company would be unable to collect all amounts due from Mr. Harmer according to the terms of the Note. As the Note became collateral-dependent upon Mr. Harmer’s default, management engaged various third-party certified appraisers and valuation specialists to assist management in its determination of the fair value of the collateral and whether it is sufficient to recover the Note balance. As of March 31, 2013, management noted that the estimated fair value of the underlying collateral was between $1,570 and $1,705. As management has not been able to ascertain whether Mr. Harmer owns 50% or 100% of Holdings, management used the low end of the above range ($1,570) and compared it to the carrying amount of the note of $1,149.  The remaining note balance of $1,149 appears to be collectable given management’s best estimate of the cash recovery on the collateral securing the Note (fair value, less cost to sell) of $1,570. Additionally, during the third quarter of 2011, the Company reclassified $566 of the Note as an offset to equity, representing the collateral secured by ZAGG common stock, which management has taken steps to recover to repay the Note, as noted below. Ultimately, any recovery in excess of the carrying value of the Note will be recognized when realized.

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

At March 31, 2013, the total unpaid principal balance, including accrued interest, late fees and costs incurred in collection, totaled $3,552.

(12)   FAIR VALUE MEASURES

Fair Value of Financial Instruments

At March 31, 2013, and December 31, 2012, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a note receivable, a line of credit, and a term loan. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these financial instruments.  The carrying value of the debt balances approximate fair value because the variable interest rates reflect current market rates.

In addition, as discussed in Note 11, management records an impairment on the note receivable if the fair value of the underlying collateral is less than the carrying amount.  Management determined the fair value of assets that collateralize the note receivable, which includes real property, interests in entities that own real property, and 80 shares of the Company’s stock that carry a restrictive legend until two months after the note receivable is paid in full.  Management determined that the fair value of the collateral exceeded the carrying value of the note receivable at March 31, 2013.

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

At March 31, 2013, and December 31, 2012, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown:

		Fair Value Measurements Using:
	March 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$666	$666	—	—

		Fair Value Measurements Using:
	December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$452	$452	—	—

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

There were no assets held at March 31, 2013, measured at fair value on a non-recurring basis that resulted in a change in carrying value during the period.

The following table presents assets held as of December 31, 2012, measured at fair value on a non-recurring basis using the level of inputs shown at the time of impairment.

		Fair Value Measurements Using:
	December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Goodwill	$1,484	—	—	$1,484
EarPollution trademark	$2,383	—	—	$2,383

As discussed in Note 5, at December 31, 2012, management performed an impairment analysis over each asset and ultimately recorded a $5,441 goodwill impairment and an impairment of $5,917 on the EarPollution trademark. Thus, the balances in the table reflect the fair value at December 31, 2012. The fair value of goodwill and the EarPollution trademark were determined using various valuation methods, including the income and market approaches. Under the income approach, the estimate of the present value of expected future cash flows was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical operating data projected into the future based on the Company’s current expectations.  Various market approaches were utilized to determine appropriate royalty rates applicable to the valuation of the EarPollution trademark, to determine appropriate comparable company market multiples to estimate the value of the iFrogz reporting unit, and to estimate the overall value of the consolidated entity. The fair value for these assets was updated at March 31, 2013, noting no further impairment.

(13)  CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2013.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

At March 31, 2013, approximately 62% of the balance of accounts receivable was due from two customers, each with a balance greater than 10% of the total accounts receivable balance. No other customer account balances were more that 10% of accounts receivable. At December 31, 2012, approximately 56% of the balance of accounts receivable was due from one customer. No other customer account balances were more that 10% of accounts receivable.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

In addition, the Company purchases all inventory from Asia through one third party sourcing company.  Management is aware of other manufacturing sources that it could utilize if there was a disruption in the operations of the third party sourcing Company.  A change in the sourcing Company, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

Concentration of sales

For the three months ended March 31, 2013, two customers individually accounted for over 10% of the quarterly revenues at 30% and 12%.  No other customer account balances were more that 10% of sales.  For the three months ended March 31, 2012, three customers individually accounted for over 10% of the quarterly revenues at 28%, 12%, and 10%. No other customer account balances were more that 10% of sales. If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the three months ended March 31, 2013 and 2012, was approximately:

	Three months ended March 31, 2013	Three months ended March 31, 2012
United States	90%	89%
Europe	5%	6%
Other	5%	5%

(14)  COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2017.  Future minimum rental payments required under the operating leases at March 31, 2013 are as follows:

Remaining 2013	$1,025
2014	987
2015	661
2016	617
2017 and thereafter	302
Total	$3,592

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

For the three months ended March 31, 2013 and 2012, rent expense was $411 and $357, respectively. Rent expense for the three months ended March 31, 2013 and 2012 was net of sublease income of $209 and zero, respectively.

Commercial Litigation

Ricks v. Scott Huskinson et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120907697.  On November 15, 2012, Craig Ricks (“Ricks”) filed a lawsuit in Utah state court against the Company, its wholly owned subsidiary iFrogz, Inc., formerly known as Reminderband, Inc. (“iFrogz”), Scott Huskinson (“Huskinson”), Clay Broadbent (“Broadbent”), and Reminderband, Inc., formerly known as Two Ten Squared, Inc. (“Reminderband”).  In this lawsuit, Ricks alleges that Huskinson and Broadbent maliciously denied him an equitable ownership interest in iFrogz.  The complaint asserts claims for conversion, constructive trust, civil conspiracy, fraud and fraudulent inducement, breach of contract and breach of the implied covenant of good faith and fair dealing.  On December 31, 2012, the Company and iFrogz filed an answer denying liability.  On April 26, 2013, the parties agreed that the case would be dismissed with prejudice.  The Company is indemnified by Huskinson and Broadbent for all losses incurred related to this case, including legal fees.

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

If the Claim Conditions are not met, the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500 of the Warrants. There can be no assurance that the USPTO will issue a patent on the CIP Application that meets the requirements of the Claim Conditions. As of March 31, 2013, no applicable patent had been issued by the USPTO.

Class Action Lawsuits

James H. Apple, et al. v. ZAGG Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00852; Ryan Draayer, et al. v. Zagg Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00859.  On September 6 and 10, 2012, two putative class action lawsuits were filed by purported Company shareholders against the Company, Randall Hales, Brandon O’Brien, Edward Ekstrom, and Cheryl Larabee, as well as Robert G. Pedersen II, our former Chairman and CEO, and Shuichiro Ueyama, a former member of our Board of Directors.  These lawsuits were subsequently amended by a complaint filed on May 6, 2013.  The plaintiffs seek certification of a class of purchasers of our stock between October 15, 2010 and August 17, 2012.  The plaintiffs claim that as a result of Mr. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as our CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934 (the “Exchange Act”).  On March 7, 2013, the U.S. District Court for the District of Utah consolidated the Apple and Draayer actions and assigned the caption In re Zagg, Inc. Securities Litigation.  The Company has not yet responded to the complaints.  The Company intends to vigorously defend against them.

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

We establish liabilities when a particular contingency is probable and estimable. We have not accrued for any loss at March 31, 2013 in our consolidated financial statements as we do not consider a loss to be probable nor estimable.

(15)   SEGMENT REPORTING

As of December 31, 2012, the Company reported financial information on the following three reportable segments:  ZAGG, iFrogz, and HzO. During the first quarter of 2013, management consolidated a number of ZAGG/iFrogz processes and functions, which resulted in the announcement of the closure of the iFrogz office in Logan, UT and the lay-off of a number of iFrogz employees during the first quarter of 2013. Ultimately, it was decided that the two offices would be consolidated and that all teams that had previously operated independently, would now be combined. These teams include marketing, product development, product management, customer service, sales, accounting, and IT.

In addition, as the Company has continued to evolve as a mobile device accessories company, financial information reviewed and evaluated by the chief operating decision maker is at the consolidated company level, including budget and sales reviews.

During the first quarter of 2013, management also noted that HzO did not meet the quantitative thresholds to be reported as separate segment.

Due to the changes described above, management reassessed its reportable segments during the first quarter of 2013 and concluded that the Company should be a single reportable segment. Please refer to the condensed consolidated balance sheet and condensed consolidated statement of operations for financial information for the consolidated company.

(16)  SUBSEQUENT EVENTS

On May 2013, HzO and certain current and new HzO investors (the “HzO Investors”) closed on the first tranche of the Series B Preferred Extension Stock Purchase Agreement (the “Agreement”). Under the terms of the Agreement, HzO issued 20,978 shares of Series B Preferred Stock to the HzO Investors for net cash of $5,314. Neither ZAGG nor ZAGG executives participated in this equity raise. Prior to this transaction, ZAGG held an ownership interest of 30.7% of the then outstanding shares of HzO. Following this transaction, ZAGG holds an ownership interest of 22.7% of the outstanding shares of HzO.

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

We maintain our headquarters at 3855 South 500 West, Suites B, C, D, I, J, K, L, M, N, O, P, Q, R and S, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699.  Our website addresses are www.zagg.com and www.ifrogz.com.  Information contained on, or accessible through, our websites is not a part of, and is not incorporated by reference into, this report.

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

During January 2013 at the International Consumer Electronics Show (“CES”), the Company launched the ZR-NC noise-cancelling headphones and the ZR-SIX ear buds. In addition, in January 2013, the Company launched the Origin desktop speaker. The Origin desktop speaker is an innovative 2-in-1 desktop and portable Bluetooth® speaker system, the first of its kind on the market. The small, portable speaker provides users with crisp, high fidelity sound on the go and seamlessly transfers music to the large desktop speaker when docked. The combination of the two speakers produces big, room-filling sound with prominent bass. The small portable speaker also receives a charge to its battery when docked in the desktop speaker. Powerful audio drivers let listeners turn up the volume as loud as they like without losing sound clarity or quality. It is expected the Origin will be available in the second quarter of 2013.

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

In January 2013 at CES, the Company introduced the Caliber Advantage. The Caliber Advantage is the first open development gaming controller for the Apple iPhone or iPod touch. It provides gamers with an enhanced console-style gaming experience that attaches directly to their Apple iPhone 5 or iPod touch. The Caliber Advantage controls the action via the device's Bluetooth® connection, providing the lightning-fast response needed for today's mobile gaming. The dual slide-out analog controls of the gaming handset feature tactile, responsive keys, for a tight and accurate gaming experience. The Caliber Advantage incorporates the accelerometer features of the iPhone while adding all of the benefits of a traditional gaming controller. The Caliber Advantage will also feature an integrated lithium polymer battery offering 10-12 hours of continuous play without the need for a charge. The Caliber Advantage utilizes technology that is specifically optimized for games developed by industry leaders such as Epic Games and Epic's ChAIR Entertainment for the ultimate gaming experience. Industry-leading developers will have the ability to easily integrate new and existing game titles with the Caliber Advantage's proprietary SDK. It is expected the Caliber Advantage will be available in the second quarter of 2013. The Caliber Advantage was an innovative design and engineering award honoree at the 2013 CES.

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

Reserve for sales returns and warranty liability

For product sales, the Company records revenue, net of estimated returns and discounts, when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Our return policy allows its end users and retailers rights to return purchased products.  In addition, the Company generally provides the ultimate consumer a warranty with each product.  Due to the nature of the invisibleSHIELD product line, returns for the invisibleSHIELD are generally not salvageable and are not included in inventory.  We estimate a reserve for sales returns and warranty and record the estimated reserve amount as a reduction of sales, and as a sales return reserve liability.  The estimate for sales returns and warranty requires management to make significant estimates regarding return rates for sales and warranty returns.  Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales return and warranty reserve.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (amounts in thousands, except per share data)

Net sales

Net sales for the quarter ended March 31, 2013, were $51,471 as compared to net sales of $55,480 for the quarter ended March 31, 2012, a decrease of $4,009 or 7%.

For the quarter ended March 31, 2013, sales of our invisibleSHIELD product line accounted for approximately 44% of our revenues, compared to 48% for the three months ended March 31, 2012.  For the quarter ended March 31, 2013, sales of our keyboard product line accounted for approximately 32% of our revenues, compared to 21% for the three months ended March 31, 2012.

For the quarter ended March 31, 2013, approximately 83% of our overall net sales were through our indirect channel, 12% was through our website, and 5% was through our mall cart and kiosk programs. For the quarter ended March 31, 2012, approximately 82% of our overall net sales were through our indirect channel, 13% was through our website, and 5% was through our mall cart and kiosk programs.

The decrease in revenue comparing the three months ended March 31, 2013 to 2012 was primarily related to the following:  (1) The Company’s sales are impacted significantly by device launches, particularly by launches of Apple products. During the first quarter of 2012, Apple launched the iPad 3, which significantly impacted our sales for the quarter, while during the first quarter of 2013, there was no comparable device launch. (2) The Company implemented a strategy to align ourselves with a limited number of key distributors in an effort to better manage channel pricing. As a result, this caused us to end our relationship with some of our distributors who we did not believe were aligned with our pricing strategy. While we signed on new strategic distributors during the quarter, the revenue generated by these new distributors combined with revenue from our previous distributors was below our internal forecast. (3) The Company also experienced lost revenue opportunities related to the invisibleSHIELD EXTREME and ZAGGkeys MINI 9, which ultimately were not well received by customers. (4) As the Company consolidated its operations and sales force during the first quarter, we missed some first quarter sales opportunities, particularly in the iFrogz audio line, as the sales force transitioned from a brand to customer focus.

Gross profit

Cost of sales includes raw materials, finished goods purchased from manufacturers, packing materials, and shipping and fulfillment costs. Gross profit for the quarter ended March 31, 2013, was $18,999 or approximately 37% of net sales, as compared to $26,933 or approximately 49% of net sales for the quarter ended March 31, 2012.  The decrease in gross profit percentage is due to the following factors:  (1) the continued product mix shift as the percentage of invisibleSHIELD sales decreased from 48% as a percentage of sales in the first quarter of 2012 to 44% in the first quarter of 2013, which is our highest margin product; at the same time, sales of lower margin products, such as keyboards increased from 21% of total sales to 32% over the same period; (2) increases in the inventory reserve for slow-moving inventory items; and (3) higher than expected air freight costs incurred to meet customer demand.

There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended March 31, 2013, were $16,992, an increase of $287 from total operating expenses for the quarter ended March 31, 2012, of $16,705. The $287 increase in operating expenses was primarily attributable to an increase in selling, general and administrative expenses. Specifically, the increase in selling, general and administrative expense related to (1) an overall increase in headcount compared to the first quarter of 2012, (2) certain severance and other expenses incurred during the first quarter of 2013 related to the consolidation of ZAGG and iFrogz processes and departments, and (3) the increase in other general expenses related to the overall growth of the Company over the past four quarters. This increase in selling, general, and administrative expenses was partially offset by reductions in marketing and advertising expenses, and amortization expense.

Income from operations

We reported income from operations of $2,007 for the quarter ended March 31, 2013 as compared to income from operations of $10,228 for the quarter ended March 31, 2012, a decrease of $8,221. The decrease in income from operations for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 is primarily attributable to lower sales as described above coupled with margin compression discussed in greater detail above.

Other expense

For the quarter ended March 31, 2013, total other expense was $854 as compared to other expense of $2,131 for the quarter ended March 31, 2012.  The decrease is primarily attributable to a significant reduction in interest expense from the Company’s new debt agreement with Wells Fargo entered into during the fourth quarter of 2012. This decrease in expense was partially offset by an increase in the loss from investment in HzO.

Income taxes

We recognized an income tax expense of $277 for the quarter ended March 31, 2013, compared to income tax expense of $2,985 for the quarter ended March 31, 2012. Our effective tax rate was 24.0% and 36.9% for the three months ended March 31, 2013 and 2012, respectively.  Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, and favorable tax rates associated with certain earnings from our operations in Ireland and our global tax strategy.

Net income

As a result of these factors, we reported net income of $876 or $0.03 per share on a fully diluted basis for the quarter ended March 31, 2013 as compared to net income of $5,112 or $0.16 per share on a fully diluted basis for the quarter ended March 31, 2012.

 Liquidity and Capital Resources

At March 31, 2013, our principle sources of liquidity were cash generated by operations, cash on-hand, and the issuance of a Term Loan and Line of Credit with Wells Fargo. Our principle uses of cash have been to fund working capital requirements and the continued growth of the business.

Cash and cash equivalents on-hand increased to $23,404 on March 31, 2013, from $20,177 on December 31, 2012, an increase of $3,227. The increase in cash is largely the result of positive cash from operations during the first quarter of 2013, offset by $4,424 in net payments on the Line of Credit and $5,999 in cash used to purchase treasury stock during the first quarter of 2013. Earnings from foreign operations are considered permanently re-invested and of the $23,404 cash balance on March 31, 2013, cash from foreign entities totaled $3,258, which constitutes 13.9% of the total cash and cash equivalents balance.

At March 31, 2013, we had working capital of $81,972 compared to $89,369 as of December 31, 2012.  The decrease is primarily attributable to the $4,424 in net payments on the Line of Credit and $5,999 in cash used to purchase treasury stock during the first quarter of 2013.

Based on our current level of operations, we believe that cash generated from operations, cash on hand, and available borrowings under our existing credit arrangements will be adequate to meet our currently expected capital expenditures and working capital needs for the next 12 months.

Debt and Letters of Credit

On December 7, 2012, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into a two-year, $84,000 credit facility (“Credit Agreement”) consisting of a $24,000 term loan (“Term Loan”) and a $60,000 revolving line of credit (“Line of Credit”), which Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $10,000. The Company’s obligations under the Credit Agreement were secured by all or substantially all of the Company’s domestic assets and over 50% of the equity in foreign subsidiaries. As of March 31, 2013 and December 31, 2012, the Company had an outstanding balance of $24,000 and $24,000, respectively, on the Term Loan; an outstanding balance of $17,749 and $22,173, respectively, on the Line of Credit; and no letters of credit had been issued.

The Term Loan requires quarterly payments of $2,000 payable on the first day of each quarter commencing on April 1, 2013, and continuing up to and including October 1, 2014. A final installment payment consisting of the remaining unpaid balance is due on December 1, 2014. A mandatory additional principal payment of $500 is required for each fiscal quarter in which total liabilities to tangible net worth (as those terms are defined in the Credit Agreement) exceeds 1.50 to 1.00, commencing with the Company’s fiscal quarter ending December 31, 2012. At March 31, 2013, no mandatory principal payment was required.

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

For the three months ended March 31, 2013, $14 in unused line fees had been incurred and was included as a component of interest expense in the consolidated statement of operations.

The weighted average interest rate on all outstanding borrowings at March 31, 2013, was 1.63%. At March 31, the effective interest rate was 2.31%.

The Company incurred and capitalized $238 of direct costs related to the issuance of the Term Loan and Line of Credit.  The Company amortizes these deferred loan costs under the effective interest rate method.  For the three months ended March 31, 2013, the Company amortized $30 of these loan costs, which is included as a component of interest expense in the consolidated statement of operations.  The carrying value of deferred loan costs at March 31, 2013 and December 31, 2012, was $200 and $230, respectively, and is included as a component of noncurrent other assets in the consolidated balance sheet.

Attached to the Credit Agreement are a number of financial and non-financial debt covenants. At March 31, 2013, the Company was in compliance with all covenants associated with the Credit Agreement.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of March 31, 2013:

	Payments on Debt	Interest on Debt	Operating Leases	Total contractual obligations
Remaining 2013	$6,000	$473	$1,025	$7,498
2014	35,749	522	987	37,258
2015	-	-	661	661
2016	-	-	617	617
2017 and thereafter	-	-	302	302
Total	$41,749	$995	$3,592	$46,336

(1)	Unrecognized uncertain tax benefits of $152 are not included in the table above as we are not sure when the amount will be paid.

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

Item 4.              Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934 as of the end of the period covered by this Report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures are effective and were designed to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings (dollars and shares in thousands)

Commercial Litigation

Ricks v. Scott Huskinson et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120907697.  On November 15, 2012, Craig Ricks (“Ricks”) filed a lawsuit in Utah state court against the Company, its wholly owned subsidiary iFrogz, Inc., formerly known as Reminderband, Inc. (“iFrogz”), Scott Huskinson (“Huskinson”), Clay Broadbent (“Broadbent”), and Reminderband, Inc., formerly known as Two Ten Squared, Inc. (“Reminderband”).  In this lawsuit, Ricks alleges that Huskinson and Broadbent maliciously denied him an equitable ownership interest in iFrogz.  The complaint asserts claims for conversion, constructive trust, civil conspiracy, fraud and fraudulent inducement, breach of contract and breach of the implied covenant of good faith and fair dealing.  On December 31, 2012, the Company and iFrogz filed an answer denying liability.  On April 26, 2013, the parties agreed that the case would be dismissed with prejudice.  The Company is indemnified by Huskinson and Broadbent for all losses incurred related to this case, including legal fees.

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

If the Claim Conditions are not met, the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500 of the Warrants. There can be no assurance that the USPTO will issue a patent on the CIP Application that meets the requirements of the Claim Conditions. As of March 31, 2013, no applicable patent had been issued by the USPTO.

Class Action Lawsuits

James H. Apple, et al. v. ZAGG Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00852; Ryan Draayer, et al. v. Zagg Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00859.  On September 6 and 10, 2012, two putative class action lawsuits were filed by purported Company shareholders against the Company, Randall Hales, Brandon O’Brien, Edward Ekstrom, and Cheryl Larabee, as well as Robert G. Pedersen II, our former Chairman and CEO, and Shuichiro Ueyama, a former member of our Board of Directors. These lawsuits were subsequently amended by a complaint filed on May 6, 2013.  The plaintiffs seek certification of a class of purchasers of our stock between October 15, 2010 and August 17, 2012.  The plaintiffs claim that as a result of Mr. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as our CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934 (the “Exchange Act”).  On March 7, 2013, the U.S. District Court for the District of Utah consolidated the Apple and Draayer actions and assigned the caption In re Zagg, Inc. Securities Litigation.  The Company has not yet responded to the complaints.  The Company intends to vigorously defend against them.

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

We establish liabilities when a particular contingency is probable and estimable. We have not accrued for any loss at March 31, 2013 in our consolidated financial statements as we do not consider a loss to be probable nor estimable.

Item 1A.           Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), which could materially affect our business, financial condition or future results.  These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2012 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds (dollars and shares in thousands)

During the three months ended March 31, 2012, we issued the following securities:

We issued 167 shares of common stock upon the exercise of warrants to purchase 171 shares.  We received proceeds of $199 related to the exercise of the warrants.

On December 13, 2012, the Company’s board of directors authorized the repurchase of up to $10,000 of the Company’s outstanding common stock. Under the approved repurchase plan, the share repurchases were to be made from time to time over the twelve-month period following the approval of the plan at the Company’s discretion.  The Company’s board of directors also authorized the Company to enter into a Rule 10b5-1 plan when appropriate.

During March 2013, the Company entered into a Rule 10b5-1 plan under which 797 shares of ZAGG Inc common stock were purchased for total cash consideration of $5,999 as detailed in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2013	-	-	-	-
February 1 – February 28, 2013	-	-	-	-
March 1 – March 31, 2013	797	$7.50	797	823
Total	797	$7.50	797	823

(1)
The maximum number of shares that may yet be purchased under the repurchase plan has been determined based on the $4,001 remaining amount that is authorized for the purchase of ZAGG Inc common stock under the repurchase plan and the closing stock price on May 6, 2013 of $4.86. The actual number of shares that may be repurchased is dependent on the price of ZAGG Inc common stock.

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

ZAGG INC

Date: May 10, 2013	/s/ Randall L. Hales
Randall L. Hales,
Chief Executive Officer, President, & Director
(Principal executive officer)

Date: May 10, 2013	/s/ Brandon T. O’Brien
Brandon T. O’Brien
Chief Financial Officer
(Principal financial officer)