Form 10-Q
period 2013-06-30
ZAGG Inc
filed 2013-08-08
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INC
(Exact name of registrant as specified in its charter)

Nevada	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,786,274 common shares as of August 5, 2013.

ZAGG INC AND SUBSIDIARIES
FORM 10-Q

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS

Current assets
Cash and cash equivalents	$13,557	$20,177
Accounts receivable, net of allowances of $3,154 in 2013 and $2,974 in 2012	31,285	54,561
Inventories	46,835	39,988
Prepaid expenses and other current assets	5,336	9,547
Deferred income tax assets	7,510	6,912

Total current assets	104,523	131,185

Investment in HzO	789	2,013

Property and equipment, net of accumulated depreciation at $4,751 in 2013 and $3,317 in 2012	4,291	4,862

Goodwill	1,484	1,484

Intangible assets, net of accumulated amortization at $18,511 in 2013 and $13,790 in 2012	53,123	57,905

Deferred income tax assets	6,596	6,596

Note receivable	720	583

Other assets	767	1,457

Total assets	$172,293	$206,085

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$12,305	$19,027
Income taxes payable	2,030	3,062
Accrued liabilities	2,309	3,754
Accrued wages and wage related expenses	921	2,554
Deferred revenue	186	722
Current portion of note payable	8,000	6,000
Sales returns liability	3,862	6,697

Total current liabilities	29,613	41,816

Revolving line of credit	4,648	22,173

Noncurrent portion of note payable	14,000	18,000

Total liabilities	48,261	81,989

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized;
31,574 and 31,215 shares issued in 2013 and 2012, respectively	32	31
Additional paid-in capital	79,659	77,234
Accumulated other comprehensive income	(337)	(57)
Note receivable collateralized by stock	(428)	(566)
Treasury stock, 797 and 0 common shares in 2013 and 2012 respectively, at cost	(5,999)	-
Retained earnings	51,105	47,454

Total stockholders' equity	124,032	124,096

Total liabilities and stockholders' equity	$172,293	$206,085

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net sales	$51,198	$61,636	$102,669	$117,115
Cost of sales	29,663	33,231	62,135	61,777

Gross profit	21,535	28,405	40,534	55,338

Operating expenses:
Advertising and marketing	1,914	2,301	4,253	4,743
Selling, general and administrative	11,831	12,848	24,110	24,590
Amortization of definite-lived intangibles	2,374	2,469	4,748	4,891

Total operating expenses	16,119	17,618	33,111	34,224

Income from operations	5,416	10,787	7,423	21,114

Other income (expense):
Interest expense	(144)	(986)	(371)	(2,507)
Loss from equity method investment in HzO	(617)	(473)	(1,224)	(936)
Other income and (expense)	(27)	224	(47)	(22)

Total other expense	(788)	(1,235)	(1,642)	(3,465)

Income before provision for income taxes	4,628	9,552	5,781	17,649

Income tax provision	(1,854)	(3,740)	(2,130)	(6,726)

Net income	2,774	5,812	3,651	10,923

Earnings per share:

Basic earnings per share	$0.09	$0.19	$0.12	$0.36

Diluted earnings per share	$0.09	$0.18	$0.12	$0.35

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net income	$2,774	$5,812	$3,651	$10,923

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(66)	(347)	(280)	(368)

Total other comprehensive income (loss)	(66)	(347)	(280)	(368)

Comprehensive income	$2,708	$5,465	$3,371	$10,555

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

			Additional	Note Receivable			Cumulative	Total
	Common Stock		Paid-in	Collateralized	Treasury	Retained	Translation	Stockholders'
	Shares	Amount	Capital	By Stock	Stock	Earnings	Adjustment	Equity
Balances, December 31, 2012	31,215	$31	$77,234	$(566)	$-	$47,454	$(57)	$124,096

Net income	-	-	-	-	-	3,651	-	3,651
Other comprehensive loss	-	-	-	-	-	-	(280)	(280)

Purchase of 797 shares of treasury stock	-	-	-	-	(5,999)	-	-	(5,999)

Reclassification of note receivable to other asset	-	-	-	138	-	-	-	138
Option exercises	97	-	185	-	-	-	-	185
Restricted stock release	262	1	-	-	-	-	-	1
Option expense	-	-	162	-	-	-	-	162
Restricted stock expense	-	-	2,206	-	-	-	-	2,206
Tax shortfall related to share-based payments	-	-	(128)	-	-	-	-	(128)

Balances, June 30, 2013	31,574	$32	$79,659	$(428)	$(5,999)	$51,105	$(337)	$124,032

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net income	$3,651	$10,923
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	2,368	2,525
Excess tax benefits related to share-based payments	(48)	(485)
Depreciation and amortization	6,218	5,684
Loss from equity method investment in HzO	1,224	936
Loss on disposal of equipment	-	279
Deferred income taxes	(598)	(771)
Amortization of deferred loan costs	60	441
Expense related to issuance of warrants	-	311
Impairment of investment	591	-
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	23,241	4,947
Inventories	(6,906)	(4,623)
Prepaid expenses and other current assets	4,236	(4,009)
Other assets	-	(218)
Accounts payable	(6,717)	323
Income taxes payable	(1,159)	(2,901)
Accrued liabilities	(1,478)	(1,676)
Accrued wages and wage related expenses	(1,584)	(156)
Deferred revenues	(536)	26
Sales return liability	(2,830)	148

Net cash provided by operating activities	19,733	11,704

Cash flows from investing activities
Deposits on and purchase of intangible assets	-	(71)
Purchase of property and equipment	(869)	(1,631)

Net cash used in investing activities	(869)	(1,702)

Cash flows from financing activities
Proceeds from revolving credit facilities	35,860	2,280
Payments on revolving credit facilities	(53,385)	(23,000)
Payments on term loan	(2,000)	(4,000)
Purchase of treasury stock	(5,999)	-
Proceeds from exercise of warrants and options	186	628
Excess tax benefits related to share-based payments	48	485

Net cash used in financing activities	(25,290)	(23,607)

Effect of foreign currency exchange rates on cash and cash equivalents	(194)	(348)

Net decrease in cash and cash equivalents	(6,620)	(13,953)

Cash and cash equivalents at beginning of the period	20,177	26,433

Cash and cash equivalents at end of the period	$13,557	$12,480

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$241	$2,219
Cash paid during the period for taxes	$3,759	$10,350
		.

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars and shares in thousands)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Six Months Ended June 30, 2013:

Reclassification of $138 from note receivable collateralized by stock to note receivable.

For the Six Months Ended June 30, 2012:

Foreclosure on real property valued at $250 that served as collateral to a note receivable (foreclosed property recorded as a component of other noncurrent assets in the condensed consolidated balance sheet).

Foreclosure on private company stock and warrants of $516 that served as collateral to a note receivable (foreclosed property recorded as a component of other noncurrent assets in the condensed consolidated balance sheet).

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(1)	NATURE OF OPERATIONS AND BASIS OF PRESENTATION INVENTORIES

ZAGG Inc and subsidiaries (collectively, the “Company” or “ZAGG”) design, produce, and distribute creative product solutions such as protective coverings, keyboards, keyboard cases, headphones, earbuds, mobile power solutions, and device cleaning accessories for mobile devices under the family of ZAGG brands. Within the family of the ZAGG brand are products sold under the following brand names:  invisibleSHIELD®, ZAGGbuds™, ZAGGsparq™, ZAGGfolio™, ZAGGmate™, ZAGGkeys™, ZAGGkeys PRO™, ZAGGkeys PRO Plus™, ZAGGkeys PROfolio, ZAGGkeys PROfolio+, ZAGGkeys MINI 7, and ZAGGkeys MINI 9.

In addition, the Company designs, produces, and distributes cases, Near-Field Audio™ amplifying speakers, earbuds, traditional headphones, and gaming headphones for mobile devices under the family of iFrogz brands in the value-priced lifestyle sector. Within the iFrogz brand are products sold under the following brand names: iFrogz™, Earpollution™, Caliber™, and Animatone™.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations, and cash flows of the Company for the periods presented.  The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2012 Annual Report on Form 10-K.  Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

The consolidated financial statements include the accounts of ZAGG Inc and its wholly owned subsidiaries ZAGG International Distribution Limited; Patriot Corporation; ZAGG Intellectual Property Holding Co, Inc.; ZAGG Retail, Inc.; iFrogz, Inc.; and iFrogz Europe SAS. All intercompany transactions and balances have been eliminated in consolidation.

(2)	INVENTORIES

At June 30, 2013, and December 31, 2012, inventories consisted of the following:

	June 30, 2013	December 31, 2012

Finished goods	$41,973	$34,690
Raw materials	4,862	5,298
Total inventory	$46,835	$39,988

In addition, included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at June 30, 2013 and December 31, 2012 of $2,479 and $8,034, respectively.

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

On May 2, 2012, management assigned these credits to a supplier in exchange for discounts on future purchases of products from the supplier. Management expects the discounts received to at least equal the value of the asset purchase credits assigned and will be realized over approximately a three-year period. Despite the change in character, management continues to classify these assets within prepaid expenses and other current assets, and noncurrent other assets on the condensed consolidated balance sheet based on when the discounts are expected to be realized. During the three and six months ended June 30, 2013, management utilized $80 and $130, respectively, of the asset purchase credits. The current balance of $606 is included as a component of prepaid expenses and other current assets, and other noncurrent assets in the condensed consolidated balance sheet.

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

For the three months ended June 30, 2013 and 2012, amortization of $57 and $82, respectively, was recorded. For the six months ended June 30, 2013 and 2012, amortization of $125 and $163, respectively, was recorded. This amortization reduced the basis difference from $1,076 at December 31, 2012 to $951 at June 30, 2013.

For the three months ended June 30, 2013 and 2012, the Company recorded a loss from investment in HzO of $617 and $473, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded a loss from investment in HzO of $1,224 and $936, respectively. The loss from investment in HzO was recorded as a component of other income and (expense) in the consolidated statement of operations in each respective period.

As of June 30, 2013 and December 31, 2012, the Company held an ownership interest in the equity of HzO of 22.7% and 30.7%, respectively, consisting of 18,361 Series A Preferred Shares. The decrease in the Company’s ownership interest from December 31, 2012 to June 30, 2013, was due to an equity raise by HzO during the second quarter of 2013 when HzO issued 20,978 shares of Series B Preferred Stock to third party investors for net cash of $5,314. Neither ZAGG nor ZAGG executives participated in the equity raise.

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

The goodwill impairment of $5,441 was included as a component of impairment of goodwill and intangibles in the consolidated statement of operations during the fourth quarter of 2012 and reduced the carrying value of goodwill from $6,925 to $1,484 at December 31, 2012. There were no adjustments to goodwill during the three and six months ended June 30, 2013.

In addition, during the fourth quarter of 2012, the Company made an important brand strategy adjustment to place greater emphasis on the promotion of our core brands, ZAGG and iFrogz. As a result of this decision, we determined that future cash flows under the EarPollution trademark likely would be less than previously estimated and that the trademark should be considered a definite-lived intangible asset. Management performed an impairment analysis during the fourth quarter of 2012, relying on a discounted cash flow analysis and market approach. At that time, management determined that the carrying amount of the trademark exceeded the fair value and an impairment charge of $5,917 was recorded at December 31, 2012 as a component of the impairment line in the consolidated statement of operations. As the trademark is now considered a definite-lived intangible, management commenced amortizing the trademark over an eight-year period on an accelerated basis consistent with our projected future cash flows from the trademark. Future amortization of this trademark is included in the estimated future amortization table below in this Note.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

At December 31, 2012, the Company also wrote-off $139 in internally developed software acquired in the iFrogz acquisition as the software was abandoned. The charge was included as a component of the goodwill and impairment line in the consolidated statement of operations at December 31, 2012.

Definite-lived Intangibles

Definite-lived intangibles as of June 30, 2013, and December 31, 2012, were as follows:

	As of June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Write-off of Fully Amortized Intangible	Transfers from Indefinite-life Classification	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(13,914)	$—	$—	$27,586	8.0 years
Non-compete agreements	4,100	(1,779)	—	—	2,321	4.8 years
Other Trademarks	3,500	(1,412)	—	—	2,088	9.7 years
EarPollution Trademark	2,383	(277)	—	—	2,106	8.0 years
Other	661	(436)	(61)	—	164	5.0 years
Acquired technology	564	(117)	—	—	447	7.0 years
Internet address	124	(59)	—	—	65	10.0 years
Patents	2,063	(517)	—	—	1,546	14.0 years
Total amortizable assets	$54,895	$(18,511)	$(61)	$—	$36,323	8.0 years

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Write-off	Transfers from Indefinite-life Classification	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(10,291)	$—	$—	$31,209	8.0 years
Non-compete agreements	4,100	(1,389)	—	—	2,711	4.8 years
Other Trademarks	3,500	(1,105)	—	—	2,395	9.7 years
EarPollution Trademark	—	—	—	2,383	2,383	8.0 years
Other	800	(446)	(139)	—	215	5.0 years
Acquired technology	564	(83)	—	—	481	7.0 years
Internet address	124	(53)	—	—	71	10.0 years
Patents	2,063	(423)	—	—	1,640	14.0 years
Total amortizable assets	$52,651	$(13,790)	$(139)	$2,383	$41,105	8.0 years

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization.  The remaining definite-lived intangible assets are amortized using the straight line method over their estimated useful life. For the three and six months ended June 30, 2013, amortization expense was $2,394 and $4,782, respectively. Of the total amortization expense for the three and six months ended June 30, 2013, $20 and $34, respectively, is classified within cost of goods sold.

For the three and six months ended June 30, 2012, amortization expense was $2,488 and $4,923, respectively. Of the total amortization expense for the three and six months ended June 30, 2012, $19 and $32, respectively, is classified within cost of goods sold.

Estimated future amortization expense is as follows:

Remaining 2013	$4,808
2014	8,422
2015	7,233
2016	5,868
2017 and thereafter	9,992
Total	$36,323

Indefinite-lived Intangibles

The gross carrying amount of indefinite-lived intangibles as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012

iFrogz Trademark	$16,800	$16,800

(6)  DEBT AND LETTERS OF CREDIT

Wells Fargo Term Loan and Revolving Line of Credit Facility

On December 7, 2012, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into a two-year, $84,000 credit facility (“Credit Agreement”) consisting of a $24,000 term loan (“Term Loan”) and a $60,000 revolving line of credit (“Line of Credit”), which Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $10,000. The Company’s obligations under the Credit Agreement were secured by all or substantially all of the Company’s domestic assets and over 50% of the equity in foreign subsidiaries. As of June 30, 2013 and December 31, 2012, the Company had an outstanding balance of $22,000 and $24,000, respectively, on the Term Loan; an outstanding balance of $4,648 and $22,173, respectively, on the Line of Credit; and no letters of credit had been issued.

The Term Loan requires quarterly payments of $2,000 payable on the first day of each quarter commencing on April 1, 2013, and continuing up to and including October 1, 2014. A final installment payment consisting of the remaining unpaid balance is due on December 1, 2014. A mandatory additional principal payment of $500 is required for each fiscal quarter in which total liabilities to tangible net worth (as those terms are defined in the Credit Agreement) exceeds 1.50 to 1.00, commencing with the Company’s fiscal quarter ending December 31, 2012. At June 30, 2013, no mandatory principal payment was required.

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

For the three and six months ended June 30, 2013, $21 and $35, respectively, in unused line fees had been incurred and were included as a component of interest expense in the consolidated statement of operations.

The weighted average interest rate on all outstanding borrowings at June 30, 2013, was 1.63%, and the effective interest rate was 2.31%.

The Company incurred and capitalized $238 of direct costs related to the issuance of the Term Loan and Line of Credit.  The Company amortizes these deferred loan costs under the effective interest rate method.  For the three and six months ended June 30, 2013, the Company amortized $30 and $60, respectively, of these loan costs, which is included as a component of interest expense in the consolidated statement of operations.  The carrying value of deferred loan costs at June 30, 2013 and December 31, 2012, was $170 and $230, respectively, and is included as a component of noncurrent other assets in the consolidated balance sheet.

Attached to the Credit Agreement are a number of financial and non-financial debt covenants. At June 30, 2013, the Company was in compliance with all covenants associated with the Credit Agreement.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Mandatory payments under the Credit Agreement are presented in the following table:
Mandatory Payments
Remaining 2013	$4,000
2014	22,648
Total	$26,648

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

As of June 30, 2012, $41,000 of the Term Loan was outstanding after a payment of $4,000 was made in March 2012; $2,612 of the Revolving Credit Facility was outstanding after payments totaling $23,000 were made in March 2012; and no letters of credit were outstanding. These payments were made although no scheduled payments on either the Cerberus Term Loan or Revolving Credit Facility were required prior to maturity.

At the election of the Company, borrowings under the Financing Agreement bore interest at either the Reference Rate plus an applicable margin or the Eurodollar Rate plus an applicable margin, both as defined in the Financing Agreement.  All borrowings were made under the Reference Rate, which was calculated as the greater of (1) 2.75%, (2) the Federal Funds Effective Rate plus 0.50%, (3) the Eurodollar Rate plus 1.00%, or (4) the rate of interest publicly announced by PNC Financial Service Group, Inc. as its reference rate, base rate, or prime rate.  The applicable margin for the Reference Rate was 4.00%.  At June 30, 2012, the weighted average interest rate on all outstanding borrowings was 7.25%. At June 30, 2012, the effective interest rate was 8.17%.

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

The Company incurred and capitalized $2,538 of direct costs related to the issuance of the Cerberus Term Loan and Revolving Credit Facility.  Of the total amount incurred, $1,699 was directly related to the Cerberus Term Loan and $839 was directly related to the Revolving Credit Facility.  As neither debt instrument had a mandatory payment schedule and the entire balance of each is due at maturity, the Company amortized these deferred loan costs on a straight-line basis over the respective terms of the loan:  the Term Loan was being amortized through June 20, 2016, and the Revolving Credit Facility through June 20, 2014.  For the three and six months ended June 30, 2012, the Company amortized $154 and $309, respectively, of these loan costs.  The amortization of deferred loan costs is included as a component of interest expense in the condensed consolidated statement of operations.  In addition, during the six months ended June 30, 2012, the Company recorded additional amortization of $132 through interest expense due to the $4.0 million payment on the Cerberus Term Loan prior to maturity.

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

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(7)  STOCK-BASED COMPENSATION

Common Stock Options – For the three and six months ended June 30, 2013 and 2012, the Company granted zero stock option awards, though stock options awards were granted in periods prior to June 30, 2012.

The Company records share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three and six months ended June 30, 2013, the Company recorded equity-based compensation expense related to stock options of $66 and $162, respectively.
During the three and six months ended June 30, 2012, the Company recorded equity-based compensation expense related to stock options of $230 and $501, respectively.

Warrants – For the three and six months ended June 30, 2013, the Company issued zero warrants. During the three and six months ended June 30, 2012, the Company issued warrants for investor relations consulting services for zero and 50 common shares, respectively. Warrants granted during the six months ended June 30, 2012, are exercisable at $9.02 per share, expire five years after issuance, and vested upon issuance.

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

For the six months ended June 30, 2012, the following assumptions were used in determining the fair value of warrants granted:

Six Months Ended June 30, 2012
Expected dividend yield	0.0%
Risk-free interest rate	0.81%
Expected term (years)	5.0 years
Expected volatility	89.50%

Restricted Stock – During the three and six months ended June 30, 2013, the Company granted 7 and 265 shares of restricted stock, respectively. During the three and six months ended June 30, 2012, the Company granted 133 and 426 shares of restricted stock, respectively. The shares of restricted stock granted during the three and six months ended June 30, 2013, were estimated to have a weighted-average fair value per share of $5.28 and $7.24, respectively. The shares of restricted stock granted during the three and six months ended June 30, 2012, were estimated to have a weighted-average fair value per share of $10.68 and $9.78, respectively. The fair value of the restricted stock granted is based on the closing share price of the Company’s common stock on the date of grant.  The shares of restricted stock typically vest annually on a straight-line basis over a vesting period of up to three years, depending on the terms of the individual grant.

The Company recorded share-based compensation expense only for those shares of restricted stock that are expected to vest.  The estimated fair value of the restricted stock is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three and six months ended June 30, 2013, the Company recorded equity-based compensation expense related to restricted stock of $1,264 and $2,206, respectively. During the three and six months ended June 30, 2012, the Company recorded equity-based compensation expense related to restricted stock of $1,264 and $2,024, respectively. Stock compensation expense is included as a component of selling, general and administrative expense in the condensed consolidated statement of operations.

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

(8)  INCOME TAXES

For the three and six months ended June 30, 2013, the Company’s effective tax rate was 40.1% and 36.8% respectively. For the three and six months ended June 30, 2012, the Company’s effective tax rate was 39.2% and 38.1% respectively. The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, favorable tax rates associated with certain earnings from the Company’s operations in Ireland, and the Company’s global tax strategy. All earnings at foreign locations are considered to be permanently reinvested for tax purposes.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2013 and 2012:

	Three months ended
	June 30, 2013	June 30, 2012
Net income attributable to stockholders	$2,774	$5,812

Weighted average shares outstanding	30,739	30,277
Dilutive effect of warrants, restricted stock and stock options	479	1,461
Diluted shares	31,218	31,738
Earnings per share attributable to stockholders:
Basic	$0.09	$0.19
Dilutive	$0.09	$0.18

	Six months ended
	June 30, 2013	June 30, 2012
Net income attributable to stockholders	$3,651	$10,923

Weighted average shares outstanding	30,895	30,101
Dilutive effect of warrants, restricted stock and stock options	576	1,476
Diluted shares	31,471	31,577
Earnings per share attributable to stockholders:
Basic	$0.12	$0.36
Dilutive	$0.12	$0.35

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

For the three months ended June 30, 2013 and 2012, warrants, restricted stock, and stock options to acquire 459 and zero common shares, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

For the six months ended June 30, 2013 and 2012, warrants, restricted stock, and stock options to acquire 459 and 55 common shares, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

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

During March 2013, the Company entered into a Rule 10b5-1 plan under which 797 shares of ZAGG Inc common stock were purchased in the open market for total cash consideration of $5,999, which includes fees of $21, from March 1, 2013 to March 14, 2013 at a weighted average price per share of $7.50. The consideration paid of $5,999 has been recorded within stockholders’ equity in the condensed consolidated balance sheet.

No repurchases occurred during the second quarter of 2013.

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

On September 20, 2011, and prior to the due date of the first interest-only payment due on the Note, Mr. Harmer and two of his affiliates, Harmer Holdings, LLC, (“Holdings”) and Teleportall, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II (ZAGG’s now-former CEO), Brandon T. O’Brien (ZAGG’s CFO) and KPMG LLP (ZAGG’s independent registered public accounting firm).  KPMG was subsequently dismissed from the lawsuit.  In their lawsuit, the plaintiffs allege that the defendants defamed Mr. Harmer, breached the Harmer Agreement and interfered with other rights of the plaintiffs. The Company has responded to the plaintiffs’ claims, denying all of the material allegations made by the plaintiffs.  The Company believes the plaintiffs’ claims to be without merit and intends to vigorously defend against them.

Subsequently, Mr. Harmer failed to make the required interest-only payment to the Company due on September 23, 2011. Mr. Harmer failed to cure the default and ZAGG commenced foreclosure on the collateral securing the loan, which consists of real property, interests in entities that own real property, and restricted and free-trading securities, which included 45 shares of ZAGG common stock. In addition to the collateral, Mr. Harmer had also agreed that he would not sell 80 shares of ZAGG common stock until two months after the Note was paid in full.  Given the Note is full recourse, and the shares have a restrictive legend associated with repayment of the Note, the Company believes it can recover the 80 shares.

Following Mr. Harmer’s default on the loan, management determined that it was probable that the Company would be unable to collect all amounts due from Mr. Harmer according to the terms of the Note. As the Note became collateral-dependent upon Mr. Harmer’s default, management engaged various third-party certified valuation specialists to assist management in its determination of the fair value of the collateral and whether it is sufficient to recover the Note balance. As of June 30, 2013, management noted that the estimated fair value of the underlying collateral was between $1,415 and $1,551. As management has not been able to ascertain whether Mr. Harmer owns 50% or 100% of Holdings, management used the low end of the above range ($1,415) and compared it to the carrying amount of the note of $1,149.  The remaining note balance of $1,149 appears to be collectable given management’s best estimate of the cash recovery on the collateral securing the Note (fair value, less cost to sell) of $1,415. Additionally, the Company classified $428 of the Note as an offset to equity, representing the collateral secured by ZAGG common stock, which management has taken steps to recover to repay the Note, as noted below. If a decrease in the amount of the Note classified as an offset to equity occurs as a result of a decrease in the stock price, the Company reclassifies the difference back to the Note to the extent that there is sufficient underlying collateral in excess of the book value.  During the three months ended June 30, 2013, the Company reclassified $138 from equity to the Note to reflect the decrease in the Company’s stock price. Ultimately, any recovery in excess of the carrying value of the Note will be recognized when realized.

The Company determined the fair values of the collateral of the note receivable, which required significant estimates and assumptions. Management determined the value of the 80 shares of ZAGG common stock held by Mr. Harmer based on quoted market prices. The real estate holdings were valued primarily based on the sales comparison approach as sales of comparable properties were utilized. The investments in real estate companies were valued utilizing comparable market sales, a discounted cash flow analysis, and other appropriate valuation methodologies.

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

At June 30, 2013, the total unpaid principle balance, including accrued interest, late fees and costs incurred in collection, totaled $3,664.

(12)   FAIR VALUE MEASURES

Fair Value of Financial Instruments

At June 30, 2013, and December 31, 2012, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a note receivable, a line of credit, and a term loan. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these financial instruments.  The carrying value of the debt balances approximate fair value because the variable interest rates reflect current market rates.

In addition, as discussed in Note 11, management records an impairment on the note receivable if the fair value of the underlying collateral is less than the carrying amount.  Management determined the fair value of assets that collateralize the note receivable, which includes real property, interests in entities that own real property, and 80 shares of the Company’s stock that carry a restrictive legend until two months after the note receivable is paid in full.  Management determined that the fair value of the collateral exceeded the carrying value of the note receivable at June 30, 2013.

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

At June 30, 2013, and December 31, 2012, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown:

		Fair Value Measurements Using:
	June 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$74	$74	—	—

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

There were no assets held at June 30, 2013, measured at fair value on a non-recurring basis that resulted in a change in carrying value during the period.

The following table presents assets held as of December 31, 2012, measured at fair value on a non-recurring basis using the level of inputs shown at the time of impairment.

		Fair Value Measurements Using:
	December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Goodwill	$1,484	—	—	$1,484
EarPollution trademark	$2,383	—	—	$2,383

As discussed in Note 5, at December 31, 2012, management performed an impairment analysis over each asset and ultimately recorded a $5,441 goodwill impairment and an impairment of $5,917 on the EarPollution trademark. Thus, the balances in the table reflect the fair value at December 31, 2012. The fair value of goodwill and the EarPollution trademark were determined using various valuation methods, including the income and market approaches. Under the income approach, the estimate of the present value of expected future cash flows was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical operating data projected into the future based on the Company’s current expectations.  Various market approaches were utilized to determine appropriate royalty rates applicable to the valuation of the EarPollution trademark, to determine appropriate comparable company market multiples to estimate the value of the iFrogz reporting unit, and to estimate the overall value of the consolidated entity. The fair value for these assets was updated at June 30, 2013, noting no further impairment.

(13)  CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company places its cash with high-credit-quality financial institutions.  The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2013.

At June 30, 2013, approximately 56% of the balance of accounts receivable was due from two customers, each with a balance greater than 10% of the total accounts receivable balance. No other customer account balances were more that 10% of accounts receivable. At December 31, 2012, approximately 56% of the balance of accounts receivable was due from one customer. No other customer account balances were more that 10% of accounts receivable.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

Concentration of sales

For the three months ended June 30, 2013, two customers individually accounted for over 10% of the quarterly revenues at 24% and 19%.  No other customer account balances were more that 10% of sales.  For the three months ended June 30, 2012, one customer accounted for over 10% of the quarterly revenues at 31%. No other customer account balances were more that 10% of sales. If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the three months ended June 30, 2013 and 2012, was approximately:

	Three months ended June 30, 2013	Three months ended June 30, 2012
United States	90%	88%
Europe	5%	5%
Other	5%	7%

For the six months ended June 30, 2013, two customers individually accounted for over 10% of the quarterly revenues at 23% and 17%.  No other customer account balances were more that 10% of sales.  For the six months ended June 30, 2012, two customers individually accounted for over 10% of the quarterly revenues at 30% and 11%. No other customer account balances were more that 10% of sales. If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the six months ended June 30, 2013 and 2012, was approximately:

	Six months ended June 30, 2013	Six months ended June 30, 2012
United States	90%	88%
Europe	5%	6%
Other	5%	6%

(14)  COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2017.  Future minimum rental payments required under the operating leases at June 30, 2013 are as follows:

Remaining 2013	$608
2014	953
2015	661
2016	617
2017 and thereafter	302
Total	$3,141

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

For the three and six months ended June 30, 2013, rent expense was $425 and $836, respectively.  For the three and six months ended June 30, 2012, rent expense was $485 and $843, respectively. Rent expense is recognized on a basis which approximates straight line over the lease term.

Commercial Litigation

Ricks v. Scott Huskinson et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120907697.  On November 15, 2012, Craig Ricks (“Ricks”) filed a lawsuit in Utah state court against the Company, its wholly owned subsidiary iFrogz, Inc., and others.  Ricks subsequently abandoned his claims.  On May 20, 2013, the court entered an order confirming the dismissal, with prejudice, of all claims asserted in the lawsuit.

Lorence A. Harmer, et al v ZAGG Inc et al, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG and two of his affiliates, Harmer Holdings, LLC, and Teleportal, LLC, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen II (“Pedersen”), Brandon T. O’Brien (“O’Brien”) and KPMG LLP. KPMG has subsequently been dismissed from the lawsuit. This case is discussed in greater detail in Note 11, Note Receivable. In their lawsuit, the plaintiffs allege that the defendants defamed Mr. Harmer, breached a Settlement Agreement and other agreements between the plaintiffs and the Company, and interfered with other rights of the plaintiffs.  The Company has denied all of the material allegations made by the plaintiffs.  On October 29, 2012, the Company filed a Counterclaim and Third-Party Complaint against Harmer, Holdings, Teleportall and third-party Global Industrial Services Limited asserting claims for breach of contract, deficiency, indemnity and attorneys’ fees, breach of the implied covenant of good faith and fair dealing, quasi contract, unjust enrichment, quantum meruit and declaratory judgment.  On June 10, 2013, the court dismissed the plaintiffs’ claims for defamation, negligence, tortious interference, and interference with prospective economic relations and all claims against Pedersen and O’Brien.  The Company believes the plaintiffs’ remaining claims of breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief to be without merit and intends to continue to vigorously defend against them.  The plaintiffs have not yet made a specific damages claim.

ZAGG Inc v. Joseph Ramelli, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120903188.  On May 10, 2012, ZAGG filed a lawsuit in Utah State Court against Joseph Ramelli (“Ramelli”).  The complaint alleges causes of action for defamation and false light, based on Ramelli’s authoring and causing to be published at least 15 articles relating to ZAGG that contain false and defamatory statements.  Ramelli, who appeared in the lawsuit pro se, moved to dismiss for lack of personal jurisdiction.  The Company opposed the motion, and the court denied the motion to dismiss.  Fact discovery has commenced.  The Company intends to pursue its case vigorously against Ramelli.

Patent Litigation

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products et al, U.S. District Court, District of Utah, 2:11-cv-00517.  The Company is the plaintiff in patent infringement litigation pending in Utah that seeks to enforce rights under United States Patent No. 7,957,524. The defendants in this case have raised defenses and, in some cases, asserted counterclaims against the Company, that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief, including claims for damages, against the Company, apart from a request for an award of costs and attorney’s fees to the prevailing party. Several of the defendants have settled with the Company. Litigation of this action has been stayed pending a reexamination of United States Patent No. 7,957,524 by the United States Patent and Trademark Office.  This reexamination has led to the amendments to the claims of the patent, and the United States Patent and Trademark Office is expected to issue a Reexamination Certificate soon.  In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

ZAGG v. Trekstor, Regional Court, Dusseldorf, Germany. The Company brought suit in Dusseldorf, Germany against Trekstor for infringement of ZAGG design registrations for ZAGGmate keyboard case.  The Company also brought claims for unfair competition.  After the Company completed briefing of its claims against TrekStor and presented its case at oral argument, TrekStor filed a separate proceeding alleging that it is the owner of the ZAGGmate keyboard case design.  This action was then stayed pending the resolution of TrekStor’s case against the Company.  On July 23, 2013, Trekstor’s claims were dismissed and the Company was awarded its costs in that action.  With this decision, the stay on this action should be lifted and the court should proceed to issue a decision regarding the Company’s claims.

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

(c)	issue to Mason 70 shares of the Company’s restricted Common Stock; and
(d)	grant eShields a fully paid-up, perpetual, non-exclusive license, with limited rights to transfer or sublicense, for the patents, and CIP Application, and any related patent applications.

The Company also agreed to dismiss the claims asserted against Mason and eShields, and to make additional payments to Mason if the United States Patent and Trademark Office (“USPTO”) issues a U.S. patent on the CIP Application that includes at least a claim (i) with no limitations in addition to those in the original version of claim 1 of the CIP Application, (ii) that lacks any limitations regarding a solution, (iii) that lacks any requirement that any of the elements be “secured” within a package and (iv) any other specific structural or functional limitations on the package, other than a functional language, if required by the USPTO, that the package is configured to hold the other physical elements of the claimed package (the “Claim Conditions”). There can be no assurance that the USPTO will issue a patent that meets the Claim Conditions. If the Claim Conditions are met, the Company will:

(a)	pay Mason the sum of $500; and
(b)	issue to Mason 430 shares of the Company’s restricted Common Stock.

If the Claim Conditions are not met, the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500 of the Warrants (the “Contingent Obligations”).

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

On June 25, 2013, the USPTO allowed the CIP Application, but as of June 30, 2013, no applicable patent had been issued by the USPTO. The Company has informed Mason and eShields that it does not believe that any allowed claim of the CIP Application meets the Claim Conditions. Mason and eShields initiated an arbitration proceeding on July 17, 2013 in which they have alleged that the Company has committed an anticipatory breach of the Contingent Obligations of the Purchase Agreement. The Company believes that Mason and eShields initiated the arbitration proceeding prematurely in breach of the terms of the Purchase Agreement, and will pursue its dismissal. The Company intends to defend itself vigorously against Mason and eShields.

Class Action Lawsuits

James H. Apple, et al. v. ZAGG Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00852; Ryan Draayer, et al. v. Zagg Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00859.  On September 6 and 10, 2012, two putative class action lawsuits were filed by purported Company shareholders against the Company, Randall Hales, Brandon O’Brien, Edward Ekstrom, and Cheryl Larabee, as well as Robert G. Pedersen II, our former Chairman and CEO, and Shuichiro Ueyama, a former member of our Board of Directors.  These lawsuits were subsequently amended by a complaint filed on May 6, 2013.  The plaintiffs seek certification of a class of purchasers of our stock between October 15, 2010 and August 17, 2012.  The plaintiffs claim that as a result of Mr. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as our CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934 (the “Exchange Act”).  On March 7, 2013, the U.S. District Court for the District of Utah consolidated the Apple and Draayer actions and assigned the caption In re: Zagg, Inc. Securities Litigation, and on May 6, 2013, plaintiffs filed a consolidated complaint. On July 5, 2013, the defendants moved to dismiss the consolidated complaint.  The Company intends to vigorously defend against the lawsuit.

Arthur Morganstern v. Robert G. Pedersen II et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120908452; Albert Pikk v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1188; Rosenberg v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1216.  On December 14, 2012, the first of three shareholder derivative complaints were filed against several of our current and former officers and directors.  These complaints make allegations similar to those presented in the consolidated class action lawsuits, but they also assert various state law causes of action, including claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading.  Each of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as a nominal defendant against whom no recovery is sought.  On February 26, 2013, the U.S. District Court for the District of Utah consolidated the Pikk and Rosenberg actions and assigned the caption In re ZAGG Inc. Shareholder Derivative Litigation, and on June 5, 2013, plaintiffs filed a consolidated complaint.  The Company has not yet responded to these complaints.

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

We establish liabilities when a particular contingency is probable and estimable. We have not accrued for any loss at June 30, 2013 in our consolidated financial statements as we do not consider a loss to be probable nor estimable. We have contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)
 (15)   SEGMENT REPORTING

As of December 31, 2012, the Company reported financial information on the following three reportable segments:  ZAGG, iFrogz, and HzO. During the first quarter of 2013, management consolidated a number of ZAGG/iFrogz processes and functions, which resulted in the announcement of the closure of the iFrogz office in Logan, Utah and the lay-off of a number of iFrogz employees during the first quarter of 2013. Ultimately, it was decided that the two offices would be consolidated and that all teams that had previously operated independently, would now be combined. These teams include marketing, product development, product management, customer service, sales, accounting, and IT.

In addition, as the Company has continued to evolve as a mobile device accessories company, financial information reviewed and evaluated by the chief operating decision maker is at the consolidated company level, including budget and sales reviews.  Further, due to the decrease in size and significance of the HzO investment, management determined it to be a corporate asset rather than a separate operating segment.

Ultimately, management concludes that the Company should be considered a single reportable segment.

(16)  SUBSEQUENT EVENTS

During July 2013, management received a notice from the chairman of the board of directors of a private company in which the Company held an investment of $591. The investment was acquired by the Company during 2012 during foreclosure proceedings and had previously served as collateral to the note receivable (see Note 11). The chairman indicated that the private company had been unable to raise the additional funds needed to continue operations, and that the private company’s assets would be liquidated and the proceeds would be used to pay down a portion of the company’s outstanding debt obligation. Additionally, the chairman indicated that the sale of the private company’s assets would not be sufficient to pay off the entire outstanding debt obligation and thus there would be no return to shareholders. Although this communication occurred after the conclusion of the second quarter, management determined that it should be recorded as a second quarter event as the communication from the chairman provided additional information that existed as of the balance sheet date of June 30, 2013. Management wrote-off the $591 investment during the second quarter of 2013.

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

Our Business

ZAGG Inc, headquartered in Salt Lake City, Utah, with an office in Shannon, Ireland, designs, produces, and distributes creative product solutions such as protective coverings, keyboards, keyboard cases, earbuds, mobile power solutions, and device cleaning accessories for mobile devices under the family of ZAGG brands. Within the family of ZAGG brand are products sold under the following brand names:  invisibleSHIELD®, ZAGGbuds™, ZAGGsparq™, ZAGGfolio™, ZAGGmate™, ZAGGkeys™, ZAGGkeys PRO™, ZAGGkeys PRO Plus™, ZAGGkeys PROfolio, ZAGGkeys PROfolio+, ZAGGkeys MINI 7, and ZAGGkeys MINI 9.

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

Family of ZAGG Branded Products

ZAGG invisibleSHIELD Products

The invisibleSHIELD is made from a protective film covering that was developed originally to protect the leading edges of rotary blades of military helicopters. We determined that a variation of this film product could be configured to fit onto the surface of electronic devices and marketed to consumers for use in protecting such devices from every day wear and tear, including scratches, scrapes, debris and other surface blemishes. The film also permits touch sensitivity, meaning it can be used on devices that have a touch-screen interface. The invisibleSHIELD film material is highly reliable and durable because it was originally developed for use in a high friction, high velocity context within the military aerospace industry. The film provides long lasting protection for the surface of electronic devices subject to normal wear and tear. The film has a polyurethane base with properties that have enabled us to develop a very thin, pliable, flexible, and durable clear plastic that adheres to the surface and shape of the object it is applied to.

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

In January 2012, we introduced the invisibleSHIELD HD, a new, premium version of the invisibleSHIELD that offers industry-leading clarity and finish. In June 2012, we introduced ZAGGprivacy, a protective film that provides visual data security for handheld electronics. In September 2012, the Company introduced a new version of the invisibleSHIELD line, the invisibleSHIELD EXTREME. The invisibleSHIELD EXTREME differs from other products in the invisibleSHIELD portfolio by offering advanced shock absorption and superior break protection. By installing the EXTREME on a compatible mobile device, consumers can worry less about broken screens as a result of dropping their smartphone, tablet, or other device.

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

During January 2013 at the International Consumer Electronics Show (“CES”), the Company launched the ZR-NC noise-cancelling headphones and the ZR-SIX ear buds. In addition, in January 2013, the Company launched the Origin desktop speaker. The Origin desktop speaker is an innovative 2-in-1 desktop and portable Bluetooth® speaker system, the first of its kind on the market. The small, portable speaker provides users with crisp, high fidelity sound on the go and seamlessly transfers music to the large desktop speaker when docked. The combination of the two speakers produces big, room-filling sound with prominent bass. The small portable speaker also receives a charge to its battery when docked in the desktop speaker. Powerful audio drivers let listeners turn up the volume as loud as they like without losing sound clarity or quality. It is expected the Origin will be available in the fourth quarter of 2013.

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

In September 2012, the Company released a complete lineup of ZAGGsparq products to provide reliable power solutions for jetsetters, students, professionals and other consumers who are always on the go. Available in three size and charging options, the new family includes the ZAGGsparq 1220, ZAGGsparq 3100, and ZAGGsparq 6000. As before, the new ZAGGsparq portable batteries will charge any device that utilizes a USB. Different from other portable batteries on the market, the ZAGGsparq family has been constructed with built-in prongs that allow the device to double as a wall charger, eliminating the need for an extra power adapter. All three new models contain Lithium Polymer batteries and are made out of polycarbonate to protect the device from wear and tear. In addition, the ZAGGsparq 3100 and 6000 feature the company's Hypercharge Technology™, a proprietary technology that enables a mobile device to receive a full charge up to four times faster than when utilizing a standard USB charger.

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

In May 2013 at the CTIA show, ZAGG introduced two new keyboard accessories for the Apple iPad mini. The ZAGGkeys Cover and ZAGGkeys Folio are ultra-thin Bluetooth keyboard accessories built with a unique, patent-pending hinge system that enhances the iPad mini user experience with a full range of viewing angles up to 135 degrees. The ZAGGkeys Cover received several awards at the CTIA show. Both keyboards will be available during the third quarter of 2013.

Family of iFrogz Branded Products

iFrogz Cases

iFrogz began in 2006 by creating protective cases for Apple iPods with a unique combination of fashion and quality that was received well by the marketplace. Initially, all sales were online. However, in early 2007, iFrogz began distributing its case products through large retailers and began more firmly establishing itself as a youth- and fashion-oriented brand. Since 2007, the iFrogz case offerings have expanded to include a wide array of sleek and stylish cases for each new generation of Apple iPod, iPhone, and iPad. During 2012, iFrogz cases became available for the Samsung Galaxy III S.

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

In January 2013 at CES, the Company introduced the Caliber Advantage game controller. It provides gamers with an enhanced console-style gaming experience that attaches directly to their Apple iPhone 5 or iPod touch. The Caliber Advantage controls the action via the device's Bluetooth® connection, providing the lightning-fast response needed for today's mobile gaming. The dual slide-out analog controls of the gaming handset feature tactile, responsive keys, for a tight and accurate gaming experience. The Caliber Advantage incorporates the accelerometer features of the iPhone while adding all of the benefits of a traditional gaming controller. The Caliber Advantage will also feature an integrated lithium polymer battery offering 10-12 hours of continuous play without the need for a charge. The Caliber Advantage was originally scheduled for release in the second quarter of 2013; however, the Company delayed the launch of the controller to ensure that the controller is fully compatible with iOS 7. Given this, it is expected the Caliber Advantage will be available in the first quarter of 2014. The Caliber Advantage was an Innovative Design and Engineering Honoree at the 2013 CES.

Despite the delay in the launch of the Caliber Advantage, the Company expects to launch its first generation Caliber game controller during the fourth quarter of 2013. This controller will attach directly to the Apple iPhone 5 or iPod touch.

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

At least annually and when events and circumstances warrant an evaluation, we perform our impairment assessment of goodwill. This assessment initially permits an entity to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for the reporting unit.

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

Indefinite-lived intangible assets are tested for impairment annually, or, more frequently upon the occurrence of a triggering event. This assessment initially permits an entity to perform a qualitative assessment of whether it is more likely than not that an indefinite-lived intangible asset is impaired before applying a quantitative impairment test.  If an entity can support the conclusion that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than the carrying value, it would not need to perform a quantitative impairment test.  However, if it is determined that it is more likely than not that the fair value of an indefinite-lived intangible assets is less than the carrying value, a quantitative impairment test is performed, which incorporates a fair-value based approach.  The fair value for indefinite-lived intangible assets is determined by performing cash flow analysis and other market evaluations as considered necessary. If the fair value of the indefinite-lived intangible assets is less than book value, the difference is recognized as an impairment loss.

We test our investments each reporting period to determine whether the operations of the investments or other factors indicate that the investment is impaired. When indicators of impairment exist, we measure the fair value of our investments and compare the fair value to the carrying value. The determination of the amount of impairment, if any, is based upon the difference between the investment’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2013 AND 2012 (amounts in thousands, except per share data)

Net sales

Net sales for the quarter ended June 30, 2013, were $51,198 as compared to net sales of $61,636 for the quarter ended June 30, 2012, a decrease of $10,438 or 17%.

For the quarter ended June 30, 2013, sales of our invisibleSHIELD product line accounted for approximately 38% of our revenues, compared to 41% for the three months ended June 30, 2012.  For the quarter ended June 30, 2013, sales of our keyboard product line accounted for approximately 25% of our revenues, compared to 28% for the three months ended June 30, 2012. For the quarter ended June 30, 2013, sales of our audio product line accounted for approximately 21% of our revenues, compared to 16% for the three months ended June 30, 2012.

For the quarter ended June 30, 2013, approximately 86% of our overall net sales were through our indirect channel, 9% was through our website, and 5% was through our mall cart and kiosk programs. For the quarter ended June 30, 2012, approximately 79% of our overall net sales were through our indirect channel, 15% was through our website, and 6% was through our mall cart and kiosk programs.

The decrease in revenue comparing the three months ended June 30, 2013 to 2012 was primarily related to the following factors:  (1) The Company’s sales are impacted significantly by original equipment manufacturer (OEM) device launches, particularly by launches of Apple products. During the first quarter of 2012, Apple launched the iPad 3, which significantly impacted our sales for both the first and second quarter of 2012, while during the first six months of 2013, there was no comparable device launch. (2) The Company implemented a strategy to align ourselves with a limited number of key distributors in an effort to better manage channel pricing. As a result, this caused us to end our relationship with some of our distributors who we did not believe were aligned with our pricing strategy. While we signed on new strategic distributors during the first quarter, the revenue generated by these new distributors combined with revenue from our previous distributors was below our internal forecast.

Gross profit

Cost of sales includes raw materials, finished goods purchased from manufacturers, packing materials, and shipping and fulfillment costs. Gross profit for the quarter ended June 30, 2013, was $21,535 or approximately 42% of net sales, as compared to $28,405 or approximately 46% of net sales for the quarter ended June 30, 2012.  The decrease in gross profit percentage is due to the following factors:  (1) The product mix shift continued, as the percentage of invisibleSHIELD sales decreased from 41% as a percentage of sales in the second quarter of 2012 to 38% in the second quarter of 2013, which is our highest margin product. At the same time, sales of lower margin products, such as audio increased from 16% of total sales to 21% over the same period. (2) Online sales, which are typically at a higher gross profit than sales through other channels, decreased as a percent of revenue from 15% to 9% comparing the second quarter of 2012 to the second quarter of 2013.

There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended June 30, 2013, were $16,119, a decrease of $1,499 from total operating expenses for the quarter ended June 30, 2012, of $17,618. The $1,499 decrease in operating expenses was primarily attributable to the overall decreases in advertising and marketing expenses, and selling, general and administrative expenses. Specifically, the decrease operating expenses related to (1) an overall decrease in headcount compared to the first six months of 2012, and (2) cost control initiatives instituted by the Company during the second quarter of 2013. These decreases were partially offset by a charge of $591 incurred during the second quarter of 2013 related to the impairment of an investment in a private company (see Note 16 in the condensed consolidated financial statements) that was originally acquired by the Company as part of the foreclosure of collateral securing the note receivable.

Income from operations

We reported income from operations of $5,416 for the quarter ended June 30, 2013 as compared to income from operations of $10,787 for the quarter ended June 30, 2012, a decrease of $5,371.  The decrease in income from operations for the quarter ended June 30, 2013 as compared to the quarter ended June 30, 2012 is primarily attributable to lower sales as described above coupled with margin compression discussed in detail above.

Other expense

For the quarter ended June 30, 2013, total other expense was $788 compared to other expense of $1,235 for the quarter ended June 30, 2012.  The decrease is primarily attributable to a significant reduction in interest expense from the Company’s new debt agreement with Wells Fargo entered into during the fourth quarter of 2012. This decrease in expense was partially offset by an increase in the loss from investment in HzO.

Income taxes

We recognized income tax expense of $1,854 for the quarter ended June 30, 2013, compared to income tax expense of $3,740 for the quarter ended June 30, 2012.

Our effective tax rate was 40.1% and 39.2% for the three months ended June 30, 2013 and 2012, respectively.  Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, favorable tax rates associated with certain earnings from our operations in Ireland, and our global tax strategy.

Net income

As a result of these factors, we reported net income of $2,774 or $0.09 per share on a fully diluted basis for the quarter ended June 30, 2013 as compared to net income of $5,812 or $0.18 per share on a fully diluted basis for the quarter ended June 30, 2012.

SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (amounts in thousands, except per share data)

Net sales

Net sales for the six months ended June 30, 2013, were $102,669 as compared to net sales of $117,115 for the six months ended June 30, 2012, a decrease of $14,446 or 12%.

For the six months ended June 30, 2013, sales of our invisibleSHIELD product line accounted for approximately 41% of our revenues, compared to 45% for the six months ended June 30, 2012.  For the six months ended June 30, 2013, sales of our keyboard product line accounted for approximately 29% of our revenues, compared to 25% for the six months ended June 30, 2012.

For the six months ended June 30, 2013, approximately 84% of our overall net sales were through our indirect channel, 10% was through our website, and 6% was through our mall cart and kiosk programs. For the six months ended June 30, 2012, approximately 80% of our overall net sales were through our indirect channel, 14% was through our website, and 6% was through our mall cart and kiosk programs.

The decrease in revenue comparing the six months ended June 30, 2013 to 2012 was primarily related to the following:  (1) The Company’s sales are impacted significantly by original equipment manufacturer (OEM) device launches, particularly by launches of Apple products. During the first quarter of 2012, Apple launched the iPad 3, which significantly impacted our sales for both the first and second quarter of 2012, while during the first six months of 2013, there was no comparable device launch. (2) The Company implemented a strategy to align ourselves with a limited number of key distributors in an effort to better manage channel pricing. As a result, this caused us to end our relationship with some of our distributors who we did not believe were aligned with our pricing strategy. While we signed on new strategic distributors during the first quarter, the revenue generated by these new distributors combined with revenue from our previous distributors was below our internal forecast.

Gross profit

Cost of sales includes raw materials, finished goods purchased from manufacturers, packing materials, and shipping and fulfillment costs. Gross profit for the six months ended June 30, 2013, was $40,534 or approximately 39% of net sales, as compared to $55,338 or approximately 47% of net sales for the six months ended June 30, 2012.  The decrease in gross profit percentage is due to the following factors:  (1) The product mix shift continued, as the percentage of invisibleSHIELD sales decreased from 45% as a percentage of sales in the first six months of 2012 to 41% in the first six months of 2013, which is our highest margin product. At the same time, sales of lower margin products, such as keyboards increased from 25% of total sales to 29% over the same period. (2) Online sales, which are typically at a higher gross profit than sales through other channels, decreased as a percent of revenue from 14% to 10% comparing the first six months of 2012 to the first six months of 2013

There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the six months ended June 30, 2013, were $33,111, a decrease of $1,113 from total operating expenses for the six months ended June 30, 2012, of $34,224. The $1,113 decrease in operating expenses was primarily attributable to the overall decreases in advertising and marketing expenses, and selling, general and administrative expenses. Specifically, the decrease operating expenses related to (1) an overall decrease in headcount compared to the first six months of 2012, and (2) cost control initiatives instituted by the Company during the second quarter of 2013. These decreases were partially offset by a charge of $591 incurred during the second quarter of 2013 related to the impairment of an investment in a private company (see Note 16 in the condensed consolidated financial statements) that was originally acquired by the Company as part of the foreclosure of collateral securing the note receivable.

Income from operations

We reported income from operations of $7,423 for the six months ended June 30, 2013 as compared to income from operations of $21,114 for the six months ended June 30, 2012, a decrease of $13,691.  The decrease in income from operations for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 is primarily attributable to lower sales as described above coupled with margin compression discussed in detail above.

Other expense

For the six months ended June 30, 2013, total other expense was $1,642 compared to other expense of $3,465 for the six months ended June 30, 2012.  The decrease is primarily attributable to a significant reduction in interest expense from the Company’s new debt agreement with Wells Fargo entered into during the fourth quarter of 2012. This decrease in expense was partially offset by an increase in the loss from investment in HzO.

Income taxes

We recognized income tax expense of $2,130 for the six months ended June 30, 2013, compared to income tax expense of $6,726 for the six months ended June 30, 2012. Our effective tax rate was 36.8% and 38.1% for the six months ended June 30, 2013 and 2012, respectively. Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, and favorable tax rates associated with certain earnings from our operations in Ireland and our global tax strategy.

Net income

As a result of these factors, we reported net income of $3,651 or $0.12 per share on a fully diluted basis for the six months ended June 30, 2013 as compared to net income of $10,923 or $0.35 per share on a fully diluted basis for the six months ended June 30, 2012.

Liquidity and Capital Resources (amounts in thousands)

At June 30, 2013, our principle sources of liquidity were cash generated by operations, cash on-hand, and the issuance of a Term Loan and Line of Credit with Wells Fargo. Our principle uses of cash have been to fund working capital requirements, make payments on outstanding debt, and purchase shares of ZAGG Inc common stock.

Cash and cash equivalents on-hand decreased to $13,557 on June 30, 2013, from $20,177 on December 31, 2012, a decrease of $6,620. The decrease in cash is largely the result of positive cash from operations during the first six months of 2013, offset by $17,525 in net payments on the Line of Credit, $2,000 in payment on the Term Loan, and $5,999 in cash used to purchase treasury stock during the first quarter of 2013. The amount available to the Company on the $60,000 Line of Credit at June 30, 2013 totaled $55,352. Earnings from foreign operations are considered permanently re-invested and of the $13,557 cash balance on June 30, 2013, cash from foreign entities totaled $2,377, which constituted 17.5% of the total cash and cash equivalents balance.

At June 30, 2013, we had working capital of $74,910 compared to $89,369 as of December 31, 2012.  The decrease is primarily attributable to the $17,525 in net payments on the Line of Credit, $2,000 in payment on the Term Loan, and $5,999 in cash used to purchase treasury stock during the first quarter of 2013.

Based on our current level of operations, we believe that cash generated from operations, cash on hand, and available borrowings under our existing credit arrangements will be adequate to meet our currently expected capital expenditures and working capital needs for the next 12 months.

Debt and Letters of Credit

On December 7, 2012, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into a two-year, $84,000 credit facility (“Credit Agreement”) consisting of a $24,000 term loan (“Term Loan”) and a $60,000 revolving line of credit (“Line of Credit”), which Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $10,000. The Company’s obligations under the Credit Agreement were secured by all or substantially all of the Company’s domestic assets and over 50% of the equity in foreign subsidiaries. As of June 30, 2013 and December 31, 2012, the Company had an outstanding balance of $22,000 and $24,000, respectively, on the Term Loan; an outstanding balance of $4,648 and $22,173, respectively, on the Line of Credit; and no letters of credit had been issued.

The Term Loan requires quarterly payments of $2,000 payable on the first day of each quarter commencing on April 1, 2013, and continuing up to and including October 1, 2014. A final installment payment consisting of the remaining unpaid balance is due on December 1, 2014. A mandatory additional principal payment of $500 is required for each fiscal quarter in which total liabilities to tangible net worth (as those terms are defined in the Credit Agreement) exceeds 1.50 to 1.00, commencing with the Company’s fiscal quarter ending December 31, 2012. At June 30, 2013, no mandatory principal payment was required.

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

For the three and six months ended June 30, 2013, $21 and $35, respectively, in unused line fees had been incurred and were included as a component of interest expense in the consolidated statement of operations.

The weighted average interest rate on all outstanding borrowings at June 30, 2013, was 1.63%, and the effective interest rate was 2.31%.

The Company incurred and capitalized $238 of direct costs related to the issuance of the Term Loan and Line of Credit.  The Company amortizes these deferred loan costs under the effective interest rate method.  For the three and six months ended June 30, 2013, the Company amortized $30 and $60, respectively, of these loan costs, which is included as a component of interest expense in the consolidated statement of operations.  The carrying value of deferred loan costs at June 30, 2013 and December 31, 2012, was $170 and $230, respectively, and is included as a component of noncurrent other assets in the consolidated balance sheet.

Attached to the Credit Agreement are a number of financial and non-financial debt covenants. At June 30, 2013, the Company was in compliance with all covenants associated with the Credit Agreement.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of June 30, 2013:

	Payments on Debt	Interest on Debt	Operating Leases	Total contractual obligations
Remaining 2013	$4,000	$200	$608	$4,808
2014	22,648	303	953	23,904
2015	-	-	661	661
2016	-	-	617	617
2017 and thereafter	-	-	302	302
Total	$26,648	$503	$3,141	$30,292

(1)	Unrecognized uncertain tax benefits of $152 are not included in the table above as we are not sure when the amount will be paid.

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

Item 4.              Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934 as of the end of the period covered by this Report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and were designed to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings (dollars and shares in thousands)

Commercial Litigation

Ricks v. Scott Huskinson et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120907697.  On November 15, 2012, Craig Ricks (“Ricks”) filed a lawsuit in Utah state court against the Company, its wholly owned subsidiary iFrogz, Inc., and others.  Ricks subsequently abandoned his claims.  On May 20, 2013, the court entered an order confirming the dismissal, with prejudice, of all claims asserted in the lawsuit.

Lorence A. Harmer, et al v ZAGG Inc et al, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG and two of his affiliates, Harmer Holdings, LLC, and Teleportal, LLC, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen II (“Pedersen”), Brandon T. O’Brien (“O’Brien”) and KPMG LLP. KPMG has subsequently been dismissed from the lawsuit. This case is discussed in greater detail in Note 11, Note Receivable. In their lawsuit, the plaintiffs allege that the defendants defamed Mr. Harmer, breached a Settlement Agreement and other agreements between the plaintiffs and the Company, and interfered with other rights of the plaintiffs.  The Company has denied all of the material allegations made by the plaintiffs.  On October 29, 2012, the Company filed a Counterclaim and Third-Party Complaint against Harmer, Holdings, Teleportall and third-party Global Industrial Services Limited asserting claims for breach of contract, deficiency, indemnity and attorneys’ fees, breach of the implied covenant of good faith and fair dealing, quasi contract, unjust enrichment, quantum meruit and declaratory judgment.  On June 10, 2013, the court dismissed the plaintiffs’ claims for defamation, negligence, tortious interference, and interference with prospective economic relations and all claims against Pedersen and O’Brien.  The Company believes the plaintiffs’ remaining claims of breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief to be without merit and intends to continue to vigorously defend against them.  The plaintiffs have not yet made a specific damages claim.

ZAGG Inc v. Joseph Ramelli, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120903188.  On May 10, 2012, ZAGG filed a lawsuit in Utah State Court against Joseph Ramelli (“Ramelli”).  The complaint alleges causes of action for defamation and false light, based on Ramelli’s authoring and causing to be published at least 15 articles relating to ZAGG that contain false and defamatory statements.  Ramelli, who appeared in the lawsuit pro se, moved to dismiss for lack of personal jurisdiction.  The Company opposed the motion, and the court denied the motion to dismiss.  Fact discovery has commenced.  The Company intends to pursue its case vigorously against Ramelli.

Patent Litigation

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products et al, U.S. District Court, District of Utah, 2:11-cv-00517.  The Company is the plaintiff in patent infringement litigation pending in Utah that seeks to enforce rights under United States Patent No. 7,957,524. The defendants in this case have raised defenses and, in some cases, asserted counterclaims against the Company, that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief, including claims for damages, against the Company, apart from a request for an award of costs and attorney’s fees to the prevailing party. Several of the defendants have settled with the Company. Litigation of this action has been stayed pending a reexamination of United States Patent No. 7,957,524 by the United States Patent and Trademark Office.  This reexamination has led to the amendments to the claims of the patent, and the United States Patent and Trademark Office is expected to issue a Reexamination Certificate soon.  In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ZAGG v. Trekstor, Regional Court, Dusseldorf, Germany. The Company brought suit in Dusseldorf, Germany against Trekstor for infringement of ZAGG design registrations for ZAGGmate keyboard case.  The Company also brought claims for unfair competition.  After the Company completed briefing of its claims against TrekStor and presented its case at oral argument, TrekStor filed a separate proceeding alleging that it is the owner of the ZAGGmate keyboard case design.  This action was then stayed pending the resolution of TrekStor’s case against the Company.  On July 23, 2013, Trekstor’s claims were dismissed and the Company was awarded its costs in that action.  With this decision, the stay on this action should be lifted and the court should proceed to issue a decision regarding the Company’s claims.

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

(c)	issue to Mason 70 shares of the Company’s restricted Common Stock; and
(d)	grant eShields a fully paid-up, perpetual, non-exclusive license, with limited rights to transfer or sublicense, for the patents, and CIP Application, and any related patent applications.

The Company also agreed to dismiss the claims asserted against Mason and eShields, and to make additional payments to Mason if the United States Patent and Trademark Office (“USPTO”) issues a U.S. patent on the CIP Application that includes at least a claim (i) with no limitations in addition to those in the original version of claim 1 of the CIP Application, (ii) that lacks any limitations regarding a solution, (iii) that lacks any requirement that any of the elements be “secured” within a package and (iv) any other specific structural or functional limitations on the package, other than a functional language, if required by the USPTO, that the package is configured to hold the other physical elements of the claimed package (the “Claim Conditions”). There can be no assurance that the USPTO will issue a patent that meets the Claim Conditions. If the Claim Conditions are met, the Company will:

(a)	pay Mason the sum of $500; and
(b)	issue to Mason 430 shares of the Company’s restricted Common Stock.

If the Claim Conditions are not met, the Company has no obligation to make the payment or issue the shares described in the preceding paragraph and Mason will not be able to exercise 500 of the Warrants (the “Contingent Obligations”).

On June 25, 2013, the USPTO allowed the CIP Application, but as of June 30, 2013, no applicable patent had been issued by the USPTO. The Company has informed Mason and eShields that it does not believe that any allowed claim of the CIP Application meets the Claim Conditions. Mason and eShields initiated an arbitration proceeding on July 17, 2013 in which they have alleged that the Company has committed an anticipatory breach of the Contingent Obligations of the Purchase Agreement. The Company believes that Mason and eShields initiated the arbitration proceeding prematurely in breach of the terms of the Purchase Agreement, and will pursue its dismissal. The Company intends to defend itself vigorously against Mason and eShields.

Class Action Lawsuits

James H. Apple, et al. v. ZAGG Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00852; Ryan Draayer, et al. v. Zagg Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00859.  On September 6 and 10, 2012, two putative class action lawsuits were filed by purported Company shareholders against the Company, Randall Hales, Brandon O’Brien, Edward Ekstrom, and Cheryl Larabee, as well as Robert G. Pedersen II, our former Chairman and CEO, and Shuichiro Ueyama, a former member of our Board of Directors.  These lawsuits were subsequently amended by a complaint filed on May 6, 2013.  The plaintiffs seek certification of a class of purchasers of our stock between October 15, 2010 and August 17, 2012.  The plaintiffs claim that as a result of Mr. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as our CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934 (the “Exchange Act”).  On March 7, 2013, the U.S. District Court for the District of Utah consolidated the Apple and Draayer actions and assigned the caption In re: Zagg, Inc. Securities Litigation, and on May 6, 2013, plaintiffs filed a consolidated complaint. On July 5, 2013, the defendants moved to dismiss the consolidated complaint.  The Company intends to vigorously defend against the lawsuit.

Arthur Morganstern v. Robert G. Pedersen II et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120908452; Albert Pikk v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1188; Rosenberg v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1216.  On December 14, 2012, the first of three shareholder derivative complaints were filed against several of our current and former officers and directors.  These complaints make allegations similar to those presented in the consolidated class action lawsuits, but they also assert various state law causes of action, including claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading.  Each of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as a nominal defendant against whom no recovery is sought.  On February 26, 2013, the U.S. District Court for the District of Utah consolidated the Pikk and Rosenberg actions and assigned the caption In re ZAGG Inc. Shareholder Derivative Litigation, and on June 5, 2013, plaintiffs filed a consolidated complaint.  The Company has not yet responded to these complaints.

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

We establish liabilities when a particular contingency is probable and estimable. We have not accrued for any loss at June 30, 2013 in our consolidated financial statements as we do not consider a loss to be probable nor estimable. We have contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

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

There were no sales of unregistered securities during the six months ended June 30, 2013.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2013	-	-	-	-
February 1 – February 28, 2013	-	-	-	-
March 1 – March 31, 2013	797	$7.50	797	868
Total	797	$7.50	797	868

(1)
The maximum number of shares that may yet be purchased under the repurchase plan has been determined based on the $4,001 remaining amount that is authorized for the purchase of ZAGG Inc common stock under the repurchase plan and the closing stock price on July 29, 2013 of $4.61. The actual number of shares that may be repurchased is dependent on the price of ZAGG Inc common stock.

There were no re-purchases of ZAGG Inc common stock by the Company during the second quarter of 2013 pursuant to the Rule 10b5-1 plan.

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

ZAGG INC

Date: August 8, 2013	By:	/s/ RANDALL L. HALES
Randall L. Hales,
Chief Executive Officer, President, & Director
(Principal executive officer)

Date: August 8, 2013	By:	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer
(Principal financial officer)