Form 10-Q
period 2013-09-30
ZAGG Inc
filed 2013-11-07
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INC
(Exact name of registrant as specified in its charter)

                   Nevada                                                                                                20-2559624
(State or other jurisdiction of incorporation or organization)(I.R.S. Employer Identification No.)

3855 South 500 West, Suite J
Salt Lake City, Utah 84115
(Address of principal executive offices with zip code)

(801) 263-0699
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[  ].

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
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,331,814 common shares as of October 31, 2013.

ZAGG INC AND SUBSIDIARIES
FORM 10-Q

PART I - FINANCIAL INFORMATION

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2013	2012

ASSETS

Current assets
Cash and cash equivalents	$12,654	$20,177
Accounts receivable, net of allowances of $3,459 in 2013 and $2,974 in 2012	32,475	54,561
Inventories	50,714	39,988
Prepaid expenses and other current assets	3,127	9,547
Deferred income tax assets	7,372	6,912

Total current assets	106,342	131,185

Investment in HzO	177	2,013

Property and equipment, net of accumulated depreciation at $5,233 in 2013 and $3,317 in 2012	4,823	4,862

Goodwill	1,484	1,484

Intangible assets, net of accumulated amortization at $20,953 in 2013 and $13,790 in 2012	53,458	57,905

Deferred income tax assets	6,596	6,596

Note receivable	789	583

Other assets	687	1,457

Total assets	$174,356	$206,085

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$13,048	$19,027
Income taxes payable	3,292	3,062
Accrued liabilities	2,452	3,754
Accrued wages and wage related expenses	1,149	2,554
Deferred revenue	174	722
Current portion of note payable	8,000	6,000
Sales returns liability	3,975	6,697

Total current liabilities	32,090	41,816

Revolving line of credit	-	22,173

Noncurrent portion of note payable	12,000	18,000

Total liabilities	44,090	81,989

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized;
32,119 and 31,215 shares issued in 2013 and 2012, respectively	32	31
Additional paid-in capital	82,270	77,234
Accumulated other comprehensive income	35	(57)
Note receivable collateralized by stock	(360)	(566)
Treasury stock, 797 and 0 common shares in 2013 and 2012 respectively, at cost	(5,999)	-
Retained earnings	54,288	47,454

Total stockholders' equity	130,266	124,096

Total liabilities and stockholders' equity	$174,356	$206,085

See accompanying notes to condensed consolidated financial statements.

 ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net sales	$49,869	$59,828	$152,538	$176,943
Cost of sales	27,768	33,203	89,904	94,980

Gross profit	22,101	26,625	62,634	81,963

Operating expenses:
Advertising and marketing	2,340	3,378	6,593	8,181
Selling, general and administrative	10,904	13,707	35,014	38,237
Amortization of definite-lived intangibles	2,421	2,422	7,169	7,313

Total operating expenses	15,665	19,507	48,776	53,731

Income from operations	6,436	7,118	13,858	28,232

Other expense:
Interest expense	(120)	(1,012)	(490)	(3,519)
Loss from equity method investment in HzO	(612)	(545)	(1,836)	(1,481)
Other expense	(89)	(215)	(136)	(237)

Total other expense	(821)	(1,772)	(2,462)	(5,237)

Income before provision for income taxes	5,615	5,346	11,396	22,995

Income tax provision	(2,431)	(1,958)	(4,562)	(8,684)

Net income	3,184	3,388	6,834	14,311

Earnings per share:

Basic earnings per share	$0.10	$0.11	$0.22	$0.47

Diluted earnings per share	$0.10	$0.11	$0.22	$0.45

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net income	$3,184	$3,388	$6,834	$14,311

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	372	208	92	(160)

Total other comprehensive income (loss)	372	208	92	(160)

Comprehensive income	$3,556	$3,596	$6,926	$14,151

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

			Additional	Note Receivable			Cumulative	Total
	Common Stock		Paid-in	Collateralized	Treasury	Retained	Translation	Stockholders'
	Shares	Amount	Capital	By Stock	Stock	Earnings	Adjustment	Equity
Balances, December 31, 2012	31,215	$31	$77,234	$(566)	$-	$47,454	$(57)	$124,096

Net income	-	-	-	-	-	6,834	-	6,834
Other comprehensive income	-	-	-	-	-	-	92	92

Purchase of 797 shares of treasury stock	-	-	-	-	(5,999)	-	-	(5,999)

Consideration for acquisition of patent	500	1	1,945	-	-	-	-	1,946
Reclassification of note receivable to other asset	-	-	-	206	-	-	-	206
Option exercises	107	-	204	-	-	-	-	204
Restricted stock release	297	-	-	-	-	-	-	-
Option expense	-	-	227	-	-	-	-	227
Restricted stock expense	-	-	2,934	-	-	-	-	2,934
Tax shortfall related to share-based payments	-	-	(274)	-	-	-	-	(274)

Balances, September 30, 2013	32,119	$32	$82,270	$(360)	$(5,999)	$54,288	$35	$130,266

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net income	$6,834	$14,311
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	3,161	4,611
Excess tax benefits related to share-based payments	(49)	(492)
Depreciation and amortization	9,138	8,519
Loss from equity method investment in HzO	1,836	1,481
Loss on disposal of equipment	-	329
Deferred income taxes	(460)	(1,597)
Amortization of deferred loan costs	90	596
Expense related to issuance of warrants	-	311
Impairment of investment	591	-
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	22,144	448
Inventories	(10,632)	(4,826)
Prepaid expenses and other current assets	6,517	(2,362)
Other assets	-	(142)
Accounts payable	(5,989)	29
Income taxes payable	(45)	(5,691)
Accrued liabilities	(1,706)	(78)
Accrued wages and wage related expenses	(1,357)	32
Deferred revenues	(549)	(33)
Sales return liability	(2,724)	(393)

Net cash provided by operating activities	26,800	15,053

Cash flows from investing activities
Deposits on and purchase of intangible assets	(500)	(78)
Purchase of property and equipment	(1,869)	(2,275)

Net cash used in investing activities	(2,369)	(2,353)

Cash flows from financing activities
Proceeds from revolving credit facilities	43,507	3,202
Payments on revolving credit facilities	(65,681)	(23,000)
Payments on term loan	(4,000)	(4,000)
Purchase of treasury stock	(5,999)	-
Proceeds from exercise of warrants and options	204	689
Excess tax benefits related to share-based payments	49	492

Net cash used in financing activities	(31,920)	(22,617)

Effect of foreign currency exchange rates on cash and cash equivalents	(34)	(172)

Net decrease in cash and cash equivalents	(7,523)	(10,089)

Cash and cash equivalents at beginning of the period	20,177	26,433

Cash and cash equivalents at end of the period	$12,654	$16,344

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$338	$3,072
Cash paid during the period for taxes	$4,970	$15,891
		.

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars and shares in thousands)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Nine Months Ended September 30, 2013:

Reclassification of $206 from note receivable collateralized by stock to note receivable.

Issued 500 shares of common stock with a fair value of $2,275 in connection with the purchase of patent (patent is recorded as a component of intangible assets in the condensed consolidated balance sheet). $1,946 was recorded to additional paid in capital, while the remaining $329 was recorded as a liability within accrued liabilities on the condensed consolidated balance sheet.

Financed $2 of purchase of patent through accrued liabilities.

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

ZAGG Inc and subsidiaries (collectively, the “Company” or “ZAGG”) design, produce, and distribute creative product solutions such as protective coverings, keyboards, keyboard cases, headphones, earbuds, Bluetooth speakers, mobile power solutions, and device cleaning accessories for mobile devices under the family of ZAGG brands. Within the family of the ZAGG brand are products sold under the following brand names:  invisibleSHIELD®, ZAGGbuds™, ZAGGsparq™, ZAGGfolio™, ZAGGmate™, ZAGGkeys™, ZAGGkeys PRO™, ZAGGkeys PRO Plus™, ZAGGkeys PROfolio, ZAGGkeys PROfolio+, ZAGGkeys MINI 7, ZAGGkeys MINI 9, and Origin.

In addition, the Company designs, produces, and distributes cases, Near-Field Audio™ amplifying speakers, earbuds, traditional headphones, and gaming headphones for mobile devices under the family of iFrogz brands in the value-priced lifestyle sector. Within the family of the iFrogz brand are products sold under the following brand names: iFrogz™, Earpollution™, Caliber™, and Animatone™.

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

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The condensed consolidated financial statements include the accounts of ZAGG Inc and its wholly owned subsidiaries ZAGG International Distribution Limited; Patriot Corporation; ZAGG Intellectual Property Holding Co, Inc.; ZAGG Retail, Inc.; iFrogz, Inc.; and iFrogz Europe SAS. All intercompany transactions and balances have been eliminated in consolidation.

(2)	INVENTORIES

At September 30, 2013, and December 31, 2012, inventories consisted of the following:

	September 30, 2013	December 31, 2012

Finished goods	$47,840	$34,690
Raw materials	2,874	5,298
Total inventory	$50,714	$39,988

In addition, included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at September 30, 2013 and December 31, 2012 of $1,865 and $8,034, respectively.

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

On May 2, 2012, the Company assigned these credits to a supplier in exchange for discounts on future purchases of products from the supplier. Management expects the discounts received to at least equal the value of the asset purchase credits assigned and will be realized over approximately a three-year period. Despite the change in character, the Company continues to classify these assets within prepaid expenses and other current assets, and noncurrent other assets on the condensed consolidated balance sheet based on when the discounts are expected to be realized. During the three and nine months ended September 30, 2013, management utilized $75 and $205, respectively, of the asset purchase credits. During each of the three and nine months ended September 30, 2012, management utilized $76 of the asset purchase credits. The current balance of $531 is included as a component of prepaid expenses and other current assets, and other noncurrent assets in the condensed consolidated balance sheet.

(4)	INVESTMENT IN HzO

HzO, Inc. (“HzO”) is a private company engaged in the development of water-blocking technologies for consumer and industrial applications. The Company accounts for its investment in HzO under the equity method of accounting by recognizing ZAGG’s share of the earnings or losses of HzO in the periods in which they are reported by HzO in its separate financial statements, adjusted for the amortization of the basis difference between the Company’s investment in HzO and the Company’s underlying share in the net assets of HzO.

For the three months ended September 30, 2013 and 2012, amortization of $50 and $82, respectively, was recorded. For the nine months ended September 30, 2013 and 2012, amortization of $175 and $245, respectively, was recorded. This amortization reduced the basis difference from $1,076 at December 31, 2012 to $901 at September 30, 2013.

For the three months ended September 30, 2013 and 2012, the Company recorded a loss from investment in HzO of $612 and $545, respectively. For the nine months ended September 30, 2013 and 2012, the Company recorded a loss from investment in HzO of $1,836 and $1,481, respectively. The loss from investment in HzO was recorded as a component of other expense in the condensed consolidated statement of operations in each respective period.

As of September 30, 2013 and December 31, 2012, the Company held an ownership interest in the equity of HzO of 22.7% and 30.7%, respectively, consisting of 18,361 Series A Preferred Shares. The decrease in the Company’s ownership interest from December 31, 2012 to September 30, 2013, was due to an equity raise by HzO during the second quarter of 2013 when HzO issued 20,978 shares of Series B Preferred Stock to third party investors for net cash of $5,314. Neither ZAGG nor ZAGG executive officers participated in the equity raise.

(5)  INTANGIBLE ASSETS

Impairment of Goodwill and Intangible Assets

For the year ended December 31, 2012, the Company recorded an impairment of goodwill in the amount of $5,441 when it was determined that the carrying value of goodwill exceeded its fair value, which was determined during an impairment analysis performed during the fourth quarter of 2012. In conjunction with the impairment test, the Company considered factors such as the overall decline in the market price of the Company’s stock and decline in market capitalization for a sustained period as indicators for potential goodwill impairment. In determining the amount of impairment within the analysis, management considered both the income approach, utilizing a discounted cash flow analysis, and market approach, which considers what other purchasers and sellers in the market have paid for companies reasonably similar to the reporting unit.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

The goodwill impairment of $5,441 was included as a component of impairment of goodwill and intangibles in the condensed consolidated statement of operations during the fourth quarter of 2012 and reduced the carrying value of goodwill from $6,925 to $1,484 at December 31, 2012. There were no adjustments to goodwill during the three and nine months ended September 30, 2013.

In addition, during the fourth quarter of 2012, the Company made an important brand strategy adjustment to place greater emphasis on the promotion of its core brands, ZAGG and iFrogz. As a result of this decision, management determined that future cash flows under the EarPollution trademark likely would be less than previously estimated and that the trademark should be considered a definite-lived intangible asset. Management performed an impairment analysis during the fourth quarter of 2012, relying on a discounted cash flow analysis and market approach. At that time, management determined that the carrying amount of the trademark exceeded the fair value and an impairment charge of $5,917 was recorded at December 31, 2012 as a component of the impairment line in the condensed consolidated statement of operations. As the trademark is now considered a definite-lived intangible, the Company commenced amortizing the trademark over an eight-year period on an accelerated basis consistent with the Company’s projected future cash flows from the trademark. Future amortization of this trademark is included in the estimated future amortization table below in this Note.

At December 31, 2012, the Company also wrote-off $139 in internally developed software acquired in the iFrogz acquisition that was abandoned. The charge was included as a component of the goodwill and impairment line in the condensed consolidated statement of operations at December 31, 2012.

Definite-lived Intangibles

Definite-lived intangibles as of September 30, 2013, and December 31, 2012, were as follows:

	As of September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Write-off of Fully Amortized Intangible	Acquisition of Patent	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(15,725)	$—	$—	$25,775	8.0 years
Non-compete agreements	4,100	(1,974)	—	—	2,126	4.8 years
Other Trademarks	3,500	(1,566)	—	—	1,934	9.7 years
EarPollution Trademark	2,383	(415)	—	—	1,968	8.0 years
Other	661	(462)	(61)	—	138	5.0 years
Acquired technology	709	(138)	—	—	571	7.0 years
Internet address	124	(62)	—	—	62	10.0 years
Patents	1,918	(611)	—	2,777	4,084	12.5 years
Total amortizable assets	$54,895	$(20,953)	$(61)	$2,777	$36,658	8.2 years

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Write-off	Transfers from Indefinite-life Classification	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(10,291)	$—	$—	$31,209	8.0 years
Non-compete agreements	4,100	(1,389)	—	—	2,711	4.8 years
Other Trademarks	3,500	(1,105)	—	—	2,395	9.7 years
EarPollution Trademark	—	—	—	2,383	2,383	8.0 years
Other	800	(446)	(139)	—	215	5.0 years
Acquired technology	564	(83)	—	—	481	7.0 years
Internet address	124	(53)	—	—	71	10.0 years
Patents	2,063	(423)	—	—	1,640	14.0 years
Total amortizable assets	$52,651	$(13,790)	$(139)	$2,383	$41,105	8.0 years

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Customer relationships, trademarks, patents, and other intangibles are amortized consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization.  The remaining definite-lived intangible assets are amortized using the straight line method over their estimated useful life. For the three and nine months ended September 30, 2013, amortization expense was $2,441 and $7,224, respectively. Of the total amortization expense for the three and nine months ended September 30, 2013, $20 and $55, respectively, is classified within cost of goods sold. For the three and nine months ended September 30, 2012, amortization expense was $2,439 and $7,362, respectively. Of the total amortization expense for the three and nine months ended September 30, 2012, $17 and $49, respectively, is classified within cost of goods sold.

On September 4, 2013, the Company acquired a patent associated with the Amended Asset Purchase Agreement discussed in greater detail in Note 14, Commitments and Contingencies. Under the terms of the Amended Asset Purchase Agreement, the Company agreed to transfer consideration of $500 in cash and 500 shares of ZAGG Inc restricted common stock to acquire the patent, which protects elements of the Company’s invisibleSHIELD product line. The patent was recorded based on the fair value of the consideration transferred on the date of the Amended Asset Purchase Agreement. The components of consideration included the following items:

Restricted common stock	$2,275
Cash consideration	500
Acquisition costs	2
Total	$2,777

Management valued the restricted common stock utilizing the stock price on September 4, 2013, also taking into consideration the six-month transfer restriction attached to the stock and the Company’s guarantee of the transaction date value of the restricted common stock when the stock becomes free-trading in March 2014. As the guarantee represents a put feature, management valued the put feature utilizing the Black-Scholes model to be $330 and classified that amount as a liability on the date of Amended Asset Purchase Agreement. This liability will be marked to fair value each reporting period until settled with the change in fair value being recorded through the condensed consolidated statement of operations. As of September 30, 2013, the Company recorded a reduction in the fair value of the liability of $34 and a corresponding benefit to other expense in the condensed consolidated statement of operations.

Estimated future amortization expense is as follows:

Remaining 2013	$2,449
2014	8,647
2015	7,483
2016	6,138
2017 and thereafter	11,941
Total	$36,658

Indefinite-lived Intangibles

The gross carrying amount of indefinite-lived intangibles as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012

iFrogz Trademark	$16,800	$16,800

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)
(6)  DEBT AND LETTERS OF CREDIT

Wells Fargo Term Loan and Revolving Line of Credit Facility

On December 7, 2012, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into a two-year, $84,000 credit facility (“Credit Agreement”) consisting of a $24,000 term loan (“Term Loan”) and a $60,000 revolving line of credit (“Line of Credit”), which Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $10,000. The Company’s obligations under the Credit Agreement were secured by all or substantially all of the Company’s domestic assets and over 50% of the equity in foreign subsidiaries. As of September 30, 2013 and December 31, 2012, the Company had an outstanding balance of $20,000 and $24,000, respectively, on the Term Loan; an outstanding balance of $0 and $22,173, respectively, on the Line of Credit; and no letters of credit had been issued.

The Term Loan requires quarterly payments of $2,000 payable on the first day of each quarter commencing on April 1, 2013, and continuing up to and including October 1, 2014. A final installment payment consisting of the remaining unpaid balance is due on December 1, 2014. A mandatory additional principal payment of $500 is required for each fiscal quarter in which total liabilities to tangible net worth (as those terms are defined in the Credit Agreement) exceeds 1.50 to 1.00, commencing with the Company’s fiscal quarter ending December 31, 2012. At September 30, 2013, no mandatory principal payment was required.

The outstanding principal balance of the Term Loan bears interest (computed on the basis of a 360-day year, actual days elapsed) at a fixed rate per annum determined by Wells Fargo to be the sum of the (1) LIBOR margin (with the initial LIBOR margin being set at 1.25%) and (2) LIBOR in effect on the first day of each Fixed Rate Term (as defined in the Credit Agreement).

Borrowings and repayments under the Line of Credit may occur from time to time in the Company’s ordinary course of business from December 7, 2012, through December 1, 2014.  Any outstanding borrowings under the Line of Credit mature and are due on December 1, 2014.

The outstanding principal balance under the Line of Credit bears interest (computed on the basis of a 360-day year, actual days elapsed) at a fluctuating rate per annum determined by Wells Fargo to be the sum of the (1) LIBOR margin (with the initial LIBOR margin being set at 1.25%) and (2) Daily Three Month LIBOR (as defined in the Credit Agreement) in effect from time to time.

Pursuant to the terms of the Credit Agreement, Wells Fargo adjusts the LIBOR margin used to determine the rate of interest under the Line of Credit on a quarterly basis. The Applicable Libor Margin is calculated based on the Company’s Leverage Ratio (defined in the Credit Agreement as Total Liabilities to Tangible Net Worth) in accordance with the following table:

Total Liabilities to Tangible Net Worth	Applicable LIBOR Margin

1.50 or greater	1.75%
1.00 or greater, but less than 1.50	1.25%
Less than 1.00	0.75%

Under the Line of Credit, each such adjustment is effective on the first business day of the Company’s fiscal quarter following the quarter during which Wells Fargo receives and reviews the Company’s most current fiscal quarter-end financial statements in accordance with the requirements established by Wells Fargo for the preparation and delivery thereof.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

In addition, the Company agreed to pay Wells Fargo a quarterly fee based on the average unused amount of the Line of Credit depending on the Company’s Leverage Ratio based on the following table:

Leverage Ratio	Applicable Unused Commitment Fee (per annum)

1.50 or greater	0.20%
1.00 or greater, but less than 1.50	0.15%
Less than 1.00	0.10%

For the three and nine months ended September 30, 2013, $22 and $59, respectively, in unused line fees had been incurred and were included as a component of interest expense in the condensed consolidated statement of operations.

The weighted average interest rate on all outstanding borrowings at September 30, 2013, was 1.63%, and the effective interest rate was 2.31%.

The Company incurred and capitalized $238 of direct costs related to the issuance of the Term Loan and Line of Credit.  The Company amortizes the deferred loan costs related to the Term Loan under the effective interest rate method and the deferred loan costs related to the Line of Credit on a straight-line basis.  For the three and nine months ended September 30, 2013, the Company amortized $30 and $90, respectively, of these loan costs, which is included as a component of interest expense in the condensed consolidated statement of operations.  The carrying value of deferred loan costs at September 30, 2013 and December 31, 2012, was $140 and $230, respectively, and is included as a component of noncurrent other assets in the condensed consolidated balance sheet.

The Credit Agreement also contains a number of financial and non-financial debt covenants. At September 30, 2013, the Company was in compliance with all covenants associated with the Credit Agreement.

Mandatory payments under the Credit Agreement are presented in the following table:

Mandatory Payments
Remaining 2013	$2,000
2014	18,000
Total	$20,000

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

As of September 30, 2012, $41,000 of the Cerberus Term Loan was outstanding after a payment of $4,000 was made in March 2012; $2,612 of the Revolving Credit Facility was outstanding after payments totaling $23,000 were made in March 2012; and no letters of credit were outstanding. These payments were made although no scheduled payments on either the Cerberus Term Loan or Revolving Credit Facility were required prior to maturity.

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

(7)  STOCK-BASED COMPENSATION

Common Stock Options – For the three and nine months ended September 30, 2013 and 2012, the Company granted zero stock option awards, though stock options awards were granted in periods prior to December 31, 2011.

The Company records share-based compensation expense only for options that are expected to vest.  The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three and nine months ended September 30, 2013, the Company recorded equity-based compensation expense related to stock options of $65 and $227, respectively. During the three and nine months ended September 30, 2012, the Company recorded equity-based compensation expense related to stock options of $352 and $853, respectively. Stock-based compensation expense is included as a component of selling, general and administrative expense in the condensed consolidated statement of operations.

During the third quarter of 2012, the Company incurred an incremental charge of $154 that was the direct result of the Separation and Release of Claims Agreement (“Separation Agreement”) between the Company and Robert G. Pedersen II, the Company’s former chief executive officer. Under the terms of the Separation Agreement, Mr. Pedersen’s 32 unvested stock options continued to vest under the original terms of the option grant. However, because future services to be performed by Mr. Pedersen are not considered substantive under US GAAP, the options were re-measured and the expense associated with these options was accelerated. In addition, the Company incurred a $910 charge during the third quarter of 2012 related to consulting fees due to Mr. Pedersen under the Separation Agreement, which were paid over the one-year term of the Separation Agreement.

Warrants – For the three and nine months ended September 30, 2013, the Company issued zero warrants. During the three and nine months ended September 30, 2012, the Company issued warrants for investor relations consulting services for zero and 50 common shares, respectively. Warrants granted during the nine months ended September 30, 2012, are exercisable at $9.02 per share, expire five years after issuance, and vested upon issuance.

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

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

For the nine months ended September 30, 2012, the following assumptions were used in determining the fair value of warrants granted:

Nine Months Ended September 30, 2012
Expected dividend yield	0.0%
Risk-free interest rate	0.81%
Expected term (years)	5.0 years
Expected volatility	89.50%

Restricted Stock – During the three and nine months ended September 30, 2013, the Company granted 55 and 320 shares of restricted stock, respectively. During the three and nine months ended September 30, 2012, the Company granted 20 and 446 shares of restricted stock, respectively. The shares of restricted stock granted during the three and nine months ended September 30, 2013, were estimated to have a weighted-average fair value per share of $4.91 and $7.01, respectively. The shares of restricted stock granted during the three and nine months ended September 30, 2012, were estimated to have a weighted-average fair value per share of $11.08 and $9.84, respectively. The fair value of the restricted stock granted is based on the closing share price of the Company’s common stock on the date of grant.  The shares of restricted stock typically vest annually on a straight-line basis over a vesting period of up to three years, depending on the terms of the individual grant.

The Company records share-based compensation expense only for shares of restricted stock that are expected to vest.  The estimated fair value of the restricted stock is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three and nine months ended September 30, 2013, the Company recorded equity-based compensation expense related to restricted stock of $800 and $2,934, respectively. During the three and nine months ended September 30, 2012, the Company recorded equity-based compensation expense related to restricted stock of $1,734 and $3,758, respectively. Stock compensation expense is included as a component of selling, general and administrative expense in the condensed consolidated statement of operations.

During the third quarter of 2012, the Company incurred an incremental charge of $345 that was the direct result of the Separation Agreement between the Company and Robert G. Pedersen II, the Company’s former chief executive officer. In accordance with the terms of the Separation Agreement, Mr. Pedersen’s 127 unvested shares of restricted stock became fully vested on August 17, 2013. However, under US GAAP, the expense associated with this restricted stock was accelerated as it was determined that the service to be performed by Mr. Pedersen was not considered to be substantive.

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

(8)  INCOME TAXES

For the three and nine months ended September 30, 2013, the Company’s effective tax rate was 43.3% and 40.0% respectively. For the three and nine months ended September 30, 2012, the Company’s effective tax rate was 36.6% and 37.8% respectively. The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, favorable tax rates associated with certain earnings from the Company’s operations in Ireland, and the Company’s global tax strategy. All earnings at foreign locations are considered to be permanently reinvested for tax purposes.

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

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012:

	Three months ended
	September 30, 2013	September 30, 2012
Net income attributable to stockholders	$3,184	$3,388

Weighted average shares outstanding	30,926	30,351
Dilutive effect of warrants, restricted stock and stock options	540	1,383
Diluted shares	31,466	31,734
Earnings per share attributable to stockholders:
Basic	$0.10	$0.11
Dilutive	$0.10	$0.11

	Nine months ended
	September 30, 2013	September 30, 2012
Net income attributable to stockholders	$6,834	$14,311

Weighted average shares outstanding	30,905	30,202
Dilutive effect of warrants, restricted stock and stock options	588	1,445
Diluted shares	31,493	31,647
Earnings per share attributable to stockholders:
Basic	$0.22	$0.47
Dilutive	$0.22	$0.45

For the three months ended September 30, 2013 and 2012, warrants, restricted stock, and stock options to acquire 569 and 103 common shares, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

For the nine months ended September 30, 2013 and 2012, warrants, restricted stock, and stock options to acquire 651 and 71 common shares, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

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

No repurchases occurred after March 2013.

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

•
Teleportall and ZAGG entered into a non-exclusive, two year Commission Agreement on March 23, 2011, under which Teleportall could make introductions of many ZAGG products in all countries where ZAGG did not then have exclusive dealing agreements in respect of the marketing, distribution or sale of its products.  The Commission Agreement provided that (a) it would automatically terminate concurrent with any uncured default under the Note, and (b) the term could be extended for an additional time period on reasonable terms if Teleportall’s introductions during the initial two-year term resulted in the purchase of no less than $25,000 of ZAGG products during the initial term.  Payment terms of the Commission Agreement are as follows:

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

Following Mr. Harmer’s default on the loan, management determined that it was probable that the Company would be unable to collect all amounts due from Mr. Harmer according to the terms of the Note. As the Note became collateral-dependent upon Mr. Harmer’s default, management engaged various third-party certified valuation specialists to assist management in its determination of the fair value of the collateral and whether it is sufficient to recover the Note balance. As of September 30, 2013, management determined that the estimated fair value of the underlying collateral was between $1,347 and $1,483. As management has not been able to ascertain whether Mr. Harmer owns 50% or 100% of Holdings, management used the low end of the above range ($1,347) and compared it to the carrying amount of the Note of $1,149.  The remaining Note balance of $1,149 appears to be collectable given management’s best estimate of the cash recovery on the collateral securing the Note (fair value, less cost to sell) of $1,347. Additionally, the Company has classified $360 of the Note as an offset to equity, representing the collateral secured by ZAGG common stock, which management has taken steps to recover to repay the Note, as noted below. If a decrease in the amount of the Note classified as an offset to equity occurs as a result of a decrease in the stock price, the Company reclassifies the difference back to the Note to the extent that there is sufficient underlying collateral in excess of the book value.  During the three and nine months ended September 30, 2013, the Company reclassified $138 and $206 from equity to the Note to reflect the decrease in the Company’s stock price. Ultimately, any recovery in excess of the carrying value of the Note will be recognized when realized.

The Company determined the fair values of the collateral of the Note, which required significant estimates and assumptions. Management determined the value of the 80 shares of ZAGG common stock held by Mr. Harmer based on quoted market prices. The real estate holdings were valued primarily based on the sales comparison approach as sales of comparable properties were utilized. The investments in real estate companies were valued utilizing comparable market sales, a discounted cash flow analysis, and other valuation methodologies management deemed to be appropriate.

Since the Note became collateral dependent in October 2011, management has (1) foreclosed and sold 45 shares of ZAGG common stock for $496 (December 2011); (2) foreclosed on real property valued at $250 (January 2012); and (3) foreclosed on stock and warrants in a private company of $516 (May 2012). These foreclosures were recorded as a reduction to the Note in the period in which the foreclosure occurred. Management continues to actively pursue the foreclosure of all remaining collateral.

At September 30, 2013, the total unpaid principle balance, including accrued interest, late fees and costs incurred in collection, totaled $4,077.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(12)   FAIR VALUE MEASURES

Fair Value of Financial Instruments

At September 30, 2013, and December 31, 2012, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a note receivable, a line of credit, and a term loan. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these financial instruments.  The carrying value of the debt balances approximate fair value because the variable interest rates reflect current market rates.

In addition, as discussed in Note 11, management will record an impairment on the note receivable if the fair value of the underlying collateral is less than the carrying amount.  Management determined the fair value of assets that collateralize the note receivable, which includes real property, interests in entities that own real property, and 80 shares of the Company’s stock that carry a restrictive legend until two months after the note receivable is paid in full.  Management determined that the fair value of the collateral exceeded the carrying value of the note receivable at September 30, 2013.

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

At September 30, 2013, and December 31, 2012, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown:

		Fair Value Measurements Using:
	September 30, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$85	$85	—	—

		Fair Value Measurements Using:
	December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$452	$452	—	—

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

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

There were no assets held at September 30, 2013, measured at fair value on a non-recurring basis that resulted in a change in carrying value during the period.

The following table presents assets held as of December 31, 2012, measured at fair value on a non-recurring basis using the level of inputs shown at the time of impairment.

		Fair Value Measurements Using:
	December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Goodwill	$1,484	—	—	$1,484
EarPollution trademark	$2,383	—	—	$2,383

As discussed in Note 5, at December 31, 2012, management performed an impairment analysis over each asset and ultimately recorded a $5,441 goodwill impairment and an impairment of $5,917 on the EarPollution trademark. Thus, the balances in the table reflect the fair value at December 31, 2012. The fair value of goodwill and the EarPollution trademark were determined using various valuation methods, including the income and market approaches. Under the income approach, the estimate of the present value of expected future cash flows was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical operating data projected into the future based on the Company’s current expectations.  Various market approaches were utilized to determine appropriate royalty rates applicable to the valuation of the EarPollution trademark, to determine appropriate comparable company market multiples to estimate the value of the iFrogz reporting unit, and to estimate the overall value of the consolidated entity. The fair value for these assets was updated at September 30, 2013, noting no further impairment.

(13)  CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company places its cash with high-credit-quality financial institutions.  The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2013.

At September 30, 2013, approximately 60% of the balance of accounts receivable was due from two customers, each with a balance greater than 10% of the total accounts receivable balance. No other customer account balances were more that 10% of accounts receivable. At December 31, 2012, approximately 56% of the balance of accounts receivable was due from one customer. No other customer account balances were more that 10% of accounts receivable.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of supplier

The Company purchases its raw materials related to the invisibleSHIELD product line primarily from one source.   Management is aware of similar raw materials that would be available from other sources if required and has current plans to immediately engage such resources if necessary.  However, a change in supplier could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

In addition, the Company purchases all inventory from Asia through one third party sourcing company.  Management is aware of other manufacturing sources that it could utilize if there was a disruption in the operations of the third party sourcing Company.  However, a change in the sourcing Company could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Concentration of sales

For the three months ended September 30, 2013, two customers individually accounted for over 10% of the quarterly revenues at 26% and 14%.  No other customer account balances were more that 10% of sales.  For the three months ended September 30, 2012, two customers individually accounted for over 10% of quarterly revenues at 33% and 10%.  No other customer account balances were more that 10% of sales. If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the three months ended September 30, 2013 and 2012, was approximately:

	Three months ended September 30, 2013	Three months ended September 30, 2012
United States	88%	91%
Europe	7%	7%
Other	5%	2%

For the nine months ended September 30, 2013, two customers individually accounted for over 10% of the quarterly revenues at 26% and 16%.  No other customer account balances were more that 10% of sales.  For the nine months ended September 30, 2012, two customers individually accounted for over 10% of the quarterly revenues at 31% and 10%. No other customer account balances were more that 10% of sales. If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the nine months ended September 30, 2013 and 2012, was approximately:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
United States	90%	89%
Europe	5%	6%
Other	5%	5%

(14)  COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2017.  Future minimum rental payments required under the operating leases at September 30, 2013 are as follows:

Remaining 2013	$305
2014	953
2015	661
2016	617
2017 and thereafter	302
Total	$2,838

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

For the three and nine months ended September 30, 2013, rent expense was $327 and $1,163, respectively.  For the three and nine months ended September 30, 2012, rent expense was $493 and $1,335, respectively. Rent expense is recognized on a basis which approximates straight line over the lease term.

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

ZAGG Inc v. Joseph Ramelli, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120903188.  On May 10, 2012, ZAGG filed a lawsuit in Utah State Court against Joseph Ramelli (“Ramelli”).  The complaint alleged causes of action for defamation and false light, based on Ramelli’s authoring and causing to be published articles relating to ZAGG that contain false and defamatory statements.  On October 17, 2013, ZAGG and Ramelli entered into a settlement agreement of ZAGG’s claims in the litigation.  In the settlement agreement, Ramelli covenanted to never again make any comments whatsoever about ZAGG, or any person, entity, product or practice affiliated with ZAGG, and Ramelli provided a confession of judgment that can be enforced by ZAGG should Ramelli fail to perform any of his covenants under the agreement.  Also, ZAGG and Ramelli exchanged mutual general releases.  On October 22, 2013, the court entered an order dismissing the litigation.

Patent/Trademark Litigation

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

Fuhu Inc. et al v. ZAGG Inc et al, Central District of California, CV 13-06317 PA (SHx).  The Company is a defendant in a pending lawsuit alleging trademark infringement, false designation of origin, trademark dilution, and copyright infringement based on the Company’s identification of the plaintiff’s product on packaging for an accessory designed for the plaintiff’s product.  The complaint was filed on August 28, 2013.  This litigation is in its earliest stages.  The Company has not yet answered or otherwise responded to the complaint but intends to vigorously defend itself against these claims.

Patent Acquisition

On August 31, 2010, Andrew Mason (“Mason”) filed a complaint against the Company claiming infringement of United States Patent Nos. 7,389,869 and 7,784,610 as a result of the Company’s invisibleSHIELD installation kits. On November 9, 2010, the Company, Mason and his company, eShields LLC (“eShields”) entered into an Asset Purchase Agreement (“Purchase Agreement”) under which a wholly owned subsidiary of the Company, ZAGG Intellectual Property Holding Company, Inc. (“ZAGG IP”), acquired all of the rights of Mason in (i) the patents which were the subject of the litigation (United States Patent Nos. 7,389,869 and 7,784,610) (the “Patents”), (ii) the patent application filed on August 13, 2010 (the “CIP Application”) and (iii) rights to sue for infringement of the Patents.

In consideration for the conveyance of Mason’s assets described above, the Company paid or conveyed to Mason the following:

(a)	a first payment of $200 by November 11, 2010, and a second payment of $150 after December 31, 2010;
(b)
five-year warrants (the “Warrant”) to purchase 750 shares of the Company’s restricted common stock at an exercise price equal to $8.53; provided that 500 of the Warrants are exercisable only upon the issuance of a patent from the CIP Application with at least one claim that satisfies the Claim Conditions (as defined below);

(c)	70 shares of the Company’s restricted common stock; and
(d)	a fully paid-up, perpetual, non-exclusive license (granted to eShields), with limited rights to transfer or sublicense, for the Patents, and CIP Application, and any related patent applications.

The Company also dismissed its claims asserted against Mason and eShields, and agreed to make additional payments to Mason if the United States Patent and Trademark Office (“USPTO”) issued a U.S. patent on the CIP Application that included at least a claim (i) with no limitations in addition to those in the original version of claim 1 of the CIP Application, (ii) that lacked any limitations regarding a solution, (iii) that lacked any requirement that any of the elements be “secured” within a package and (iv) any other specific structural or functional limitations on the package, other than a functional language, if required by the USPTO, that the package is configured to hold the other physical elements of the claimed package (the “Claim Conditions”). If the Claim Conditions were met, 500 of the Warrants would be immediately exercisable and the Company would also be required to:

(a)	pay Mason the sum of $500; and
(b)	issue to Mason 430 shares of the Company’s restricted common stock.

If the Claim Conditions were not met, the Company would have no obligation to make the payment or issue the shares described in the preceding paragraph and Mason would not be able to exercise 500 of the Warrants (the “Contingent Obligations”).

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

On June 25, 2013, the USPTO allowed the CIP Application, which enables a patent to be issued upon payment of the issue fee. The Company informed Mason and eShields that it did not originally believe that the allowed claims of the CIP Application met the Claim Conditions. However, on September 4, 2013, the Company, Mason and eShields agreed to amend the original Purchase Agreement (the “Amended Purchase Agreement”) for the revised patent. The Amended Purchase Agreement provides that if the USPTO issues a U.S. patent consistent with the terms of the revised Claim Conditions, the Company would:

(a)	pay Mason the sum of $500; and
(b)	issue a certificate to Mason for 500 shares of the Company’s restricted common stock.
(c)
cause that the 500 Warrants previously issued but exercisable only upon the issuance of a patent from the CIP Application with at least one claim that satisfies the Claim Condition cannot be exercised at any time in the future.

The Company paid the issue fee during September 2013 and made the requisite payments to Mason and eShields pursuant to the terms of the Amended Purchase Agreement. Accounting for the patent acquisition is further discussed in Note 5, Intangible Assets.

Class Action Lawsuits

James H. Apple, et al. v. ZAGG Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00852; Ryan Draayer, et al. v. Zagg Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00859.  On September 6 and 10, 2012, two putative class action lawsuits were filed by purported Company shareholders against the Company, Randall Hales, Brandon O’Brien, and Cheryl Larabee, as well as Robert G. Pedersen II, the Company’s former Chairman and CEO, and Edward Ekstrom and Shuichiro Ueyama, former members of the Company’s Board of Directors.  These lawsuits were subsequently amended by a complaint filed on May 6, 2013.  The plaintiffs seek certification of a class of purchasers of the Company’s stock between October 15, 2010 and August 17, 2012.  The plaintiffs claim that as a result of Mr. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as the Company’s CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934 (the “Exchange Act”).  On March 7, 2013, the U.S. District Court for the District of Utah consolidated the Apple and Draayer actions and assigned the caption In re: Zagg, Inc. Securities Litigation, and on May 6, 2013, plaintiffs filed a consolidated complaint. On July 5, 2013, the defendants moved to dismiss the consolidated complaint.  The Company intends to vigorously defend against the lawsuit.

Arthur Morganstern v. Robert G. Pedersen II et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120908452; Albert Pikk v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1188; Rosenberg v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1216.  On December 14, 2012, the first of three shareholder derivative complaints were filed against several of the Company’s current and former officers and directors.  These complaints make allegations similar to those presented in the consolidated class action lawsuits, but they also assert various state law causes of action, including claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading.  Each of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as a nominal defendant against whom no recovery is sought.  On February 26, 2013, the U.S. District Court for the District of Utah consolidated the Pikk and Rosenberg actions and assigned the caption In re ZAGG Inc. Shareholder Derivative Litigation, and on June 5, 2013, plaintiffs filed a consolidated complaint.  The Company has not yet responded to these complaints.

In the fourth quarter of 2012, the Company received requests to provide documentation and information to the staff of the SEC in connection with a non-public investigation being conducted by the SEC’s Salt Lake City office.  The Company believes the investigation includes a review of the facts and circumstances surrounding some of the same issues raised by the plaintiffs in the above lawsuits; specifically, whether the Company failed to disclose Mr. Pedersen's margin account sales or the alleged existence of a plan to have Mr. Hales succeed Mr. Pedersen as the Company’s CEO.  The Company responded to these requests and is cooperating fully with the staff.  The Company has chosen to disclose this non-public investigation due to the highly public nature of the lawsuits described above, which the Company intends to defend vigorously.

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

The Company establishes liabilities when a particular contingency is probable and estimable. The Company has not accrued for any loss at September 30, 2013 in the condensed consolidated financial statements as the Company does not consider a loss to be probable nor estimable. The Company has contingencies which are reasonably possible; however, the reasonably possible exposure to losses cannot currently be estimated.

 (15)   SEGMENT REPORTING

As of December 31, 2012, the Company reported financial information on the following three reportable segments:  ZAGG, iFrogz, and HzO. During the first quarter of 2013, management consolidated a number of ZAGG/iFrogz processes and functions, which resulted in the announcement of the closure of the iFrogz office in Logan, Utah and the lay-off of a number of iFrogz employees during the first quarter of 2013. Ultimately, it was decided that the two offices would be consolidated and that the marketing, product development, product management, customer service, sales, accounting, and IT teams that had previously operated independently, would now be combined.

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

(16)  SUBSEQUENT EVENTS

In October 2013, HzO and certain current and new HzO investors (the “HzO Investors”) closed on the second and third tranches of the Series B Preferred Extension Stock Purchase Agreement (the “Agreement”). Under the terms of the Agreement, HzO issued 12,288 shares of Series B Preferred Stock to the HzO Investors for net cash of $3,113. Neither ZAGG nor ZAGG executives participated in this equity raise. Prior to this transaction, ZAGG held an ownership interest of 22.7% of the then outstanding shares of HzO. Following this transaction, ZAGG holds an ownership interest of 19.7% of the outstanding shares of HzO and the investment will be accounted for as a cost method investment.

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

Our Business

ZAGG Inc (“ZAGG,” the “Company,” “we,” “us” or “our”), headquartered in Salt Lake City, Utah, with an office in Shannon, Ireland, designs, produces, and distributes creative product solutions such as protective coverings, keyboards, keyboard cases, earbuds, Bluetooth speakers, mobile power solutions, and device cleaning accessories for mobile devices under the family of ZAGG brands. Within the family of the ZAGG brand are products sold under the following brand names:  invisibleSHIELD®, ZAGGbuds™, ZAGGsparq™, ZAGGfolio™, ZAGGmate™, ZAGGkeys™, ZAGGkeys PRO™, ZAGGkeys PRO Plus™, ZAGGkeys PROfolio, ZAGGkeys PROfolio+, ZAGGkeys MINI 7, ZAGGkeys MINI 9, and Origin.

In addition, the Company designs, produces, and distributes cases, Near-Field Audio™ amplifying speakers, earbuds, traditional headphones, and gaming headphones for mobile devices under the family of iFrogz brands in the value-priced lifestyle sector. Within the family of the iFrogz brand are products sold under the following brand names: iFrogz™, Earpollution™, Caliber™, and Animatone™.

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

As a follow up to the ZAGGmate, we launched the ZAGGfolio in July 2011.  The ZAGGfolio is a stylish and functional case for the iPad 2, iPad 3, iPad 4, Samsung Galaxy Tablet, and Galaxy Tablet 2.0 that not only offers full protection, but increases productivity through a removable Bluetooth keyboard.  Operating with Bluetooth 3.0, the integrated battery will last for months between charges.  A true 3-in-1 solution with a keyboard, stand and full protective cover, the patent-pending ZAGGfolio is the winner of multiple awards including the 2012 CES Innovations Design and Engineering Showcase Honors.  In fall of 2011, we expanded the ZAGGfolio family to include 11 different colors, textures and patterns, including genuine leather.  In November 2012, the ZAGGfolio was named a gold winner of the Consumer Product of the Year at the Best in Biz Awards 2012.

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

In August 2012, ZAGG debuted the ZAGGkeys PRO™ and ZAGGkeys PRO Plus™ at IFA 2012 in Berlin, Germany. The ZAGGkeys Pro™ and ZAGGkeys Pro Plus™ are ultra-thin Bluetooth®keyboard accessories that accentuate the utility and convenience of the Apple iPad. Different from the original ZAGGkeys accessory, the ZAGGkeys PRO and PRO Plus utilize an innovative magnetic closure to secure the iPad, and protect the screen from scratches and smudges. The patented keyboard design of both products provides a natural typing experience in a compact layout, with dedicated function keys to operate specific iPad features. In addition, the ZAGGkeys PRO Plus features optional backlighting for full keyboard use without the need for another light.

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

Family of iFrogz Branded Products

iFrogz Cases

iFrogz began in 2006 by creating protective cases for Apple iPods with a unique combination of fashion and quality that was received well by the marketplace. Initially, all sales were online. However, in early 2007, iFrogz began distributing its case products through large retailers and began more firmly establishing itself as a youth- and fashion-oriented brand. Since 2007, the iFrogz case offerings have expanded to include a wide array of sleek and stylish cases for each new generation of Apple iPod, iPhone, and iPad. During 2012, iFrogz cases became available for Samsung Galaxy devices.

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

In July 2013, ZAGG introduced the launched the iFrogz Coda Forte wireless headphones, which connect to a mobile device via Bluetooth®. The Coda Forte is the newest addition to iFrogz's Coda line of headphones. Lightweight and comfortable, the Coda Forte combines the latest Bluetooth® wireless technology with powerful drivers for seamless, high-fidelity audio quality. The integrated rechargeable batteries of the Coda Forte deliver 10-12 hours of continuous audio on a single charge. Built-in controls provide volume and track adjustment, as well as one-touch acceptance of incoming calls using a built-in microphone. Coda Forte headphones are available in black, white, blue and pink.

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

In January 2013 at CES, the Company introduced the Caliber Advantage game controller. It will provide gamers with an enhanced console-style gaming experience that attaches directly to their Apple iPhone 5 or iPod touch. The Caliber Advantage controls the action via the device's Bluetooth® connection, providing the lightning-fast response needed for today's mobile gaming. The dual slide-out analog controls of the gaming handset feature tactile, responsive keys, for a tight and accurate gaming experience. The Caliber Advantage incorporates the accelerometer features of the iPhone while adding all of the benefits of a traditional gaming controller. The Caliber Advantage will also feature an integrated lithium polymer battery offering 10-12 hours of continuous play without the need for a charge. The Caliber Advantage was originally scheduled for release in the second quarter of 2013; however, the Company delayed the launch of the controller to ensure that the controller is fully compatible with iOS 7. Given this, it is expected the Caliber Advantage will be available in the first quarter of 2014. The Caliber Advantage was an Innovative Design and Engineering Honoree at the 2013 CES.

Despite the delay in the launch of the Caliber Advantage, the Company expects to launch its first generation Caliber game controller during the fourth quarter of 2013. This controller will attach directly to the Apple iPhone 5 or iPod touch.

iFrogz continues to innovate its product lines allowing it to remain ahead of the curve in the electronic device accessory fashion market.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  Significant estimates include the allowance for doubtful accounts, inventory reserve, sales returns liability, the useful life of property and equipment, the useful life of intangible assets, the recoverability of goodwill and indefinite-lived intangible assets, stock-based compensation, and income taxes.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements.  Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Reserve for sales returns and warranty liability

For product sales, the Company records revenue, net of estimated returns and discounts, when delivery has occurred, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Our return policy allows its end users and retailers rights to return purchased products.  In addition, the Company generally provides the ultimate consumer a warranty with each product.  Due to the nature of the invisibleSHIELD product line, returns for the invisibleSHIELD are generally not salvageable and are not included in inventory.  We estimate a reserve for sales returns and warranty and record the estimated reserve amount as a reduction of sales, and as a sales return reserve liability.  The sales returns and warranty reserve requires management to make significant estimates regarding return rates for sales and warranty returns.  Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales return and warranty reserve.

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

If forecasts, assumptions, or changes in stock price used to support the realizability of our goodwill and other long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Stock-based compensation

The Company recognizes stock-based compensation expense in its condensed consolidated financial statements for awards granted to employees and non-employees under its stock incentive plan, which include restricted stock and stock options.  Equity-classified awards are measured at the grant date fair value of the award. The fair value of stock options is measured on the grant date using the Black-Scholes option pricing model (BSM), which involves the use of assumptions such as expected volatility, expected term, dividend rate, and risk-free rate.  Volatility is a key factor used to determine the fair value of stock options in the BSM.  Based on the expected term of the award, if the Company does not have sufficient historical data or implied volatility information to determine volatility based upon its own information, the Company uses significant judgment to identify a peer group and determine the appropriate weighting in order to estimate a volatility rate for use in the BSM.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (amounts in thousands, except per share data)

Net sales

Net sales for the quarter ended September 30, 2013, were $49,869 as compared to net sales of $59,828 for the quarter ended September 30, 2012, a decrease of $9,959 or 17%.

For the quarter ended September 30, 2013, sales of our invisibleSHIELD product line accounted for approximately 47% of our revenues, compared to 51% for the three months ended September 30, 2012.  For the quarter ended September 30, 2013, sales of our keyboard product line accounted for approximately 28% of our revenues, compared to 19% for the three months ended September 30, 2012. For the quarter ended September 30, 2013, sales of our audio product line accounted for approximately 14% of our revenues, compared to 16% for the three months ended September 30, 2012.

For the quarter ended September 30, 2013, approximately 84% of our overall net sales were through our indirect channel, 8% were through our website, and 8% were through our mall cart and kiosk programs. For the quarter ended September 30, 2012, approximately 83% of our overall net sales were through our indirect channel, 11% were through our website, and 6% were through our mall cart and kiosk programs.

The decrease in revenue comparing the three months ended September 30, 2013 to 2012 was primarily related to the following factors:  (1) The Company’s sales are impacted significantly by original equipment manufacturer (OEM) device launches, particularly by launches of Apple products that involve a change in form factor. During the third quarter of 2012, Apple launched the iPhone 5, which was a change in form factor compared to the iPhone 4S and significantly impacted our sales in the third quarter of 2012. However, the launch of the iPhone 5S in the third quarter of 2013 did not involve a change in form factor. The impact of Apple device launches that do not involve a form factor change principally are realized through replenishment orders during periods following the device release. (2) Increased market competition, (3) the absence of meaningful expansion in our wholesale distribution channel, and (4) product expansion with existing customers progressing more slowly than we originally expected.

Gross profit

Cost of sales includes raw materials, finished goods purchased from manufacturers, packing materials, and shipping and fulfillment costs. Gross profit for the quarter ended September 30, 2013, was $22,101 or approximately 44% of net sales, as compared to $26,625 or approximately 45% of net sales for the quarter ended September 30, 2012.  Gross profit decreased primarily due to the reduction in sales, though the gross profit percentage was consistent during the comparative periods.

There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended September 30, 2013, were $15,665, a decrease of $3,842 from total operating expenses for the quarter ended September 30, 2012, of $19,507. The $3,842 decrease in operating expenses was primarily attributable to the overall decreases in advertising and marketing expenses, $1,409 in payroll and stock based compensation expense incurred during the third quarter of 2012 related to the departure Robert Pedersen II (the Company’s former chief executive officer) that did not recur in 2013, an overall reduction in stock based compensation expense due to a decrease in grants and the decline in the Company’s stock price as compared to grants in prior years, and other declines in other selling, general and administrative expenses due to cost control initiatives instituted by the Company during the second quarter of 2013.

Income from operations

We reported income from operations of $6,436 for the quarter ended September 30, 2013 as compared to income from operations of $7,118 for the quarter ended September 30, 2012, a decrease of $682.  The decrease in income from operations for the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012 is primarily attributable to lower sales as described above offset by reductions in operating expenses as described in detail above.

Other expense

For the quarter ended September 30, 2013, total other expense was $821 compared to other expense of $1,772 for the quarter ended September 30, 2012.  The decrease is primarily attributable to a significant reduction in interest expense from the Company’s debt agreement with Wells Fargo entered into during the fourth quarter of 2012. This decrease in expense was partially offset by an increase in the loss from investment in HzO.

Income taxes

We recognized income tax expense of $2,431 for the quarter ended September 30, 2013, compared to income tax expense of $1,958 for the quarter ended September 30, 2012.

Our effective tax rate was 43.3% and 36.6% for the three months ended September 30, 2013 and 2012, respectively.  Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, favorable tax rates associated with certain earnings from our operations in Ireland, and our global tax strategy.

Net income

As a result of these factors, we reported net income of $3,184 or $0.10 per share on a fully diluted basis for the quarter ended September 30, 2013 as compared to net income of $3,388 or $0.11 per share on a fully diluted basis for the quarter ended September 30, 2012.

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (amounts in thousands, except per share data)

Net sales

Net sales for the nine months ended September 30, 2013, were $152,538 as compared to net sales of $176,943 for the nine months ended September 30, 2012, a decrease of $24,405 or 14%.

For the nine months ended September 30, 2013, sales of our invisibleSHIELD product line accounted for approximately 43% of our revenues, compared to 48% for the nine months ended September 30, 2012.  For the nine months ended September 30, 2013, sales of our keyboard product line accounted for approximately 29% of our revenues, compared to 23% for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, approximately 84% of our overall net sales were through our indirect channel, 9% were through our website, and 6% were through our mall cart and kiosk programs. For the nine months ended September 30, 2012, approximately 81% of our overall net sales were through our indirect channel, 13% were through our website, and 6% were through our mall cart and kiosk programs.

The decrease in revenue comparing the nine months ended September 30, 2013 to 2012 was primarily related to the following:  (1) The Company’s sales are impacted significantly by OEM device launches, particularly by launches of Apple products that involve a change in form factor. During the first quarter of 2012, Apple launched the iPad 3, which significantly impacted our sales in the first nine months of 2012. In addition, during 2012, the iPhone 5 launched during September of 2012, which was a change in form factor compared to the iPhone 4S and significantly impacted our sales in the third quarter of 2012. There was no Apple iPad launch during the first nine months of 2013 and the launch of the iPhone 5S did not involve a change in form factor. The impact of Apple device launches that do not involve a form factor change principally are realized through replenishment orders during periods following the device release. (2) Increased market competition, (3) the absence of meaningful expansion in our wholesale distribution channel, and (4) product expansion with existing customers progressing more slowly than we originally expected.

Gross profit

Cost of sales includes raw materials, finished goods purchased from manufacturers, packing materials, and shipping and fulfillment costs. Gross profit for the nine months ended September 30, 2013, was $62,634 or approximately 41% of net sales, as compared to $81,963 or approximately 46% of net sales for the nine months ended September 30, 2012.  The decrease in gross profit percentage is due to the following factors:  (1) The product mix shift continued, as the percentage of invisibleSHIELD sales decreased from 48% as a percentage of sales in the first nine months of 2012 to 43% in the first nine months of 2013, which is our highest margin product. At the same time, sales of lower margin products, such as keyboards increased from 23% of total sales to 29% over the same period. (2) Online sales, which are typically at a higher gross profit than sales through other channels, decreased as a percent of revenue from 13% to 9% comparing the first nine months of 2012 to the first nine months of 2013

There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the nine months ended September 30, 2013, were $48,776, a decrease of $4,955 from total operating expenses for the nine months ended September 30, 2012, of $53,731. The $4,955 decrease in operating expenses was primarily attributable to the overall decreases in advertising and marketing expenses, $1,409 in payroll and stock based compensation expense incurred during the third quarter of 2012 related to the departure of Robert Pedersen II (the Company’s former chief executive officer) that did not recur in 2013, an overall reduction in stock based compensation expense due to a decrease in grants and the decline in the Company’s stock price as compared to grants in prior years, and other declines in other selling, general and administrative expenses due to cost control initiatives instituted by the Company during the second quarter of 2013. These decreases were partially offset by a charge of $591 incurred during the second quarter of 2013 related to the impairment of an investment in a private company that was originally acquired by the Company as part of the foreclosure of collateral securing the note receivable.

Income from operations

We reported income from operations of $13,858 for the nine months ended September 30, 2013 as compared to income from operations of $28,232 for the nine months ended September 30, 2012, a decrease of $14,374.  The decrease in income from operations for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 is primarily attributable to lower sales coupled with margin compression as is discussed in detail above.

Other expense

For the nine months ended September 30, 2013, total other expense was $2,462 compared to other expense of $5,237 for the nine months ended September 30, 2012.  The decrease is primarily attributable to a significant reduction in interest expense from the Company’s debt agreement with Wells Fargo entered into during the fourth quarter of 2012. This decrease in expense was partially offset by an increase in the loss from investment in HzO.

Income taxes

We recognized income tax expense of $4,562 for the nine months ended September 30, 2013, compared to income tax expense of $8,684 for the nine months ended September 30, 2012. Our effective tax rate was 40.0% and 37.8% for the nine months ended September 30, 2013 and 2012, respectively. Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, and favorable tax rates associated with certain earnings from our operations in Ireland and our global tax strategy.

Net income

As a result of these factors, we reported net income of $6,834 or $0.22 per share on a fully diluted basis for the nine months ended September 30, 2013 as compared to net income of $14,311 or $0.45 per share on a fully diluted basis for the nine months ended September 30, 2012.

Liquidity and Capital Resources (amounts in thousands)

At September 30, 2013, our principle sources of liquidity were cash generated by operations, cash on-hand, and the proceeds from a Term Loan and Line of Credit with Wells Fargo. Our principle uses of cash have been to fund working capital requirements, make payments on outstanding debt, and purchase shares of ZAGG Inc common stock.

Cash and cash equivalents on-hand decreased to $12,654 on September 30, 2013, from $20,177 on December 31, 2012, a decrease of $7,523. The decrease in cash is largely the result of positive cash from operations during the first nine months of 2013, offset by $22,173 in net payments on the Line of Credit, $4,000 in payment on the Term Loan, and $5,999 in cash used to purchase treasury stock during the first quarter of 2013. Earnings from foreign operations are considered permanently re-invested and of the $12,654 cash balance on September 30, 2013, cash from foreign entities totaled $2,901, which constituted 23% of the total cash and cash equivalents balance.

At September 30, 2013, we had working capital of $74,252 compared to $89,369 as of December 31, 2012.  The decrease is primarily attributable to the $22,173 in net payments on the Line of Credit, $4,000 in payment on the Term Loan, and $5,999 in cash used to purchase treasury stock during the first quarter of 2013. These uses of working capital were partially offset by positive cash from operations during the first nine months of 2013.

Based on our current level of operations, we believe that cash generated from operations, cash on hand, and available borrowings under our existing credit arrangements will be adequate to meet our currently expected capital expenditures, debt obligations, and working capital needs for the next 12 months.

Debt and Letters of Credit

On December 7, 2012, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into a two-year, $84,000 credit facility (“Credit Agreement”) consisting of a $24,000 term loan (“Term Loan”) and a $60,000 revolving line of credit (“Line of Credit”), which Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $10,000. The Company’s obligations under the Credit Agreement were secured by all or substantially all of the Company’s domestic assets and over 50% of the equity in foreign subsidiaries. As of September 30, 2013 and December 31, 2012, the Company had an outstanding balance of $20,000 and $24,000, respectively, on the Term Loan; an outstanding balance of $0 and $22,173, respectively, on the Line of Credit; and no letters of credit had been issued.

The Term Loan requires quarterly payments of $2,000 payable on the first day of each quarter commencing on April 1, 2013, and continuing up to and including October 1, 2014. A final installment payment consisting of the remaining unpaid balance is due on December 1, 2014. A mandatory additional principal payment of $500 is required for each fiscal quarter in which total liabilities to tangible net worth (as those terms are defined in the Credit Agreement) exceeds 1.50 to 1.00, commencing with the Company’s fiscal quarter ending December 31, 2012. At September 30, 2013, no mandatory principal payment was required.

The outstanding principal balance of the Term Loan bears interest (computed on the basis of a 360-day year, actual days elapsed) at a fixed rate per annum determined by Wells Fargo to be the sum of the (1) LIBOR margin (with the initial LIBOR margin being set at 1.25%) and (2) LIBOR in effect on the first day of each Fixed Rate Term (as defined in the Credit Agreement).

Borrowings and repayments under the Line of Credit may occur from time to time in the Company’s ordinary course of business from December 7, 2012, through December 1, 2014.  Any outstanding borrowings under the Line of Credit mature and are due on December 1, 2014.

The outstanding principal balance under the Line of Credit bears interest (computed on the basis of a 360-day year, actual days elapsed) at a fluctuating rate per annum determined by Wells Fargo to be the sum of the (1) LIBOR margin (with the initial LIBOR margin being set at 1.25%) and (2) Daily Three Month LIBOR (as defined in the Credit Agreement) in effect from time to time.

Pursuant to the terms of the Credit Agreement, Wells Fargo adjusts the LIBOR margin used to determine the rate of interest under the Line of Credit on a quarterly basis. The Applicable Libor Margin is calculated based on the Company’s Leverage Ratio (defined in the Credit Agreement as Total Liabilities to Tangible Net Worth) in accordance with the following table:

Total Liabilities to Tangible Net Worth	Applicable LIBOR Margin

1.50 or greater	1.75%
1.00 or greater, but less than 1.50	1.25%
Less than 1.00	0.75%

Under the Line of Credit, each such adjustment is effective on the first business day of the Company’s fiscal quarter following the quarter during which Wells Fargo receives and reviews the Company’s most current fiscal quarter-end financial statements in accordance with the requirements established by Wells Fargo for the preparation and delivery thereof.

In addition, the Company agreed to pay Wells Fargo a quarterly fee based on the average unused amount of the Line of Credit depending on the Company’s Leverage Ratio based on the following table:

Leverage Ratio	Applicable Unused Commitment Fee (per annum)

1.50 or greater	0.20%
1.00 or greater, but less than 1.50	0.15%
Less than 1.00	0.10%

For the three and nine months ended September 30, 2013, $22 and $59, respectively, in unused line fees had been incurred and were included as a component of interest expense in the condensed consolidated statement of operations.

The weighted average interest rate on all outstanding borrowings at September 30, 2013, was 1.63%, and the effective interest rate was 2.31%.

The Company incurred and capitalized $238 of direct costs related to the issuance of the Term Loan and Line of Credit.  The Company amortizes the deferred loan costs related to the Term Loan under the effective interest rate method and the deferred loan costs related to the Line of Credit on a straight-line basis.  For the three and nine months ended September 30, 2013, the Company amortized $30 and $90, respectively, of these loan costs, which is included as a component of interest expense in the condensed consolidated statement of operations.  The carrying value of deferred loan costs at September 30, 2013 and December 31, 2012, was $140 and $230, respectively, and is included as a component of noncurrent other assets in the condensed consolidated balance sheet.

The Credit Agreement also contains a number of financial and non-financial debt covenants. At September 30, 2013, the Company was in compliance with all covenants associated with the Credit Agreement.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of September 30, 2013:

	Payments on Debt	Interest on Debt	Operating Leases	Total contractual obligations
Remaining 2013	$2,000	$77	$305	$2,382
2014	18,000	225	953	19,178
2015	-	-	661	661
2016	-	-	617	617
2017 and thereafter	-	-	302	302
Total	$20,000	$302	$2,838	$23,140

(1)	Unrecognized uncertain tax benefits of $152 are not included in the table above as we are not sure when the amount will be paid.

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

Item 4.              Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934 as of the end of the period covered by this Report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and were designed to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings (dollars and shares in thousands)

The information required by this Item is incorporated herein by reference to the Notes to condensed consolidated financial statements – Note 14, Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds (dollars and shares in thousands)

There were no sales of unregistered securities during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, we issued the following securities:

We issued 500 unregistered shares of common stock as consideration for the purchase of a patent.

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

10.1
Employment Letter Agreement between ZAGG Inc and Jason J. Schwartz (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on August 9, 2013 and incorporated herein by reference).

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

ZAGG INC

Date: November 7, 2013	By:	/s/ RANDALL L. HALES
Randall L. Hales,
Chief Executive Officer, President, & Director
(Principal executive officer)

Date: November 7, 2013	By:	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer
(Principal financial officer)