Form 10-K
period 2013-12-31
ZAGG Inc
filed 2014-03-12
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34528

ZAGG INC

NEVADA	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3855 S 500 W, Suite J, Salt Lake City, UT	84115
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 263-0699

Securities registered under 12(b) of the Exchange Act:

Common Stock, $.001 par value	The NASDAQ Stock Market LLC
(Title of Class)	(Name of exchange on which registered)

Securities registered under 12 (g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 2 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicated by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ ] Large Accelerated Filer	[X] Accelerated Filer
[ ] Non-accelerated Filer (do not check if a smaller reporting company)	[ ] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 28, 2013, was $142,488,241.  For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares of the Registrant’s common stock outstanding as of March 6, 2014, was 30,793,818.

ZAGG INC
FISCAL YEAR ENDED DECEMBER 31, 2013
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

ITEM 1.                      BUSINESS

Our Business

ZAGG Inc (“we,” “us,” “our,” “ZAGG,” or “the Company”) is headquartered in Salt Lake City, Utah, and has an international office located in Shannon, Ireland. The Company designs, produces, and distributes professional and premium creative product solutions such as invisibleSHIELD® screen protection, keyboards for tablet computers or mobile devices, keyboard cases, earbuds, portable power, cables, cases, Bluetooth speakers, and mobile device cleaning accessories for mobile devices under the family of ZAGG and invisibleSHIELD brands. In addition, the Company designs, produces, and distributes earbuds, headphones, Bluetooth speakers, Near-Field Audio amplifying speakers, cases, and cables for mobile devices under the family of iFrogz brands in the fashion and youth oriented lifestyle sector.

We maintain our headquarters at 3855 South 500 West, Suites B, C, D, I, J, K, L, M, N, O, P, Q, R and S, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699.  Our website addresses are www.zagg.com and www.ifrogz.com.  Information contained on, or accessible through, our websites is not a part of, and is not incorporated by reference into this report.

Family of ZAGG Branded Products

ZAGG invisibleSHIELD Products

The invisibleSHIELD is made from a protective film covering that was developed originally to protect the leading edges of rotary blades of military helicopters. We determined that a variation of this film product could be configured to fit onto the surface of electronic devices and marketed to consumers for use in protecting such devices from every day wear and tear, including scratches, scrapes, dings, and other surface blemishes. The film also permits touch sensitivity, meaning its application to a device does not inhibit the device’s touch screen sensitivity. The invisibleSHIELD film material is highly reliable and durable because it was originally developed for use in a high friction, high velocity environment within the military aerospace industry. The film provides long lasting protection for the surface of electronic devices subject to normal wear and tear. The film has a polyurethane base with properties that have enabled us to develop a very thin, pliable, flexible, and durable clear plastic that adheres to the surface and shape of the object to which it is applied.

The invisibleSHIELD is designed specifically for each unique smartphone, cell phone, tablet computer, MP3 player, laptop, digital camera, watch face, GPS system, gaming device, and other mobile device.  The product is “cut” to fit specific devices and for the original invisibleSHIELD formulation, is packaged together with a moisture activating solution that makes the invisibleSHIELD adhere to the surface of the device, literally “like a second skin,” and virtually invisible to the eye.  The patented invisibleSHIELD was the first scratch protection solution of its kind on the market.  The invisibleSHIELD is not ornamental, but rather provides semi-permanent barrier to preserve the brand new look of the surface of the electronic device to which it is applied.

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

Currently, ZAGG offers over 6,000 precision, pre-cut invisibleSHIELD designs with a lifetime replacement warranty through online channels, big-box retailers, electronics specialty stores, resellers, college bookstores, independent Mac stores, and mall kiosks.  We plan to continue to innovate our array of invisibleSHIELD products in future periods.

ZAGGaudio

ZAGGaudio electronics accessories and products were first released in late 2008, and continue to focus on innovation and superior value.  The first product within ZAGGaudio was the award winning ZAGGsmartbuds line. On January 12, 2010, we were awarded patent number US D 607,875 by the U.S. Patent and Trademark Office, covering design elements of ZAGGsmartbuds in-ear headphones.

The ZAGGaudio product offering also features the premium ZR-SIX earbuds, which offer passive noise cancellation and a robust sound.

During 2013, the Company launched the Origin desktop speaker, which is an innovative 2-in-1 desktop and portable Bluetooth® speaker system, the first of its kind on the market. The small, portable speaker provides users with crisp, high fidelity sound on the go and seamlessly transfers music to the large desktop speaker when docked. The combination of the two speakers produces big, room-filling sound with prominent bass. The small portable speaker also receives a charge to its battery when docked in the desktop speaker. Powerful audio drivers let listeners turn up the volume as loud as they like without losing sound clarity or quality.

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

In September 2012, the Company released a complete lineup of ZAGGsparq products to provide reliable power solutions for jetsetters, students, professionals and other consumers who are always on the go. Available in three size and charging options, the new family includes the ZAGGsparq 1220, ZAGGsparq 3100, and ZAGGsparq 6000. ZAGGsparq portable batteries are designed to charge any device that utilizes a USB, including smartphones, tablets, handheld gaming systems, and digital cameras. Different from other portable batteries on the market, the ZAGGsparq family has been constructed with built-in prongs that allow the device to double as a wall charger, eliminating the need for an extra power adapter. All three new models contain Lithium Polymer batteries and are polycarbonate to protect the device from wear and tear. In addition, the ZAGGsparq 3100 and 6000 feature the Company's Hypercharge Technolog, which enables a mobile device to receive a full charge up to four times faster than when utilizing a standard USB charger.

ZAGG Keyboard Products

We introduced the ZAGGmate in November 2010.  The ZAGGmate, made from aircraft-grade aluminum, was a protective and functional companion to the Apple iPad, iPad 2, iPad 3, and iPad 4, which accentuated both the appearance and utility of Apple's innovative devices. The ZAGGmate line featured two models, one with a simple, innovative stand and built-in wireless Bluetooth® keyboard that allowed for fast, responsive typing, and interaction with the iPad's features.  The second model replaced the keyboard with a more versatile stand that provided multiple angles for use. The ZAGGmate was the recipient of several prestigious industry awards, including the Macworld Expo 2011 Best of Show and recognition as a CES Innovations Design and Engineering Honoree. On April 7, 2011, we partnered with Logitech on the ZAGGmate product and renamed it the Logitech Keyboard Case by ZAGG. Under the partnership with Logitech, we received royalty payments for all units sold by Logitech. On May 9, 2012, we were awarded patent number US D 659,139 by the U.S. Patent and Trademark Office, covering design elements of the ZAGGmate case and keyboard accessory for tablets.

As a follow-up to the ZAGGmate, we launched the ZAGGfolio in July 2011.  The ZAGGfolio is a stylish and functional case for the iPad 2, iPad 3, iPad 4, Samsung Galaxy Tablet, and Galaxy Tablet 2.0 that not only offers full protection, but increases productivity through a removable Bluetooth keyboard.  Operating with Bluetooth 3.0, the integrated battery is designed to last for months between charges. A true 3-in-1 solution with a keyboard, stand and full protective cover, the patent-pending ZAGGfolio is the winner of multiple awards including the 2012 CES Innovations Design and Engineering Showcase Honors. In fall of 2011, we expanded the ZAGGfolio family to include 11 different colors, textures and patterns, including genuine leather. In November 2012, the ZAGGfolio was named a gold winner of the Consumer Product of the Year at the Best in Biz Awards 2012.

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

In August 2012, ZAGG introduced the ZAGGkeys PRO and ZAGGkeys PRO Plus at IFA 2012 in Berlin, Germany. The ZAGGkeys Pro and ZAGGkeys Pro Plus are ultra-thin Bluetooth keyboard accessories that accentuate the utility and convenience of the Apple iPad. Different from the original ZAGGkeys accessory, the ZAGGkeys PRO and PRO Plus utilize an innovative magnetic closure to secure the iPad, and protect the screen from scratches and smudges. The patented keyboard design of both new products provides a natural typing experience in a compact layout, with dedicated function keys to operate specific iPad features. In addition, the ZAGGkeys PRO Plus features optional backlighting for full keyboard use without the need for another light.

In October 2012, we launched the ZAGGkeys MINI 7, which features a durable folio designed specifically around the iPad mini and highlighted with ZAGG's award-winning keyboard technology. The Bluetooth 3.0 keyboard of the ZAGGkeys MINI 7 is custom designed to fit the iPad mini, providing a feature-rich keyboard while maintaining the small, compact size. The ZAGGkeys Mini 7 also features a built-in stand to hold the tablet at an ideal viewing angle and special function keys to operate essential iPad mini features directly from the keyboard.

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

In June 2013, ZAGG introduced the ZAGGkeys Universal, which is a remarkably thin full size keyboard compatible with virtually any mobile operating system. It comes in a protective case that doubles as a stand, allowing it to work with almost any tablet or smartphone. Also featuring an innovative, ergonomic curved design with island-style keys, similar to those on traditional keyboards, the ZAGGkeys Universal provides maximum comfort with ample finger room, even during marathon typing sessions. The Universal's rechargeable battery is designed to last for up to three months of regular use.

In October 2013, ZAGG introduced the ZAGGkeys Folio and ZAGGkeys Cover for the iPad Air tablet. The ZAGGkeys Folio and ZAGGkeys Cover are ultra-thin Bluetooth® keyboards featuring a patent-pending pivoting hinge that allows users to place the iPad Air at virtually any viewing angle, just like a laptop screen. Both keyboards feature backlit keys to support typing in low light areas, and a powerful battery to keep the tablet running for up to three months. When not in use for typing, the Cover locks behind the iPad Air to offer a pure reading and playing mode. The Folio offers full device coverage in attractive styling.

ZAGG Gaming
During the fourth quarter of 2013, the Company made a key brand strategy decision to place greater emphasis on the promotion of the ZAGG and invisibleSHIELD brands, particularly with the decision to brand the line of gaming controllers as ZAGG products instead of under the iFrogz brand as was previously communicated.

Based on that decision, the Company will introduce the ZAGG Bluetooth® gaming controller (previously slated as the iFrogz Caliber Advantage gaming controller). The ZAGG Game Controller is intended to provide gamers with an enhanced console-style gaming experience that attaches directly to their Apple iPhone 5s or 5c, or iPod touch 5th generation. The ZAGG Game Controller controls the action via the device's Bluetooth® connection, providing the lightning-fast response needed for today's mobile gaming. The dual slide-out analog controls of the gaming handset feature tactile, responsive keys, for a tight and accurate gaming experience. The ZAGG Game Controller is also expected to feature an integrated lithium polymer battery offering 10-12 hours of continuous play without the need for a charge. The ZAGG Game Controller utilizes technology that is specifically optimized for games developed by industry leaders such as Epic Games and Epic's ChAIR Entertainment for the ultimate gaming experience. It is expected the ZAGG Game Controller will be available in the second half of 2014.

ZAGG Cases
During the fourth quarter of 2013, the company launched the Arsenal, a premium rugged case that keeps smartphones clean and protected. Designed with a soft, cushioned interior and rigid outer shell, the Arsenal is resistant to liquids, drops, dust, and more, without adding bulk. The Arsenal is one of the thinnest rugged cases available and features the world-class invisibleSHIELD EXTREME screen protector, designed for premium shock resistance, break protection, and touchscreen sensitivity.

Family of iFrogz Branded Products

iFrogz Cases

iFrogz began in 2006 by initially creating protective cases for Apple iPods with a unique combination of fashion and quality that was received well by the marketplace. Initially, all sales were online. However, in early 2007, iFrogz began distributing its case products through large retailers and began more firmly establishing itself as a youth and fashion-oriented brand. Since 2007, the iFrogz case offerings have expanded to include a wide array of sleek and stylish cases for each new generation of Apple iPod, iPhone, iPad, and Samsung Galaxy smartphones and tablets.

iFrogz Audio

In the summer of 2007, the Company released its first line of audio products under the EarPollution brand. The eclectic selection of EarPollution earbuds and headphones specifically targets a younger audience, but still appeals to a wide demographic of consumers. Since the initial launch of the EarPollution audio products, the Company has continued to innovate and expanded its headphone and earbud product lines to include a large number of product offerings for all ages under both the iFrogz and EarPollution brands.

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

In October 2012, ZAGG introduced the Boost Plus under the iFrogz brand, a new iteration of its portable, external wireless speaker for smartphones and MP3 players. The Boost Plus allows consumers to fill living spaces and outdoor entertainment areas with music by simply placing a sound-producing mobile device on top of the speaker. Powered by Near-Field Audio Technology, the Boost Plus picks up the audio from a consumer's mobile device and pumps it out of three high-quality 2W x 2RMS speakers, eliminating the need for wires, cords or pairing configurations. The Boost Plus was an Innovations Design and Engineering Awards Honoree at the 2013 International Consumer Electronics Show.

In November 2012, ZAGG introduced the iFrogz Animatone line of accessories designed for young children. The initial iFrogz Animatone line offering includes headphones and earbuds with playful styling and audio limiting to protect developing ears. The iFrogz Animatone line features child-friendly designs, and animal-inspired images in a variety of bright colors including blue, red and green. Both versions of these first iFrogz Animatone audio accessories feature built-in volume boundaries to prevent the sound from being turned louder than 85 decibels, which is equivalent to the level of an average telephone dial tone.

In July 2013, ZAGG introduced the iFrogz Coda Forte wireless headphones. Lightweight and comfortable, the Coda Forte combines the latest Bluetooth wireless technology with powerful drivers for seamless, high-fidelity audio quality. The integrated rechargeable batteries of the Coda Forte deliver 10-12 hours of continuous audio on a single charge. Built-in controls provide volume and track adjustment, as well as one-touch acceptance of incoming calls using a built-in microphone. Coda Forte headphones are available in black, white, blue, and pink.

ZAGG continues to innovate its iFrogz audio and case product lines allowing it to remain ahead of the curve in the electronic device accessory fashion market.

2014 International Consumer Electronics Show

The annual International Consumer Electronics Show (CES) provides the Company the opportunity to introduce new creative product solutions to the market. At the 2014 CES, the Company introduced a number of new invisibleSHIELD, keyboard, Bluetooth speaker, power, case, earbud, and headphone products under the ZAGG, invisibleSHIELD, and iFrogz brands. The Company considers the following to be new key product offerings:

●	invisibleSHIELD On Demand – The revolutionary invisibleSHIELD On Demand program offers retailers the ability to instantly produce a variety of screen protection films for virtually any device. That means retailers will have invisibleSHIELDs available the same day that new devices launch, and they will never need to turn a customer away because an invisibleSHIELD is unavailable. In addition, retailers will be able to focus their shelf inventory on their best-selling invisibleSHIELDs and simply create others as needed. The invisibleSHIELD On Demand program will debut in 2014.
●	invisibleSHIELD Glass – invisibleSHIELD GLASS is the next step in the evolution of premium screen protection. Made from multiple premium protective layers, including tempered scratch-resistant glass, invisibleSHIELD GLASS delivers ultimate image clarity with a silky-smooth feel and unique tapered edges. Users will find it to be the clearest, most natural-feeling screen protector they have ever experienced. invisibleSHIELD GLASS features seamless, one-touch installation and is covered by a lifetime warranty. invisibleSHIELD GLASS is available for iPhone, iPad, iPad Mini, Samsung Galaxy, and a variety of other popular mobile devices.
●	ZAGG Cover-Fit Keyboard for Galaxy NotePRO and TabPRO – The ZAGG Cover-Fit was developed with Samsung as part of the Samsung Mobile Accessory Partnership Program (SMAPP), and was designed to complement the form factor and lightweight construction of the new Samsung Galaxy NotePRO and TabPRO. At just 1.5 cm thin and weighing only 255 grams, the ZAGG Cover-Fit is one of the lightest keyboards on the market. The ZAGG Cover-Fit launched at retailers and on ZAGG.com at the same time as the Samsung Galaxy NotePRO and TabPRO in the first quarter of 2014.
●	iFrogz Tadpole – At the size of an average keyless entry remote, the iFrogz Tadpole Bluetooth speaker delivers big sound from a tiny package and brings the party where no speaker has gone before. With a handy built-in carabineer, the Tadpole has the ability to clip onto keys, purses and belts, for effortless on-the-go use. Not only does its lithium-ion battery provide hours of continuous play, but it also features a simple micro-USB charging port for convenient recharges. The Tadpole is available in blue, red, purple, black and white at iFrogz.com.
●	iFrogz Coda Pop – The iFrogz Coda Pop offers refreshing sound that is crisp, clear and surprisingly powerful for its compact size. With a 30-foot range and water-resistant design, the Coda Pop is small and eye-catching. The Coda Pop's rechargeable lithium-ion battery provides music for up to three hours. The Coda Pop is available in several "flavors," including grape, black cherry, and orange cream, at iFrogz.com
●	iFrogz FreeStyle Headphones and Earbuds – The iFrogz FreeStyle Bluetooth earbuds and FreeStyle Bluetooth headphones add more wireless offerings to the iFrogz personal audio product lineup. Using Bluetooth 4.0, also known as Bluetooth Low Energy, the FreeStyle ear buds play for hours and hours on a single charge. The revolutionary miniaturized design of the FreeStyle fits comfortably in the ear and filters outside noise with dual noise-isolating ear tips. The FreeStyle headphones offer unparalleled comfort in an around the ear headphone design. Both are compatible with a variety of mobile devices, including smartphones, tablets and desktop computers. The iFrogz FreeStyle earbuds and headphones will be available during the second half of 2014.
●	iFrogz GoLite – The iFrogz GoLite is a colorful, stylish and compact portable power solution designed to power smartphones and handheld electronics. The iFrogz GoLite features a 2,600 mAh battery with enough punch to fully charge virtually any smartphone. Its slim, elegant design includes a handy flashlight and fits conveniently in any purse or bag for easy power on the go.

Strategy

At ZAGG, our focus is to (1) design creative product solutions for users of mobile devices, (2) sell these products to end-users through global distribution partners and online, and (3) to become the preferred brand through the innovation and quality of our products, providing excellent customer service, and focusing on the end-users’ knowledge and experience with our products. We focus our corporate, team, and individual goals to accomplish this overall corporate strategy.

We plan to continue to expand our product offerings, including entering new product categories, and entering new domestic and global markets that we believe will be consistent with our overall corporate strategy.

Design and Packaging

We design the invisibleSHIELD product for application on thousands of specific electronic devices. Our logistics partners acquire precision-cut raw materials from exclusive third-party suppliers. These precision-cut invisibleSHIELDs are then packaged with an installation kit consisting of a moisture adhesive-activating solution for the original formulation, a squeegee, and instructions for application on specific electronic devices. We have established relationships with package assembly, shipping, and logistics companies worldwide that we expect will allow us to expand our invisibleSHIELD production and shipping capacity as we continue to grow.

We also custom design each invisibleSHIELD cut for the specific electronic device and currently have over 6,000 unique designs.  The cut designs are developed internally and are owned exclusively by us. We do not own the patent for the base materials, which is held by our exclusive supplier. Our supplier has contractually agreed to not sell the base materials to any of our competitors. We believe that our relationship with the manufacturer of the raw material is on excellent terms and anticipate no interruption in our ability to acquire adequate supplies of raw materials and produce products.

For all ZAGG products, we design the exterior packaging to ensure it is consistent with the overall marketing strategy and is consistent with the desires of our major retailer partners. We have designed the hard plastic and cardboard box packaging to be informative and attractive for point-of-sale displays. We outsource the production of packaging to various independent third parties.

We manufacture our other mobile device accessories (keyboards, audio products, cases, power solutions, and other accessories) using third party contract manufacturers located primarily in Asia. We have established relationships with third-party manufacturers, package assembly, warehousing, shipping, and logistics companies that allow us to expand our accessories production and shipping capacity as we continue to grow.

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

As a result, an industry and significant market has emerged for (1) protecting portable electronic devices, notably the “high end” tablet and smartphone devices, and (2) enhancing the consumer experience with accessories for mobile electronic devices.

We sell each of our product lines to consumers of electronic household and hand-held devices directly via our websites and other key online e-tailers, and through our distributors and retail partners. We sell a significant amount of product for use on Apple’s iPad, iPhone, and iPod devices and on Samsung’s Galaxy smartphones and tablets, though we have experienced continued diversification as other manufacturers’ presence in the market has increased.  Market sources indicate that the tablet, smartphone, and overall mobile device market will continue to increase in the coming years. As this market continues to expand, ZAGG is positioned to grow as we execute our corporate strategy.

In addition to Apple and Samsung, the handheld electronics industry has continued to market and develop devices with touch screen interfaces, and several major manufacturers, including Motorola, Microsoft, Dell, Lenovo, Blackberry and HTC continue to release innovative products each year. The invisibleSHIELD is the ideal device protection offering for all types of gadgets, in particular touch-screen devices, as it does not interfere with the functionality of the device while offering complete scratchproof protection. Our keyboard product line is ideal for tablet and smartphone users as the product line includes keyboards that are both device specific and device agnostic, which are compatible with many tablet and smart phone devices. In addition our ZAGGaudio and iFrogz Audio product lines offer excellent enhancement to any mobile device. We will continue to focus our marketing and innovation efforts around these types of product solutions that protect and enhance mobile devices.

On April 7, 2011, we partnered with Logitech on the ZAGGmate product and renamed it the Logitech Keyboard Case by ZAGG. Under the partnership with Logitech, we received a royalty payment for all units sold. Currently, we have not entered into any similar arrangements for any other products.

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

Market Segments

With over 6,000 invisibleSHIELD products/product configurations available, we have a protective covering for all major market segments of handheld electronic devices, including:  smart phones and cell phones, tablets, MP3 players, notebook computers, laptops, gaming devices, GPS devices, watch faces, and similar devices and surfaces. We intend to continue to configure the invisibleSHIELD product for use in newly developed consumer devices. The invisibleSHIELD can be quickly configured, packaged, and shipped to customers for new devices as they enter the consumer marketplace, making the invisibleSHIELD available for purchase at the time of or within days of the launch of new electronic devices. In addition, the release of the invisibleSHIELD On Demand in 2014 will make it possible for retailers to have an invisibleSHIELD available on the launch date for all device releases.

One of the fastest growing market segments is the tablet and smartphone segment. Most often, smartphone and tablet buyers are drawn to these devices by their elegant design, as well as their easy-to-use functionality. However, everyday use often mars the finish of the devices’ screen and other areas that receive wear and tear. The invisibleSHIELD and iFrogz cases offer excellent device protection, while not impeding the form or functionality of the smart phones and tablets, and do not inhibit the touch sensitivity for smartphones and tablets with touch screen technology. Further, our keyboard line provides a professional and innovative solution to effectively interact with tablets and smartphones.

 As sales of electronics continue to grow, we anticipate that sales of our complementary accessory products will continue to grow, as well. Three of the largest areas of our market opportunities relate to sales of tablets, smart phones, and MP3 players.  According to public filings, over 74.2 million iPads, 153.4 million iPhones, and 29.7 million iPods were sold by Apple during 2013.  In addition, industry sources project that the worldwide global accessories market will increase from an estimated $44.0 billion revenue industry during 2013 to an estimated $60.0 billion industry in 2016. Management believes that ZAGG is positioned to serve market needs within this industry with our multiple products lines that include device protection, keyboards and keyboard cases, audio, mobile power, and protective cases.

Marketing and Distribution

Domestically, we sell our products on our websites, to big box electronics retailers, to distributors, and to franchisees that own and operate kiosks and ZAGG branded stores in shopping malls and retail centers. In addition, our products are available for sale worldwide via our websites and through retailers and distributers we have partnered with from our subsidiary in Shannon, Ireland. Currently we advertise our products primarily on the Internet, through magazine ads, through print advertisements in conjunction with our retail partners, and through point of sale displays at retail locations. We intend to strategically expand our advertising activities in 2014, particularly through interactive displays within retailers. We are also seeking to create strategic partnerships with makers of cellular phone devices, electronic accessories, and mobile content providers to enhance our product offerings.

Indirect Channels

We sell our products through indirect channels including big box retailers, domestic and international distributors, independent Apple retailers, university bookstores, and small independently owned consumer electronics stores. For the year ended December 31, 2013, we sold approximately $186.5 million of product through these indirect channels, or approximately 85% of our overall net sales for 2013. We require indirect channel partners to enter into a reseller agreement with us.

We continue to sell directly to retailers or through distributors to market and place our products for sale in the United States and abroad. We have entered into distribution agreements with partners throughout the world for the marketing, distribution and sale of our products.

Website Sales

We sell our products worldwide directly to consumers on our websites at www.ZAGG.com and www.iFrogz.com. For the year ended December 31, 2013, we sold approximately $19.2 million of product on our website, or approximately 9% of our overall net sales for 2013. The URLs are included here as inactive textual references. Information contained on, or accessible through, our websites are not part of, and are not incorporated by reference into, this Annual Report on Form 10-K.

Mall Kiosk Vendors

We sell our products to franchisees that operate kiosks and ZAGG branded stores in shopping malls and retail centers. We enter into agreements with these franchisees who then purchase the products and resell them to consumers. For the year ended December 31, 2013, we sold approximately $13.7 million of product, or approximately 6% of our overall net sales for 2013, through our corporate owned mall carts and to franchisees.  Third party franchisees are required to enter into a standard franchise agreement with us wherein we charge an up-front fee that is recognized into revenue over the life of the license.  For the year ended December 31, 2013, we recognized $0.2 million in net sales related to these agreements.

Company Organization

Our operations are divided into two operating groups:  ZAGG Domestic, which serves customers in the United States and Canada, and ZAGG International, which serves customers throughout the rest of the world. Both ZAGG Domestic and ZAGG International are organized with the following functional departments: sales, marketing, eCommerce, operations, product development and management, and general and administration functions. Although ZAGG Domestic and ZAGG International operated in different locations, the product offerings are the same, as are the manufacturers, distribution channels, and type of customer. These are among the reasons we consider ZAGG Domestic and ZAGG International a single reporting segment under US generally accepted accounting principles (“US GAAP”).

Warranties

We offer a lifetime guaranty of the durability of our invisibleSHIELD products. If the invisibleSHIELD is ever scratched or damaged (in the course of normal use), a customer simply needs to return the old product and we will replace it for free. The products to which the invisibleSHIELD is applied typically have relatively short lives, which helps to limit our exposure for warranty claims.  For products that contain electronic components, the Company offers a one-year manufacturer’s warranty should the product cease to function properly during the first year.

Intellectual Property Rights

ZAGG, through its wholly-owned subsidiary, ZAGG Intellectual Property Holding Company, Inc., owns utility and design patents in the U.S. and in various foreign countries which correspond to a number of our products, including patents with claims focused on certain features of ZAGG’s invisibleSHIELD protective films for electronic devices.  ZAGG continues to actively pursue further protection for its invisibleSHIELD protective films and associated methods in the United States and in foreign countries, having filed patent applications for (i) both wet and dry application processes for securing protective films to consumer electronic devices; (ii) dry-application protective films; and (iii) on-demand production of electronic device accessories, including films.  In addition, ZAGG has filed applications, and in some instances secured patents, for a variety of its protective cases and keyboard products.  ZAGG has additional patents pending in the U.S. and internationally for a variety of current and expected products.

ZAGG owns more than 6,000 invisibleSHIELD protective film designs for protecting a variety of consumer electronic devices. New designs are routinely added to ZAGG’s portfolio to accommodate the newest electronic devices on the market.

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

ZAGG regularly files patent and trademark applications to protect its inventions, designs and trademarks. While ZAGG believes that the ownership of intellectual property is important to its business, and that its success is based in part upon the ownership of intellectual property rights, ZAGG’s success is also based upon creative product solutions, establishing the preferred brand among both retailers and consumers, and targeted global distribution.

Patents

ZAGG is the owner of the following U.S. Patents.

●	U.S. Pat. No. 7,957,524, titled Protective Covering for an Electronic Device. This patent provides ZAGG with exclusive patent rights in the field of protective coverings and systems and methods for covering mobile electronic devices with thin protective films. (This patent was the subject of a reexamination proceeding before the United States Patent and Trademark Office. An Inter Partes Reexamination Certificate issued on September 4, 2013 under number US 7,957,524 C1).
●	U.S. Pat. No. 7,389,869 titled Display Protective Film Application Kit, U.S. Patent No. 7,784,610 titled Protective Film Application Kit and Method, and U.S. Pat. No. 8567596 titled Electronic Device Protective Film Application Kit and Method. These patents provide ZAGG with exclusive patent rights in the field of protective film kits and methods for applying protective films to mobile electronic devices.
●	U.S. Pat. No. 8,599,542, titled Combined Cover, Keyboard and Stand for Tablet Computer with Reversible Connection for Keyboard and Reading Configuration.
●	U.S. Patent No. D692,015, titled Keyboard with Slot for Supporting a Portable Electronic Device.
●	U.S. Patent No. D692,014, titled Housing of a Keyboard for Portable Electronic Devices.
●	U.S. Patent No. D691,999, titled Element of a Keyboard for Supporting a Portable Electronic Device in an Inclined or at Least Partially Upright Orientation Relative to the Keyboard.
●	U.S. Patent No. D687,418, titled Earbud.
●	U.S. Patent No. D682,274, titled Keyboard.

●	U.S. Patent No. D681,620, titled Protective Mobile Telephone Case.
●	U.S. Patent No. D678,885, titled Support Structure for Portable Electronic Device.
●	U.S. Patent No. D607,875 titled Headset with Earphones Configured for Connection to Electronic Device.
●	U.S. Patent No. D676,031, titled Protective Cover for a Mobile Computing Device.
●	U.S. Patent No. D656,134, titled Antenna Insulator for Mobile Telephone Edges.
●	U.S. Patent No. D659,139, titled Protective Cover, Including Keyboard, for Mobile Computing Device.
●	U.S. Patent No. D672,352, titled Support Element of a Protective Cover for a Mobile Computing Device.
●	U.S. Patent No. D671,541, titled Keyboard for Portable Electronic Device.
●	U.S. Patent No. D673,574, titled Portable Keyboard.
●	U.S. Patent No. D676,853, titled Support for Portable Electronic Device.

ZAGG has additional pending U.S. and foreign design and utility patent applications with subject matter directed toward a variety of its innovations, including protective film products, keyboard products, speaker products and mobile electronic game controllers.  Some of these applications have not yet published.

Trademarks
ZAGG is the owner of the following U.S. trademarks, which are registered in the U.S. Patent and Trademark Office.

●	Shield Design, Reg. No. 3,923,393
●	INVISIBLE SHIELD, Reg. No. 3,825,458
●	ZAGG, Reg. No. 3,838,237
●	EARPOLLUTION, Reg. No. 3,744,404
●	MYFROGZ, Reg. No. 3,813,731
●	IFROGZ, Reg. No. 3,309,320
●	SHIELDZONE, Reg. No. 4,096,424
●	ZAGGMATE, Reg. No. 4,128,442
●	ZAGGFOLIO, Reg. No. 4,128,444
●	ZAGG, Reg. No. 4,137,585
●	INVISIBLE SHIELD, Reg. No. 4,140,986
●	IFROGZ, Reg. No. 4,122,465
●	IFROGZ (and design), Reg. No. 4,126,192
●	EARPOLLUTION, Reg. No. 4,122,478
●	LUXE, Reg. No. 4,129,356
●	ZAGGKEYS, Reg. No. 4,193,647
●	FLEX, Reg. No. 4,193,657
●	ZAGGKEYS FLEX, Reg. No. 4,193,661
●	MILITARY GRADE (and design), Reg. No. 4,197,512
●	NANO-MEMORY TECHNOLOGY (and design), Reg. No. 4,197,517
●	SHIELDZONE, Reg. No. 4,197,802
●	STICK IT TO YOUR DEVICE, Reg. No. 4,203,749
●	ZAGGSPARQ, Reg. No. 4,217,970
●	ZAGG, Reg. No. 4,258,130
●	ZAGG (and design), Reg. No. 4,264,984
●	EARPOLLUTION (and design), Reg. No. 4,267,232
●	Frog Design, Reg. No. 4,122,466
●	Soundwave Design, Reg. No. 4,139,738
●	360° SCREEN SECURITY (and design), Reg. No. 4,304,647

ZAGG has filed the following U.S. Trademark Applications, which are pending in the U.S. Patent and Trademark Office.

●	ORIGIN, App. No. 85/762,571
●	ANIMATONE, App. No. 85/687,979
●	CALIBER, App. No. 85/734,814
●	ZAGG (stylized), App. No. 86/120,072
●	Triangle design, App. No. 86/120,110
●	YOUR BEST FIT, App. No. 86/140,898
●	TADPOLE, App. No. 86/155,454
●	RHYTHMIX, App. No. 86/157,971

Many of the U.S. registered trademarks listed above are also pending or registered in one or more of the following foreign jurisdictions.  Argentina, Australia, Brazil, Canada, Chile, China, Colombia, European Community, Hong Kong, India, Indonesia, Israel, Japan, Mexico, New Zealand, Norway, Russian Federation, South Korea, Switzerland, Thailand, Turkey and Venezuela.

ZAGG also claims common law trademark rights in the U.S. to each of the trademarks listed above as well as to the following marks:  SHIELD SPRAY, ZAGGFOAM, ZAGGWIPES, ZAGG AUDIO, SPARQ, ZAGGSMARTBUDS, SPORTLEATHER, ZAGGBAG DIVIDE, REFLECTIVE ACOUSTICS, ZR-SIX, ZR-T, ZR-LE, CODA POP and BOOST.

Employees

We have 137 full-time employees and 64 part-time employees (total of 201), including our management team. 186 of our employees are located in the United States and support the operations of ZAGG Domestic, while there are 15 employees located in Ireland to support our ZAGG International operations. No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes. We believe our relationship with our employees is good.

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

Following the Merger, ShieldZone was reincorporated in Nevada as a subsidiary of AKE. On March 7, 2007, ShieldZone was merged into AKE and AKE changed its name to ZAGG Incorporated. As a result of these transactions, the historical financial statements of ZAGG Incorporated are the historical financial statements of ShieldZone. The Company’s fiscal year end is December 31.

We changed our name from ShieldZone Corporation to ZAGG Incorporated (later to ZAGG Inc) to better position the Company to become a large enterprise in the electronics’ accessories industry through organic growth and targeted acquisitions.  The ShieldZone name was very specific to the invisibleSHIELD product line, and although the invisibleSHIELD® is a core product, the name change has enabled us to more easily add new products to our product offerings. During 2011, we changed our name from ZAGG Incorporated to ZAGG Inc.

On June 21, 2011, ZAGG acquired iFrogz, which further diversified the existing ZAGG product line, particularly for audio and protective case accessories under the EarPollution and iFrogz brand names.

ZAGG will continue to search out complimentary proven products and companies that fit the ZAGG growth strategy.

Seasonal Business

The Company has historically experienced increased net sales in its fourth fiscal quarter compared to other quarters in its fiscal year due to increased holiday seasonal demand. This historical pattern should not be considered a reliable indicator of the Company’s future sales or financial performance.

In addition, the Company has historically been positively impacted near the time of major device launches by Apple and Samsung. We expect major device launches to continue to positively impact our operations during 2014 and beyond.

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

Risks Related to our Financial Condition

If we are unable to maintain our line of credit facility, we could face a deficiency in our short term cash needs that would negatively impact our business.

On December 20, 2013, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into the First Amendment to Credit Agreement (“Amendment”), which modified the original Credit Agreement entered into between the Company and Wells Fargo on December 7, 2012 (“Credit Agreement”).

The Amendment retained the $60.0 million revolving line of credit (“Line of Credit”) and extended the maturity date from December 1, 2014 to December 1, 2015. At the time of the Amendment, the $18.0 million outstanding on the original $24.0 million term loan was paid in full utilizing proceeds from the Line of Credit. In addition, the Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $5.0 million. As of December 31, 2013, the total balance outstanding on the line of credit was $17.5 million.

Attached to the Credit Agreement are a number of financial and non-financial debt covenants. If we are not compliant with the covenants, Wells Fargo may decide to limit our ability to access the Line of Credit. In such event, our short-term cash requirements may exceed available cash on hand resulting in material adverse consequences to our business.

The restrictive covenants contained in our Credit Agreement may limit our activities.

Our obligations under the Credit Agreement are secured by all or substantially all of the Company’s assets and the majority of the equity in foreign subsidiaries. Under the Credit Agreement we are subject to specified affirmative covenants customary for loans of this type, including but not limited to the obligations to maintain adequate accounting records in accordance with US GAAP; preserve and maintain all licensees, permits, and other governmental compliance; maintain adequate insurance; ensure facilities are kept in good repair; maintain our principal depository bank account with Wells Fargo; provide various notices to the Wells Fargo; and deliver financial statements to Wells Fargo. We are also subject to certain negative covenants customary for loans of this type, including but not limited to prohibitions against certain mergers and acquisitions, pledging assets collateralized under the Credit Agreement, making financial or other guarantees, certain management and ownership changes, the imposition of additional liens on collateral or other of our assets, and prohibitions against additional indebtedness.

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

The Credit Agreement requires us to pay a variable rate of interest, which will increase or decrease based on variations in LIBOR. Additionally, fluctuations in interest rates can significantly decrease our profits. We do not have any hedge or similar contracts that would protect us against changes in interest rates.

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

We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient remaining funds to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry, which would have a material adverse effect on our operations. As of December 31, 2013, the variable interest rate on outstanding debt was 1.0%.

Risks Related to our Company and Business

Because sales of consumer electronic accessories are dependent on new products, product development and consumer acceptance, we could experience sharp decreases in our sales and profit margin if we are unable to continually introduce new products and achieve consumer acceptance.

The consumer and mobile electronics accessory industries are subject to constant and rapidly changing consumer preferences based on performance features and industry trends. We generate all of our sales from our consumer and mobile electronics accessories business. We cannot assure you that we will be able to grow the revenues of our business or maintain profitability. Our consumer accessories business depends, to a large extent, on the introduction and availability of innovative products and technologies.  We believe that our future success depends in large part upon our ability to enhance our existing products and to develop, introduce, and market new products and improvements to our existing products.

However, if we are not able to continually innovate and introduce new products that achieve consumer acceptance, our sales and profit margins may decline. Our revenues and profitability will depend on our ability to maintain existing and generate additional customers and develop new products. A reduction in demand for our existing products would have a material adverse effect on our business. The sustainability of current levels of our business and the future growth of such revenues, if any, depends on, among other factors:

▪	the overall performance of the economy and discretionary consumer spending,
▪	competition within key markets,
▪	continued customer acceptable of our products,
▪	customer acceptance of newly developed products, and
▪	the demand for other products and services.

We cannot provide assurance that we will maintain or increase our current level of revenues or profits in future periods.

While we are pursuing and will continue to pursue product development opportunities, there can be no assurance that such products will come to fruition or become successful. Furthermore, while a number of those products are being tested, we cannot provide any definite date by which they will be commercially available or financially viable. We may experience operational problems with such products after commercial introduction that could delay or defeat the ability of such products to generate revenue or operating profits. Future operational problems could increase our costs, delay our plans or adversely affect our reputation or our sales of other products which, in turn, could have a material adverse effect on our success and our ability to satisfy our obligations. We cannot predict which of the many possible future products will meet evolving industry standards and consumer demands. We cannot provide assurance that we will be able to adapt to such technological changes, offer such products on a timely basis or establish or maintain a competitive position.

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

Our manufacturing partners acquire substantially all of the raw materials that we use in our products from a limited number of suppliers. Accordingly, we can give no assurance that:

▪	our supplier relationships will continue as presently in effect,
▪	our suppliers will not become competitors,
▪	our suppliers will be able to obtain the components necessary to produce high-quality, technologically-advanced products for us,
▪	we will be able to obtain adequate alternatives to our supply sources should they be interrupted,
▪	if obtained, alternatively sourced products of satisfactory quality would be delivered on a timely basis, competitively priced, comparably featured or acceptable to our customers, and
▪	our suppliers will have sufficient financial resources to fulfill their obligations.

Our inability to procure sufficient quality and quantities of products that are in demand could reduce our profitability and have a material adverse effect on our relationships with our customers. If any of our supplier relationships are terminated or interrupted, we could experience an immediate or long-term supply shortage, which could have a material adverse effect on our business.

Because we do not internally develop the technology for a number of our key products, including the invisibleSHIELD, the impact of technological advancements may cause profit margin erosion and adversely impact our profitability and inventory value.

Because we do not internally develop the technology for a number of our key products, including the invisibleSHIELD, we cannot provide assurance that we will be able to source technologically advanced products in order to remain competitive. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining profit margins and inventory obsolescence. Because we maintain a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.

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

Similarly, although we intend to continue to configure the invisibleSHIELD, keyboards, audio products, cases, and other product lines for new products and devices, there can be no guarantee that we will be able to either match the demand for our products as new devices and products are introduced, or that purchasers of such devices and products will want to purchase our products for use in connection with them. Any limitation in our ability to match demand or gain market acceptance of our products in connection with new devices and products could have a material adverse effect on our business.

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

As we continue to grow our business, increased sales to indirect retail customers may put pressure on our gross profit margins.

Sales of products through indirect retail customers typically result in increased sales volume, but at lower margins than sales directly to end customers made on our websites. As the Company expands and continues to grow existing relationships with indirect customers, increases in sales to our indirect customers likely will adversely impact our gross profit margins. Accordingly, there is no assurance that we will continue to recognize similar gross profit margins in the future to those currently being realized.

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

Our success depends on the skills, experience and performance of key members of our management team including Randy Hales, our President and CEO; Brandon T. O’Brien, our CFO; and Jason Schwartz, our COO. Although we have employment agreements with these individuals, were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital. We can provide no assurance that we could find satisfactory replacements for these key executive officers at all, or on terms that would not be unduly expensive or burdensome to the Company. Although we routinely issue equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

Two of our retailers, Best Buy and Walmart, account for a significant amount of our net sales, and the loss of, or reduced purchases from, these or other retailers could have a material adverse effect on our operating results.

In 2013, Best Buy and Walmart accounted for 26% and 18%, respectively of our net sales. We do not have long-term contracts with any of our retailers, including Best Buy and Walmart, and all of our retailers generally purchase from us on a purchase order basis. As a result, these retailers generally may, with little or no notice or penalty, cease ordering and selling our products, or materially reduce their orders. If certain retailers, including Best Buy or Walmart, cease selling our products, slow their rate of purchase of our products, or decrease the number of products they purchase, our results of operations would be adversely affected.

We may be adversely affected by the financial condition of our retailers and distributors.

Some of our retailers and distributors have experienced financial difficulties in the past. A retailer or distributor experiencing such difficulties will generally not purchase and sell as many of our products as it would under normal circumstances and may cancel orders.  In addition, a retailer or distributor experiencing financial difficulties generally increases our exposure to uncollectible receivables. We extend credit to our retailers and distributors based on our assessment of their financial condition, generally without requiring collateral. While such credit losses have historically been within our estimated reserves for allowances for bad debts, we cannot assure that this will continue to be the case. Financial difficulties on the part of our retailers or distributors could have a material adverse effect on our results of operations and financial condition. As of December 31, 2013, Best Buy and Walmart accounted for 44% and 14%, respectively, of accounts receivable. Both accounts are presently being paid on terms satisfactory to us.

If we fail to attract, train and retain sufficient numbers of our qualified personnel, our prospects, business, financial condition and results of operations will be materially and adversely affected.

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. Failure to attract and retain necessary technical personnel, sales and marketing personnel, and skilled management could adversely affect our business. If we fail to attract, train, and retain sufficient numbers of these highly qualified people, our prospects, business, financial condition, and results of operations will be materially and adversely affected.

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

Our quarterly results may fluctuate quarter to quarter as a result of market acceptance of our products, the sales mix, changes in pricing, the timing of inventory write downs, changes in the cost of materials, the use of airfreight to transport products, the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors. We are also affected by seasonal buying cycles of consumers, such as the holiday season, and the introduction of popular consumer electronics, such as a new introduction of products from Apple, Samsung, HTC, Blackberry, and others.  Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

We have been, are currently, and may in the future be the subject of various lawsuits and proceedings.  In September 2012, we and certain of our current and former officers and directors were named as defendants in two putative class action lawsuits.  The plaintiffs in the putative class action lawsuits claim that as a result of Robert G. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as our CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 7, 2014, the Court entered an order granting the Company’s motion to dismiss the consolidated complaint.

Additionally, in December 2012, the first of three shareholder derivative actions was filed against several of our current and former officers and directors.  These complaints make allegations similar to those presented in the putative class action lawsuits, but they also assert various state law causes of action, including claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading. Management is currently assessing the impact of this decision by the court to grant the Company’s motion to dismiss the putative class action complaints on the other derivative lawsuits filed with the same allegations.

In the fourth quarter of 2012, we received requests to provide documentation and information to the staff of the SEC in connection with a non-public investigation being conducted by the SEC’s Salt Lake City office.  The Company believes the investigation includes a review of the facts and circumstances surrounding some of the same issues raised by the plaintiffs in the above lawsuits; specifically, whether the Company failed to disclose Mr. Pedersen's margin account sales or the alleged existence of a plan to have Mr. Hales succeed Mr. Pedersen as our CEO.  The Company responded to these requests and is cooperating fully with the staff. The SEC investigation into the matter is ongoing and we are unable to assess or quantify with any certainty the outcome, timing or potential costs.

See "Item 3-Legal Proceedings" for more information about these matters. In defending and ultimately resolving these matters, we may be required to pay amounts in excess of any insurance, divert management's attention from the operation of our business or change our business practices, any of which could materially adversely affect our business, financial condition, results of operations, liquidity and, consequently, the trading price of our common stock.

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

The disruptions in the national and international economies since 2008 and the related uncertainties in unemployment are depressing consumer confidence and spending. If such conditions persist, consumer spending will likely decline further and this would have an adverse effect on our business and our results of operations.

If we are unable to effectively manage our growth, our operating results and financial condition will be adversely affected.

We intend to return our business to growth by expanding our sales and product development organizations. Any growth in or expansion of our business is likely to place a strain on our management and administrative resources, infrastructure, and information systems. As with other growing businesses, we expect that we will need to refine and expand our business development capabilities, our systems and processes, and our access to financing sources. We also will need to hire, train, supervise, and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We provide assurance that we will be able to:

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

We depend heavily on the expertise of our product development team. If any of our competitors copies or otherwise gains access to similar products independently, we might not be able to compete as effectively. The measures we take to protect our designs may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We have brought and in the future may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources.

If any of our facilities were to experience catastrophic loss, our operations would be seriously harmed.

Our facilities could be subject to a catastrophic loss from fire, flood, earthquake, or terrorist activity. Our activities, including sales and marketing, customer service, finance, and other critical business operations are in two locations. Our manufacturing and logistics activities are conducted at other facilities separate from our corporate headquarters. Any catastrophic loss at these facilities could disrupt our operations, delay production and revenue, and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, we cannot provide assurance that our existing insurance coverage will be adequate against all other possible losses.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with US GAAP. We are likewise required, on an annual basis, to evaluate the effectiveness of our internal controls and to disclose on a quarterly basis any material changes in those internal controls.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States accounted for approximately 10% of our net sales in fiscal 2013. Accordingly, our future results could be harmed by a variety of factors, including:

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

In 2014, management intends to expand our advertising with more inter-active displays within retailers and to continue our marketing efforts relating to existing products and potential new product introductions.  However, there can be no guarantee that such increased advertising or marketing efforts and strategies will result in increased sales.

Risks Related to the Company’s Securities

Because the price of our common stock has been, and may continue to be, volatile, our shareholders may not be able to resell shares of our common stock at or above the price paid for such shares.

The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which may make our common stock unsuitable for some investors. For example, for the two years ended December 31, 2013, the closing price of our common stock ranged from a high of $13.03 to a low of $3.67 per share. At times, the fluctuations in the price of our common stock may have been unrelated to our operating performance. The price of our common stock may also have been influenced by:

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Real Property (dollar amounts in thousands)

Our principal executive offices facilities are currently located in approximately 57,000 square feet of office and warehouse space located at 3855 South 500 West, Suites B, C, D, I, J, K, L, M, N, O, P, Q, R and S, Salt Lake City, Utah 84115.  In 2013, we added additional office space to the master lease agreement covering all of the suites that expires July 31, 2017, at a straight line monthly lease rate of $39.  We also lease kiosk facilities located at seven mall locations in California, warehouse space in Logan, Utah for the fulfillment of certain iFrogz orders, and office space in Shannon, Ireland for the office of ZAGG International.  We believe these facilities are adequate for the foreseeable future.

ITEM 3.                      LEGAL PROCEEDINGS

Certain of the legal proceedings in which we are involved are discussed in Note 13, "Commitments and Contingencies," to our Consolidated Financial Statements in this Annual Report on Form 10-K, and are hereby incorporated by reference.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (dollar and share amounts in thousands, excluding average price per share)

On December 10, 2012, our board of directors approved a stock repurchase program by unanimous written consent. The stock repurchase program authorized the Company to make repurchases of $10,000 in the aggregate of shares of the Company’s common stock over the subsequent 12 months. The repurchases would be made through the use of a 10b5-1 Plan, which did not go into place until the beginning of March 2013.

During March 2013 in nine separate transactions, the Company purchased 797 shares of ZAGG Inc common stock at the prevailing market price for a total of $5,999, which included processing fees totaling $24.

In addition, during November 2013 in ten different transactions, the Company purchased 959 shares of ZAGG Inc common stock at the prevailing market price for a total of $3,998, which includes processing fees of $29.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2013	-	-	-	-
February 1 – February 28, 2013	-	-	-	-
March 1 – March 31, 2013	797	$7.50	797	823	(1)
April 1 – April 30, 2013	-	-	-	-
May 1– May 31, 2013	-	-	-	-
June 1 – June 30, 2013	-	-	-	-
July 1 – July 31, 2013	-	-	-	-
August 1 – August 31, 2013	-	-	-	-
September 1 – September 30, 2013	-	-	-	-
October 1 – October 31, 2013	-	-	-	-
November 1 – November 30, 2013	959	$4.14	959	-	(1)
December 1 – December 31, 2013	-	-	-	-
Total	1,756	$5.66	1,756

(1)
The maximum number of shares that were able to be purchased under the repurchase plan as of March 31, 2013 was determined based on the $4,001 remaining amount that was authorized for the purchase of ZAGG Inc common stock under the repurchase plan and the closing stock price on May 6, 2013 of $4.86. The actual number of shares that were ultimately purchased in November 2013 was based on the market price of ZAGG Inc common stock at the time of purchase.

Market Information

Our common stock is currently quoted on The NASDAQ Global Market of The NASDAQ Market under the symbol ZAGG.  The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in dollars per share) of our common stock as reported or quoted on The NASDAQ Capital Market.

2013 Quarter Ended	High	Low
March 31, 2013	$7.87	$6.69
June 30, 2013	$7.46	$4.86
September 30, 2013	$5.86	$4.45
December 31, 2013	$4.92	$3.67

2012 Quarter Ended	High	Low
March 31, 2012	$11.06	$7.13
June 30, 2012	$13.03	$9.94
September 30, 2012	$11.45	$7.00
December 31, 2012	$8.97	$6.54

Holders of Common stock

At February 8, 2014, there were approximately 29 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Empire Stock Transfer.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

We have not declared or paid cash dividends on our common stock since our inception, and our Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future.  Any future payment of dividends to holders of common stock will depend upon our results of operations, financial condition, cash requirements, and other factors deemed relevant by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans (share amounts in thousands)

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of restricted stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	796	$3.93	10,625
Equity compensation plans not approved by security holders	—	—	—
Total	796	$3.93	10,625

In 2007, the Company’s board of directors adopted and in 2008 the Company’s shareholders approved the ZAGG Incorporated 2007 Stock Incentive Plan (the “2007 Plan”).  The 2007 Plan was amended to increase the number of shares issuable under the 2007 Plan to 10,000. As of December 31, 2012, there were 6,161 shares available for grant under the 2007 Plan.

In January 2013, the Company’s Board of Directors adopted and in June 2013 the Company’s shareholders approved the ZAGG Inc 2013 Equity Incentive Award Plan (the “2013 Plan”), a new equity incentive plan intended to replace the 2007 Plan. The 2013 Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock, and restricted stock units can be awarded.  The 2013 Plan’s initial share reservation is 5,000 shares. The term of the plan is for 10 years from the date of its adoption. As of December 31, 2013, there were 4,464 shares available for grant under the 2013 Plan.

Upon adoption of the 2013 Plan in January 2013, the Company ceased to grant awards pursuant to the 2007 Plan. All future awards will be granted under the 2013 Plan. All awards that are outstanding under the 2007 Plan will continue to vest, be exercisable, and expire according to their respective terms.

Recent Sales of Unregistered Securities (amounts in thousands)

During the year ended December 31, 2013, we issued the following securities:

We issued 500 unregistered shares of common stock as consideration for the purchase of a patent.

During the year ended December 31, 2012, we issued the following securities:

We issued 210 shares of common stock upon the exercise of warrants to purchase 256 shares. We received proceeds of $0 related to the exercise of the warrants as the exercise was executed through a net share settlement.

In each of the transactions listed above, the securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder.  None of the transactions involved a public offering.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, each as amended, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total shareholder return on our common stock over the five year period ended December 31, 2013, with the cumulative total return during such period of the NASDAQ Stock Market (U.S. Companies) and a peer group index composed of consumer electronics accessory companies, the members of which are identified below (the “Peer Group”) for the same period.  The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13

ZAGG Inc	100.00	421.51	819.35	760.22	791.40	467.74
Russell 3000	100.00	128.34	150.07	151.61	176.49	235.71
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
Old Peer Group	100.00	127.31	152.56	90.20	94.96	149.76
New Peer Group	100.00	241.08	366.99	456.07	603.33	653.81

The Peer Group consists of consumer electronics accessory companies that have securities traded on the Nasdaq Stock Market.  The members of the New Peer Group are as follows:  Apple Inc., Comarco, Inc., iGo, Inc., Logitech International SA, Plantronics Inc, Skullcandy Inc, and Universal Electronics Inc. The members of the Old Peer Group are as follows:  iGo, Inc.; Plantronics Inc.; Comarco, Inc.; Logitech International, S.A.; and Universal Electronics Inc. Management determined to include Apple Inc and Skullcandy Inc in the five-year cumulative total return table as both companies operate in the same industry.

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

	Year ended December 31,
	2013	2012	2011	2010	2009
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$219,356	$264,425	$179,125	$76,135	$38,362
Operating income	10,946	33,491	28,137	16,814	5,710
Net income attributable to stockholders	4,790	14,505	18,248	9,963	3,381
Earnings per share attributable to stockholders:
Basic	$0.16	$0.48	$0.67	$0.44	$0.16
Diluted	0.15	0.46	0.63	0.41	0.15
Weighted average shares:
Basic	30,900	30,339	27,133	22,518	20,634
Diluted	31,459	31,656	29,082	24,262	22,989

BALANCE SHEET DATA:
Total assets	$175,470	$206,085	$202,328	$57,432	$18,898
Current assets	116,481	131,185	108,230	46,705	17,435
Current liabilities	33,096	41,816	33,740	23,090	5,012
Total equity	124,831	124,096	102,628	32,781	13,887

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

At ZAGG, our focus is to (1) design creative product solutions for users of mobile devices, (2) sell these products to end-users through global distribution partners and online, and (3) become the preferred brand through the innovation and quality of our products, providing excellent customer service, and focusing on the end-users’ knowledge and experience with our products. We focus our corporate, team, and individual goals to accomplish this overall corporate strategy.

We believe that hand-held devices and gadgets can be best enjoyed with the right mix of (1) protection from scratches and damage and (2) accessories that enhance the consumers’ experience with their electronic device. We believe that our full product offering, which includes the invisibleSHIELD, our keyboard lines, audio accessories, protective cases, and mobile power solutions, provides consumers with unparalleled device protection and enhanced enjoyment of their mobile electronic device.

We plan to continue to expand our product offerings, including into new product categories, and entering new domestic and global markets that we believe will be consistent with our overall corporate strategy. Our products are available through our websites at www.ZAGG.com and www.iFrogz.com, and through our retail distribution channels, which include major retailers like Best Buy, Walmart, Target, AT&T, Sprint, Verizon, T-Mobile, Radio Shack, Staples, and The Carphone Warehouse; independent electronics resellers; college bookstores; independent Mac stores; mall kiosks; and other online retailers.  During 2013, we had two customers that accounted for more than 10% of our net sales. We continue to increase our product lines to offer additional electronic accessories and services to our tech-savvy customer base.

To recap results for 2013 (amounts in thousands):

●	Our revenue declined 17% from $264,425 in 2012 to $219,356 in 2013. The decline in revenue from 2012 to 2013 was primarily related to the following factors: (1) increase market competition in our major product lines, (2) a decline in our online sales across all product lines, (3) a decline in sales through distribution partners, which was directly impacted by our decision during the first quarter of 2013 to cease selling into a number of then distribution customers to resolve pricing conflicts, and (4) our failure to expand distribution to our direct wholesales customers and close significant business with new customers at the same rate as in 2012.

●	Sales of invisibleSHIELD products accounted for approximately 46% of total sales in 2012 and approximately 42% of total sales in 2013. Sales of keyboard products accounted for approximately 24% of total sales in 2012 and approximately 29% of total sales in 2013. Sales of audio products were 16% of total sales in both 2012 and 2013.

●	Our gross profit declined from $120,545 in 2012 to $87,120 in 2013. Gross profit as a percent of revenue also declined from 46% in 2012 to 40% in 2013. This decline in profit margin was linked to the following items: (1) the continued product sales mix shift, as a higher percentage of our total sales were generated by lower margin products such as our keyboard, audio, and case products compared to prior years where a higher percentage of sales were generated by our invisibleSHIELD products, our highest margin product line; (2) the continued channel sales mix shift as sales through indirect channels continue to grow, which are at lower margins than website sales directly to the consumer; (3) an increase in the Company’s participation in cooperative marketing programs with retail partners; and (4) inventory write-downs recorded during 2013 for product to be sold below the carrying value,

●	Our operating income decreased by 67% from $33,491 in 2012 to $10,946 in 2013. Our operating margin percentage decreased from 13% in 2012 to 5% in 2013. The decrease in operating margin was due primarily to the following items: (1) the impact of the reduction in gross profit margin as discussed above; (2) an $11,246 non-cash charge for the impairment of goodwill and an intangible trademark asset recorded during the fourth quarter of 2013 – a similar charge of $11,497 was recorded during the fourth quarter of 2012, but the charge in 2013 was more impactful to the operating margin given the decline in sales and gross profit in 2013 compared to 2012; and (3) a non-cash impairment charge of $591 incurred during the second quarter of 2013 related to an investment in a private company.

Our strategic business objectives for 2014 include the following:

●	Continue to design creative product solutions for users of mobile devices;

●	expand the distribution of our products through targeted, global distribution partners;

●	become the preferred brand through the innovation and quality of our products;

●	increase market presence within retailers through interactive advertising displays;

●	focus on our international sales opportunities through our distribution facility in Ireland that we expect to enable us to better serve our worldwide customer base;

●	increase the number of SKUs with our existing customers from products under both the ZAGG and iFrogz brands; and

●	grow our traffic and sales through our websites www.ZAGG.com and www.iFrogz.com.

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

Critical Accounting Policies (in thousands)

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. Significant items subject to such estimates include the allowance for doubtful accounts, inventory reserve, sales returns liability, the useful life of property and equipment, the useful life of intangible assets, the recoverability of goodwill and indefinite-lived intangible assets, stock-based compensation, and income taxes.

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

Reserve for sales returns and warranty liability

For product sales, the Company records revenue, net of estimated returns and discounts, when delivery has occurred, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Our return policy allows its end users and retailers rights to return purchased products.  In addition, the Company generally provides the ultimate consumer a warranty with each product.  Due to the nature of the invisibleSHIELD product line, end user returns for the invisibleSHIELD are generally not salvageable and are not included in inventory. We estimate a reserve for sales returns and warranty and record the estimated reserve amount as a reduction of sales, and as a sales return reserve liability. When product is returned and is expected to be resold, as is the case with returns of packaged invisibleSHIELDs, keyboards, audio products, cases, and power products, the reserve is recorded as a reduction of revenues and cost of sales, and as a sales return reserve liability. The sales returns and warranty reserve requires management to make estimates regarding return rates for sales and warranty returns.  Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales return and warranty reserve.

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

Long-lived Assets

We have significant long-lived tangible and intangible assets consisting of property and equipment, definite-lived intangibles, indefinite-lived intangibles, and goodwill. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In addition, we perform an impairment test related to indefinite-lived intangibles and goodwill at least annually. Our goodwill and intangible assets are largely attributable to our acquisition of iFrogz in 2011.

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

However, if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two step analysis is performed, which incorporates a fair-value based approach. We determine the fair value of our reporting unit based on discounted cash flows and market approach analyses as considered necessary, and consider factors such as a weakened economy, reduced expectations for future cash flows, and decline in the market price of our stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its estimated fair value, a second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Stock-based compensation

The Company recognizes stock-based compensation expense in its consolidated financial statements for awards granted to employees and non-employees, which include restricted stock, stock options, and warrants.  Equity-classified awards are measured at the grant date fair value of the award. The fair value of restricted stock is measured on the grant date based on the quoted closing market price of the Company’s common stock.  The fair value of the stock options is measured on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates.  The Company recognizes compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.  No compensation expense is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.  Excess tax benefits of awards that are recognized in equity related to stock option exercises are reflected as financing cash inflows.

Results of Operations (in thousands)

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2013		2012		2011
Net sales	$219,356	100.0%	$264,425	100.0%	$179,125	100.0%
Cost of sales	132,236	60.3	143,880	54.4	97,201	54.3
Gross profit	87,120	39.7	120,545	45.6	81,924	45.7
Advertising and marketing	8,952	4.1	12,495	4.7	10,246	5.7
Selling, general and administrative	46,356	21.1	53,330	20.2	39,592	22.1
Impairment of goodwill & intangibles	11,246	5.1	11,497	4.3	-	0.0
Amortization of definite-lived intangibles	9,620	4.4	9,732	3.7	3,949	2.2
Operating income	10,946	5.0	33,491	12.7	28,137	15.7
Interest expense	(575)	(0.3)	(6,321)	(2.4)	(3,022)	(1.7)
Loss on equity-method investment in HzO*	(2,013)	(0.9)	(2,866)	(1.1)	-	0.0
Gain on deconsolidation of HzO*	-	0.0	-	0.0	1,906	1.1
Other income and (expense)	127	0.1	(406)	(0.2)	(19)	0.0
Income before income taxes	8,485	3.8	23,898	9.0	27,002	15.1
Income tax provision	(3,695)	(1.7)	(9,393)	(3.6)	(9,418)	(5.3)
Net income	4,790	2.2	14,505	5.5	17,584	9.8
Net loss attributable to noncontrolling interest	-	0.0	-	0.0	664	0.4
Net income attributable to stockholders	$4,790	2.2%	$14,505	5.5%	$18,248	10.2%

* At December 31, 2010, HzO, a private company engaged in the development of water-blocking technologies for consumer and industrial applications, was consolidated by the Company as a variable interest entity (VIE). On December 22, 2011, HzO entered into an Amended Series B Stock Purchase Agreement with a group of third party investors. ZAGG considered this a reconsideration event and concluded that as of December 22, 2011, HzO should no longer be considered a VIE under authoritative accounting literature, but was considered a voting interest entity. Ultimately, management concluded that HzO should no longer be consolidated into the ZAGG financials as of December 31, 2011. From December 22, 2011 to the fourth quarter of 2013, management accounted for its investment in HzO as an equity method investment. However, during the fourth quarter of 2013, HzO received additional equity financing, in which ZAGG did not participate. As a result of the additional investment, ZAGG’s investment declined below 20% and the investment is now accounted for as a cost method investment.

YEAR ENDED DECEMBER 31, 2013, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2012 (in thousands, except per share data)

Net sales

Net sales for the year ended December 31, 2013, were $219,356 compared to net sales of $264,425 for the year ended December 31, 2012, a decrease of $45,069 or 17%.

For the year ended December 31, 2013, sales of our invisibleSHIELD product line accounted for approximately 42% of our revenues, compared to 46% in 2012. Sales in 2013 of our keyboard line accounted for approximately 29% of our revenues, compared to 24% in 2012. The decline in revenue from 2012 to 2013 was primarily related to the following factors:  (1) increase market competition in our major product lines, (2) a decline in our online sales across all product lines, (3) a decline in sales through distribution partners, which was directly impacted by our decision during the first quarter of 2013 to cease selling into a number of then distribution customers, and (4) our failure to expand distribution to our direct wholesales customers and close significant business with new customers at the same rate as in 2012. We continue to sell into our indirect channel retailers including Best Buy, Walmart, Target, Radio Shack, Staples, and the Carphone Warehouse; wireless carriers such as AT&T, Sprint, Verizon, T-Mobile, Cricket, and Cincinnati Bell; and both domestic and foreign electronics accessory distributors.  We are still focused on distribution through our mall kiosk program and through our websites, www.ZAGG.com and www.iFrogz.com.

For the year ended December 31, 2013, approximately 85% of our overall net sales were through our indirect channel, 9% were through our websites, and 6% were through our mall cart and kiosk programs. For the year ended December 31, 2012, approximately 82% of our overall net sales were through our indirect channel, 13% were through our websites, and 5% were through our mall cart and kiosk programs.

Gross profit

Gross profit for the year ended December 31, 2013, was $87,120 or approximately 40% of net sales as compared to $120,545 or approximately 46% of net sales for the year ended December 31, 2012.  This decline in profit margin was linked to the following factors:  (1) the continued product sales mix shift, as a higher percentage of our total sales were generated by lower margin products such as our keyboard, audio, and case products compared to prior years where a higher percentage of sales were generated by our invisibleSHIELD products, our highest margin product line; (2) a decline in sales through distribution partners, which was directly impacted by our decision during the first quarter of 2013 to cease selling into a number of then distribution customers to resolve pricing conflicts; (3) our failure to expand distribution to our direct wholesales customers and close significant business with new customers at the same rate as in 2012; and (4) inventory write-downs recorded during 2013 for product to be sold below the carrying value.

As we seek to return our business to growth, we anticipate that we will have increased sales through indirect channel partners and that our sales of keyboard, audio, case, and products in new categories will increase more quickly than our invisibleSHIELD product sales. Thus, we expect these factors, along with increased in-store advertising to end customers, to put pressure on our gross profit percentage in future periods. There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for year ended December 31, 2013, were $76,174, a decrease of $10,880 from total operating expenses for year ended December 31, 2012, of $87,054. The $10,880 decrease in operating expenses was primarily attributable to the overall decreases in advertising and marketing expenses, $1,409 in payroll and stock based compensation expense incurred during the third quarter of 2012 related to the departure of Robert Pedersen II (the Company’s former chief executive officer) that did not recur in 2013, a reduction in salaries and benefits expense largely attributable to executives and employees not achieving their 2013 annual bonus (the bonus was earned in 2012), a reduction in credit card and bank fees due to lower online sales during 2013 compared to 2012, a decline in commissions driven by the reduction in overall sales comparing 2013 to 2012, an overall reduction in stock based compensation expense due to a decrease in grants and the decline in the Company’s stock price as compared to grants in prior years, and other declines in other selling, general and administrative expenses due to cost control initiatives instituted by the Company during the second quarter of 2013. These decreases were partially offset by (1) a charge of $591 incurred during the second quarter of 2013 related to the impairment of an investment in a private company that was originally acquired by the Company as part of the foreclosure of collateral securing a note receivable and (2) an $11,246 non-cash charge for the impairment of goodwill and an intangible trademark asset recorded during the fourth quarter of 2013 – a similar charge of $11,497 was recorded during the fourth quarter of 2012, but the charge in 2013 was more impactful to the operating margin given the decline in sales and gross profit in 2013 compared to 2012.

Income from operations

We reported income from operations of $10,946 for the year ended December 31, 2013, compared to income from operations of $33,491 for the year ended December 31, 2012, a decrease of $22,545.  The change in income from operations was due to the items identified above under gross profit and operating expenses.

Other income (expense)

For the year ended December 31, 2013, total other expense was $2,461 compared to total other expense of $9,593 for the year ended December 31, 2012. The decrease is primarily attributable to (1) a reduction in interest expense tied to an overall reduction in debt from $46,173 at December 31, 2012 to $17,543 at December 31, 2013, coupled with a reduction in our interest rate from 7.25% throughout most of 2012 to a rate that fluctuated between 1.00% and 1.63% during 2013; (2) a charge of $430 paid to PNC and Cerberus to terminate our prior credit agreement when the Company refinanced with Wells Fargo in December 2012, which was classified as a component of interest expense in the consolidated financials and did not recur in 2013, (3) a non-cash charge of $1,509 related to the write-off of debt issuance costs when the Company terminated its credit agreement with PNC and Cerberus and entered into a new credit agreement with Wells Fargo in December 2012, which was classified as part of interest expense and did not recur in 2013, and (4) a decline in the loss from our equity method investment in HzO as the balance was reduced to $0 during 2013.

Income taxes

We recognized an income tax expense of $3,695 for the year ended December 31, 2013, compared to income tax expense of $9,393 for the year ended December 31, 2012.  From 2012 to 2013, our effective tax rate increased from 39.3% to 43.5%. The increase in rate is due to the reduction in income before tax during the year coupled with certain non-deductible charges incurred during the year that included the loss on equity method investment in HzO, the impairment of an investment during the second quarter of 2013, and a decrease in the domestic manufacturing deduction percentage – these items were much more pronounced during the year due to the drop in income before tax than they would have otherwise been.

Net income

As a result of these factors, we reported net income of $4,790 or $0.15 per diluted share for the year ended December 31, 2013, compared to net income of $14,505 or $0.46 per diluted share for the year ended December 31, 2012.

YEAR ENDED DECEMBER 31, 2012, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2011 (in thousands, except per share data)

Net sales

Net sales for the year ended December 31, 2012, were $264,425 compared to net sales of $179,125 for the year ended December 31, 2011, an increase of $85,300 or 48%.

For the year ended December 31, 2012, sales of our invisibleSHIELD product line accounted for approximately 46% of our revenues, compared to 58% in 2011, which represents an increase in total dollar sales increased year over year. Sales in 2012 of our keyboard line accounted for approximately 24% of our revenues, compared to 17% in 2011.  We experienced significant growth in our indirect channel to retailers including Best Buy, Walmart, Target, Radio Shack, and Staples; wireless carriers such as AT&T, Sprint, Verizon, T-Mobile, Cricket, Cincinnati Bell, and The Carphone Warehouse; and both domestic and foreign electronics accessory distributors.  We are still focused on distribution through our mall kiosk program and through our websites, www.ZAGG.com and www.iFrogz.com, but the significant growth for 2012 was through our indirect channel as we began selling through additional customers and expanded our SKU count with our current customers.

For the year ended December 31, 2012, approximately 82% of our overall net sales were through our indirect channel, 13% were through our websites, and 5% were through our mall cart and kiosk programs. For the year ended December 31, 2011, approximately 78% of our overall net sales were through our indirect channel, 16% were through our websites, and 6% were through our mall cart and kiosk programs.

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

Operating expenses

Total operating expenses for year ended December 31, 2012, were $87,054, an increase of $33,267 from total operating expenses for year ended December 31, 2011, of $53,787.  The $33,267 increase is primarily attributable to an overall increase in marketing and advertising spend during the year to support product launches, a non-cash impairment charge of $11,497 recorded during the fourth quarter or 2012 from the EarPollution trademark due to the Company’s determination that cash flows under the trademark would be less than previously estimated, and an increase in amortization expense due primarily to a full-year of amortization of the intangibles acquired as part of the iFrogz acquisition.

In addition, the Company experienced a significant increase in salaries and related taxes due to the following:  (1) increase in stock compensation expense from $3,258 in 2011 to $6,018 in 2012, from executive stock compensation awards and a Company-wide grant of stock compensation awards; (2) our consolidated company headcount increased from 261 employees to 273 (though 49 of the 261 employees at the beginning of 2012 were part of the iFrogz acquisition and thus were only part of the Company for approximately half of 2011) – this increase and a full-year with the iFrogz employees caused the overall increase in this expense category; (3) $910 in employment termination expenses incurred in the third quarter of 2012 related to the departure of former CEO, Robert Pedersen II; (4) a new company-wide bonus program that commenced in March 2012; and (5) 2012 executive compensation salary adjustments.

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

Net income attributable to shareholders

As a result of these factors, we reported net income attributable to stockholders of $14,505 or $0.46 per diluted share for the year ended December 31, 2012, compared to net income attributable to stockholders of $18,248 or $0.63 per diluted share for the year ended December 31, 2011.

Liquidity and Capital Resources (in thousands)

At December 31, 2013, our principle sources of liquidity were cash generated by operations, cash on-hand, and the issuance of a Line of Credit with Wells Fargo. Our principle uses of cash have been to fund working capital requirements, make payments on outstanding debt, and purchase shares of ZAGG Inc common stock.

Cash and cash equivalents on-hand decreased to $15,031 on December 31, 2013, from $20,177 on December 31, 2012, a decrease of $5,146. The decrease in cash is largely the result of positive cash from operations during 2013, offset by $28,630 in payments on debt during 2013 and $9,997 in cash used to purchase treasury stock. Earnings from foreign operations are considered permanently re-invested and of the $15,031 cash balance on December 31, 2013, cash from foreign entities totaled $3,361, which constitutes 22.4% of the total cash and cash equivalents balance.

At December 31, 2013, we had an income tax payable balance of $6,359.

At December 31, 2013, we had working capital of $83,385 compared to $89,369 as of December 31, 2012.

Based on our current level of operations, we believe that cash generated from operations, cash on hand, and available borrowings under our existing credit arrangements will be adequate to meet our currently expected capital expenditures and working capital needs for the next 12 months and beyond. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from debt facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

Debt and Letters of Credit

On December 20, 2013, the Company and Wells Fargo entered into the Amendment, which modifies the original Credit Agreement entered into between the Company and Wells Fargo on December 7, 2012.

The Amendment retains the $60,000 Line of Credit and extends the maturity date from December 1, 2014 to December 1, 2015. At the time of the Amendment, the $18,000 outstanding on the original $24,000 term loan was paid in full utilizing proceeds from the Line of Credit. In addition, the Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $5.0 million. During 2012 and 2013, the Company has not issued any standby commercial letters of credit.

As consideration for entering into the Amendment, the Company agreed to pay to Wells Fargo an amendment fee of $30 as well as reasonable legal and collateral examination fees.

Borrowings and repayments under the Line of Credit may occur from time to time in the Company’s ordinary course of business through December 1, 2015. Any outstanding borrowings under the Line of Credit mature and are due on December 1, 2015.

The outstanding principal balance under the Line of Credit bears interest at a fluctuating rate per annum determined to be the sum of the (1) LIBOR margin established under the Credit Agreement (with the initial LIBOR margin being set at 1.25%) and (2) Daily Three Month LIBOR (as defined in the Credit Agreement) in effect from time to time. Each change in the rate of interest will become effective on each business day on which a change in Daily Three Month LIBOR is announced by Wells Fargo.

At December 31, 2013, the weighted average interest rate on all outstanding borrowings under the Line of Credit was 1.00%.  At December 31, 2013, the effective interest rate was 1.11%.

At December 31, 2013, the Company was in compliance with covenants associated with the Credit Agreement.

Contractual Obligations and Commitments (in thousands)

The following table provides information on our contractual obligations as of December 31, 2013:

	Payments on Debt	Interest on Debt	Operating Leases	Total contractual obligations(1)
2014	$-	$263	$1,121	$1,384
2015	17,543	267	778	18,588
2016	-	-	696	696
2017	-	-	302	302
Thereafter	-	-	-	-
Total	$17,543	$530	$2,897	$20,970

(1)	Unrecognized uncertain tax benefits of $443 are not included in the table above as we are not sure when the amount will be paid.

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

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

See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure.  Market risk, calculated as the potential change in fair value of our cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2013.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and footnotes thereto are set forth beginning on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2013.  Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures are effective and were designed to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

2.	Changes in Internal Control Over Financial Reporting

During the most recent fiscal year, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

3.	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles;

●	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on  the framework in "Internal Control—Integrated Framework" (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management determined that our disclosure controls and procedures are effective and designed to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

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

We have audited ZAGG Inc’s internal control over financial reporting as of December, 31, 2013 based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO). ZAGG Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.3). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ZAGG Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ZAGG Inc and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 12, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

Salt Lake City, Utah
March 12, 2014

ITEM 9B.               OTHER INFORMATION

Not applicable.

PART III

Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2013 Annual Meeting of Shareholders.  We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2013, pursuant to Regulation 14A of the Exchange Act.

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
3.1
Articles of Incorporation of Registrant as filed with the State of Nevada (previously filed as an exhibit to Form SB-2 filed with the Commission on December 2, 2005 and incorporated herein by this reference).

3.1.1	Certificate of Correction as filed with the State of Nevada (previously filed as an exhibit to Form 10-K filed with the Commission on March 15, 2012 and incorporated herein by this reference).
3.2	Bylaws of Registrant (previously filed as an exhibit to Form SB-2 filed with the Commission on December 2, 2005 and incorporated herein by this reference).
3.2.1	First Amended Bylaws of ZAGG Incorporated (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on November 19, 2007 and incorporated herein by this reference).
10.1	Separation and Release of Claims Agreement (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on October 4, 2012 and incorporated herein by this reference).
10. 2	Executive Consulting Agreement (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on October 4, 2012 and incorporated herein by this reference).
10.3
Credit Agreement between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).

10.4
Revolving Line of Credit Note & Addendum to Revolving Line of Credit Note between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).

10.5
Term Note & Addendum to Term Note between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).

10.6
Security Agreement between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).

10.7
General Pledge Agreement between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).

10.8
Employment Agreement between ZAGG Inc and Bandon O’Brien (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).

10.9
Employment Agreement between ZAGG Inc and Randy Hales (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).

10.10	ZAGG Inc 2013 Equity Incentive Award Plan (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on January 17, 2013 and incorporated herein by this reference).
10.11
Employment Letter Agreement between ZAGG Inc and Jason J. Schwartz (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on August 9, 2013 and incorporated herein by reference and incorporated herein by this reference).

10.12
Code of Business Conduct and Ethics, effective as of October 29, 2013 (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on October 31, 2013 and incorporated herein by this reference).

10.13
First Amendment to Credit Agreement between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 23, 2013 and incorporated herein by this reference).

10.14
First Modification to Promissory Note and to Addendum between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 23, 2013 and incorporated herein by this reference).

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

ZAGG INC

Dated: March 12, 2014	By: /s/ RANDALL L. HALES
Randall L. Hales President, CEO, & Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 12, 2014	By: /s/ RANDALL L. HALES
Randall L. Hales President, CEO, & Director (Principal Executive Officer)
Dated: March 12, 2014	By: /s/ BRANDON T. O’BRIEN
Brandon T. O’Brien Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: March 12, 2014	By: /s/ CHERYL LARABEE
Cheryl Larabee Chairperson

Dated: March 12, 2014	By: /s/ DAN MAURER
Dan Maurer Director

Dated: March 12, 2014	By: /s/ TODD HEINER
Todd Heiner Director

Dated: March 12, 2014	By: /s/ BRAD HOLIDAY
Brad Holiday Director

ZAGG INC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
ZAGG Inc:

We have audited the accompanying consolidated balance sheets of ZAGG Inc and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZAGG Inc and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ZAGG Inc’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO), and our report dated March 12, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP
Salt Lake City, Utah
March 12, 2014

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	2013	2012

ASSETS

Current assets
Cash and cash equivalents	$15,031	$20,177
Accounts receivable, net of allowances of $2,540 in 2013 and $2,974 in 2012	46,591	54,561
Inventories	44,539	39,988
Prepaid expenses and other current assets	2,403	9,547
Deferred income tax assets	7,917	6,912

Total current assets	116,481	131,185

Investment in HzO	-	2,013

Property and equipment, net of accumulated depreciation at $5,778 in 2013 and $3,317 in 2012	5,004	4,862

Goodwill	-	1,484

Intangible assets, net of accumulated amortization at $23,431 in 2013 and $13,790 in 2012	41,219	57,905

Deferred income tax assets	11,377	6,596

Note receivable	801	583

Other assets	588	1,457

Total assets	$175,470	$206,085

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$15,207	$19,027
Income taxes payable	6,359	3,062
Accrued liabilities	2,608	3,754
Accrued wages and wage related expenses	891	2,554
Deferred revenue	159	722
Current portion of note payable	-	6,000
Sales returns liability	7,872	6,697

Total current liabilities	33,096	41,816

Revolving line of credit	17,543	22,173

Noncurrent portion of note payable	-	18,000

Total liabilities	50,639	81,989

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized;
32,331 and 31,215 shares issued in 2013 and 2012, respectively	32	31
Additional paid-in capital	82,807	77,234
Accumulated other comprehensive income	93	(57)
Note receivable collateralized by stock	(348)	(566)
Treasury stock, 1,756 and 0 common shares in 2013 and 2012 respectively, at cost	(9,997)	-
Retained earnings	52,244	47,454

Total stockholders' equity	124,831	124,096

Total liabilities and stockholders' equity	$175,470	$206,085

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011

Net sales	$219,356	$264,425	$179,125
Cost of sales	132,236	143,880	97,201

Gross profit	87,120	120,545	81,924

Operating expenses:
Advertising and marketing	8,952	12,495	10,246
Selling, general and administrative	46,356	53,330	39,592
Impairment of goodwill and intangibles	11,246	11,497	-
Amortization of definite-lived intangibles	9,620	9,732	3,949

Total operating expenses	76,174	87,054	53,787

Income from operations	10,946	33,491	28,137

Other income (expense):
Interest expense	(575)	(6,321)	(3,022)
Loss from equity method investment in HzO	(2,013)	(2,866)	-
Gain on deconsolidation of HzO	-	-	1,906
Other income and (expense)	127	(406)	(19)

Total other expense	(2,461)	(9,593)	(1,135)

Income before provision for income taxes	8,485	23,898	27,002

Income tax provision	(3,695)	(9,393)	(9,418)

Net income	4,790	14,505	17,584

Net loss attributable to noncontrolling interest	-	-	664

Net income attributable to stockholders	$4,790	$14,505	$18,248

Earnings per share attributable to stockholders:

Basic earnings per share	$0.16	$0.48	$0.67

Diluted earnings per share	$0.15	$0.46	$0.63

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	2013	2012	2011

Net income	$4,790	$14,505	$17,584

Other comprehenseive income (loss), net of tax:
Foreign currency translation gain (loss)	150	(24)	27

Total other comprehensive income (loss)	150	(24)	27

Comprehensive income	$4,940	$14,481	$17,611

Comprehensive loss attributable to noncontrolling interest	-	-	664

Comprehensive income attributable to stockholders	$4,940	$14,481	$18,275

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

			Additional	Note Receivable			Cumulative	Total			Redeemable
	Common Stock		Paid-in	Collateralized	Treasury	Retained	Translation	Stockholders'	Noncontrolling	Total	Noncontrolling
	Shares	Amount	Capital	By Stock	Stock	Earnings	Adjustment	Equity	Interest	Equity	Interest
Balance, December 31, 2010	23,926	$24	$15,495	$-	$-	$14,701	$(60)	$30,160	$2,621	$32,781	$-

Addition to redeemable noncontrolling interest	-	-	(165)	-	-	-	-	(165)	-	(165)	5,500
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	(392)	(392)	-
Noncontrolling interest at fair value	-	-	(36)	-	-	-	-	(36)	(2,017)	(2,053)	1,608
Adjustments to redemption value	-	-	(22)	-	-	(319)	-	(341)	-	(341)	341
Reversal to adjustments to redemption value prior to deconsolidation	-	-	22	-	-	319	-	341	-	341	(341)
Deconsolidation of HzO	-	-	-	-	-	-	-	-	64	64	(6,720)

Net income (loss)	-	-	-	-	-	18,248	-	18,248	(276)	17,972	(388)
Other comprehensive income	-	-	-	-	-	-	27	27	-	27	-

Issuance of common stock to purchase iFrogz	4,444	4	46,196	-	-	-	-	46,200	-	46,200	-
Issuance of common stock to consultant	10	-	100	-	-	-	-	100	-	100	-
Issuance of common stock related to contract termination	90	-	899	-	-	-	-	899	-	899	-
Option exercises	951	1	1,552	-	-	-	-	1,553	-	1,553	-
Warrant exercises	361	1	913	-	-	-	-	914	-	914	-
Warrant grant expense	-	-	377	-	-	-	-	377	-	377	-
Restricted stock expense	-	-	618	-	-	-	-	618	-	618	-
Option expense	-	-	2,640	-	-	-	-	2,640	-	2,640	-
Excess tax benefits related to share-based payments	-	-	1,659	-	-	-	-	1,659	-	1,659	-
Reclassification of note receivable collateralized by stock	-	-	-	(566)	-	-	-	(566)	-	(566)	-

Balances, December 31, 2011	29,782	$30	$70,248	$(566)	$-	$32,949	$(33)	$102,628	$-	$102,628	$-

Net income	-	-	-	-	-	14,505	-	14,505	-	14,505	-
Other comprehensive loss	-	-	-	-	-	-	(24)	(24)	-	(24)	-

Option exercises	495	-	599	-	-	-	-	599	-	599	-
Warrant exercises	556	1	295	-	-	-	-	296	-	296	-
Restricted stock release	382	-	-	-	-	-	-	-	-	-	-
Option expense	-	-	1,008	-	-	-	-	1,008	-	1,008	-
Warrant grant expense	-	-	311	-	-	-	-	311	-	311	-
Restricted stock expense	-	-	4,191	-	-	-	-	4,191	-	4,191	-
Excess tax benefits related to share-based payments	-	-	582	-	-	-	-	582	-	582	-

Balances, December 31, 2012	31,215	$31	$77,234	$(566)	$-	$47,454	$(57)	$124,096	$-	$124,096	$-

Net income	-	-	-	-	-	4,790	-	4,790	-	4,790	-
Other comprehensive loss	-	-	-	-	-	-	150	150	-	150	-

Purchase of 1,756 shares of treasury stock	-	-	-	-	(9,997)	-	-	(9,997)	-	(9,997)	-

Consideration for acquisition of patent	500	1	1,945	-	-	-	-	1,946	-	1,946	-
Option exercises	135	-	270	-	-	-	-	270	-	270	-
Restricted stock release	481	-	-	-	-	-	-	-	-	-	-
Option expense	-	-	280	-	-	-	-	280	-	280	-
Restricted stock expense	-	-	3,589	-	-	-	-	3,589	-	3,589	-
Tax shortfall related to share-based payments	-	-	(511)	-	-	-	-	(511)	-	(511)	-
Reclassification of note receivable collateralized by stock	-	-	-	218	-	-	-	218	-	218	-

Balances, December 31, 2013	32,331	$32	$82,807	$(348)	$(9,997)	$52,244	$93	$124,831	$-	$124,831	$-

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$4,790	$14,505	$17,584
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	4,126	5,707	3,258
Impairment of goodwill and intangibles	11,246	11,497	-
Impairment of investment	591	-	-
Excess tax benefits related to share-based payments	(52)	(707)	(1,670)
Depreciation and amortization	12,157	11,559	5,926
Deferred income taxes	(5,787)	(8,293)	(3,908)
Amortization of deferred loan costs	120	708	329
Write-off of deferred loan costs	27	1,509	-
Expense related to issuance of warrants	-	311	377
Expense related to issuance of stock for consulting	-	-	100
Expense related to issuance of stock for royalties	-	-	336
Impairment on notes receivable	-	-	1,489
Loss on disposal of property and equipment	-	313	-
Loss on investment in equity method investment	2,013	2,866	-
Gain on deconsolidation of HzO	-	-	(1,906)
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	8,079	(9,093)	(22,098)
Inventories	(4,404)	(10,334)	2,468
Prepaid expenses and other current assets	7,335	(7,600)	1,607
Other assets	-	(11)	134
Accounts payable	(3,838)	3,044	42
Income taxes payable	2,787	(656)	(2,092)
Accrued liabilities	(1,557)	(262)	3,369
Accrued wages and wage related expenses	(1,872)	681	(953)
Deferred revenues	(564)	403	(72)
Sales return liability	1,167	1,299	2,811

Net cash provided by operating activities	36,364	17,446	7,131

Cash flows from investing activities
Deposits on and purchase of intangible assets	(500)	(72)	(96)
Purchase of property and equipment	(2,588)	(2,764)	(1,590)
Deconsolidation of HzO, net of cash	-	-	(4,277)
Proceeds from investment in note receivable	-	-	496
Acquisition of iFrogz, net of cash acquired	-	-	(47,532)

Net cash used in investing activities	(3,088)	(2,836)	(52,999)

Cash flows from financing activities
Payment of debt issuance costs	(43)	(238)	(2,538)
Purchase of treasury stock	(9,997)	-	-
Proceeds from issuance of term note	-	24,000	45,000
Proceeds from revolving credit facilities	-	26,238	29,837
Payments on term note	(24,000)	(45,000)	-
Payments on revolving credit facilities, net	(4,630)	(27,396)	(11,546)
Proceeds from exercise of warrants and options	270	895	2,467
Excess tax benefits related to share-based payments	52	707	1,670
Cash paid for investment in HzO	-	-	(392)
Net HzO proceeds from issuance of Series B Preferred Stock	-	-	5,335

Net cash provided by (used in) financing activities	(38,348)	(20,794)	69,833

Effect of foreign currency exchange rates on cash and cash equivalents	(74)	(72)	95

Net increase (decrease) in cash and cash equivalents	(5,146)	(6,256)	24,060

Cash and cash equivalents at beginning of the period	20,177	26,433	2,373

Cash and cash equivalents at end of the period	$15,031	$20,177	$26,433

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$461	$4,477	$2,602
Cash paid during the period for taxes	$6,515	$18,536	$13,095

ZAGG INC AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars and shares in thousands)

Supplemental schedule of noncash investing and financing activities

For the Year Ended December 31, 2013:

Reclassification of $218 from note receivable collateralized by stock to note receivable.

Issued 500 shares of common stock with a fair value of $2,275 in connection with the purchase of patent (patent is recorded as a component of intangible assets in the consolidated balance sheet). $1,945 was recorded to additional paid in capital, $1 was recorded to common stock, while the remaining $329 was recorded as a liability within accrued liabilities on the consolidated balance sheet.

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

The Company changed its name from ShieldZone Corporation to ZAGG Incorporated to better position the Company to become a large enterprise in the electronics’ accessories industry through organic growth and through making targeted acquisitions.  The ShieldZone name was very specific to the invisibleSHIELD product line, and although the invisibleSHIELD is a core product, the name change has brought the Company the opportunity to easily add new products to its product offering. During 2011, the Company changed its name from ZAGG Incorporated to ZAGG Inc.

On June 21, 2011, ZAGG acquired 100% of the outstanding shares of iFrogz, which further diversified the existing ZAGG product line, particularly for audio and protective case accessories.

The Company designs, produces, and distributes professional and premium creative product solutions such as invisibleSHIELD screen protection, keyboards, keyboard cases, earbuds, headphones, portable power, cables, cases, Bluetooth speakers, and mobile device cleaning accessories for mobile and media devices under the family of ZAGG and invisibleSHIELD brands. In addition, the Company designs, produces, and distributes earbuds, headphones, Bluetooth speakers, Near-Field Audio amplifying speakers, cases, and cables for mobile and media devices under the family of iFrogz brands in the trendy and youth oriented lifestyle sector.

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

Principles of consolidation

The consolidated financial statements include the accounts of ZAGG Inc and its wholly owned subsidiaries ZAGG International Distribution Limited (“ZAGG International”), Patriot Corporation, ZAGG Intellectual Property Holding Co, Inc., and ZAGG Retail, Inc. All intercompany transactions and balances have been eliminated in consolidation.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

At December 31, 2010, HzO, a private company engaged in the development of water-blocking technologies for consumer and industrial applications, was consolidated by the Company as a variable interest entity (VIE).  On December 22, 2011, HzO entered into an Amended Series B Stock Purchase Agreement with a group of third party investors. ZAGG considered this a reconsideration event and concluded that as of December 22, 2011, HzO should no longer be considered a VIE under authoritative accounting literature, but was considered a voting interest entity. Ultimately, management concluded that HzO should no longer be consolidated into the ZAGG financials as of December 31, 2011. From December 22, 2011 to the fourth quarter of 2013, management accounted for its investment in HzO as an equity method investment. However, during the fourth quarter of 2013, HzO received additional equity financing, in which ZAGG did not participate. As a result of the additional investment, ZAGG’s investment declined below 20% and the investment is now accounted for as a cost method investment. The carrying amount of the investment in HzO is $0 at December 31, 2013.

Cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors at December 31, 2013 and 2012 totaled $19 and $21, respectively. Cash equivalents as of December 31, 2013 and 2012, consisted primarily of money market fund investments and amounts receivable from credit card processors.

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

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The following summarizes the activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$2,974	$2,070	$904
Additions charged to expense	1,142	2,101	1,657
Write-offs charged against the allowance	(1,576)	(1,197)	(491)
Balance at end of year	$2,540	$2,974	$2,070

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

Impairment of long-lived assets

Long-lived assets, such as property and equipment, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate over the remaining life in measuring whether the assets are recoverable.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Impairment of goodwill and indefinite-lived intangible assets

The Company does not amortize goodwill and intangible assets with indefinite useful lives. At least annually and when events and circumstances warrant an evaluation, management performs an impairment assessment of goodwill. This assessment initially permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for the reporting unit.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

However, if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two step analysis is performed, which incorporates a fair-value based approach. Management determines the fair value of its reporting units based on discounted cash flows and market approach analyses as considered necessary, and consider factors such as a weakened economy, reduced expectations for future cash flows coupled with a decline in the market price of the Company’s stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its estimated fair value, a second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. During the fourth quarter of 2013, management recorded a goodwill impairment of $1,484. During the fourth quarter of 2012, management recorded a goodwill impairment of $5,441. No impairment was recorded in 2011.

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

During the fourth quarter of 2013, the Company made a brand strategy decision to place greater emphasis on the promotion of the ZAGG and invisbleSHIELD brands, highlighted by the decision to brand the line of gaming controllers as ZAGG products instead of under the iFrogz brand, which was the original product branding. As a result of this decision, the Company determined that future cash flows under the iFrogz trademark would be less than previously estimated and that the trademark should be considered a definite-lived intangible asset. Management performed an impairment analysis and recorded a non-cash impairment of $9,762 related to the iFrogz trademark at December 31, 2013. As the trademark is now considered a definite-lived intangible, the Company will commence amortizing the remaining trademark balance of $7,038 on an accelerated basis over a ten-year life consistent with the trademark’s projected future cash flows from the trademark.

During the fourth quarter of 2012, the Company determined that future cash flows under the EarPollution trademark would be less than previously estimated and that the trademark should be considered a definite-lived intangible asset. Management performed an impairment analysis and recorded a non-cash impairment of $5,917 related to the EarPollution trademark at December 31, 2012. As the trademark was then considered a definite-lived intangible, the Company commenced amortizing the trademark on an accelerated basis over an eight-year life consistent with the trademark’s projected future cash flows from the trademark.

No impairments of definite-lived intangibles were recorded in 2011.

The Company performs its goodwill and intangible asset impairment tests in the fourth quarter of each fiscal year. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill is assigned to a reporting unit. Prior to performing the 2013 goodwill impairment test, all goodwill was assigned to the ZAGG Domestic reporting unit.

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

Revenue recognition

The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  The Company’s revenue is derived from sales of its products through its indirect channel, including retailers and distributors; through its direct channel including www.ZAGG.com, www.iFrogz.com, and its corporate-owned and third-party-owned mall kiosks and ZAGG branded stores; and from the fees derived from the sale of exclusive franchise rights related to the kiosk program.  For sales of product, its standard shipping terms are FOB shipping point, and the Company records revenue when the product is shipped, net of estimated returns and discounts.  For some customers, the contractual shipping terms are FOB destination. For these shipments, the Company records revenue when the product is delivered, net of estimated returns and discounts.  For license fees, the Company recognizes revenue on a straight-line basis over the life of the license term. The Company records revenue from royalty agreements in the period in which the royalty is earned.

Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Reserve for sales returns and warranty liability

For product sales, the Company records revenue, net of estimated returns and discounts, when delivery has occurred, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. The Company’s return policy allows end users and retailers rights to return purchased products.  In addition, the Company generally provides the ultimate consumer a warranty with each product.  Due to the nature of the invisibleSHIELD product line, returns for the invisibleSHIELD are generally not salvageable and are not included in inventory.  The Company estimates a reserve for sales returns and warranty and record the estimated reserve amount as a reduction of sales, and as a sales return reserve liability.  When product is returned and is expected to be resold, as is the case with returns of keyboard, audio, case, and power products, the reserve is recorded as a reduction of revenues and cost of sales, and as a sales return reserve liability. The sales returns and warranty reserve requires management to make estimates regarding return rates for sales and warranty returns.  Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales return and warranty reserve.

The following summarizes the activity in the Company’s sales return and warranty liability for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$6,697	$5,387	$2,068
iFrogz sales reserve at acquisition	—	—	524
Additions charged to sales	12,194	12,954	12,906
Sales returns & warranty claims charged against reserve	(11,019)	(11,644)	(10,111)
Balance at end of year	$7,872	$6,697	$5,387

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

Advertising and marketing

General advertising is expensed as incurred. Advertising allowances provided to retailers are recorded as an expense at the time of the related sale if the Company receives an identifiable benefit in exchange for the consideration and has evidence of fair value for the advertising; otherwise, the allowance is recorded as a reduction of revenue. Advertising expenses for the years ended December 31, 2013, 2012 and 2011 were $8,952, $12,495 and $10,246, respectively.

Foreign currency translation and transactions

The Company’s primary operations are at the parent level which uses the U.S. dollar (USD) as its functional currency. The Euro is the functional currency of the Company’s foreign subsidiaries. Accordingly, assets and liabilities for these subsidiaries are translated into USD using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recorded as a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in income as a component of other income and (expense) in the consolidated statements of operations and totaled ($7), ($17) and $60 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Net income attributable to stockholders	$4,790	$14,505	$18,248

Weighted average shares outstanding	30,900	30,339	27,133
Dilutive effect of stock options, restricted stock, and warrants	559	1,317	1,949
Diluted shares	31,459	31,656	29,082
Earnings per share attributable to stockholders:
Basic	$0.16	$0.48	$0.67
Dilutive	$0.15	$0.46	$0.63

For the years ended December 31, 2013, 2012, and 2011, restricted stock, warrants and stock options to purchase 620, 169, and 103 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

Recent accounting pronouncements

In November 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. The ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company will implement the provisions of ASU 2011-11 as of January 1, 2014, and is still evaluating the impact on the Company’s financial statements.

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

As part of the acquisition of iFrogz, the Company incurred legal, accounting, and other due diligence fees that were expensed when incurred. Total fees incurred related to the acquisition of iFrogz for the twelve months ended December 31, 2011, were $1,947, which were included as a component of selling, general, and administrative expenses in the consolidated statement of operations. No expenses were incurred in 2012 or 2013.

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

As is discussed in Note 7, the iFrogz and EarPollution trademarks were originally recorded as an indefinite-lived intangible asset as presented in the table above. However, management concluded that the trademarks should be considered definite-lived assets due to changes in brand strategy in the fourth quarter of 2012 (EarPollution) and the fourth quarter of 2013 (iFrogz).

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

As is discussed in Note 7, the Company recorded impairments to goodwill during the fourth quarter of 2012 and the fourth quarter of 2013.

Results of Operations

For the year ended December 31, 2011, iFrogz contributed net sales of $36,046 and net loss before tax of $1,461 to the consolidated statement of operations.

(3)  INVENTORIES

Inventory consisted of the following components:

	December 31,
	2013	2012

Finished goods	$40,992	$34,690
Raw materials	3,547	5,298
Total inventory	$44,539	$39,988

In addition, included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at December 31, 2013 and 2012 of $735 and $8,034, respectively.

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

The Company accounted for this nonmonetary transaction based on the fair value of the inventory transferred as the inventory’s fair value was more clearly evident than fair value of the asset purchase credits.  The Company determined that the inventory had a fair value of $785 at the date of the transfer and thus recorded an impairment loss on the inventory of $201, which was recorded as a component of cost of sales in the accompanying consolidated statement of operations during the second quarter of 2011.

On May 2, 2012, the Company assigned these credits to a supplier in exchange for discounts on future purchases of products from the supplier. Management expects the discounts received to at least equal the value of the asset purchase credits assigned and will be realized over approximately a three-year period. Despite the change in character, the Company continues to classify these assets within prepaid expenses and other current assets, and noncurrent other assets on the consolidated balance sheet based on when the discounts are expected to be realized. During the years ended December 31, 2013 and 2012, management utilized $275 and $184, respectively, of the assets. Total discounts utilized at December 31, 2013 total $459.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

(5)  INVESTMENT IN HzO

HzO, Inc. (“HzO”) is a private company engaged in the development of water-blocking technologies for consumer and industrial applications. Prior to the fourth quarter of 2013, the Company accounted for its investment in HzO under the equity method of accounting by recognizing ZAGG’s share of the earnings or losses of HzO in the periods in which they are reported by HzO in its separate financial statements, adjusted for the amortization of the basis difference between the Company’s investment in HzO and the Company’s underlying share in the net assets of HzO. During the fourth quarter of 2013, HzO raised $10,112 in additional equity capital through the sale of 39,205 additional Series B Preferred Shares. ZAGG did not participate in the capital raise, the result of which was to reduce ZAGG’s ownership interest in HzO to 15.3% at December 31, 2013. As ZAGG cannot exercise significant influence over HzO and its ownership interest is below 20.0%, the Company now accounts for the investment in HzO as a cost method investment.

For the year ended December 31, 2013 and 2012, the Company recorded a loss from investment in HzO of $2,013 and $2,866, respectively. The loss from investment in HzO was recorded as a component of other expense in the consolidated statement of operations in each respective period. The carrying value of the investment at December 31, 2013 was $0 due to the accumulated losses.

(6)  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		December 31,
		2013	2012
	Useful Lives
Computer equipment and software	3 to 5 years	$1,519	$1,343
Equipment	3 to10 years	5,173	2,989
Furniture and fixtures	7 years	778	735
Automobiles	5 years	201	265
Leasehold improvements	1 to 4.75 years	3,111	2,847
		10,782	8,179
Less accumulated depreciation		(5,778)	(3,317)

Net property and equipment		$5,004	$4,862

(7)  GOODWILL & INTANGIBLE ASSETS

Impairment of Goodwill

For the years ended December 31, 2013 and 2012, the Company recorded impairments of goodwill in the amounts of $1,484 and $5,441, respectively, when it was determined that the carrying value of goodwill exceeded its fair value. The determination was made during the impairment analyses performed during the fourth quarters of 2013 and 2012. In conjunction with the impairment tests, the Company considered factors such as the overall decline in the market price of the Company’s stock, a decline in market capitalization for a sustained period, and a decline in forecasted operations as indicators for potential goodwill impairment. In determining the amount of impairments within the analyses in 2013 and 2012, we considered both the income approach, utilizing a discounted cash flow analysis, and market approach, which considers what other purchasers and sellers in the market have paid for companies reasonably similar to the reporting unit.

The goodwill impairments are included as a component of impairment of goodwill and intangibles in the consolidated statement of operations.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The changes in the carrying amount of goodwill for the year ended December 31, 2013 and 2012, are as follows:

	2013	2012
Balance as of January 1
Gross goodwill	$6,925	$6,925
Accumulated impairment losses	(5,441)	—
Net goodwill as of January 1	1,484	6,925
Goodwill acquired during the year	—	—
Impairment loss	(1,484)	(5,441)
Balance as of December 31
Gross goodwill	6,925	6,925
Accumulated impairment losses	(6,925)	(5,441)
Net goodwill as of December 31	$—	$1,484

Impairment of Indefinite-lived Intangible Assets

During the fourth quarter of 2013, the Company made a brand strategy change to place greater emphasis on the promotion of the ZAGG and invisibleSHIELD brands. This was highlighted by the decision to brand the line of gaming controllers as ZAGG products instead of under the iFrogz brand, which was the original product branding. As a result of this decision, we determined that future cash flows under the iFrogz trademark likely will be less than previously estimated and that the trademark should be considered a definite-lived intangible asset. Management incorporated this information into an impairment analysis performed during the fourth quarter of 2013, relying on a discounted cash flow analysis and market approach. Management determined the carrying amount of the trademark exceeded the fair value and an impairment charge of $9,762 was recorded at December 31, 2013 as a component of the goodwill and impairment line in the consolidated statement of operations. As the trademark is now considered a definite-lived intangible, management will commence amortizing the trademark over a ten-year useful life on an accelerated basis consistent with the projected future cash flows from the trademark. Future amortization of this trademark is included in the estimated future amortization table below in this Note.

	December 31,
	2013	2012

iFrogz trademark prior to impairment	$16,800	$16,800
iFrogz trademark impairment	(9,762)	—
iFrogz trademark – definite-lived	$7,038	$16,800

During the fourth quarter of 2012, the Company determined that future cash flows under the EarPollution trademark likely will be less than previously estimated and that the trademark should be considered a definite-lived intangible asset. Management performed an impairment analysis during the fourth quarter of 2012, relying on a discounted cash flow analysis and market approach, and determined that the carrying amount of the trademark exceeded the fair value and an impairment charge of $5,917 was recorded at December 31, 2012 as a component of the goodwill and impairment line in the consolidated statement of operations. As the trademark was considered a definite-lived intangible, management commenced amortizing the trademark over an eight-year period on an accelerated basis consistent with the projected future cash flows from the trademark. Amortization of this intangible commenced in the first quarter of 2013.

December 31
2012

EarPollution trademark prior to impairment	$8,300
EarPollution trademark impairment	(5,917)
EarPollution trademark – definite-lived	$2,383

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

In addition, during the fourth quarter of 2012, the Company wrote-off $139 in internally developed software acquired in the iFrogz acquisition as it was abandoned in December 2012. The charge is included as a component of the goodwill and impairment line in the consolidated statement of operations.

Definite-lived Intangibles

Definite-lived intangibles as of December 31, 2013 and 2012, were as follows:

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Write-off of Fully Amortized Asset	Transfers from Indefinite-life Classification	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(17,537)	$—	$—	$23,963	8.0 years
Non-compete agreements	4,100	(2,169)	—	—	1,931	4.8 years
Other Trademarks	3,500	(1,719)	—	—	1,781	9.7 years
iFrogz Trademark	—	—	—	7,038	7,038	10.0 years
EarPollution Trademark	2,383	(554)	—	—	1,829	8.0 years
Other	661	(487)	(61)	—	113	5.0 years
Acquired technology	709	(165)	—	—	544	7.0 years
Internet address	124	(66)	—	—	58	10.0 years
Patents	4,696	(734)	—	—	3,962	12.5-14.0 years
Total amortizable assets	$57,673	$(23,431)	$(61)	$7,038	$41,219	8.4 years

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Write-off	Transfers from Indefinite-life Classification	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(10,291)	$—	$—	$31,209	8.0 years
Non-compete agreements	4,100	(1,389)	—	—	2,711	4.8 years
Other Trademarks	3,500	(1,105)	—	—	2,395	9.7 years
EarPollution Trademark	—	—	—	2,383	2,383	8.0 years
Other	800	(446)	(139)	—	215	5.0 years
Acquired technology	564	(83)	—	—	481	7.0 years
Internet address	124	(53)	—	—	71	10.0 years
Patents	2,063	(423)	—	—	1,640	14.0 years
Total amortizable assets	$52,651	$(13,790)	$(139)	$2,383	$41,105	8.0 years

Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization.  The remaining definite-lived intangible assets are amortized using the straight line method over their estimated useful life.  For the years ended December 31, 2013, 2012, and 2011 amortization expense was $9,702, $9,801, and $4,921, respectively. Amortization expense was primarily recorded as a component of operating expense, however, amortization expense related to acquired technology in 2013, 2012, and 2011 of $82, $69, and $972, respectively, was recorded as a component of cost of sales.

On September 4, 2013, the Company acquired a patent pursuant to an Amended Asset Purchase Agreement (“Purchase Agreement”). Under the terms of the Purchase Agreement, the Company agreed to transfer consideration of $500 in cash and 500 shares of ZAGG restricted common stock to acquire the patent, which protects elements of the Company’s invisibleSHIELD product line. The patent was recorded based on the fair value of the consideration transferred on the date of the Purchase Agreement. The components of consideration included the following items:

Restricted common stock	$2,275
Cash consideration	500
Acquisition costs	2
Total	$2,777

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Management valued the restricted common stock utilizing the stock price on September 4, 2013, also taking into consideration the six-month transfer restriction attached to the stock and the Company’s guarantee of the transaction date value of the restricted common stock when the stock becomes free-trading in March 2014. As the guarantee represents a put feature, management valued the put feature utilizing the Black-Scholes model to be $330 and classified that amount as a liability on the date of the Purchase Agreement. This liability will be marked to fair value each reporting period until settled with the change in fair value being recorded through the consolidated statement of operations. As of December 31, 2013, the Company recorded a reduction in the fair value of the liability of $53 and a corresponding benefit to other expense in the consolidated statement of operations.

Estimated future amortization expense is as follows:

2014	$9,813
2015	8,560
2016	7,125
2017	5,649
Thereafter	10,072
Total	$41,219

Indefinite-lived Intangibles

The gross carrying amount of indefinite-lived intangibles as of December 31, 2013 and 2012 were as follows:

	December 31, 2013
	Gross Carrying Amount	Impairment	Transfers to Definite-life Classification	Net Carrying Amount

iFrogz trademark	$16,800	$(9,762)	$(7,038)	$—
EarPollution trademark	—	—	—	—
Total non-amortizable assets	$16,800	$(9,762)	$(7,038)	$—

	December 31, 2012
	Gross Carrying Amount	Impairment	Transfers to Definite-life Classification	Net Carrying Amount

iFrogz trademark	$16,800	$—	$—	$16,800
EarPollution trademark	8,300	(5,917)	(2,383)	—
Total non-amortizable assets	$25,100	$(5,917)	$(2,383)	$16,800

 (8)  INCOME TAXES

The components of income tax (provision) benefit for the years ended December 31, 2013, 2012 and 2011, are:

	2013	2012	2011
Current (provision):
Federal	$(8,720)	$(15,466)	$(11,487)
State	(766)	(2,104)	(1,767)
Foreign	—	(116)	(72)
Total current	(9,486)	(17,686)	(13,326)
Deferred (provision) benefit:
Federal	5,036	7,209	3,402
State	755	1,084	506
Foreign	—	—	—
Total deferred	5,791	8,293	3,908
Total (provision) benefit	$(3,695)	$(9,393)	$(9,418)

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Tax at statutory rate (35%)	$(2,970)	$(8,364)	$(9,451)
State tax, net of federal tax benefit	25	(663)	(888)
Gain on deconsolidation of HzO	—	—	316
Non-deductible expense and other	428	(341)	(130)
Domestic production activities deduction	331	676	771
Return to provision adjustment	(148)	(49)	(36)
Liquidation of iFrogz EU	5	—	—
Reserve related to FIN 48	(382)	—	—
Interest and penalties	(32)	—	—
Increase in valuation allowance	(952)	(652)	—
	$(3,695)	$(9,393)	$(9,418)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2013 and 2012, are as follows:

	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$958	$1,020
Deferred revenue	38	27
Inventories	3,211	2,317
Stock-based compensation	1,464	1,420
Sales returns accrual	2,943	2,456
Acquisition costs, net of amortization	252	282
Intangible assets	8,320	4,372
Goodwill	2,192	1,801
HzO investment	1,483	713
Capital loss carry-over	271	—
Reserve on note receivable	569	569
Other liabilities	39	38
Deferred tax assets	21,740	15,015
Valuation allowance	(1,753)	(713)
Total deferred tax assets	$19,987	$14,302

Deferred tax liabilities:
Property and equipment	693	794
Total gross deferred tax liabilities	693	794
Net deferred tax assets	$19, 294	$13,508

Deferred tax assets, net – current	$7,917	$6,912
Deferred tax assets, net – noncurrent	11,377	6,596
Net deferred tax assets	$19,294	$13,508

The Company recorded a full valuation allowance against a deferred tax asset generated by losses on its investment in HzO. HzO is a development stage enterprise and given current operations and uncertainty of future profitability, management has determined that it is more likely than not that the deferred tax asset will not be realizable. Given this, a full valuation allowance at December 31, 2013 and 2012 of $1,483 and $713, respectively, has been recorded against the deferred tax asset. In addition, at December 31, 2013, the Company recorded a full valuation allowance against deferred tax assets resulting from capital loss carry-overs as the Company determined that it was unlikely the capital loss carry-overs would be able to be utilized.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The Company has not recorded a tax benefit at December 31, 2012 for operating losses from operations in France (iFrogz Europe SAS) and the UK (ZAGG Europe). On a combined basis, the two entities had a gross cumulative operating loss of $1,280 at December 31, 2012. Operations for iFrogz Europe SAS and ZAGG Europe were transitioned to Ireland and therefore, we do not expect future taxable income within France or the UK to offset net operating losses. ZAGG Europe was liquidated and the entity closed during 2012. In addition, iFrogz Europe SAS was liquidated and the entity closed during the fourth quarter of 2013.

For all other deferred tax assets, no valuation allowance has been recorded at December 31, 2013 and 2012, as management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2013 and prior years as the Company considers these earnings to be indefinitely reinvested. Cash held by foreign entities that is considered permanently re-invested totaled $3,361 as of December 31, 2013. If this cash were repatriated to the United States, outside the settlement of intercompany payables or payment of intercompany royalties, the Company would need to accrue and pay the related tax. However, the Company considers these funds permanently re-invested and has no plans to repatriate these funds.

The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2013 and 2012, the Company recorded a tax contingency of $460 and $61, respectively. The tax contingencies are primarily related to the Companies global tax strategy and certain transactions in foreign jurisdictions in prior periods. These tax contingencies, on a gross basis, are reconciled in the table below:

	2013	2012

Unrecognized tax benefits, as of January 1	$61	$61
Gross increases – tax positions in current period	399	—
Total (provision) benefit	$460	$61

As of December 31, 2013, the Company's liability related to unrecognized tax benefits was $460 of which $443 would impact the Company's effective tax rate if recognized.

For the years ended December 31, 2013, 2012, and 2011, the Company recorded $32, $0, and $0, respectively, in each year in interest and penalties.

The Company is currently not under examination by any federal or state tax authority, but remains subject to income tax examinations for each of its open tax years, which extend back to 2010 for federal income tax purposes and 2009 for state income tax purposes.

(9)  STOCK OPTIONS AND WARRANTS

In 2007, the Company’s board of directors adopted and in 2008 the Company’s shareholders approved the ZAGG Incorporated 2007 Stock Incentive Plan (the “2007 Plan”).  The 2007 Plan was amended to increase the number of shares issuable under the 2007 Plan to 10,000. As of December 31, 2012, there were 6,161 shares available for grant under the 2007 Plan.

On January 15, 2013, the Company’s Board of Directors adopted and in June 2013, the Company’s shareholders approved the ZAGG Inc 2013 Equity Incentive Award Plan (the “2013 Plan”), a new equity incentive plan intended to replace the 2007 Plan. The 2013 Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock, and restricted stock units can be awarded.  The 2013 Plan’s initial share reservation is 5,000 shares.  The term of the plan is for 10 years from the date of its adoption. As of December 31, 2013, there were approximately 4,464 shares available for grant under the 2013 Plan.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Upon adoption of the 2013 Plan in January 2013, the Company ceased to grant awards pursuant to the 2007 Plan. All future awards will be granted under the 2013 Plan. All awards that are outstanding under the 2007 Plan will continue to vest, be exercisable, and expire according to their respective terms.

Common Stock Options

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have five-year contractual terms.

The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model. No stock options were granted during 2012 or 2013. For the year ended December 31, 2011 the following assumptions were used in determining the fair value of option grants:

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

The following table summarizes the stock option activity for the Company’s stock incentive plans for the year ended December 31, 2013:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2012	671	$3.70	2.1
Granted	—	—
Exercised	(145)	2.40
Forfeited/expired	(87)	4.69
Outstanding at December 31, 2013	439	$3.93	1.2	$186
Exercisable at December 31, 2013	410	$3.61	1.2	$303

The weighted-average grant-date fair value of options granted during the years ended December 31, 2013, 2012, and 2011 was $0, $0, and $4.98, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was $540, $3,555, and $8,170, respectively.

As of December 31, 2013, there was $29 of total unrecognized compensation cost related to nonvested stock options granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of 0.2 years. The total grant date fair value of shares vested during the years ended December 31, 2013, 2012 and 2011, was $593, $1,060, and $2,638, respectively.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The Company recorded share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the years ended December 31, 2013, 2012 and 2011, the Company recorded equity-based compensation expense of $280, $1,008 and $2,640, respectively, which is included as a component of selling, general and administrative expense.  The net tax benefit recognized on equity-based compensation expense for the year ended December 31, 2013, 2012 and 2011 was $88, $181, and $28, respectively.  The tax benefit realized from stock options exercised for the year ended December 31, 2013, 2012 and 2011 was $88, $599, and $1,838, respectively.

During the third quarter of 2012, the Company incurred an incremental charge of $154 that was the direct result of the Separation and Release of Claims Agreement (“Separation Agreement”) between the Company and Robert G. Pedersen II, the Company’s former chief executive officer. Under the terms of the Separation Agreement, Mr. Pedersen’s 32 unvested stock options continued to vest under the original terms of the option grant. However, because future services to be performed by Mr. Pedersen were not considered substantive under US GAAP, the options were re-measured and the expense associated with these options was accelerated. In addition, the Company incurred a $910 charge during the third quarter of 2012 related to consulting fees due to Mr. Pedersen under the Separation Agreement, which were payable in monthly installments over the one-year term of the Separation Agreement.

During the second quarter of 2011, the Company incurred a charge of $1,560 related to the modification of a previously granted stock option, which is included as a component of selling, general and administrative expenses and additional paid in capital in the accompanying consolidated financial statements (see Note 11, Note Receivable).

Warrants - During the years ended December 31, 2013, 2012, and 2011, the Company issued warrants to purchase common shares for investor relations consulting services of 0, 50, and 50, respectively. The 2013, 2012, and 2011 warrants are exercisable at $0, $9.02 and $9.05, respectively. The warrants expire five years from the grant date and were fully vested on the date of grant. The grants were independently valued using the Black-Scholes option pricing model with separate assumptions for each tranche based on the fair value of the Company’s common stock on each vesting date, expected term equal to the remaining contractual term on each vesting date, expected volatility weighted between the Company’s historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term for each vesting date, and risk-free rate for the expected term based on the U.S. Treasury yield curve in effect with a period that approximates the remaining contractual term for each vesting date.  For the year ended December 31, 2013, 2012, and 2011, the Company recorded expense of $0, $311, and $377, respectively, for these warrants.

The fair value of warrants has been estimated as of the vesting date using the Black-Scholes option pricing model.  For the years ended December 31, 2013, 2012, and 2011 the following assumptions were used in determining the fair value:

	2012	2011
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	0.81%	2.02%
Expected term (years)	5.0 years	4.86 years
Expected volatility	89.50%	90.71%

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The following table summarizes the warrant activity for the year ended December 31, 2013:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2012	390	$8.05	3.0	$191
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding at December 31, 2013	390	$8.05	2.0	$(1,442)
Exercisable at December 31, 2013	390	$8.05	3.0	$(1,442)

The weighted-average and grant-date or vest-date fair value of warrants granted during the years ended December 31, 2013, 2012, and 2011, was $0, $6.46, and $6.46, respectively. The total intrinsic value of warrants exercised during the years ended December 31, 2013, 2012 and 2011, was $0, $4,195, and $3,302, respectively.

As of December 31, 2013, there was $0 of total unrecognized estimated compensation cost related to nonvested warrants granted. The total fair value of warrants vested during the years ended December 31, 2013, 2012, and 2011 was $0, $311, and $377, respectively.

For warrants that are compensatory, the Company records share-based compensation expense related to warrants only for warrants that have vested.  The amount of the expense recognized is based on the estimated fair value of the warrants on the vesting date. During the years ended December 31, 2013, 2012 and 2011, the Company recorded equity-based compensation expense related to warrants of $0, $311, and $377, respectively, which is included as a component of selling, general and administrative expense.  The net tax benefit recognized on equity-based compensation expense related to warrants for the year ended December 31, 2013, 2012 and 2011 was $0, $119, and $144, respectively.  The tax benefit realized from compensatory warrants exercised for the years ended December 31, 2013, 2012 and 2011 was $0, $114, and $0, respectively.

Restricted Stock

Restricted stock awards are granted with a fair value equal to the ending stock price on the date of grant. Prior to 2011, the Company had not granted any restricted stock.

A summary of the status of the Company’s restricted stock as of December 31, 2013, and changes during the year ended December 31, 2013, is presented below:

	Restricted Stock	Weighted- Average Grant Date Fair Value
	(In thousands)	(Per share)
Outstanding at December 31, 2012	452	$9.51
Granted	491	5.95
Vested	(542)	8.55
Forfeited	(44)	9.14
Outstanding at December 31, 2013	357	$5.96

As of December 31, 2013, there was $1,245 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 1.0 year.

The Company recorded share-based compensation expense only for restricted stock that is expected to vest.  The estimated fair value of the restricted stock awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the years ended December 31, 2013, 2012, and 2011, the Company recorded equity-based compensation expense of $3,846, $4,699 and $624, respectively, which is included as a component of selling, general and administrative expense. The net tax benefit recognized on equity-based compensation expense for the years ended December 31, 2013, 2012 and 2011, was $1,458, $1,809 and $236, respectively. The tax benefit realized from vested restricted stock for the years ended December 31, 2013, 2012, and 2011, was $1,042, $1,169 and $0, respectively.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Included in the 2011 grants of restricted stock were 124 shares issued to an employee by the Company subject to the employee’s continued employment. These shares vested quarterly over a two year vesting term and were expensed on a straight-line basis over the two-year vesting term. In connection with the issuance of 124 shares of restricted stock, the Company issued the employee an additional 90 shares of common stock with a fair value of $899 as consideration in full satisfaction of current and future royalties under a prior intellectual property agreement primarily related to the ZAGGmate. The portion of the consideration related to current royalties was $336 and was included as a component of cost of sales in the consolidated statement of operations in 2011. The remaining $563 portion of the consideration was capitalized as it represents a pre-payment of future royalties and will be amortized on an accelerated basis, consistent with the expected underlying cash flows of the intellectual property, over a seven year life. This capitalized amount is included as a component of intangible assets in the consolidated balance sheet.

During the third quarter of 2012, the Company incurred an incremental charge of $345 that was the direct result of the Separation Agreement. In accordance with the terms of the Separation Agreement, Mr. Pedersen’s 127 then unvested stock options became fully vested on August 17, 2013. However, under US GAAP, the expense associated with these options was accelerated as it was determined that the service to be performed by Mr. Pedersen was not considered to be substantive.

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

During the year ended December 31, 2013, certain ZAGG employees elected to receive a net amount of shares upon the vesting of a restricted stock grant in exchange for the Company incurring the tax liability for the fair value of the award on the vest date. This resulted in the Company recording $257 in compensation expense, with the offset being originally recorded to accrued wages and wage related expenses rather than to additional paid-in capital.

(10)  FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

At December 31, 2013 and 2012, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a note receivable, and a line of credit with Wells Fargo. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these financial instruments.  The carrying value of the debt balances approximate fair value because the variable interest rates reflect current market rates.

In addition, as discussed in Note 11, management records an impairment on the note receivable if the fair value of the underlying collateral is less than the carrying amount.  Management determined the fair value of assets that collateralize the note receivable, which includes real property, interests in entities that own real property, and 80 shares of the Company’s stock that carry a restrictive legend until two months after the note receivable is paid in full.  Management determined that the fair value of the collateral exceeded the carrying value of the note receivable at December 31, 2013.

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

At December 31, 2013 and 2012, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown (in thousands):

		Fair Value Measurements Using:
	December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$163	$163	—	—

		Fair Value Measurements Using:
	December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$452	$452	—	—

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

The following tables presents assets held as of December 31, 2013 and 2012, measured at fair value on a non-recurring basis using the level of inputs shown at the time of impairment (in thousands).

		Fair Value Measurements Using:
	December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Goodwill	$—	—	—	$—
iFrogz trademark	$7,038	—	—	$7,038

As discussed in Note 7, at December 31, 2013, management performed an impairment analysis over each asset and ultimately recorded an impairment of goodwill of $1,484 and an impairment of the iFrogz trademark of $9,762. Thus, the balances in the table above reflect the fair value at December 31, 2013. The fair value of goodwill and the iFrogz trademark were determined using various valuation methods, including the income and market approaches. Under the income approach, the estimate of the present value of expected future cash flows was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical operating data projected into the future based on the Company’s current expectations. Various market approaches were utilized to determine appropriate royalty rates applicable to the valuation of the iFrogz trademark, to determine appropriate comparable company market multiples to estimate the value of the ZAGG Domestic reporting unit, and to estimate the overall value of the consolidated entity.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

		Fair Value Measurements Using:
	December 31, 2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Goodwill	$1,484	—	—	$1,484
EarPollution trademark	$2,383	—	—	$2,383

As discussed in Note 7, at December 31, 2012, management performed an impairment analysis over each asset and ultimately recorded an impairment of goodwill of $5,441 and an impairment of the EarPollution trademark of $5,917. Thus, the balances in the table above reflect the fair value at December 31, 2012. The fair value of goodwill and the EarPollution trademark were determined using various valuation methods, including the income and market approaches. Under the income approach, the estimate of the present value of expected future cash flows was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical operating data projected into the future based on the Company’s current expectations. Various market approaches were utilized to determine appropriate royalty rates applicable to the valuation of the EarPollution trademark, to determine appropriate comparable company market multiples to estimate the value of the iFrogz reporting unit, and to estimate the overall value of the consolidated entity.

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

(11)  NOTE RECEIVABLE

In June 2008, Lorence Harmer became a member of the Company’s board of directors and in December 2009, was appointed as the chairman of the Audit Committee.  Mr. Harmer introduced the Company to a consumer electronics product, which became known as the ZAGGbox.  The ZAGGbox was intended to aggregate digital content such as music, pictures, videos, and movies into a single location so that users could share the content with most other networked media players, including mobile devices.  After investigating the market opportunity for the ZAGGbox, the Company determined in June 2009 that it wished to obtain certain rights for the development and sale of the ZAGGbox in North America.  The Company entered into negotiations with Teleportall, LLC (“Teleportall”), the owner of the technology used in the ZAGGbox, regarding production and distribution of the ZAGGbox.  On June 17, 2009, the Company issued its initial purchase order for ZAGGbox units in the amount of $3,500 and advanced to Teleportall a total of $1,153 representing a $200 non-recurring engineering (NRE) fee and $953 in payment of 30% of the total purchase price for the units ordered by the Company.  Mr. Harmer participated in the negotiations between the Company and Teleportall, and continued to represent the Company throughout 2009 and 2010 concerning the ZAGGbox.  In May 2010, the Company entered into a Distribution and License Agreement with Teleportall, which memorialized Teleportall’s agreement to manufacture and deliver ZAGGboxes to the Company and appointed the Company as the exclusive distributor for the ZAGGbox in North American.  Additionally, in May 2010, the Company entered into an agreement with Harmer Holdings, LLC (“Holdings”), an affiliate of Mr. Harmer, under which Holdings agreed to repurchase unsold ZAGGboxes under certain circumstances.

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

•
Teleportall and the Company entered into a License Agreement on March 23, 2011 under which the Company licensed to Teleportall the use of certain ZAGG names and trademarks to sell and distribute the ZAGGbox product.  Teleportall agreed to pay ZAGG a 10% royalty on net sales of ZAGGboxes per calendar quarter as a license fee.

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

On September 20, 2011, and prior to the due date of the first interest-only payment due on the Note, Mr. Harmer and two of his affiliates, Holdings and Teleportall, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II (ZAGG’s now-former CEO), Brandon T. O’Brien (ZAGG’s CFO) and KPMG LLP (ZAGG’s independent registered public accounting firm).  KPMG and Messrs. Pedersen and O’Brien were subsequently dismissed from the lawsuit, as well as the plaintiff’s causes of action against the Company.  In their lawsuit, the plaintiffs allege that the defendants defamed Mr. Harmer, breached the Harmer Agreement and interfered with other rights of the plaintiffs. The Company has responded to the plaintiffs’ claims, denying all of the material allegations made by the plaintiffs.  The Company believes the plaintiffs’ claims to be without merit and intends to vigorously defend against them.

Subsequently, Mr. Harmer failed to make the required interest-only payment to the Company due on September 23, 2011. Mr. Harmer failed to cure the default and ZAGG commenced foreclosure on the collateral securing the loan, which consists of real property, interests in entities that own real property, and restricted and free-trading securities, which included 45 shares of ZAGG common stock. In addition to the collateral, Mr. Harmer had also agreed that he would not sell 80 shares of ZAGG common stock until two months after the Note was paid in full.  Given the Note is full recourse, and the 80 shares have a restrictive legend associated with repayment of the Note, the Company believes it can recover the 80 shares in partial payment of the Note balance.

Following Mr. Harmer’s default on the loan, management determined that it was probable that the Company would be unable to collect all amounts due from Mr. Harmer according to the terms of the Note. As the Note became collateral-dependent upon Mr. Harmer’s default, management engaged various third-party certified valuation specialists to assist management in its determination of the fair value of the collateral and whether it is sufficient to recover the Note balance. As of December 31, 2013, management determined that the estimated fair value of the underlying collateral was between $1,335 and $1,471. As management has not been able to ascertain whether Mr. Harmer owns 50% or 100% of Holdings, management used the low end of the above range ($1,335) and compared it to the carrying amount of the Note of $1,149.  The remaining Note balance of $1,149 appears to be collectable given management’s best estimate of the cash recovery on the collateral securing the Note (fair value, less cost to sell) of $1,335. Additionally, the Company has classified $348 of the Note as an offset to equity, representing the collateral secured by ZAGG common stock, which management has taken steps to recover to repay the Note, as noted below. If a decrease in the amount of the Note classified as an offset to equity occurs as a result of a decrease in the stock price, the Company reclassifies the difference back to the Note to the extent that there is sufficient underlying collateral in excess of the book value.  During the years ended December 31, 2013 and 2012, the Company reclassified $218 and $0, respectively, from equity to the Note to reflect the decrease in the Company’s stock price. Ultimately, any recovery in excess of the carrying value of the Note will be recognized when realized.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The Company determined the fair values of the collateral of the Note, which required estimates and assumptions. Management determined the value of the 80 shares of ZAGG common stock held by Mr. Harmer based on quoted market prices. The real estate holdings were valued primarily based on the sales comparison approach as sales of comparable properties were utilized. The investments in real estate companies were valued utilizing comparable market sales, a discounted cash flow analysis, and other valuation methodologies management deemed to be appropriate.

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

At December 31, 2013, the total unpaid principle balance, including accrued interest, late fees and costs incurred in collection, totaled $4,202.

(12)  DEBT AND LETTERS OF CREDIT

Wells Fargo Revolving Line of Credit Facility

On December 20, 2013, the Company and Wells Fargo, entered into the First Amendment to Credit Agreement (“Amendment”), which modifies the original Credit Agreement (the “Credit Agreement”) entered into between the Company and Wells Fargo on December 7, 2012.

The Amendment retains the $60,000 revolving line of credit facility (“Line of Credit”) and extends the maturity date from December 1, 2014 to December 1, 2015. At the time of the Amendment, the $18,000 outstanding on the original $24,000 term loan was paid in full utilizing proceeds from the Line of Credit. In addition, the Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $5.0 million. During 2013 and 2012, the Company has not issued any standby commercial letters of credit.

As consideration for entering into the Amendment, the Company agreed to pay to Wells Fargo an amendment fee of $30 as well as reasonable legal and collateral examination fees.

Borrowings and repayments under the Line of Credit may occur from time to time in the Company’s ordinary course of business through December 1, 2015.  Any outstanding borrowings under the Line of Credit mature and are due on December 1, 2015.

The outstanding principal balance under the Line of Credit bears interest at a fluctuating rate per annum determined to be the sum of the (1) LIBOR margin established under the Credit Agreement (with the initial LIBOR margin being set at 1.25%) and (2) Daily Three Month LIBOR (as defined in the Credit Agreement) in effect from time to time.  Each change in the rate of interest will become effective on each business day on which a change in Daily Three Month LIBOR is announced by Wells Fargo.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Pursuant to the terms of the Amendment, Wells Fargo will adjust the LIBOR margin used to determine the rate of interest under the Line of Credit on a quarterly basis, commencing with the Company’s fiscal quarter ending December 31, 2013. The applicable Libor margin is calculated based on the Company's ratio of Total Liabilities to Tangible Net Worth (as these terms are defined in the Credit Agreement) in accordance with the following table:

Total Liabilities to Tangible Net Worth	Applicable LIBOR Margin

1.00 or greater	1.25%
.65 or greater, but less than 1.00	1.00%
Less than .65	0.75%

Under the Line of Credit, each such adjustment will be effective on the first business day of the Company’s fiscal quarter following the quarter during which Wells Fargo receives and reviews the Company’s most current fiscal quarter-end financial statements in accordance with the requirements established in the Credit Agreement.

In addition, under the Amendment the Company agreed to pay Wells Fargo a quarterly fee based on the average unused amount of the Line of Credit depending on the Company’s Leverage Ratio (which term is defined in the Credit Agreement as Total Liabilities divided by Tangible Net Worth) based on the following table:

Leverage Ratio	Applicable Unused Commitment Fee (per annum)

1.00 or greater	0.35%
.65 or greater, but less than 1.0 0	0.25%
Less than .65	0.15%

For the years ended December 31, 2013 and 2012, $73 and $4, respectively, in unused line fees had been incurred and was included as a component of interest expense in the consolidated statement of operations.

At December 31, 2013, the weighted average interest rate on all outstanding borrowings under the Line of Credit was 1.00%. At December 31, 2012, the weighted average interest rate on all outstanding borrowings under the Line of Credit and Term Loan was 1.63%. At December 31, 2013 and 2012, the effective interest rate was 1.11% and 2.31%, respectively.

The Company originally incurred and capitalized $238 of direct costs related to the establishment of the Credit Agreement with Wells Fargo. For the years ended December 31, 2013 and 2012, the Company amortized $120 and $8, respectively of these loan costs, which is included as a component of interest expense in the consolidated statement of operations. In conjunction with the closing of the Amendment, the Company incurred $43 in additional direct costs related to the issuance of the Amendment because the borrowing capacity was expanded and wrote-off $27 in previously capitalized costs related to the Term Loan. The write-off of these costs was recorded as a component of interest expense.

The Company amortizes these deferred loan costs under the effective interest rate method. The carrying value of deferred loan costs at December 31, 2013 and 2012, was $126 and $230, respectively, and is included as a component of noncurrent other assets in the consolidated balance sheet.

Attached to the Credit Agreement are a number of financial and non-financial debt covenants. At December 31, 2013, the Company was in compliance with all covenants associated with the Credit Agreement.

Mandatory payments under the Credit Agreement are presented in the following table:

Mandatory Payments
2014	$—
2015	17,543
Total	$17,543

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

PNC & Cerberus Term Loan and Revolving Credit Facility

On June 21, 2011, and in conjunction with the acquisition of iFrogz, the Company entered into a financing agreement (the “Financing Agreement”) led by Cerberus Business Finance, LLC (“Cerberus”) and PNC Bank National Association (“PNC”), which was acting as the administrative bank.  The Financing Agreement consisted of a $45,000 term loan (“Cerberus Term Loan”), a $45,000 revolving credit facility (“Revolving Credit Facility”), and a $5,000 letter of credit facility, which was a subset of the $45,000 Revolving Credit Facility.  The Company’s obligations under the Financing Agreement were secured by all or substantially all of the Company’s assets.  The Cerberus Term Loan matured on June 20, 2016, and the Revolving Credit Facility and letters of credit matured on June 20, 2014.

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

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

(13) – COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2017.  Future minimum rental payments required under the operating leases at December 31, 2013 are as follows:

2014	$1,121
2015	778
2016	696
2017	302
Thereafter	—
Total	$2,897

For the years ended December 31, 2013, 2012 and 2011, rent expense was $1,564, $1,615 and $1,002, respectively. Rent expense is recognized on a basis which approximates straight line over the lease term. Rent expense for the years ended December 31, 2013, 2012, and 2011 was net of sublease income of $996, $751, and $0 respectively.

Commercial Litigation

Lorence A. Harmer, et al v ZAGG Inc et al, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG and two of his affiliates, Harmer Holdings, LLC, and Teleportall, LLC, filed a lawsuit against the Company, Robert G. Pedersen II, Brandon T. O’Brien, and KPMG LLP. KPMG was dismissed from the lawsuit in January 2012. The plaintiffs allege that the defendants defamed Mr. Harmer, breached a Settlement Agreement and other agreements between the plaintiffs (alleging claims for breach of contract, breach of the covenant of good faith, and fair dealing) and the Company, and interfered with other rights of the plaintiffs. The defendants denied all of the material allegations made by the plaintiffs. On October 29, 2012, the Company filed a Counterclaim and Third-Party Complaint against Harmer, Holdings, Teleportall and third-party Global Industrial Services Limited asserting claims for breach of contract, deficiency, indemnity and attorneys’ fees, breach of the implied covenant of good faith and fair dealing, quasi contract, unjust enrichment, quantum meruit and declaratory judgment.  On June 10, 2013, the court dismissed the plaintiffs’ claims for defamation, negligence, tortious interference, and interference with prospective economic relations and all claims against Mr. Pedersen and Mr. O’Brien. The Company believes the plaintiffs’ remaining claims of breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief to be without merit and intends to continue to vigorously defend against them. The plaintiffs have not yet made a specific damages claim.

ZAGG Inc v. Joseph Ramelli, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120903188.  On May 10, 2012, ZAGG filed a lawsuit in Utah State Court against Joseph Ramelli (“Ramelli”), alleging causes of action for defamation and false light based on Ramelli’s authoring and causing to be published articles relating to ZAGG that contain false and defamatory statements.  On October 17, 2013, ZAGG and Ramelli entered into a settlement agreement of ZAGG’s claims in the litigation.  In the settlement agreement, Ramelli covenanted to never again make any comments whatsoever about ZAGG, or any person, entity, product or practice affiliated with ZAGG, and Ramelli provided a confession of judgment that can be enforced by ZAGG should Ramelli fail to perform any of his covenants under the agreement.  Also, ZAGG and Ramelli exchanged mutual general releases.  On October 22, 2013, the court entered an order dismissing the litigation.

Patent/Trademark Litigation

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products et al, U.S. District Court, District of Utah, 2:11-cv-00517.  On June 7, 2011, the Company filed a patent infringement lawsuit against NLU Products, LLC; Wrapsol, LLC; XO Skins, LLC; Fusion of Ideas, Inc.; Clear-Coat, LLC; Case-Ari, LLC; United SGP Corp.; Stealth Guards; Vituorsity Products, LLC; Skinomi LLC; Cellairis; Best Skins Ever; Headco, LLC; and Ghost Armour, LLC that seeks to enforce rights under United States Patent No. 7,957,524. The defendants in this case have raised defenses and, in some cases, asserted counterclaims against the Company, that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief, including claims for damages, against the Company, apart from a request for an award of costs and attorneys’ fees to the prevailing party. NLU Products, LLC; Wrapsol, LLC; XO Skins, LLC; Fusion of Ideas, Inc.; Clear-Coat, LLC; Case-Ari, LLC; United SGP Corp.; Stealth Guards; and Vituorsity Products, LLC have settled with the Company. Litigation of this action was stayed pending a reexamination of United States Patent No. 7,957,524 by the United States Patent and Trademark Office. The reexamination led to amendments to the claims of the patent, and the United States Patent and Trademark Office issued a Reexamination Certificate. In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ZAGG v. TrekStor, Regional Court, Dusseldorf, Germany. In September 2011, the Company brought suit in Dusseldorf, Germany against TrekStor for infringement of ZAGG design registrations for the ZAGGmate keyboard case and for unfair competition.  After the Company completed briefing of its claims against TrekStor and presented its case at oral argument, TrekStor filed a separate proceeding alleging that it is the owner of the ZAGGmate keyboard case design.  The Company’s action against TrekStor was then stayed pending the resolution of TrekStor’s case against the Company.  On July 23, 2013, TrekStor’s claims were dismissed and the Company was awarded its costs in that action. Although that decision has been appealed, the stay on the Company’s action against TrekStor has been lifted, the necessary bond has been posted, and the court will proceed to issue a decision regarding the Company’s claims. In the opinion of management, the ultimate disposition of TrekStor’s appeal will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

Fuhu Inc. et al v. ZAGG Inc et al, Central District of California, CV 13-06317 PA (SHx). The Company was a defendant in a lawsuit filed on August 28, 2013, (the “Fuhu I Case”) alleging trademark infringement, false designation of origin, trademark dilution, and copyright infringement based on the Company’s identification of the plaintiff’s product on packaging for an accessory designed for the plaintiff’s product. In March 2014, these claims were resolved by payment of an agreed amount to Fuhu and dismissal of the Fuhu I and Fuhu II Cases (see the description immediately below).

ZAGG Intellectual Property Holding Co. Inc. v. Fuhu Inc., U.S. District Court, District of Utah, 2:13-cv-01105-BSJ. The Company was the plaintiff in patent infringement litigation filed on December 16, 2013, (the “Fuhu II Case”) in Utah that sought to enforce rights under United States Patent No. 8,567,596. Fuhu raised defenses in the Fuhu II Case, but did not advance any counter claims. After the parties provided initial disclosures, in March 2014, these claims were resolved by payment of an agreed amount to ZAGG and dismissal of the Fuhu I and Fuhu II Cases (see also the description immediately above.)

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Class Action Lawsuits

James H. Apple, et al. v. ZAGG Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00852; Ryan Draayer, et al. v. Zagg Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00859.  On September 6 and 10, 2012, two putative class action lawsuits were filed by purported Company shareholders against the Company, Randall Hales, Brandon O’Brien, and Cheryl Larabee, as well as Robert G. Pedersen II, the Company’s former Chairman and CEO, and Edward Ekstrom and Shuichiro Ueyama, former members of the Company’s Board of Directors.  These lawsuits were subsequently amended by a complaint filed on May 6, 2013.  The plaintiffs seek certification of a class of purchasers of the Company’s stock between October 15, 2010 and August 17, 2012.  The plaintiffs claim that as a result of Mr. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as the Company’s CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934 (the “Exchange Act”).  On March 7, 2013, the U.S. District Court for the District of Utah (the “Court”) consolidated the Apple and Draayer actions and assigned the caption In re: Zagg, Inc. Securities Litigation, and on May 6, 2013, plaintiffs filed a consolidated complaint. On July 5, 2013, the defendants moved to dismiss the consolidated complaint. On February 7, 2014, the Court entered an order granting the Company’s motion to dismiss the consolidated complaint. On February 25, 2014, plaintiffs filed a notice of appeal.

Arthur Morganstern v. Robert G. Pedersen II et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120908452; Albert Pikk v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1188; Rosenberg v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1216.  On December 14, 2012, the first of three shareholder derivative complaints were filed against several of the Company’s current and former officers and directors.  These complaints make allegations similar to those presented in the consolidated class action lawsuits, but they also assert various state law causes of action, including claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading.  Each of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as a nominal defendant against whom no recovery is sought.  On February 26, 2013, the Court consolidated the Pikk and Rosenberg actions and assigned the caption In re ZAGG Inc. Shareholder Derivative Litigation, and on June 5, 2013, plaintiffs filed a consolidated complaint.  The Company has not yet responded to these complaints.

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

The Company is not a party to any other litigation or other material claims at this time. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period.

The Company establishes reserves when a particular contingency is probable and estimable. Other than those discussed above, the Company has not accrued for any loss at December 31, 2013 in the consolidated financial statements as the Company does not consider a loss to be probable nor estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

(14)  CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2013.

At December 31, 2013 and 2012, approximately 44% and 56%, respectively, of the balance of accounts receivable was due from the Company’s largest customer. In addition at December 31, 2013, the Company’s second largest customer accounted for 14% of the accounts receivable balance. No other customer account balances were more that 10% of accounts receivable at December 31, 2013 or 2012.  If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of supplier

The Company’s logistics partners arrange for production of its raw materials related to the invisibleSHIELD product line primarily from one source. Management is aware of similar raw materials that would be available from other sources if required and has current plans to immediately engage such resources if necessary. A change in supplier, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

In addition, the Company purchases the majority of its inventory sourced in Asia through one third party sourcing company. Management is aware of other manufacturing sources that it could utilize if there was a disruption in the operations of the third party sourcing Company. A change in the sourcing Company, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

Concentration of sales

For the years ended December 31, 2013, 2012, and 2011, one customer accounted for 26%, 32%, and 30%, respectively, of the Company’s sales. In addition, during 2013, 2012, and 2011, a second customer accounted for 18%, 11%, and 11%, respectively, of sales.  No other customer account balances were more that 10% of sales.  If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the years ended December 31, 2013, 2012 and 2011 was approximately:

	2013	2012	2011
United States	90%	87%	88%
Europe	5%	6%	6%
Other	5%	7%	6%

At December 31, 2013 and 2012, net assets located overseas in Shannon Ireland totaled $8,695 and $4,737, respectively.

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

In addition, as the Company has continued to evolve as a mobile device accessories company, financial information reviewed and evaluated by the chief operating decision maker is at the consolidated company level, including budget and sales reviews. Further, due to the decrease in size and significance of the HzO investment ($0 balance at December 31, 2013), management determined it to be a corporate asset rather than a separate operating segment.

Ultimately, management concludes that the Company should be considered a single reportable segment.

(16) – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is presented in the following summary:

	Year ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$51,471	$51,198	$49,869	$66,818	$219,356
Operating income (loss)	2,007	5,416	6,436	(2,912)	10,946
Net income (loss)	876	2,774	3,184	(2,044)	4,790
Earnings (loss) per share attributable to stockholders: (1)
Basic	$0.03	$0.09	$0.10	$(0.07)	$0.16
Diluted	0.03	0.09	0.10	(0.07)	0.15
Weighted average common shares:
Basic	31,052	30,739	30,926	30,883	30,900
Diluted	31,726	31,218	31,466	30,883	31,459

ZAGG INC AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

	Year ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$55,480	$61,636	$59,827	$87,482	$264,425
Operating income	10,228	10,885	7,118	5,260	33,491
Net income	5,112	5,812	3,388	193	14,505
Earnings per share attributable to stockholders: (1)
Basic	$0.17	$0.19	$0.11	$0.01	$0.48
Diluted	0.16	0.18	0.11	0.01	0.46
Weighted average common shares:
Basic	29,924	30,277	30,351	30,797	30,339
Diluted	31,417	31,738	31,734	31,735	31,656

(1)
The earnings per share calculations for each of the quarters were based upon the weighted average number of shares outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per common share amounts.

(17)  DEFINED CONTRIBUTION PLAN

The Company offers a 401(k) for full-time employees that have been with the Company for over 90 days. The Company matches participant contributions of 100% up to 3% of an employees’ salary and 50% of contributions from 4-5% of an employees’ salary.  Costs recognized for the year ended December 31, 2013, 2012, and 2011 related to the employer 401(k) match totaled $263, $153, and $267, respectively.

(18)  SUBSEQUENT EVENTS

There were no subsequent events identified that would require disclosure or adjustment to the consolidated financial statements.