Form 10-Q
period 2014-03-31
ZAGG Inc
filed 2014-05-08
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INC
(Exact name of registrant as specified in its charter)

Nevada	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,263,151 common shares as of April 29, 2014.

ZAGG INC AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2014	2013

ASSETS

Current assets
Cash and cash equivalents	$6,511	$15,031
Accounts receivable, net of allowances of $2,553 in 2014 and $2,540 in 2013	36,573	46,591
Inventories	39,079	44,539
Prepaid expenses and other current assets	1,499	2,403
Deferred income tax assets	8,009	7,917

Total current assets	91,671	116,481

Property and equipment, net of accumulated depreciation at $6,345 in 2014 and $5,778 in 2013	4,897	5,004

Intangible assets, net of accumulated amortization at $25,878 in 2014 and $23,431 in 2013	38,772	41,219

Deferred income tax assets	11,377	11,377

Note receivable	801	801

Other assets	541	588

Total assets	$148,059	$175,470

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$13,893	$15,207
Income taxes payable	1,710	6,359
Accrued liabilities	2,067	2,608
Accrued wages and wage related expenses	1,046	891
Deferred revenue	78	159
Sales returns liability	5,442	7,872

Total current liabilities	24,236	33,096

Revolving line of credit	-	17,543

Total liabilities	24,236	50,639

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized;
32,560 and 32,331 shares issued in 2014 and 2013, respectively	33	32
Additional paid-in capital	83,408	82,807
Accumulated other comprehensive income (loss)	(17)	93
Note receivable collateralized by stock	(348)	(348)
Treasury stock, 2,312 and 1,756 common shares in 2014 and 2013 respectively, at cost	(12,485)	(9,997)
Retained earnings	53,232	52,244

Total stockholders' equity	123,823	124,831

Total liabilities and stockholders' equity	$148,059	$175,470

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Net sales	$49,003	$51,471
Cost of sales	31,225	32,472

Gross profit	17,778	18,999

Operating expenses:
Advertising and marketing	2,008	2,338
Selling, general and administrative	11,403	12,280
Amortization of definite-lived intangibles	2,427	2,374

Total operating expenses	15,838	16,992

Income from operations	1,940	2,007

Other income (expense):
Interest expense	(44)	(227)
Loss from equity method investment in HzO	-	(607)
Other income and (expense)	90	(20)

Total other expense	46	(854)

Income before provision for income taxes	1,986	1,153

Income tax provision	(998)	(277)

Net income	$988	$876

Earnings per share:

Basic earnings per share	$0.03	$0.03

Diluted earnings per share	$0.03	$0.03

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Net income	$988	$876

Other comprehenseive income (loss), net of tax:
Foreign currency translation loss	(110)	(425)

Total other comprehensive loss	(110)	(425)

Comprehensive income	$878	$451

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

				Accumulated
			Additional	Other	Note Receivable			Total
	Common Stock		Paid-in	Comprehensive	Collateralized	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	By Stock	Stock	Earnings	Equity
Balances, December 31, 2013	32,331	$32	$82,807	$93	$(348)	$(9,997)	$52,244	$124,831

Net income	-	-	-	-	-	-	988	988
Other comprehensive loss	-	-	-	(110)	-	-	-	(110)

Purchase of treasury stock	-	-	-	-	-	(2,488)	-	(2,488)

Option exercises	97	1	129	-	-	-	-	130
Restricted stock release	132	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	520	-	-	-	-	520
Tax shortfall related to share-based payments	-	-	(48)	-	-	-	-	(48)

Balances, March 31, 2014	32,560	$33	$83,408	$(17)	$(348)	$(12,485)	$53,232	$123,823

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net income	$988	$876
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	520	1,038
Excess tax benefits related to share-based payments	(1)	(47)
Depreciation and amortization	3,014	3,099
Loss from equity method investment in HzO	-	607
Deferred income taxes	(92)	(65)
Amortization of deferred loan costs	16	30
Changes in operating assets and liabilities
Accounts receivable	10,027	19,065
Inventories	5,453	(1,373)
Prepaid expenses and other current assets	893	1,257
Other assets	40	-
Accounts payable	(1,320)	(3,565)
Income taxes payable	(4,696)	(2,774)
Accrued liabilities	(544)	(305)
Accrued wages and wage related expenses	156	(961)
Deferred revenues	(81)	(510)
Sales return liability	(2,430)	(2,190)

Net cash provided by operating activities	11,943	14,182

Cash flows from investing activities
Purchase of property and equipment	(460)	(449)

Net cash used in investing activities	(460)	(449)

Cash flows from financing activities
Proceeds from revolving credit facilities	10,438	1,985
Payments on revolving credit facilities	(27,981)	(6,409)
Purchase of treasury stock	(2,488)	(5,999)
Proceeds from exercise of warrants and options	130	168
Excess tax benefits related to share-based payments	1	47

Net cash used in financing activities	(19,900)	(10,208)

Effect of foreign currency exchange rates on cash and cash equivalents	(103)	(298)

Net increase (decrease) in cash and cash equivalents	(8,520)	3,227

Cash and cash equivalents at beginning of the period	15,031	20,177

Cash and cash equivalents at end of the period	$6,511	$23,404

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$46	$83
Cash paid during the period for taxes	$5,753	$3,116
		.

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(1)	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ZAGG Inc and subsidiaries (collectively, the “Company” or “ZAGG”) designs, produces, and distributes professional and premium creative product solutions such as invisibleSHIELD® screen protection, keyboards for tablet computers and mobile devices, keyboard cases, earbuds, mobile power solutions, cables, cases, Bluetooth® speakers, and mobile device cleaning accessories for mobile devices under the family of ZAGG and invisibleSHIELD brands. In addition, the Company designs, produces, and distributes cases, Bluetooth speakers, Near-Field Audio™ amplifying speakers, earbuds, traditional headphones, and gaming headphones for mobile devices under the family of iFrogz brands in the value-priced lifestyle sector.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations.  These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations, and cash flows of the Company for the periods presented. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

The condensed consolidated financial statements include the accounts of ZAGG Inc and its wholly owned subsidiaries ZAGG International Distribution Limited; Patriot Corporation; ZAGG Intellectual Property Holding Co, Inc.; ZAGG Retail, Inc.; and iFrogz, Inc. All intercompany transactions and balances have been eliminated in consolidation.

(2)	INVENTORIES

At March 31, 2014, and December 31, 2013, inventories consisted of the following:

	March 31, 2014	December 31, 2013

Finished goods	$35,614	$40,992
Raw materials	3,465	3,547
Total inventory	$39,079	$44,539

In addition, included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at March 31, 2014 and December 31, 2013 of $419 and $735, respectively.

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

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

The Company accounted for this nonmonetary transaction based on the fair value of the inventory transferred as the inventory’s fair value was more clearly evident than fair value of the asset purchase credits. The Company determined that the inventory had a fair value of $785 at the date of the transfer and thus recorded an impairment loss on the inventory of $201, which was recorded as a component of cost of sales in the consolidated statement of operations during the second quarter of 2011.

On May 2, 2012, the Company assigned these credits to a supplier in exchange for discounts on future purchases of products from the supplier. Management expects the discounts received to at least equal the value of the asset purchase credits assigned and will be realized over approximately a three-year period. Despite the change in character, the Company continues to classify these assets within prepaid expenses and other current assets, and noncurrent other assets on the consolidated balance sheet based on when the discounts are expected to be realized. During the three months ended March 31, 2014 and 2013, management utilized $40 and $50, respectively, of the assets. The total discounts utilized at March 31, 2014 total $499.

(4)	INVESTMENT IN HzO

HzO, Inc. (“HzO”) is a private company engaged in the development of water-blocking technologies for consumer and industrial applications. Prior to the fourth quarter of 2013, the Company accounted for its investment in HzO under the equity method of accounting by recognizing ZAGG’s share of the earnings or losses of HzO in the periods in which they are reported by HzO in its separate financial statements, adjusted for the amortization of the basis difference between the Company’s investment in HzO and the Company’s underlying share in the net assets of HzO. During the fourth quarter of 2013, HzO raised additional equity capital through the sale of additional Series B Preferred Shares. ZAGG did not participate in the capital raise, the result of which reduced ZAGG’s ownership interest in HzO to 15.3% at December 31, 2013. As ZAGG cannot exercise significant influence over HzO and its ownership interest is below 20.0%, the Company began accounting for the investment in HzO as a cost method investment at December 31, 2013. In addition, the carrying value of the investment at December 31, 2013 was $0 due to the accumulated losses. The balance at March 31, 2014 remains at $0.

For the three months ended March 31, 2014 and 2013, the Company recorded a loss from investment in HzO of $0 and $607, respectively. The loss from investment in HzO was recorded as a component of other expense in the consolidated statement of operations in each respective period.

(5)	INTANGIBLE ASSETS

Impairment of Goodwill and Intangible Assets

For the year ended December 31, 2013, the Company recorded a goodwill impairment of $1,484 when it was determined that the carrying value of goodwill exceeded its fair value. The determination was made during the impairment analyses performed during the fourth quarter of 2013. In conjunction with the impairment test, the Company considered factors such as the overall decline in the market price of the Company’s stock, a decline in market capitalization for a sustained period, and a decline in forecasted operations as indicators for potential goodwill impairment.

The goodwill impairment was included as a component of impairment of goodwill and intangibles in the consolidated statement of operations during the fourth quarter of 2013. Due to the goodwill impairment, the carrying value of goodwill was reduced to $0 at December 31, 2013.

During the fourth quarter of 2013, the Company made a brand strategy change to place greater emphasis on the promotion of the ZAGG and invisibleSHIELD brands. This was highlighted by the decision to brand the line of gaming controllers as ZAGG products instead of under the iFrogz brand, which was the original product branding. As a result of this decision, ZAGG determined that future cash flows under the iFrogz trademark likely will be less than previously estimated and that the trademark should be considered a definite-lived intangible asset. Management incorporated this information into an impairment analysis performed during the fourth quarter of 2013, relying on a discounted cash flow analysis and market approach. Management determined the carrying amount of the trademark exceeded the fair value and an impairment charge of $9,762 was recorded at December 31, 2013 as a component of the goodwill and impairment line in the consolidated statement of operations. As the trademark is now considered a definite-lived intangible, management commenced amortizing the trademark over a ten-year useful life on an accelerated basis consistent with the projected future cash flows from the trademark. Future amortization of this trademark is included in the estimated future amortization table below in this Note.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Definite-lived Intangibles

Definite-lived intangibles as of March 31, 2014, and December 31, 2013, were as follows:

	As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Write-off of Fully Amortized Intangible	Transfers from Indefinite-life Classification	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(19,112)	$—	$—	$22,388	8.0 years
Non-compete agreements	4,100	(2,364)	—	—	1,736	4.8 years
Other Trademarks	3,500	(1,843)	—	—	1,657	9.7 years
iFrogz Trademark	7,038	(288)	—	—	6,750	10.0 years
EarPollution Trademark	2,383	(672)	—	—	1,711	8.0 years
Other	600	(504)	—	—	96	5.0 years
Acquired technology	709	(185)	—	—	524	7.0 years
Internet address	124	(68)	—	—	56	10.0 years
Patents	4,696	(842)	—	—	3,855	12.5-14.0 years
Total amortizable assets	$64,650	$(25,878)	$—	$—	$38,772	8.4 years

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Write-off of Fully Amortized Asset	Transfers from Indefinite-life Classification	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(17,537)	$—	$—	$23,963	8.0 years
Non-compete agreements	4,100	(2,169)	—	—	1,931	4.8 years
Other Trademarks	3,500	(1,719)	—	—	1,781	9.7 years
iFrogz Trademark	—	—	—	7,038	7,038	10.0 years
EarPollution Trademark	2,383	(554)	—	—	1,829	8.0 years
Other	661	(487)	(61)	—	113	5.0 years
Acquired technology	709	(165)	—	—	544	7.0 years
Internet address	124	(66)	—	—	58	10.0 years
Patents	4,696	(734)	—	—	3,962	12.5-14.0 years
Total amortizable assets	$57,673	$(23,431)	$(61)	$7,038	$41,219	8.4 years

Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization. The remaining definite-lived intangible assets are amortized using the straight line method over their estimated useful life.  For the three months ended March 31, 2014 and 2013, amortization expense was $2,447 and $2,388, respectively. Amortization expense was primarily recorded as a component of operating expense, however, amortization expense related to acquired technology for the three months ended March 31, 2014 and 2013, of $20 and $14, respectively, was recorded as a component of cost of sales.

Estimated future amortization expense is as follows:

Remaining 2014	$7,366
2015	8,560
2016	7,125
2017	5,649
2018 and thereafter	10,072
Total	$38,772

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(6)	DEBT AND LETTERS OF CREDIT

On December 20, 2013, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into the First Amendment to Credit Agreement (“Amendment”), which modifies the original Credit Agreement (the “Credit Agreement”) entered into between the Company and Wells Fargo on December 7, 2012.

The Amendment retains the $60,000 revolving line of credit facility (“Line of Credit”) and extends the maturity date from December 1, 2014 to December 1, 2015. At the time of the Amendment, the $18,000 outstanding on the original $24,000 term loan was paid in full utilizing proceeds from the Line of Credit. In addition, the Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $5,000. During the three months ending March 31, 2014 and 2013, the Company did not issued any standby commercial letters of credit.

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

The outstanding principal balance under the Line of Credit bears interest at a fluctuating rate per annum equal to be the sum of the (1) LIBOR margin established under the Credit Agreement (with the initial LIBOR margin being set at 1.25%) and (2) Daily Three Month LIBOR (as defined in the Credit Agreement) in effect from time to time.  Each change in the rate of interest will become effective on each business day on which a change in Daily Three Month LIBOR is announced by Wells Fargo.

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

In addition, under the Amendment the Company agreed to pay Wells Fargo a quarterly fee based on the average unused amount of the Line of Credit depending on the Company’s ratio of Total Liabilities to Tangible Net Worth (as these terms are defined in the Credit Agreement) based on the following table:

Leverage Ratio	Applicable Unused Commitment Fee (per annum)

1.00 or greater	0.35%
.65 or greater, but less than 1.0 0	0.25%
Less than .65	0.15%

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

For the three months ended March 31, 2014 and 2013, $22 and $15, respectively, in unused line fees had been incurred and was included as a component of interest expense in the consolidated statement of operations.

At March 31, 2014 and 2013, the weighted average interest rate on all outstanding borrowings under the Line of Credit was 1.00% and 1.63%, respectively. At March 31, 2014 and 2013, the effective interest rate was 1.11% and 2.31%, respectively.

The Company originally incurred and capitalized $238 of direct costs related to the establishment of the Credit Agreement. For the three months ended March 31, 2014 and 2013, the Company amortized $16 and $30, respectively of these loan costs, which is included as a component of interest expense in the consolidated statement of operations.

The Company amortizes deferred loan costs under the straight-line method. The carrying value of deferred loan costs at March 31, 2014 and 2013, was $110 and $200, respectively, and is included as a component of noncurrent other assets in the consolidated balance sheet.

The Company is also subject to a number of financial and non-financial debt covenants under the Credit Agreement. At March 31, 2014, the Company was in compliance with all covenants associated with the Credit Agreement.

Payment in full under the Credit Agreement is due on December 1, 2015, however, at March 31, 2014, the balance on the line of credit was zero.

(7)	STOCK-BASED COMPENSATION

Common Stock Options

For the three months ended March 31, 2014 and 2013, the Company granted no stock option awards.

The Company recorded share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three months ended March 31, 2014 and 2013, the Company recorded equity-based compensation expense related to stock options of $28 and $96, respectively.

Warrants

During the three months ended March 31, 2014 and 2013, the Company did not issue warrants to purchase common stock, though warrants were granted in periods prior to March 31, 2013. For the three months ended March 31, 2014 and 2013, no compensation expense was recorded.

Restricted Stock

The Company granted 280 and 258 shares of restricted stock during the three months ended March 31, 2014 and 2013, respectively. The shares of restricted stock granted during the three months ended March 31, 2014 and 2013, were estimated to have a weighted-average fair value per share of $4.57 and $7.35, respectively. The fair value of the restricted stock granted is based on the closing share price of the Company’s common stock on the date of grant.  The shares of restricted stock vest annually on a straight-line basis over a 12-month to three-year vesting term, depending on the terms of the individual grant.

The Company recorded share-based compensation expense only for those shares of restricted stock that are expected to vest. The estimated fair value of the restricted stock is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.  During the three months ended March 31, 2014 and 2013, the Company recorded equity-based compensation expense related to restricted stock of $492 and $942, respectively, which is included as a component of selling, general, and administrative expense.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(8)	INCOME TAXES

The Company’s effective tax rate was 50.3% and 24.0% for the three months ended March 31, 2014 and 2013, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, and the Company’s global tax strategy. During the first quarter of 2013, the reduced tax rate was largely due to a tax law passed during the quarter that allowed a research and development credit for activities incurred during 2012. However, no comparative tax credit was available during the first quarter of 2014. In addition, during the first quarter of 2014, the increased tax rate was also due to losses incurred in low tax rate jurisdictions that do not benefit the overall corporate tax rate. All earnings at foreign locations are considered to be permanently re-invested for tax purposes.

(9)	EARNINGS PER SHARE

Basic earnings per common share excludes dilution and is computed by dividing net income by weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if stock options and restricted stock, or other common stock equivalents were exercised or converted into common stock. The dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method.

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Net income	$988	$876

Weighted average shares outstanding	30,549	31,052
Dilutive effect of warrants, restricted stock and stock options	315	674
Diluted shares	30,864	31,726
Earnings per share:
Basic	$0.03	$0.03
Dilutive	$0.03	$0.03

For the three months ended March 31, 2014 and 2013, warrants, restricted stock, and stock options to purchase 516 shares, and 459 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

(10)	TREASURY STOCK

In each of fiscal year 2014 and 2013, the Company’s board of directors authorized the repurchase of up to $10,000 of the Company’s outstanding common stock. The Company’s board of directors also authorized the Company to enter into a Rule 10b5-1 plan when appropriate.

For the three months ended March 31, 2014 and 2013, the Company purchased 556 and 797 shares, respectively, of ZAGG Inc common stock. Cash consideration paid for the purchase of ZAGG Inc common stock for the three months ended March 31, 2014 and 2013 was $2,488 and $5,999, respectively.

Stock purchased in the three months ended March 31, 2014, and 2013 had a weighted average price per share of $4.45 and $7.50, respectively. The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.

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

On September 20, 2011, and prior to the due date of the first interest-only payment due on the Note, Mr. Harmer and two of his affiliates, Holdings and Teleportall, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II (ZAGG’s former CEO), Brandon T. O’Brien (ZAGG’s CFO) and KPMG LLP (ZAGG’s independent registered public accounting firm).  KPMG and Messrs. Pedersen and O’Brien were subsequently dismissed from the lawsuit, as well as the plaintiff’s causes of action against the Company.  In their lawsuit, the plaintiffs allege that the defendants defamed Mr. Harmer, breached the Harmer Agreement and interfered with other rights of the plaintiffs. The Company has responded to the plaintiffs’ claims, denying all of the material allegations made by the plaintiffs.  The Company believes the plaintiffs’ claims to be without merit and intends to vigorously defend against them.

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

Following Mr. Harmer’s default on the loan, management determined that it was probable that the Company would be unable to collect all amounts due from Mr. Harmer according to the terms of the Note. As the Note became collateral-dependent upon Mr. Harmer’s default, management engaged various third-party certified valuation specialists to assist management in its determination of the fair value of the collateral and whether it is sufficient to recover the Note balance. As of March 31, 2014, management determined that the estimated fair value of the underlying collateral was between $1,357 and $1,492. As management has not been able to ascertain whether Mr. Harmer owns 50% or 100% of Holdings, management used the low end of the above range ($1,357) and compared it to the carrying amount of the Note of $1,149.  The remaining Note balance of $1,149 appears to be collectable given management’s best estimate of the cash recovery on the collateral securing the Note (fair value, less cost to sell) of $1,357. Additionally, the Company has classified $348 of the Note as an offset to equity, representing the collateral secured by ZAGG common stock, which management has taken steps to recover to repay the Note, as noted below. If a decrease in the amount of the Note classified as an offset to equity occurs as a result of a decrease in the stock price, the Company reclassifies the difference back to the Note to the extent that there is sufficient underlying collateral in excess of the book value. Ultimately, any recovery in excess of the carrying value of the Note will be recognized when realized.

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

At March 31, 2014, the total unpaid principle balance, including accrued interest, late fees and costs incurred in collection, totaled $4,327.

(12)	FAIR VALUE MEASURES

Fair Value of Financial Instruments

At March 31, 2014 and December 31, 2013, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a note receivable, and a line of credit with Wells Fargo. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these financial instruments. The carrying value of the line of credit balance approximates fair value because the variable interest rates reflect current market rates.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

In addition, as discussed in Note 11, management records an impairment on the note receivable if the fair value of the underlying collateral is less than the carrying amount. Management determined the fair value of assets that collateralize the note receivable, which includes real property, interests in entities that own real property, and 80 shares of the Company’s stock that carry a restrictive legend until two months after the note receivable is paid in full.  Management determined that the fair value of the collateral exceeded the carrying value of the note receivable at March 31, 2014.

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

At March 31, 2014, and December 31, 2013, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown:

		Fair Value Measurements Using:
	March 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$199	$199	—	—

		Fair Value Measurements Using:
	December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$163	$163	—	—

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

There were no assets held at March 31, 2014, measured at fair value on a non-recurring basis that resulted in a change in carrying value during the period.

The following table presents assets held as of December 31, 2013, measured at fair value on a non-recurring basis using the level of inputs shown at the time of impairment.

		Fair Value Measurements Using:
	December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Goodwill	$—	—	—	$—
iFrogz trademark	$7,038	—	—	$7,038

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

As discussed in Note 5, at December 31, 2013, management performed an impairment analysis and ultimately recorded an impairment of goodwill of $1,484 and an impairment of the iFrogz trademark of $9,762. Thus, the balances in the table above reflect the fair value at December 31, 2013. The fair value of goodwill and the iFrogz trademark were determined using various valuation methods, including the income and market approaches. Under the income approach, the estimate of the present value of expected future cash flows was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical operating data projected into the future based on the Company’s current expectations. Various market approaches were utilized to determine appropriate royalty rates applicable to the valuation of the iFrogz trademark, to determine appropriate comparable company market multiples to estimate the value of the ZAGG Domestic reporting unit, and to estimate the overall value of the consolidated entity.

(13)	CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company places its cash with high credit quality financial institutions.  The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2014.

At March 31, 2014, approximately 49% of the balance of accounts receivable was due from two customers, each with a balance greater than 10% of the total accounts receivable balance. No other customer account balances were more that 10% of accounts receivable. At December 31, 2013, approximately 44% of the balance of accounts receivable was due from one customer. No other customer account balances were more that 10% of accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of supplier

The Company’s logistics partners arrange for production of its raw materials related to the invisibleSHIELD film products primarily from one source. Management is aware of similar raw materials that would be available from other sources if required and has current plans to immediately engage such resources if necessary. A change in supplier, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

Concentration of sales

For the three months ended March 31, 2014, two customers individually accounted for over 10% of the quarterly revenues at 19% and 19%. No other customer account balances were more that 10% of sales. For the three months ended March 31, 2013, two customers individually accounted for over 10% of the quarterly revenues at 30% and 12%. No other customer account balances were more that 10% of sales. If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the three months ended March 31, 2014 and 2013, was approximately:

	Three months ended March 31, 2014	Three months ended March 31, 2013
United States	85%	90%
Europe	11%	5%
Other	4%	5%

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(14)	COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2017.  Future minimum rental payments required under the operating leases at March 31, 2014 are as follows:

Remaining 2014	$797
2015	778
2016	696
2017	302
2018 and thereafter	—
Total	$2,573

For the three months ended March 31, 2014 and 2013, rent expense was $560 and $411, respectively. Rent expense for the three months ended March 31, 2014 and 2013 was net of sublease income of $167 and $209, respectively.

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

Patent Litigation

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products et al, U.S. District Court, District of Utah, 2:11-cv-00517.  On June 7, 2011, the Company filed a patent infringement lawsuit against NLU Products, LLC; Wrapsol, LLC; XO Skins, LLC; Fusion of Ideas, Inc.; Clear-Coat, LLC; Case-Ari, LLC; United SGP Corp.; Stealth Guards; Vituorsity Products, LLC; Skinomi LLC; Cellairis; Best Skins Ever; Headco, LLC; and Ghost Armor, LLC that seeks to enforce rights under United States Patent No. 7,957,524. The defendants in this case have raised defenses and, in some cases, asserted counterclaims against the Company, that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief, including claims for damages, against the Company, apart from a request for an award of costs and attorneys’ fees to the prevailing party. NLU Products, LLC; Wrapsol, LLC; XO Skins, LLC; Fusion of Ideas, Inc.; Clear-Coat, LLC; Case-Ari, LLC; United SGP Corp.; Stealth Guards; and Vituorsity Products, LLC have settled with the Company. Litigation of this action was stayed pending a reexamination of United States Patent No. 7,957,524 by the United States Patent and Trademark Office. The reexamination led to amendments to the claims of the patent, and the United States Patent and Trademark Office issued a Reexamination Certificate. In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

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

ZAGG Intellectual Property Holding Co v. Tech21 et al., 2:14-cv-00113-BCW.  On February 18, 2014, ZAGG IP filed a complaint against Tech21, Ltd. in U.S. District Court, District of Utah. The complaint alleges, among other things, that the defendant makes, uses, sells, offers for sale, and/or imports into the United States a kit for protecting a surface of an electronic device that infringes at least one claim of  ZAGG IP’s U.S. patent No. 8,567,596 entitled Electronic Device Protective Film Application Kit and Method. The defendant has not filed any counterclaims and no material determinations have been made by the court in this matter.

ZAGG Intellectual Property Holding Co v. Superior Communications, Inc., 2:14-cv-00121-TS.  On February 19, 2014, ZAGG IP filed a complaint against Superior Communications, Inc. in U.S. District Court, District of Utah. The complaint alleges, among other things, that the defendant makes, uses, sells, offers for sale, and/or imports into the United States kits for protecting a surface of an electronic device that infringe at least one claim of  ZAGG IP’s U.S. patent No. 8,567,596 entitled Electronic Device Protective Film Application Kit and Method. The defendant has not filed any counterclaims and no material determinations have been made by the court in this matter.

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

Arthur Morganstern v. Robert G. Pedersen II et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120908452; Albert Pikk v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1188; Rosenberg v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1216.  On December 14, 2012, the first of three shareholder derivative complaints were filed against several of the Company’s current and former officers and directors.  These complaints make allegations similar to those presented in the consolidated class action lawsuits, but they also assert various state law causes of action, including claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading.  Each of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as a nominal defendant against whom no recovery is sought.  On February 26, 2013, the Court consolidated the Pikk and Rosenberg actions and assigned the caption In re ZAGG Inc. Shareholder Derivative Litigation, and on June 5, 2013, plaintiffs filed a consolidated complaint.  On April 4, 2014, the defendants moved to dismiss the consolidated complaint.

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

The Company establishes reserves when a particular contingency is probable and estimable. Other than those discussed above, the Company has not accrued for any loss at March 31, 2014 in the consolidated financial statements as the Company does not consider a loss to be probable nor estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

(15)	SUBSEQUENT EVENTS

No subsequent event occurred that would require financial statement disclosure.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

ZAGG Inc (“we,” “us,” “our,” “ZAGG,” or the“Company”) is headquartered in Salt Lake City, Utah, and has an international office located in Shannon, Ireland. The Company designs, produces, and distributes professional and premium creative product solutions such as invisibleSHIELD® screen protection, keyboards for tablet computers and mobile devices, keyboard cases, earbuds, mobile power solutions, cables, cases, Bluetooth speakers, and mobile device cleaning accessories for mobile devices under the family of ZAGG and invisibleSHIELD brands. In addition, the Company designs, produces, and distributes earbuds, headphones, Bluetooth speakers, Near-Field Audio amplifying speakers, cases, and cables for mobile devices under the family of iFrogz brands in the fashion and youth oriented lifestyle sector.

We maintain our headquarters at 3855 South 500 West, Suites B, C, D, I, J, K, L, M, N, O, P, Q, R and S, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699.  Our website addresses are www.zagg.com and www.ifrogz.com.  Information contained on, or accessible through, our websites is not a part of, and is not incorporated by reference into this report.

Family of ZAGG Branded Products

ZAGG Screen Protection Products

The invisibleSHIELD has historically been made from a protective film covering that was developed originally to protect the leading edges of rotary blades of military helicopters. We determined that a variation of this film product could be configured to fit onto the surface of electronic devices and marketed to consumers for use in protecting such devices from every day wear and tear, including scratches, scrapes, dings, and other surface blemishes. The film also permits touch sensitivity, meaning its application to a device does not inhibit the device’s touch screen sensitivity. The invisibleSHIELD film material is highly reliable and durable because it was originally developed for use in a high friction, high velocity environment within the military aerospace industry. The film provides long lasting protection for the surface of electronic devices subject to normal wear and tear. The film has a polyurethane base with properties that have enabled us to develop a very thin, pliable, flexible, and durable clear plastic that adheres to the surface and shape of the object to which it is applied.

The invisibleSHIELD is designed specifically for each unique smartphone, tablet computer, MP3 player, laptop, digital camera, watch face, GPS system, gaming device, and other mobile device. The product is “cut” to fit specific devices and for the original invisibleSHIELD formulation, is packaged together with a moisture activating solution that makes the invisibleSHIELD adhere to the surface of the device, literally “like a second skin,” and virtually invisible to the eye. The patented invisibleSHIELD was the first scratch protection solution of its kind on the market. The invisibleSHIELD is not ornamental, but rather provides semi-permanent barrier to preserve the brand new look of the surface of the electronic device to which it is applied.

In addition to our traditional invisibleSHIELD film products, we launched invisibleSHIELD Glass during the first quarter of 2014, which is designed to provide premium screen protection and clarity, along with a superior feel and touch sensitivity. Throughout our history, ZAGG has worked to innovate our line of screen protection products. In the table below, we present our key screen protection product offerings.

Launch Year	Product	Key Product Specifications
2007	invisibleSHIELD Original	Designed of offer screen protection with a moisture activating solution for application
2010	invisibleSHIELD DRY	Designed to offer increased clarity, though no moisture activating solution is needed for application
2011	invisibleSHIELD Smudge-Proof	Designed to eliminate smudges, fingerprints, and glare from the device
2012	invisibleSHIELD HD	Designed to provide increased clarity and finish over previous film offerings
2012	invisibleSHIELD EXTREME	Designed to provide advanced shock absorption and superior break protection
2014	invisibleSHIELD Glass	Designed to offer screen protection along with maximum clarity

Currently, ZAGG offers over 6,000 precision, pre-cut screen protection designs with a lifetime replacement warranty through online channels, big-box retailers, electronics specialty stores, resellers, college bookstores, independent Mac stores, and mall kiosks. We plan to continue to innovate our array of screen protection products in future periods.

ZAGG Keyboard Products (ZAGGkeys)

The various keyboard products offered by ZAGG under the ZAGGkeys Bluetooth® keyboard product line are designed to offer the user the opportunity to enhance the user’s mobile device by providing an innovative typing experience. Since entering this category in 2010, ZAGG has continually innovated its product line of ZAGGkeys products, while also providing keyboard solutions for new devices released by Apple, Samsung, and other key mobile device manufacturers at or near the time of the device’s launch. In addition to device specific keyboards and folio keyboard cases, ZAGG has produced a universal line of full size Bluetooth keyboards compatible with virtually any mobile operating system.

ZAGG expects to continue to innovate the ZAGGkeys Bluetooth keyboard product lines with each new generation as end users’ requirements evolve in this rapidly changing market segment.

ZAGG Power Products (ZAGGsparq)

The ZAGGsparq lineup consists of a dual mobile power solution and wall charger designed to power all USB-charged mobile devices. The ZAGGsparq enables users to reliably charge portable electronic devices while on the go or at home.

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

ZAGGaudio

ZAGGaudio electronics accessories and products were first released in late 2008, and continue to focus on innovation and superior value. The key ZAGGaudio products include the award-winning ZAGGsmartbuds and Origin, an innovative 2-in-1 desktop and portable Bluetooth® speaker system, the first of its kind on the market.

ZAGG Gaming

The ZAGG Game Controller is intended to provide gamers with an enhanced console-style gaming experience that attaches directly to the gamer’s Apple iPhone 5s or 5c, or iPod touch 5th generation. The ZAGG Game Controller is designed to control the action via the device’s Bluetooth® connection, providing the lightning-fast response needed for today’s mobile gaming. The dual slide-out analog controls of the gaming handset feature tactile, responsive keys, for a tight and accurate gaming experience. The ZAGG Game Controller is also expected to feature an integrated lithium polymer battery offering 10-12 hours of continuous play without the need for a charge. The ZAGG Game Controller utilizes technology that is specifically optimized for games developed by industry leaders such as Epic Games and Epic's ChAIR Entertainment for the ultimate gaming experience. It is expected the ZAGG Game Controller will be available in the second half of 2014.

Family of iFrogz Branded Products

iFrogz Audio

In 2007, iFrogz released its first line of audio products under the Earpollution brand. The eclectic selection of Earpollution™ earbuds and headphones specifically targets a younger audience, but still appeals to a wide demographic of consumers. Since the initial launch of the Earpollution™ audio products, iFrogz has continued to innovate and expanded its headphone and earbud product lines to include a large number of product offerings for all ages under both the Earpollution and iFrogz brands.

Starting in 2013, the iFrogz Audio line began including portable Bluetooth speakers that combine the youth and fashion oriented look and feel with a crisp, clear sound.

iFrogz Cases

iFrogz cases began manufacturing cases in 2006, initially only for Apple iPods. The cases were well received by the market due to their unique combination of fashion and quality. Initially, all sales were online, however, in early 2007, iFrogz began distributing its case products through large retailers and began more firmly establishing itself as a youth and fashion-oriented brand. Since 2007, the iFrogz case offerings have expanded to include a wide array of sleek and stylish cases for new generations of Apple iPod, iPhone, iPad, and Samsung Galaxy smartphones and tablets.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant items subject to such estimates include the allowance for doubtful accounts, inventory reserve, sales returns liability, the useful life of property and equipment, the useful life of intangible assets, stock-based compensation, and income taxes.

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

Reserve for sales returns and warranty liability

For product sales, the Company records revenue, net of estimated returns and discounts, when delivery has occurred, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Our return policy allows end users and retailers rights to return purchased products.  In addition, the Company generally provides the ultimate consumer a warranty with each product.  Due to the nature of the invisibleSHIELD product line, end user returns for the invisibleSHIELD are generally not salvageable and are not included in inventory. We estimate a reserve for sales returns and warranty and record the estimated reserve amount as a reduction of sales, and as a sales return reserve liability. When product is returned and is expected to be resold, as is the case with returns of packaged invisibleSHIELDs, keyboards, audio products, cases, and power products, the reserve is recorded as a reduction of revenues and cost of sales, and as a sales return reserve liability. The sales returns and warranty reserve requires management to make estimates regarding return rates for sales and warranty returns.  Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales return and warranty reserve.

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

Income taxes

The Company recognizes deferred income tax assets or liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial statement and income tax basis of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized. Deferred income tax assets are reviewed for recoverability and valuation allowances are provided when it is more likely than not that a deferred tax asset will not be realizable in the future. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Long-lived Assets

We have significant long-lived tangible and intangible assets consisting of property and equipment, and definite-lived intangibles. We review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Our intangible assets are largely attributable to our acquisition of iFrogz in 2011.

We assess property and equipment, and definite-lived intangibles for potential impairment based on similar impairment indicators. When indicators of impairment exist related to our long-lived tangible assets and definite-lived intangible assets, we use an estimate of the undiscounted net cash flows in measuring whether the carrying amount of the assets is recoverable. Measurement of the amount of impairment, if any, is based upon the difference between the asset’s carrying value and estimated fair value. Fair value is determined through various valuation techniques, including market and income approaches as considered necessary.

If forecasts and assumptions used to support the realizability of our long-lived assets change in the future, significant impairment charges could result that would adversely affect our results of operations and financial condition.

Stock-based compensation

The Company recognizes stock-based compensation expense in its consolidated financial statements for awards granted to employees and non-employees, which include restricted stock, stock options, and warrants.  Equity-classified awards are measured at the grant date fair value of the award. The fair value of restricted stock is measured on the grant date based on the quoted closing market price of the Company’s common stock. The fair value of the stock options and warrants is measured on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates. The Company recognizes compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award.  No compensation expense is ultimately recognized for awards for which employees do not render the requisite service and are forfeited. Excess tax benefits of awards that are recognized in equity related to stock option exercises are reflected as financing cash inflows.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (amounts in thousands, except per share data)

Net sales

Net sales for the quarter ended March 31, 2014, were $49,003 as compared to net sales of $51,471 for the quarter ended March 31, 2013, a decrease of $2,468 or 5%.

For the quarter ended March 31, 2014, sales of our screen protection product line accounted for approximately 34% of our revenues, compared to 44% for the three months ended March 31, 2013.  For the quarter ended March 31, 2014, sales of our keyboard product line accounted for approximately 38% of our revenues, compared to 32% for the three months ended March 31, 2013.

For the quarter ended March 31, 2014, approximately 88% of our overall net sales were through our indirect channel, 6% was through our website, and 6% was through our mall cart and kiosk programs. For the quarter ended March 31, 2013, approximately 83% of our overall net sales were through our indirect channel, 12% was through our website, and 5% was through our mall cart and kiosk programs. Sales from our ZAGG International subsidiary in Ireland accounted for 11% of our sales during the quarter ended March 31, 2014, although we expect sales from ZAGG International to be less than 10% for 2014, as in 2013.

The decrease in revenue comparing the three months ended March 31, 2014 to 2013 was primarily related to continued market competition in our major product lines and a decline in our online sales across all product lines.

Gross profit

Cost of sales includes raw materials, finished goods purchased from manufacturers, packing materials, and shipping and fulfillment costs. Gross profit for the quarter ended March 31, 2014, was $17,778 or approximately 36% of net sales, as compared to $18,999 or approximately 37% of net sales for the quarter ended March 31, 2013. The decrease in gross profit percentage is due to the continued product sales mix shift, as a higher percentage of our total sales were generated by lower margin products such as our keyboard and audio lines compared to the prior year where a higher percentage of sales were generated by our screen protection products, our highest margin product line.

There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended March 31, 2014, were $15,838, a decrease of $1,154 from total operating expenses for the quarter ended March 31, 2013, of $16,992. The $1,154 decrease was primarily attributable to decreases in stock-based compensation, and advertising and marketing expenses.

Income from operations

We reported income from operations of $1,940 for the quarter ended March 31, 2014 compared to income from operations of $2,007 for the quarter ended March 31, 2013, a decrease of $67. The decrease in income is primarily attributable to lower sales and margin compression as described above.

Other income (expense)

For the quarter ended March 31, 2014, total other income was $46 compared to other expense of ($854) for the quarter ended March 31, 2013.  The change is primarily attributable to (1) the fact that no loss on equity-method investment was recorded during 2014 as the investment was changed from an equity-method to cost-method investment at December 31, 2013, and (2) a significant reduction in interest expense due to an overall reduction in outstanding debt.

Income taxes

We recognized income tax expense of $998 for the quarter ended March 31, 2014, compared to income tax expense of $277 for the quarter ended March 31, 2013. Our effective tax rate was 50.3% and 24.0% for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, and the impact of our global tax strategy. During the first quarter of 2013, the reduced tax rate was largely due to a discrete item related to tax law passed during the quarter that allowed a research and development credit for activities incurred during 2012. However, no comparative tax credit was available during the first quarter of 2014. In addition, during the first quarter of 2014, the increased tax rate was due to losses incurred in low tax rate jurisdictions that do not benefit the overall corporate tax rate.

Net income

As a result of these factors, we reported net income of $988 or $0.03 per share on a fully diluted basis for the quarter ended March 31, 2014 compared to net income of $876 or $0.03 per share on a fully diluted basis for the quarter ended March 31, 2013.

Liquidity and Capital Resources (in thousands)

At March 31, 2014, our principle sources of liquidity were cash generated by operations, cash on-hand, and an open Line of Credit with Wells Fargo. Our principle uses of cash have been to fund working capital requirements, make payments on outstanding debt, and purchase shares of ZAGG Inc common stock.

Cash and cash equivalents on-hand decreased to $6,511 on March 31, 2014, from $15,031 on December 31, 2013, a decrease of $8,520. The decrease in cash is largely the result of positive cash from operations during the first quarter of 2014, offset by $17,543 in net payments on the Line of Credit and $2,488 in cash used to purchase treasury stock during the first quarter of 2014. Earnings from foreign operations are considered permanently re-invested and of the $6,511 cash balance on March 31, 2014, cash from foreign entities totaled $2,901, which constituted 45% of the total cash and cash equivalents balance.

At March 31, 2014, we had working capital of $67,435 compared to $83,385 as of December 31, 2013. The decrease is primarily attributable to the $17,543 in net payments on the Line of Credit and $2,488 in cash used to purchase treasury stock during the first quarter of 2014.

Based on the current level of operations, we believe that cash generated from operations, cash on hand, and available borrowings under existing credit arrangements will be adequate to fund expected capital expenditures and working capital needs for the next 12 months.

Debt and Letters of Credit

On December 20, 2013, the Company and Wells Fargo, entered into the First Amendment to Credit Agreement (“Amendment”), which modifies the original Credit Agreement (the “Credit Agreement”) entered into between the Company and Wells Fargo on December 7, 2012.

The Amendment retains the $60,000 revolving line of credit facility (“Line of Credit”) and extends the maturity date from December 1, 2014 to December 1, 2015. At the time of the Amendment, the $18,000 outstanding on the original $24,000 term loan was paid in full utilizing proceeds from the Line of Credit. In addition, the Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $5,000. During the three months ending March 31, 2014 and 2013, the Company did not issued any standby commercial letters of credit.

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

The outstanding principal balance under the Line of Credit bears interest at a fluctuating rate per annum equal to be the sum of the (1) LIBOR margin established under the Credit Agreement (with the initial LIBOR margin being set at 1.25%) and (2) Daily Three Month LIBOR (as defined in the Credit Agreement) in effect from time to time.  Each change in the rate of interest will become effective on each business day on which a change in Daily Three Month LIBOR is announced by Wells Fargo.

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

In addition, under the Amendment the Company agreed to pay Wells Fargo a quarterly fee based on the average unused amount of the Line of Credit depending on the Company’s ratio of Total Liabilities to Tangible Net Worth (as these terms are defined in the Credit Agreement) based on the following table:

Leverage Ratio	Applicable Unused Commitment Fee (per annum)

1.00 or greater	0.35%
.65 or greater, but less than 1.0 0	0.25%
Less than .65	0.15%

For the three months ended March 31, 2014 and 2013, $22 and $15, respectively, in unused line fees had been incurred and was included as a component of interest expense in the consolidated statement of operations.

At March 31, 2014 and 2013, the weighted average interest rate on all outstanding borrowings under the Line of Credit was 1.00% and 1.63%, respectively. At March 31, 2014 and 2013, the effective interest rate was 1.11% and 2.31%, respectively.

The Company originally incurred and capitalized $238 of direct costs related to the establishment of the Credit Agreement. For the three months ended March 31, 2014 and 2013, the Company amortized $16 and $30, respectively of these loan costs, which is included as a component of interest expense in the consolidated statement of operations.

The Company amortizes deferred loan costs under the straight line method. The carrying value of deferred loan costs at March 31, 2014 and 2013, was $110 and $200, respectively, and is included as a component of noncurrent other assets in the consolidated balance sheet.

The Company is also subject to a number of financial and non-financial debt covenants under the Credit Agreement. At March 31, 2014, the Company was in compliance with all covenants associated with the Credit Agreement.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of March 31, 2014:

	Payments on Debt	Interest on Debt	Operating Leases	Total contractual obligations
Remaining 2014	$—	$—	$797	$797
2015	—	—	778	778
2016	—	—	696	696
2017	—	—	302	302
2018 and thereafter	—	—	—	—
Total	$—	$—	$2,573	$2,573

(1)	Unrecognized uncertain tax benefits of $443 are not included in the table above as we are not sure when the amount will be paid.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of business.  These risks result primarily from changes in foreign currency exchange rates and interest rates.  In addition, international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures and other regulations and restrictions.

To date we have not utilized derivative financial instruments or derivative commodity instruments.  We do not expect to employ these or other strategies to hedge market risk in the foreseeable future.  Cash is invested in money market funds, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial, although there can be no guarantee that these market risks will be immaterial to us.

Item 4.              Controls and Procedures

Our management, with the participation of the principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934 as of the end of the period covered by this Report.  Based on this evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and were designed to provide reasonable assurance that information required to be included in the reports filed or submitted under the Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting

During the most recent fiscal quarter, there has not occurred any change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. The process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

Certain of the legal proceedings in which we are involved are discussed in Note 14, "Commitments and Contingencies," to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), which could materially affect our business, financial condition or future results. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2013 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds(dollars and shares in thousands)

During the first quarter of 2014, the Company’s board of directors authorized the repurchase of up to $10,000 of the Company’s outstanding common stock during 2014. The Company’s board of directors also authorized the Company to enter into a Rule 10b5-1 plan when appropriate.

During March 2014, the Company entered into a Rule 10b5-1 plan under which 556 shares of ZAGG Inc common stock were purchased for total cash consideration of $2,488 as detailed in the table below.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2014	-	-	-	-
February 1 – February 28, 2014	-	-	-	-
March 1 – March 31, 2014	556	$4.45	556	1,595
Total	556	$4.45	556	1,595

(1)
The maximum number of shares that may yet be purchased under the repurchase plan has been determined based on the $7,512 remaining amount that is authorized for the purchase of ZAGG Inc common stock under the repurchase plan and the closing stock price on April 22, 2014 of $4.71. The actual number of shares that may be repurchased is dependent on the price of ZAGG Inc common stock.

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

ZAGG INC

Date: May 8, 2014	By:	/s/ RANDALL L. HALES
Randall L. Hales,
Chief Executive Officer, President, & Director
(Principal executive officer)

Date: May 8, 2014	By:	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer
(Principal financial officer)