Form 10-Q
period 2014-06-30
ZAGG Inc
filed 2014-08-06
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211
ZAGG INC
(Exact name of registrant as specified in its charter)

                   Nevada                                                                                                20-2559624
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
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,308,023 common shares as of August 1, 2014.

ZAGG INC AND SUBSIDIARIES
FORM 10-Q

PART I - FINANCIAL INFORMATION

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$12,226	$15,031
Accounts receivable, net of allowances of $2,570 in 2014 and $2,540 in 2013	42,043	46,591
Inventories	39,367	44,539
Prepaid expenses and other current assets	1,322	2,403
Deferred income tax assets	8,009	7,917

Total current assets	102,967	116,481

Property and equipment, net of accumulated depreciation at $6,928 in 2014 and $5,778 in 2013	5,341	5,004

Intangible assets, net of accumulated amortization at $28,332 in 2014 and $23,431 in 2013	36,318	41,219

Deferred income tax assets	11,981	11,377

Note receivable	801	801

Other assets	549	588

Total assets	$157,957	$175,470

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$21,066	$15,207
Income taxes payable	688	6,359
Accrued liabilities	2,382	2,608
Accrued wages and wage related expenses	1,401	891
Deferred revenue	57	159
Sales returns liability	7,089	7,872

Total current liabilities	32,683	33,096

Revolving line of credit	-	17,543

Total liabilities	32,683	50,639

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized;
32,608 and 32,331 shares issued in 2014 and 2013, respectively	33	32
Additional paid-in capital	84,078	82,807
Accumulated other comprehensive income (loss)	(28)	93
Note receivable collateralized by stock	(348)	(348)
Treasury stock, 2,312 and 1,756 common shares in 2014 and 2013 respectively, at cost	(12,485)	(9,997)
Retained earnings	54,024	52,244

Total stockholders' equity	125,274	124,831

Total liabilities and stockholders' equity	$157,957	$175,470

See accompanying notes to condensed consolidated financial statements.

 ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net sales	$50,154	$51,198	$99,157	$102,669
Cost of sales	33,367	29,663	64,592	62,135

Gross profit	16,787	21,535	34,565	40,534

Operating expenses:
Advertising and marketing	1,378	1,914	3,386	4,253
Selling, general and administrative	11,402	11,831	22,805	24,110
Amortization of definite-lived intangibles	2,427	2,374	4,855	4,748

Total operating expenses	15,207	16,119	31,046	33,111

Income from operations	1,580	5,416	3,519	7,423

Other income (expense):
Interest expense	(40)	(144)	(83)	(371)
Loss from equity method investment in HzO	-	(617)	-	(1,224)
Other income and (expense)	24	(27)	113	(47)

Total other income (expense)	(16)	(788)	30	(1,642)

Income before provision for income taxes	1,564	4,628	3,549	5,781

Income tax provision	(771)	(1,854)	(1,769)	(2,130)

Net income	$793	$2,774	$1,780	$3,651

Earnings per share:

Basic earnings per share	$0.03	$0.09	$0.06	$0.12

Diluted earnings per share	$0.03	$0.09	$0.06	$0.12

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net income	$793	$2,774	$1,780	$3,651

Other comprehenseive income (loss), net of tax:
Foreign currency translation loss	(12)	(66)	(121)	(280)

Total other comprehensive loss	(12)	(66)	(121)	(280)

Comprehensive income	$781	$2,708	$1,659	$3,371

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

				Accumulated
			Additional	Other	Note Receivable			Total
	Common Stock		Paid-in	Comprehensive	Collateralized	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	By Stock	Stock	Earnings	Equity
Balances, December 31, 2013	32,331	$32	$82,807	$93	$(348)	$(9,997)	$52,244	$124,831

Net income	-	-	-	-	-	-	1,780	1,780
Other comprehensive loss	-	-	-	(121)	-	-	-	(121)

Purchase of treasury stock	-	-	-	-	-	(2,488)	-	(2,488)

Option exercises	116	1	182	-	-	-	-	183
Restricted stock release	161	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,171	-	-	-	-	1,171
Tax shortfall related to share-based payments	-	-	(82)	-	-	-	-	(82)

Balances, June 30, 2014	32,608	$33	$84,078	$(28)	$(348)	$(12,485)	$54,024	$125,274

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net income	$1,780	$3,651
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	1,171	2,368
Excess tax benefits related to share-based payments	(4)	(48)
Depreciation and amortization	6,052	6,218
Loss from equity method investment in HzO	-	1,224
Deferred income taxes	(695)	(598)
Amortization of deferred loan costs	33	60
Impairment of investment	-	591
Changes in operating assets and liabilities
Accounts receivable	4,530	23,241
Inventories	5,141	(6,906)
Prepaid expenses and other current assets	1,028	4,236
Other assets	55	-
Accounts payable	5,864	(6,717)
Income taxes payable	(5,754)	(1,159)
Accrued liabilities	(218)	(1,478)
Accrued wages and wage related expenses	511	(1,584)
Deferred revenues	(101)	(536)
Sales return liability	(782)	(2,830)

Net cash provided by operating activities	18,611	19,733

Cash flows from investing activities
Purchase of property and equipment, including website development	(1,489)	(869)

Net cash used in investing activities	(1,489)	(869)

Cash flows from financing activities
Proceeds from revolving credit facilities	10,438	35,860
Payments on revolving credit facilities	(27,981)	(53,385)
Payments on term loan	-	(2,000)
Purchase of treasury stock	(2,488)	(5,999)
Proceeds from exercise of warrants and options	182	186
Excess tax benefits related to share-based payments	4	48

Net cash used in financing activities	(19,845)	(25,290)

Effect of foreign currency exchange rates on cash and cash equivalents	(82)	(194)

Net (decrease) in cash and cash equivalents	(2,805)	(6,620)

Cash and cash equivalents at beginning of the period	15,031	20,177

Cash and cash equivalents at end of the period	$12,226	$13,557

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$69	$241
Cash paid during the period for taxes	$8,179	$3,759

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars and shares in thousands)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Six Months Ended June 30, 2014:

None

For the Six Months Ended June 30, 2013:

Reclassification of $138 from note receivable collateralized by stock to note receivable.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(1)	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ZAGG Inc and subsidiaries (collectively, the “Company” or “ZAGG”) designs, produces, and distributes professional and premium creative product solutions such as InvisibleShield® screen protection, keyboards for tablet computers and mobile devices, keyboard cases, earbuds, mobile power solutions, cables, cases, Bluetooth® speakers, and cleaning accessories for mobile devices under the family of ZAGG and InvisibleShield brands. In addition, the Company designs, produces, and distributes cases, Bluetooth speakers, Near-Field Audio™ amplifying speakers, earbuds, traditional headphones, and gaming headphones for mobile devices under the family of iFrogz brands in the value-priced lifestyle sector.

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

New Accounting Policy – Website Development Costs

During the second quarter of 2014, the Company commenced a website development project utilizing both internal and external developers to improve www.zagg.com and www.ifrogz.com. The development project will provide additional functionality to the website and will transition the websites to an improved software platform. During the three and six months ended June 30, 2014, the Company capitalized website development costs for internal and external developers totaling $289. These costs are included within property and equipment on the consolidated balance sheet. Depreciation of website development costs begins when the internal use software is ready for its intended use and placed in service; as the project is still in the development stage, no depreciation has been recorded.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled to in exchange for those goods or services. The standard also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(2)	INVENTORIES

At June 30, 2014, and December 31, 2013, inventories consisted of the following:

	June 30, 2014	December 31, 2013

Finished goods	$38,571	$40,992
Raw materials	796	3,547
Total inventory	$39,367	$44,539

In addition, included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at June 30, 2014 and December 31, 2013 of $384 and $735, respectively.

(3)	INVESTMENT IN HzO

HzO, Inc. (“HzO”) is a private company engaged in the development of water-blocking technologies for consumer and industrial electronics applications. Prior to the fourth quarter of 2013, the Company accounted for its investment in HzO under the equity method of accounting. However, due to an equity raise by HzO during the fourth quarter of 2013 that reduced ZAGG’s ownership percentage below 20%, the Company began accounting for the investment as a cost method investment. During the second quarter of 2014, HzO raised an additional $20,000 in equity capital. ZAGG did not participate in the capital raise, the result of which reduced ZAGG’s ownership interest in HzO from 15.3% to 11.4% at June 30, 2014.

The carrying value of the investment at December 31, 2013 was $0 due to the accumulated losses. The balance at June 30, 2014 remains at $0.

For the three and six months ended June 30, 2014, the Company recorded a loss from investment in HzO of $0 as the investment was reduced to $0 during the fourth quarter of 2013 and was accounted for as a cost method investment in 2014. For the three and six months ended June 30, 2013, the Company recorded a loss from investment in HzO of $617 and $1,224, respectively, under the equity method. The loss from investment in HzO was recorded as a component of other expense in the consolidated statement of operations in each respective period.

(4)	INTANGIBLE ASSETS

Definite-lived intangibles as of June 30, 2014, and December 31, 2013, were as follows:

	As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Write-off of Fully Amortized Intangible	Transfers from Indefinite-life Classification	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(20,688)	$—	$—	$20,812	8.0 years
Non-compete agreements	4,100	(2,559)	—	—	1,541	4.8 years
Other Trademarks	3,500	(1,967)	—	—	1,533	9.7 years
iFrogz Trademark	7,038	(576)	—	—	6,462	10.0 years
EarPollution Trademark	2,383	(790)	—	—	1,593	8.0 years
Other	600	(520)	—	—	80	5.0 years
Acquired technology	709	(212)	—	—	497	7.0 years
Internet address	124	(72)	—	—	52	10.0 years
Patents	4,696	(948)	—	—	3,748	12.5-14.0 years
Total amortizable assets	$64,650	$(28,332)	$—	$—	$36,318	8.4 years

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

Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization. The remaining definite-lived intangible assets are amortized using the straight line method over their estimated useful life. For the three and six months ended June 30, 2014, amortization expense was $2,453 and $4,900, respectively. Amortization expense was primarily recorded as a component of operating expense. However, amortization expense related to acquired technology for the three and six months ended June 30, 2014, of $26 and $45, respectively, was recorded as a component of cost of sales.

For the three and six months ended June 30, 2013, amortization expense was $2,394 and $4,782, respectively. Amortization expense related to acquired technology for the three and six months ended June 30, 2013, of $20 and $34, respectively, was recorded as a component of cost of sales.

Estimated future amortization expense is as follows:

Remaining 2014	$4,911
2015	8,560
2016	7,125
2017	5,649
2018 and thereafter	10,073
Total	$36,318

(5)	DEBT AND LETTERS OF CREDIT

On December 20, 2013, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into a First Amendment to Credit Agreement (“Amendment”), which modifies a Credit Agreement (the “Credit Agreement”) entered into between the Company and Wells Fargo on December 7, 2012.

The Amendment retains the $60,000 revolving line of credit facility (“Line of Credit”) and extends the maturity date from December 1, 2014 to December 1, 2015. At the time of the Amendment, the $18,000 outstanding on the original $24,000 term loan was paid in full utilizing proceeds from the Line of Credit. In addition, the Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $5,000. During the three and six months ending June 30, 2014 and 2013, the Company did not issue any standby commercial letters of credit.

As consideration for entering into the Amendment, the Company paid Wells Fargo an amendment fee of $30 as well as reasonable legal and collateral examination fees.

Borrowings and repayments under the Line of Credit may occur from time to time in the Company’s ordinary course of business through December 1, 2015.  Any outstanding borrowings under the Line of Credit mature and are due on December 1, 2015.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

The outstanding principal balance under the Line of Credit bears interest at a fluctuating rate per annum equal to the sum of the (1) LIBOR margin established under the Credit Agreement (with the initial LIBOR margin being set at 1.25%) and (2) Daily Three Month LIBOR (as defined in the Credit Agreement) in effect from time to time.  Each change in the rate of interest will become effective on each business day on which a change in Daily Three Month LIBOR is announced by Wells Fargo.

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

Under the Line of Credit, each adjustment is effective on the first business day of the Company’s fiscal quarter following the quarter during which Wells Fargo receives and reviews the Company’s most current fiscal quarter-end financial statements in accordance with the requirements established in the Credit Agreement.

In addition, under the Amendment the Company pays Wells Fargo a quarterly fee based on the average unused amount of the Line of Credit depending on the Company’s ratio of Total Liabilities to Tangible Net Worth (as these terms are defined in the Credit Agreement) based on the following table:

Leverage Ratio	Applicable Unused Commitment Fee (per annum)

1.00 or greater	0.35%
.65 or greater, but less than 1.00	0.25%
Less than .65	0.15%

For the three and six months ended June 30, 2014, $22 and $45, respectively, in unused line fees had been incurred and was included as a component of interest expense in the consolidated statement of operations. For the three and six months ended June 30, 2013, $21 and $35, respectively, in unused line fees had been incurred and was included as a component of interest expense in the consolidated statement of operations.

At June 30, 2014 and 2013, the weighted average interest rate on all outstanding borrowings under the Line of Credit was 1.00% and 1.63%, respectively. At June 30, 2014 and 2013, the effective interest rate was 1.11% and 2.31%, respectively.

The Company originally incurred and capitalized $238 of direct costs related to the establishment of the Credit Agreement. For the three and six months ended June 30, 2014, the Company amortized $16 and $32, respectively of these loan costs, which is included as a component of interest expense in the consolidated statement of operations. For the three and six months ended June 30, 2013, the Company amortized $30 and $60, respectively of these loan costs, which is included as a component of interest expense in the consolidated statement of operations.

The Company amortizes deferred loan costs under the straight-line method. The carrying value of deferred loan costs at June 30, 2014 and December 31, 2013, was $93 and $126, respectively, and is included as a component of noncurrent other assets in the consolidated balance sheet.

The Company is also subject to a number of financial and non-financial debt covenants under the Credit Agreement. At June 30, 2014, the Company was in compliance with all covenants associated with the Credit Agreement.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

Payment in full under the Credit Agreement is due on December 1, 2015. However, at June 30, 2014, the balance on the line of credit was zero.

(6)	STOCK-BASED COMPENSATION

Common Stock Options

For the three and six months ended June 30, 2014 and 2013, the Company granted no stock option awards.

The Company recorded share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three and six months ended June 30, 2014, the Company recorded equity-based compensation expense related to stock options of $28. During the three and six months ended June 30, 2013, the Company recorded equity-based compensation expense related to stock options of $66 and $162, respectively.

Restricted Stock

During the three and six months ended June 30, 2014, the Company granted 191 and 470 shares of restricted stock, respectively. During the three and six months ended June 30, 2013, the Company granted 7 and 265 shares of restricted stock, respectively. The shares of restricted stock granted during the three and six months ended June 30, 2014, were estimated to have a weighted-average fair value per share of $4.63 and $4.60, respectively. The shares of restricted stock granted during the three and six months ended June 30, 2013, were estimated to have a weighted-average fair value per share of $5.28 and $7.24, respectively. The fair value of the restricted stock granted is based on the closing share price of the Company’s common stock on the date of grant. The shares of restricted stock vest annually on a straight-line basis over a 12-month to three-year vesting term, depending on the terms of the individual grant.

As part of the grants discussed above, during the second quarter of 2014, the Company granted 108 restricted stock units to certain executives of the Company. These restricted stock units only vest upon the Company’s achievement of certain thresholds of net sales, Adjusted EBITDA, and earnings per share for fiscal year 2014. If the Company achieves the target amount of net sales, Adjusted EBTIDA, and earnings per share, all 108 restricted stock units will vest under the terms of the grant. If the Company achieves less than 100% of the target, but above 85%, the number of restricted stock units vested will decrease proportionately. However, if the Company’s performance is below 85% of the target, all restricted stock units will be forfeited. If the Company achieves more than 100% of the target, but below 115%, the number of restricted stock units vested will increase proportionately, though will not exceed 115% of the target. As of June 30, 2014, the Company believes it is probable that it will achieve 100% of the target.

The Company recorded share-based compensation expense only for those shares of restricted stock that are expected to vest. The estimated fair value of the restricted stock is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three and six months ended June 30, 2014, the Company recorded equity-based compensation expense related to restricted stock of $650 and $1,143, respectively, which is included as a component of selling, general, and administrative expense. During the three and six months ended June 30, 2013, the Company recorded equity-based compensation expense related to restricted stock of $1,264 and $2,206, respectively, which is included as a component of selling, general, and administrative expense.

(7)	INCOME TAXES

During the three and six months ended June 30, 2014, the Company’s effective tax rate was 49% and 50%, respectively. During the three and six months ended June 30, 2013, the Company’s effective tax rate was 40% and 37%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, and the Company’s global tax strategy. During the first six months of 2013, the reduced tax rate was largely due to a tax law passed during the quarter that allowed a research and development credit for activities incurred during 2012. However, no comparative tax credit was available during the first six months of 2014. In addition, during the first six months of 2014, the increased tax rate was also due to losses incurred in low tax rate jurisdictions that do not benefit the overall corporate tax rate. All earnings at foreign locations are considered to be permanently re-invested for tax purposes.

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

(8)	EARNINGS PER SHARE

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three months ended
	June 30, 2014	June 30, 2013
Net income	$793	$2,774

Weighted average shares outstanding	30,281	30,739
Dilutive effect of warrants, restricted stock and stock options	294	479
Diluted shares	30,575	31,218
Earnings per share:
Basic	$0.03	$0.09
Dilutive	$0.03	$0.09

	Six months ended
	June 30, 2014	June 30, 2013
Net income	$1,780	$3,651

Weighted average shares outstanding	30,414	30,895
Dilutive effect of warrants, restricted stock and stock options	305	576
Diluted shares	30,719	31,471
Earnings per share:
Basic	$0.06	$0.12
Dilutive	$0.06	$0.12

For the three months ended June 30, 2014 and 2013, warrants, restricted stock, and stock options to purchase 512 and 459 shares of common stock were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive. Also excluded from the calculation of diluted earnings per share for the three months ended June 30, 2014, were 108 restricted stock units granted whose vesting is based on a performance condition (see further discussion in Note 6).

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

For the six months ended June 30, 2014 and 2013, warrants, restricted stock, and stock options to purchase 514 and 459 shares of common stock, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive. Also excluded from the calculation of diluted earnings per share for the six months ended June 30, 2014, were 108 restricted stock units granted whose vesting is based on a performance condition (see further discussion in Note 6).

(9)	TREASURY STOCK

In each of fiscal year 2014 and 2013, the Company’s board of directors authorized the repurchase of up to $10,000 of the Company’s outstanding common stock. The Company’s board of directors also authorized the Company to enter into a Rule 10b5-1 plan when appropriate.

For the three and six months ended June 30, 2014 the Company purchased zero and 556 shares, respectively, of ZAGG Inc common stock. Cash consideration paid for the purchase of ZAGG Inc common stock for the three and six months ended June 30, 2014 was $0 and $2,488, respectively. Cash consideration for the three and six months ended June 30, 2014 included commissions paid to brokers of $0 and $16, respectively. Stock purchased in the three and six months ended June 30, 2014 had a weighted average price per share of $0 and $4.45, respectively. The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.

For the three and six months ended June 30, 2013 the Company purchased zero and 797 shares, respectively, of ZAGG Inc common stock. Cash consideration paid for the purchase of ZAGG Inc common stock for the three and six months ended June 30, 2013 was $0 and $5,999, respectively. Cash consideration for the three and six months ended June 30, 2013 included commissions paid to brokers of $0 and $24, respectively. Stock purchased in the three and six months ended June 30, 2013 had a weighted average price per share of $0 and $7.50, respectively. The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.

(10)	NOTE RECEIVABLE

In June 2008, Lorence Harmer became a member of the Company’s board of directors and in December 2009, was appointed as the chairman of the Audit Committee. Mr. Harmer introduced the Company to a consumer electronics product, which became known as the ZAGGbox. The ZAGGbox was intended to aggregate digital content such as music, pictures, videos, and movies into a single location so that users could share the content with most other networked media players, including mobile devices. After investigating the market opportunity for the ZAGGbox, the Company determined in June 2009 that it wished to obtain certain rights for the development and sale of the ZAGGbox in North America. The Company entered into negotiations with Teleportall, LLC (“Teleportall”), the owner of the technology used in the ZAGGbox, regarding production and distribution of the ZAGGbox. On June 17, 2009, the Company issued its initial purchase order for ZAGGbox units in the amount of $3,500 and advanced to Teleportall a total of $1,153 representing a $200 non-recurring engineering (NRE) fee and $953 in payment of 30% of the total purchase price for the units ordered by the Company. Mr. Harmer participated in the negotiations between the Company and Teleportall, and continued to represent the Company throughout 2009 and 2010 concerning the ZAGGbox. In May 2010, the Company entered into a Distribution and License Agreement with Teleportall, which memorialized Teleportall’s agreement to manufacture and deliver ZAGGboxes to the Company and appointed the Company as the exclusive distributor for the ZAGGbox in North America. Additionally, in May 2010, the Company entered into an agreement with Harmer Holdings, LLC (“Holdings”), an affiliate of Mr. Harmer, under which Holdings agreed to repurchase unsold ZAGGboxes under certain circumstances.

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

Subsequently, Mr. Harmer failed to make the required interest-only payment to the Company due on September 23, 2011. Mr. Harmer failed to cure the default and ZAGG commenced foreclosure on the collateral securing the loan, which consists of real property, interests in entities that own real property, and restricted and free-trading securities, which included 45 shares of ZAGG common stock. In addition to the collateral, Mr. Harmer had also agreed that he would not sell 80 shares of ZAGG common stock until two months after the Note was paid in full. Given the Note is full recourse, and the 80 shares are currently being held by the Third District Court in the State of Utah, the Company believes it can recover the 80 shares in partial payment of the Note balance.

Following Mr. Harmer’s default on the loan, management determined that it was probable that the Company would be unable to collect all amounts due from Mr. Harmer according to the terms of the Note. As the Note became collateral-dependent upon Mr. Harmer’s default, management engaged various third-party certified valuation specialists to assist management in its determination of the fair value of the collateral and whether it is sufficient to recover the Note balance. As of June 30, 2014, management determined that the estimated fair value of the underlying collateral was between $1,422 and $1,557. As management has not been able to ascertain whether Mr. Harmer owns 50% or 100% of Holdings, management used the low end of the above range ($1,422) and compared it to the carrying amount of the Note of $1,149. The remaining Note balance of $1,149 appears to be collectable given management’s best estimate of the cash recovery on the collateral securing the Note (fair value, less cost to sell) of $1,422. Additionally, the Company has classified $348 of the Note as an offset to equity, representing the collateral secured by ZAGG common stock, which management has taken steps to recover to repay the Note, as noted above. If a decrease in the amount of the Note classified as an offset to equity occurs as a result of a decrease in the stock price, the Company reclassifies the difference back to the Note to the extent that there is sufficient underlying collateral in excess of the book value. Ultimately, any recovery in excess of the carrying value of the Note will be recognized when realized.

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

At June 30, 2014, the total unpaid principle balance, including accrued interest, late fees and costs incurred in collection, totaled $4,458.

(11)	FAIR VALUE MEASURES

Fair Value of Financial Instruments

At June 30, 2014 and December 31, 2013, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a note receivable, and a line of credit with Wells Fargo. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these financial instruments. The carrying value of the line of credit balance approximates fair value because the variable interest rates reflect current market rates (though the balance at June 30, 2014 was $0).

In addition, as discussed in Note 10, management records an impairment on the note receivable if the fair value of the underlying collateral is less than the carrying amount. Management determined the fair value of assets that collateralize the note receivable, which includes real property, interests in entities that own real property, and 80 shares of the Company’s stock currently being held by the Third District Court in the State of Utah. Management determined that the fair value of the collateral exceeded the carrying value of the note receivable at June 30, 2014.

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

At June 30, 2014, and December 31, 2013, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown:

		Fair Value Measurements Using:
	June 30, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$254	$254	—	—

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

There were no assets held at June 30, 2014, measured at fair value on a non-recurring basis that resulted in a change in carrying value during the period.

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

(12)	CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2014.

At June 30, 2014, approximately 62% of the balance of accounts receivable was due from two customers, each with a balance greater than 10% of the total accounts receivable balance. No other customer account balances were more than 10% of the balance of accounts receivable. At December 31, 2013, approximately 44% of the balance of accounts receivable was due from one customer. No other customer account balances were more that 10% of accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

Concentration of sales

For the three months ended June 30, 2014, two customers individually accounted for over 10% of the quarterly revenues at 31% and 19%. No other customer account balances were more than 10% of sales. For the three months ended June 30, 2013, two customers individually accounted for over 10% of the quarterly revenues at 24% and 19%. No other customer account balances were more than 10% of sales. If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the three months ended June 30, 2014 and 2013, was approximately:

	Three months ended June 30, 2014	Three months ended June 30, 2013
United States	90%	90%
Europe	7%	5%
Other	3%	5%

For the six months ended June 30, 2014, two customers individually accounted for over 10% of the quarterly revenues at 25% and 19%. No other customer account balances were more than 10% of sales. For the six months ended June 30, 2013, two customers individually accounted for over 10% of the quarterly revenues at 23% and 17%. No other customer account balances were more than 10% of sales. If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the six months ended June 30, 2014 and 2013, was approximately:

	Six months ended June 30, 2014	Six months ended June 30, 2013
United States	86%	90%
Europe	9%	5%
Other	5%	5%

(13)	COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2017.  Future minimum rental payments required under the operating leases at June 30, 2014 are as follows:

Remaining 2014	$620
2015	815
2016	696
2017	302
2018 and thereafter	—
Total	$2,433

ZAGG INC AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars, units and shares in thousands, except per share data)
(Unaudited)

For the three months ended June 30, 2014 and 2013, rent expense was $407 and $425, respectively. Rent expense for the three months ended June 30, 2014 and 2013 was net of sublease income of $181 and $269, respectively.

For the six months ended June 30, 2014 and 2013, rent expense was $968 and $836, respectively. Rent expense for the six months ended June 30, 2014 and 2013 was net of sublease income of $348 and $500, respectively.

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

Patent Litigation

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products et al, U.S. District Court, District of Utah, 2:11-cv-00517.  On June 7, 2011, the Company filed a patent infringement lawsuit against NLU Products, LLC; Wrapsol, LLC; XO Skins, LLC; Fusion of Ideas, Inc.; Clear-Coat, LLC; Case-Ari, LLC; United SGP Corp.; Stealth Guards; Vituorsity Products, LLC; Skinomi LLC; Cellairis; Best Skins Ever; Headco, LLC; and Ghost Armor, LLC that seeks to enforce rights under United States Patent No. 7,957,524. The defendants have raised defenses and, in some cases, asserted counterclaims against the Company, that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief, including claims for damages, against the Company, apart from a request for an award of costs and attorneys’ fees to the prevailing party. NLU Products, LLC; Wrapsol, LLC; XO Skins, LLC; Fusion of Ideas, Inc.; Clear-Coat, LLC; Case-Ari, LLC; United SGP Corp.; Stealth Guards; and Vituorsity Products, LLC have settled with the Company. Litigation of this action was stayed pending a reexamination of United States Patent No. 7,957,524 by the United States Patent and Trademark Office (“USPTO”). The reexamination led to amendments to the claims of the patent, and the USPTO issued a Reexamination Certificate. In the opinion of management, the ultimate disposition of these patent infringement claims, including disposition of the counterclaims, will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ZAGG v. TrekStor, Regional Court, Dusseldorf, Germany. In September 2011, the Company brought suit in Dusseldorf, Germany against TrekStor for infringement of ZAGG design registrations for the ZAGGmate keyboard case and for unfair competition.  After the Company completed briefing of its claims against TrekStor and presented its case at oral argument, TrekStor filed a separate proceeding alleging that it is the owner of the ZAGGmate keyboard case design.  The Company’s action against TrekStor was then stayed pending the resolution of TrekStor’s case against the Company.  On July 23, 2013, TrekStor’s claims were dismissed and the Company was awarded its costs in that action. This dismissal was appealed and again decided in the Company’s favor in a final decision by the appeals Court of Berlin.  The oral hearing in the infringement matter was heard on July 1, 2014 during which the Court found in the Company’s favor and granted injunctive relief as well as damages and costs in an amount to be determined. In the opinion of management, the ultimate disposition of TrekStor’s appeal will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

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

Class Action Lawsuits

James H. Apple, et al. v. ZAGG Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00852; Ryan Draayer, et al. v. Zagg Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00859.  On September 6 and 10, 2012, two putative class action lawsuits were filed by purported Company shareholders against the Company, Randall Hales, Brandon O’Brien, and Cheryl Larabee, as well as Robert G. Pedersen II, the Company’s former Chairman and CEO, and Edward Ekstrom and Shuichiro Ueyama, former members of the Company’s Board of Directors.  These lawsuits were subsequently amended by a complaint filed on May 6, 2013.  The plaintiffs seek certification of a class of purchasers of the Company’s stock between October 15, 2010 and August 17, 2012.  The plaintiffs claim that as a result of Mr. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as the Company’s CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934 (the “Exchange Act”).  On March 7, 2013, the U.S. District Court for the District of Utah (the “Court”) consolidated the Apple and Draayer actions and assigned the caption In re: Zagg, Inc. Securities Litigation, and on May 6, 2013, plaintiffs filed a consolidated complaint. On July 5, 2013, the defendants moved to dismiss the consolidated complaint. On February 7, 2014, the Court entered an order granting the Company’s motion to dismiss the consolidated complaint. On February 25, 2014, plaintiffs filed a notice of appeal. On June 17, 2014, plaintiffs filed their opening appellate brief appealing the Courts decision with respect to some of their claims. The appeal is now pending in the Tenth Circuit.

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

The Company establishes reserves when a particular contingency is probable and estimable. The Company has not accrued for any loss at June 30, 2014 in the consolidated financial statements as the Company does not consider a loss to be probable nor estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

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

Our Business

ZAGG Inc (“we,” “us,” “our,” “ZAGG,” or the“Company”) is headquartered in Salt Lake City, Utah, and has an international office located in Shannon, Ireland. The Company designs, produces, and distributes professional and premium creative product solutions such as InvisibleShield® screen protection, keyboards for tablet computers and mobile devices, keyboard cases, earbuds, mobile power solutions, cables, cases, Bluetooth speakers, and cleaning accessories for mobile devices under the family of ZAGG and InvisibleShield brands. In addition, the Company designs, produces, and distributes earbuds, headphones, Bluetooth speakers, Near-Field Audio amplifying speakers, cases, and cables for mobile devices under the family of iFrogz brands in the fashion and youth oriented lifestyle sector.

We maintain our headquarters at 3855 South 500 West, Suites B, C, D, I, J, K, L, M, N, O, P, Q, R and S, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699.  Our website addresses are www.zagg.com and www.ifrogz.com.  Information contained on, or accessible through, our websites is not a part of, and is not incorporated by reference into this report.

Our Products

InvisibleShield - Protection

The InvisibleShield brand is focused on device protection. From protective screen film to cases, InvisibleShield offers customers a wide array of protection types and features, all with a lifetime guarantee.

Our films were developed originally to protect the leading edge of rotary blades for military helicopters. Through constant innovation, we continue to formulate new films that are designed to offer the highest standards in self-healing, scratch protection, and impact protection. We also continue to innovate customer installation methods like our patented Easy Apply Double Tabs.

All of our films are designed to provide long lasting protection for the surface of any electronic device subject to normal wear and tear. We accommodate a custom fit for thousands of device types as well as offer an automated OnDemand solution so retailers can supply customers with screen protection for both new and old device models without having to hold excess inventory.

In addition to our traditional InvisibleShield film products, we launched invisibleSHIELD Glass during the first quarter of 2014, which is designed to provide premium screen protection and clarity, along with a superior feel and touch sensitivity.

Along with our film and glass products, the InvisibleShield brand offers mobile device cases, like the popular Orbit case, which complement our InvisibleShield screen protection products.

We intend to continue to innovate our line of InvisibleShield products in future periods as the market changes.

ZAGG - Work

The ZAGG brand is for innovative and efficient, “tech-cessory” products. Our ZAGG products are designed to be professional, and feature premium design and materials that appeal to customers looking for the best possible mobile accessory solutions.

Keyboards

ZAGG Keyboards are designed to offer our customers an enhanced, innovative productivity experience. Since entering this category in 2010, ZAGG has continually reinvented its product line of keyboards, while also providing timely solutions for new devices released by Apple, Samsung, and other leading mobile device manufacturers. In addition to device specific keyboards and folio keyboard cases, ZAGG has produced a universal line of full size Bluetooth keyboards compatible with virtually any mobile operating system.

We expect to continue to innovate and expand our Bluetooth keyboard product lines as end users’ requirements evolve in this rapidly changing market segment.

Power

The ZAGGsparq family of power products enables users to reliably charge portable electronic devices while on the go or at home.

Audio

ZAGG audio products were first released in late 2008, and continue to focus on innovation and superior value. Key ZAGG Audio products include the award-winning ZAGGsmartbuds, and the ZRSix (featuring Reflective Acoustics™).

iFrogz – Play

The iFrogz brand is for fun, clever, and youthful mobile accessory products. The brand has had success in a variety of categories with large retailers in and outside of the United States. iFrogz became part of the ZAGG family in 2011.

Audio

In 2007, iFrogz released its first audio products under the EarPollution product line. The eclectic selection of earbuds and headphones specifically targeted a younger demographic, but still appealed to a wide spectrum of consumers. Since the initial launch of the EarPollution™ audio line, iFrogz has continued to innovate and expand its headphone and earbud products to include a large number of offerings for all ages under both the EarPollution and iFrogz brands.

Starting in 2013, the iFrogz Audio line began including portable Bluetooth speakers that combine clever functionality and a playful look with impressive audio quality.

Cases

iFrogz began manufacturing cases in 2006, initially for the Apple iPod. These unique cases were well received by the market due to their blend of fashion, quality, and design. Initially, all sales were online, however, in early 2007, iFrogz began distributing its case products through large retailers and began more firmly establishing itself as a youthful and fashion-oriented brand. Since 2007, the iFrogz case offerings have expanded to include a wide array of sleek and stylish cases for new generations of Apple iPod, iPhone, iPad, and Samsung Galaxy smartphones and tablets.

Power

iFrogz power products cover a wide array of configurations. These colorful chargers, power banks, and cables offer tremendous value for a wide demographic of consumers.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 1 “Nature of Operations and Basis of Presentation” to the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2014 AND 2013 (amounts in thousands, except per share data)

Net sales

Net sales for the quarter ended June 30, 2014, were $50,154 as compared to net sales of $51,198 for the quarter ended June 30, 2013, a decrease of $1,044 or 2%.

The percentage of sales related to our key product lines for the three months ended June 30, 2014 and 2013, was approximately:

	Three months ended June 30, 2014	Three months ended June 30, 2013
Screen Protection	36%	38%
Keyboards	34%	25%
Audio	18%	21%

The percentage of sales related to our key distribution channels for the three months ended June 30, 2014 and 2013, was approximately:

	Three months ended June 30, 2014	Three months ended June 30, 2013
Indirect channel	90%	86%
Website	5%	9%
Mall cart and kiosk program	5%	5%

The decrease in revenue comparing the three months ended June 30, 2014 to 2013 was primarily related to continued market competition in our major product lines and a decline in our online sales across all product lines.

Gross profit

Cost of sales includes raw materials, finished goods purchased from manufacturers, packing materials, and shipping and fulfillment costs. Gross profit for the quarter ended June 30, 2014, was $16,787 or approximately 34% of net sales, compared to $21,535 or approximately 42% of net sales for the quarter ended June 30, 2013. The decrease in gross profit percentage is due to inventory write-downs for certain products expected to be sold below the carrying value and the product mix shift with screen protection making up a smaller percentage of overall sales in the quarter compared to prior periods.

There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended June 30, 2014, were $15,207, a decrease of $912 from total operating expenses for the quarter ended June 30, 2013, of $16,119. The $912 decrease was primarily attributable to declines related to advertising and marketing expenses due to a reduction in less effective online advertising, and stock-based compensation expenses from less overall grants to employees. These declines were partially offset by an increase in salaries and benefits expense due to increases in headcount and the accrual of the Company’s annual bonus (no bonus was accrued and paid related to 2013).

Income from operations

We reported income from operations of $1,580 for the quarter ended June 30, 2014 compared to income from operations of $5,416 for the quarter ended June 30, 2013, a decrease of $3,836. The decrease in income from operations is primarily attributable to lower sales and margin compression as described above.

Other income (expense)

For the quarter ended June 30, 2014, total other expense was $16 compared to other expense of $788 for the quarter ended June 30, 2013. The change is primarily attributable to (1) the fact that no loss on equity-method investment was recorded during 2014 as the investment was changed from an equity-method to cost-method investment at December 31, 2013, and (2) a significant reduction in interest expense due to an overall reduction in outstanding debt.

Income taxes

We recognized income tax expense of $771 for the quarter ended June 30, 2014, compared to income tax expense of $1,854 for the quarter ended June 30, 2013. Our effective tax rate was 49% and 40% for the three months ended June 30, 2014 and 2013, respectively. Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, and the impact of our global tax strategy.

Net income

As a result of these factors, we reported net income of $793 or $0.03 per share on a fully diluted basis for the quarter ended June 30, 2014 compared to net income of $2,774 or $0.09 per share on a fully diluted basis for the quarter ended June 30, 2013.

SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (amounts in thousands, except per share data)

Net sales

Net sales for the six months ended June 30, 2014, were $99,157 as compared to net sales of $102,669 for the quarter ended June 30, 2013, a decrease of $3,512 or 3%.

The percentage of sales related to our key product lines for the six months ended June 30, 2014 and 2013, was approximately:

	Six months ended June 30, 2014	Six months ended June 30, 2013
Screen Protection	35%	41%
Keyboards	36%	29%
Audio	17%	18%

The percentage of sales related to our key distribution channels for the six months ended June 30, 2014 and 2013, was approximately:

	Six months ended June 30, 2014	Six months ended June 30, 2013
Indirect channel	89%	84%
Website	5%	10%
Mall cart and kiosk program	6%	6%

The decrease in revenue comparing the six months ended June 30, 2014 to 2013 was primarily related to continued market competition in our major product lines and a decline in our online sales across all product lines.

Gross profit

Cost of sales includes raw materials, finished goods purchased from manufacturers, packing materials, and shipping and fulfillment costs. Gross profit for the six months ended June 30, 2014, was $34,565 or approximately 35% of net sales, as compared to $40,534 or approximately 39% of net sales for the six months ended June 30, 2013. The decrease in gross profit percentage is due to inventory write-downs for certain products expected to be sold below the carrying value and the product mix shift with screen protection making up a smaller percentage of overall sales in the quarter compared to prior periods.

There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the six months ended June 30, 2014, were $31,046, a decrease of $2,065 from total operating expenses for the six months ended June 30, 2013, of $33,111. The $2,065 decrease was primarily attributable to declines related to advertising and marketing expenses due to a reduction in less effective online advertising, and stock-based compensation expenses from less overall grants to employees. These declines were partially offset by an increase in salaries and benefits expense due to increases in headcount and the accrual of the Company’s annual bonus (no bonus was accrued and paid related to 2013).

Income from operations

We reported income from operations of $3,519 for the six months ended June 30, 2014 compared to income from operations of $7,423 for the six months ended June 30, 2013, a decrease of $3,904. The decrease in income is primarily attributable to lower sales and margin compression as described above.

Other income (expense)

For the six months ended June 30, 2014, total other income was $30 compared to other expense of $1,642 for the six months ended June 30, 2013. The change is primarily attributable to (1) the fact that no loss on equity-method investment was recorded during 2014 as the investment was changed from an equity-method to cost-method investment at December 31, 2013, and (2) a significant reduction in interest expense due to an overall reduction in outstanding debt.

Income taxes

We recognized income tax expense of $1,769 for the six months ended June 30, 2014, compared to income tax expense of $2,130 for the six months ended June 30, 2013. Our effective tax rate was 50% and 37% for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, and the impact of our global tax strategy.
During the first six months of 2013, the reduced tax rate was largely due to a tax law passed during the first quarter that allowed a research and development credit for activities incurred during 2012. However, no comparative tax credit was available during the first six months of 2014. In addition, during the first six months of 2014, the increased tax rate was also due to losses incurred in low tax rate jurisdictions that do not benefit the overall corporate tax rate. All earnings at foreign locations are considered to be permanently re-invested for tax purposes.

Net income

As a result of these factors, we reported net income of $1,780 or $0.06 per share on a fully diluted basis for the six months ended June 30, 2014 compared to net income of $3,651 or $0.12 per share on a fully diluted basis for the six months ended June 30, 2013.

Liquidity and Capital Resources (in thousands)

At June 30, 2014, our principle sources of liquidity were cash generated by operations, cash on-hand, and an open Line of Credit with Wells Fargo. Our principle uses of cash have been to fund working capital requirements, make payments on outstanding debt, fund capital expenditures, and purchase shares of ZAGG Inc common stock.

Cash and cash equivalents on-hand decreased to $12,226 on June 30, 2014, from $15,031 on December 31, 2013, a decrease of $2,805. The decrease in cash is largely the result of positive cash from operations during the first two quarters of 2014, offset by $17,543 in net payments on the Line of Credit and $2,488 in cash used to purchase treasury stock during the first quarter of 2014. Earnings from foreign operations are considered permanently re-invested and of the $12,226 cash balance on June 30, 2014, cash from foreign entities totaled $5,101, which constituted 42% of the total cash and cash equivalents balance.

Accounts receivable at June 30, 2014 were $42,043, as compared to $46,591 million at December 31, 2013. Day’s sales outstanding at June 30, 2014 were 76.3 compared to 64.2 at December 31, 2013.

At June 30, 2014, we had working capital of $70,284 compared to $83,385 as of December 31, 2013. The decrease is primarily attributable to the $17,543 in net payments on the Line of Credit and $2,488 in cash used to purchase treasury stock during the first quarter of 2014. These decreases were partially offset by positive cash flow from operating activities.

Based on the current level of operations, we believe that cash generated from operations, cash on hand, and available borrowings under existing credit arrangements will be adequate to fund expected capital expenditures and working capital needs for the next 12 months.

Debt and Letters of Credit

On December 20, 2013, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into a First Amendment to Credit Agreement (“Amendment”), which modifies a Credit Agreement (the “Credit Agreement”) entered into between the Company and Wells Fargo on December 7, 2012.

The Amendment retains the $60,000 revolving line of credit facility (“Line of Credit”) and extends the maturity date from December 1, 2014 to December 1, 2015. At the time of the Amendment, the $18,000 outstanding on the original $24,000 term loan was paid in full utilizing proceeds from the Line of Credit. In addition, the Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $5,000. During the three and six months ending June 30, 2014 and 2013, the Company did not issue any standby commercial letters of credit.

As consideration for entering into the Amendment, the Company paid Wells Fargo an amendment fee of $30 as well as reasonable legal and collateral examination fees.

Borrowings and repayments under the Line of Credit may occur from time to time in the Company’s ordinary course of business through December 1, 2015.  Any outstanding borrowings under the Line of Credit mature and are due on December 1, 2015.

The outstanding principal balance under the Line of Credit bears interest at a fluctuating rate per annum equal to the sum of the (1) LIBOR margin established under the Credit Agreement (with the initial LIBOR margin being set at 1.25%) and (2) Daily Three Month LIBOR (as defined in the Credit Agreement) in effect from time to time.  Each change in the rate of interest will become effective on each business day on which a change in Daily Three Month LIBOR is announced by Wells Fargo.

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

Under the Line of Credit, each adjustment is effective on the first business day of the Company’s fiscal quarter following the quarter during which Wells Fargo receives and reviews the Company’s most current fiscal quarter-end financial statements in accordance with the requirements established in the Credit Agreement.

In addition, under the Amendment the Company pays Wells Fargo a quarterly fee based on the average unused amount of the Line of Credit depending on the Company’s ratio of Total Liabilities to Tangible Net Worth (as these terms are defined in the Credit Agreement) based on the following table:

Leverage Ratio	Applicable Unused Commitment Fee (per annum)

1.00 or greater	0.35%
.65 or greater, but less than 1.00	0.25%
Less than .65	0.15%

For the three and six months ended June 30, 2014, $22 and $45, respectively, in unused line fees had been incurred and was included as a component of interest expense in the consolidated statement of operations. For the three and six months ended June 30, 2013, $21 and $35, respectively, in unused line fees had been incurred and was included as a component of interest expense in the consolidated statement of operations.

At June 30, 2014 and 2013, the weighted average interest rate on all outstanding borrowings under the Line of Credit was 1.00% and 1.63%, respectively. At June 30, 2014 and 2013, the effective interest rate was 1.11% and 2.31%, respectively.

The Company is also subject to a number of financial and non-financial debt covenants under the Credit Agreement. At June 30, 2014, the Company was in compliance with all covenants associated with the Credit Agreement.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of June 30, 2014:

	Payments on Debt	Interest on Debt	Operating Leases	Total contractual obligations
Remaining 2014	$—	$—	$620	$620
2015	—	—	815	815
2016	—	—	696	696
2017	—	—	302	302
2018 and thereafter	—	—	—	—
Total	$—	$—	$2,433	$2,433

(1)	Unrecognized uncertain tax benefits of $443 are not included in the table above as we are not sure when the amount will be paid.

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

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings

Certain of the legal proceedings in which we are involved are discussed in Note 13, "Commitments and Contingencies," to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

Item 1A.           Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), which could materially affect our business, financial condition or future results. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2013 Form 10-K.These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2013 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

If the Company does not effectively manage the transition of its global supply change management functions to RR Donnelley, or RR Donnelley does not adequately perform the supply chain management services it has been engaged to provide, inventory receipts may be delayed, order fulfillment could be disrupted, supply chain expenses may increase, and customer relationship may be harmed, resulting in a disruption to the Company’s operations and decreased profitability.

The Company is in the process of transitioning to RR Donnelley as the Company’s new global supply chain provider. RR Donnelley has been engaged to perform warehousing, inventory receipt, order fulfillment, and shipping services for the Company. If the Company does not effectively manage the transition of its global supply change management functions to RR Donnelley, or RR Donnelley does not adequately perform the services it has been engaged to provide, inventory receipts may be delayed, order fulfillment could be disrupted, supply chain expenses may increase, and customer relationship may be harmed, resulting in a disruption to the Company’s operations and decreased profitability.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds (dollars and shares in thousands)

There were no unregistered sales of equity securities during the second quarter of 2014.

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

ZAGG INC

Date: August 6, 2014	By:	/s/ RANDALL L. HALES
Randall L. Hales,
Chief Executive Officer, President, & Director (Principal executive officer)

Date: August 6, 2014	By:	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer (Principal financial officer)