Form 10-Q
period 2014-09-30
ZAGG Inc
filed 2014-11-05
CIK 1296205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014, or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211

ZAGG INC

(Exact name of registrant as specified in its charter)

Nevada	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,334,938 common shares as of October 31, 2014.

ZAGG INC AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$7,104	$15,031
Accounts receivable, net of allowances of $2,567 in 2014 and $2,540 in 2013	55,104	46,591
Inventories	35,254	44,539
Prepaid expenses and other current assets	3,287	2,403
Income tax receivable	6,075	-
Deferred income tax assets	6,851	7,917
Total current assets	113,675	116,481

Property and equipment, net of accumulated depreciation at $7,579 in 2014 and $5,778 in 2013	6,296	5,004
Intangible assets, net of accumulated amortization at $30,786 in 2014 and $23,431 in 2013	33,864	41,219
Deferred income tax assets	12,993	11,377
Note receivable	801	801
Other assets	483	588
Total assets	$168,112	$175,470

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$32,129	$15,207
Income taxes payable	-	6,359
Accrued liabilities	5,127	2,608
Accrued wages and wage related expenses	1,787	891
Deferred revenue	43	159
Sales returns liability	7,400	7,872

Total current liabilities	46,486	33,096

Revolving line of credit	813	17,543

Total liabilities	47,299	50,639

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized;
32,642 and 32,331 shares issued in 2014 and 2013, respectively	33	32
Additional paid-in capital	84,565	82,807
Accumulated other comprehensive income (loss)	(657)	93
Note receivable collateralized by stock	(348)	(348)
Treasury stock, 2,312 and 1,756 common shares in 2014 and 2013 respectively, at cost	(12,485)	(9,997)
Retained earnings	49,705	52,244

Total stockholders' equity	120,813	124,831

Total liabilities and stockholders' equity	$168,112	$175,470

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net sales	$60,013	$49,869	$159,170	$152,538
Cost of sales	50,849	27,768	115,441	89,904
Gross profit	9,164	22,101	43,729	62,634

Operating expenses:
Advertising and marketing	1,377	2,340	4,763	6,593
Selling, general and administrative	11,971	10,904	34,776	35,014
Amortization of definite-lived intangibles	2,427	2,421	7,282	7,169

Total operating expenses	15,775	15,665	46,821	48,776

Income (loss) from operations	(6,611)	6,436	(3,092)	13,858

Other income (expense):
Interest expense	(40)	(120)	(124)	(490)
Loss from equity method investment in HzO	-	(612)	-	(1,836)
Other income and (expense)	90	(89)	204	(136)

Total other income (expense)	50	(821)	80	(2,462)

Income (loss) before provision for income taxes	(6,561)	5,615	(3,012)	11,396

Income tax benefit (provision)	2,242	(2,431)	473	(4,562)

Net income (loss)	$(4,319)	3,184	$(2,539)	6,834

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.14)	$0.10	$(0.08)	$0.22
Diluted earnings (loss) per share	$(0.14)	$0.10	$(0.08)	$0.22

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net income (loss)	$(4,319)	$3,184	$(2,539)	$6,834

Other comprehenseive income (loss), net of tax:
Foreign currency translation income (loss)	(628)	372	(750)	92

Total other comprehensive income income (loss)	(628)	372	(750)	92

Comprehensive income (loss)	$(4,947)	$3,556	$(3,289)	$6,926

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

			Additional	Accumulated Other	Note Receivable			Total
	Common Stock		Paid-in	Comprehensive	Collateralized	Treasury	Retained	Stockholders
	Shares	Amount	Capital	Income (Loss)	By Stock	Stock	Earnings	Equity
Balances, December 31, 2013	32,331	$32	$82,807	$93	$(348)	$(9,997)	$52,244	$124,831

Net loss	-	-	-	-	-	-	(2,539)	(2,539)
Other comprehensive loss	-	-	-	(750)	-	-	-	(750)

Purchase of 556 shares of treasury stock	-	-	-	-	-	(2,488)	-	(2,488)

Option exercises	122	1	198	-	-	-	-	199
Restricted stock release	189	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	1,644	-	-	-	-	1,644
Tax shortfall related to share-based payments	-	-	(84)	-	-	-	-	(84)

Balances, September 30, 2014	32,642	$33	$84,565	$(657)	$(348)	$(12,485)	$49,705	$120,813

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net income (loss)	$(2,539)	$6,834
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,644	3,161
Excess tax benefits related to share-based payments	(8)	(49)
Depreciation and amortization	9,169	9,138
Loss from equity method investment in HzO		1,836
Deferred income taxes	(549)	(460)
Amortization of deferred loan costs	48	90
Impairment of investment	-	591
Changes in operating assets and liabilities
Accounts receivable	(8,725)	22,144
Inventories	9,079	(10,632)
Prepaid expenses and other current assets	(986)	6,517
Other assets	120	-
Accounts payable	16,996	(5,989)
Income taxes payable	(12,518)	(45)
Accrued liabilities	2,633	(1,706)
Accrued wages and wage related expenses	896	(1,357)
Deferred revenues	(116)	(549)
Sales return liability	(458)	(2,724)

Net cash provided by operating activities	14,686	26,800

Cash flows from investing activities
Deposits on and purchase of intangible assets	-	(500)
Purchase of property and equipment, including website development	(3,122)	(1,869)

Net cash used in investing activities	(3,122)	(2,369)

Cash flows from financing activities
Proceeds from revolving credit facilities	15,660	43,507
Payments on revolving credit facilities	(32,390)	(65,681)
Payments on term loan	-	(4,000)
Purchase of treasury stock	(2,488)	(5,999)
Proceeds from exercise of warrants and options	199	204
Excess tax benefits related to share-based payments	8	49

Net cash used in financing activities	(19,011)	(31,920)

Effect of foreign currency exchange rates on cash and cash equivalents	(480)	(34)

Net decrease in cash and cash equivalents	(7,927)	(7,523)

Cash and cash equivalents at beginning of the period	15,031	20,177

Cash and cash equivalents at end of the period	$7,104	$12,654

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$94	$338
Cash paid during the period for taxes	$12,554	$4,970

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars and shares in thousands)

(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Nine Months Ended September 30, 2014:

None

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

ZAGG Inc and its subsidiaries (collectively, the “Company” or “ZAGG”) design, produce, and distribute professional and premium creative product solutions such as InvisibleShield® screen protection, keyboards for tablet computers and mobile devices, keyboard cases, earbuds, mobile power solutions, cables, cases, Bluetooth® speakers, and cleaning accessories for mobile devices under ZAGG and InvisibleShield family of brands. In addition, the Company designs, produces, and distributes cases, Bluetooth speakers, Near-Field Audio™ amplifying speakers, earbuds, traditional headphones, and gaming headphones for mobile devices under the iFrogz family of brands in the value-priced lifestyle sector.

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

The condensed consolidated financial statements include the accounts of ZAGG Inc and its wholly owned subsidiaries ZAGG International Distribution Limited; Patriot Corporation; ZAGG Intellectual Property Holding Co, Inc. (“ZAGG IP”); ZAGG Retail, Inc.; and iFrogz, Inc. All intercompany transactions and balances have been eliminated in consolidation.

New Accounting Policy – Website Development Costs

During the second quarter of 2014, the Company commenced a website development project utilizing both internal and external developers to improve www.zagg.com and www.ifrogz.com. The development project will provide additional functionality to the websites and will transition the websites to an improved software platform. During the three and nine months ended September 30, 2014, the Company capitalized website development costs for internal and external developers totaling $211 and $501, respectively. These costs are included within property and equipment on the consolidated balance sheet. Depreciation of website development costs begins when the internal use software is ready for its intended use and placed in service; as the project is still in the development stage, no depreciation has been recorded for the three and nine months ended September 30, 2014.

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

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU describes how an entity should assess its ability to meet obligations and sets disclosure requirements for how this information should be disclosed in the financial statements. The standard provides accounting guidance that will be used with existing auditing standards. The ASU applies to all entities for the first annual period ending after December 15, 2016, and interim periods thereafter. This ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

(2)	INVENTORIES

At September 30, 2014, and December 31, 2013, inventories consisted of the following:

	September 30, 2014	December 31, 2013

Finished goods	$34,096	$40,992
Raw materials	1,158	3,547
Total inventory	$35,254	$44,539

In addition, included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at September 30, 2014 and December 31, 2013 of $2,153 and $735, respectively. During the third quarter of 2014, the Company recorded a lower of cost or market adjustment to inventory totaling $9,644 when it was determined during the quarter that certain inventory items were likely to be sold below the carrying value.

(3)	INVESTMENT IN HzO

HzO, Inc. (“HzO”) is a private company engaged in the development of water-blocking technologies for consumer and industrial electronics applications. Prior to the fourth quarter of 2013, the Company accounted for its investment in HzO under the equity method of accounting. However, due to an equity raise by HzO during the fourth quarter of 2013 that reduced ZAGG’s ownership percentage below 20%, the Company began accounting for the investment as a cost method investment. During the second quarter of 2014, HzO raised an additional $20,000 in equity capital. ZAGG did not participate in the capital raise, the result of which reduced ZAGG’s ownership interest in HzO from 15.3% to 11.4% at September 30, 2014.

The carrying value of the investment at December 31, 2013 was $0 due to the accumulated losses. The balance at September 30, 2014 remains at $0.

For the three and nine months ended September 30, 2014, the Company recorded a loss from investment in HzO of $0 as the investment was reduced to $0 during the fourth quarter of 2013 and was accounted for as a cost method investment in 2014. For the three and nine months ended September 30, 2013, the Company recorded a loss from investment in HzO of $612 and $1,836, respectively, under the equity method. The loss from investment in HzO was recorded as a component of other expense in the consolidated statement of operations in each respective period.

(4)	INTANGIBLE ASSETS

Definite-lived intangibles as of September 30, 2014, and December 31, 2013, were as follows:

	As of September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Write-off of Fully Amortized Intangible	Transfers from Indefinite-life Classification	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(22,264)	$—	$—	$19,236	8.0 years
Non-compete agreements	4,100	(2,754)	—	—	1,346	4.8 years
Other Trademarks	3,500	(2,091)	—	—	1,409	9.7 years
iFrogz Trademark	7,038	(864)	—	—	6,174	10.0 years
EarPollution Trademark	2,383	(908)	—	—	1,475	8.0 years
Other	600	(537)	—	—	63	5.0 years
Acquired technology	709	(238)	—	—	471	7.0 years
Internet address	124	(76)	—	—	48	10.0 years
Patents	4,696	(1,054)	—	—	3,642	12.5-14.0 years
Total amortizable assets	$64,650	$(30,786)	$—	$—	$33,864	8.4 years

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

Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization. The remaining definite-lived intangible assets are amortized using the straight line method over their estimated useful life. For the three and nine months ended September 30, 2014, amortization expense was $2,448 and $7,347, respectively. Amortization expense was primarily recorded as a component of operating expense. However, amortization expense related to acquired technology for the three and nine months ended September 30, 2014, of $20 and $65, respectively, was recorded as a component of cost of sales.

For the three and nine months ended September 30, 2013, amortization expense was $2,441 and $7,224, respectively. Amortization expense related to acquired technology for the three and nine months ended September 30, 2013, of $20 and $55, respectively, was recorded as a component of cost of sales.

Estimated future amortization expense is as follows:

Remaining 2014	$2,457
2015	8,560
2016	7,125
2017	5,649
2018 and thereafter	10,073
Total	$33,864

(5)	DEBT AND LETTERS OF CREDIT

On December 20, 2013, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into a First Amendment to Credit Agreement (“Amendment”), which modifies a Credit Agreement (the “Credit Agreement”) entered into between the Company and Wells Fargo on December 7, 2012.

The Amendment retains the $60,000 revolving line of credit facility (“Line of Credit”) and extends the maturity date from December 1, 2014 to December 1, 2015. At the time of the Amendment, the $18,000 outstanding on the original $24,000 term loan was paid in full utilizing proceeds from the Line of Credit. In addition, the Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $5,000. During the three and nine months ending September 30, 2014 and 2013, the Company did not issue any standby commercial letters of credit.

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

For the three and nine months ended September 30, 2014, $23 and $67, respectively, in unused line fees was incurred and included as a component of interest expense in the consolidated statement of operations. For the three and nine months ended September 30, 2013, $22 and $59, respectively, in unused line fees was incurred and included as a component of interest expense in the consolidated statement of operations.

At September 30, 2014 and 2013, the weighted average interest rate on all outstanding borrowings under the Line of Credit was 1.00% and 1.63%, respectively. At September 30, 2014 and 2013, the effective interest rate was 1.11% and 2.31%, respectively.

The Company originally incurred and capitalized $238 of direct costs related to the establishment of the Credit Agreement. For the three and nine months ended September 30, 2014, the Company amortized $17 and $49, respectively of these loan costs, which is included as a component of interest expense in the consolidated statement of operations. For the three and nine months ended September 30, 2013, the Company amortized $30 and $90, respectively of these loan costs, which is included as a component of interest expense in the consolidated statement of operations.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

The Company amortizes deferred loan costs under the straight-line method. The carrying value of deferred loan costs at September 30, 2014 and December 31, 2013, was $77 and $126, respectively, and is included as a component of noncurrent other assets in the consolidated balance sheet.

The Company is subject to a number of financial and non-financial debt covenants under the Credit Agreement. At September 30, 2014, the Company obtained a debt covenant waiver from Wells Fargo related to the financial debt covenant in the Credit Agreement that requires that the Company achieve a balance of Adjusted EBITDA (as defined in the Credit Agreement) of not less than $30,000 at quarter-end calculated on a rolling four quarter basis (the Company achieved less than the $30,000 requirement for the September 30, 2014 covenant calculation).

In addition, subsequent to September 30, 2014, the Company and Wells Fargo agreed to amend the Credit Agreement (“2014 Amendment”). The 2014 Amendment (1) reduces the Line of Credit facility from $60,000 to $25,000, (2) revises the Adjusted EBITDA covenant such that the new covenant requires the Company to achieve Adjusted EBITDA of not less than $15,000 on a rolling four quarter basis at December 31, 2014, $17,500 at March 31, 2015, $20,000 at June 30, 2015, and $30,000 at September 30, 2015; and (3) adjusts the asset test ratio covenant such that inventory can only constitute $12,500 of the assets included in the calculation and increases the minimum threshold from 1.70 to 2.00. The Company expects to be compliant with the updated covenants throughout the remaining term of the Credit Agreement. Given this, at September 30, 2014, the Company was in compliance with all covenants associated with the Credit Agreement.

Payment in full under the Credit Agreement is due on December 1, 2015. At September 30, 2014, the balance on the line of credit was $813.

(6)	STOCK-BASED COMPENSATION

Common Stock Options

For the three and nine months ended September 30, 2014 and 2013, the Company granted no stock option awards.

The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three and nine months ended September 30, 2014, the Company recorded equity-based compensation expense related to stock options of $0 and $28, respectively. During the three and nine months ended September 30, 2013, the Company recorded equity-based compensation expense related to stock options of $65 and $227, respectively.

Restricted Stock

During the three and nine months ended September 30, 2014, the Company granted 36 and 507 shares of restricted stock, respectively. During the three and nine months ended September 30, 2013, the Company granted 55 and 320 shares of restricted stock, respectively. The shares of restricted stock granted during the three and nine months ended September 30, 2014, were estimated to have a weighted-average fair value per share of $5.75 and $4.68, respectively. The shares of restricted stock granted during the three and nine months ended September 30, 2013, were estimated to have a weighted-average fair value per share of $4.91 and $7.01, respectively. The fair value of the restricted stock granted is based on the closing share price of the Company’s common stock on the date of grant. The shares of restricted stock vest annually on a straight-line basis over a 12-month to three-year vesting term, depending on the terms of the individual grant.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

As part of the 2014 grants discussed above the Company granted 113 restricted stock units to certain Company executives. These restricted stock units only vest upon the Company’s achievement of certain thresholds established by the Board of Directors for net sales, Adjusted EBITDA, and earnings per share for fiscal year 2014. If the Company achieves the target net sales amount, Adjusted EBTIDA, and earnings per share, all 113 restricted stock units will vest under the terms of the grant. If the Company achieves less than 100% of the target, but above 85%, the number of vested restricted stock units will decrease proportionately. However, if the Company’s performance is below 85% of the target, all restricted stock units will be forfeited. If the Company achieves more than 100% of the target, but below 115%, the number of vested restricted stock units will increase proportionately, though will not exceed 115% of the target. The target amount of net sales, Adjusted EBITDA, and earnings per share are evaluated individually for achievement. As of September 30, 2014, management believes it is probable that it will only achieve a portion of the target and has thus recorded an adjustment during the period to proportionately reduce the compensation expense previously recorded based on the restricted stock units expected to vest. The adjustment recorded during the third quarter totaled $69.

The Company recorded share-based compensation expense only for those shares of restricted stock that are expected to vest. The estimated fair value of the restricted stock is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three and nine months ended September 30, 2014, the Company recorded equity-based compensation expense related to restricted stock of $506 and $1,649, respectively, which is included as a component of selling, general, and administrative expense. During the three and nine months ended September 30, 2013, the Company recorded equity-based compensation expense related to restricted stock of $800 and $2,934, respectively, which is included as a component of selling, general, and administrative expense.

During the third quarter of 2014, a ZAGG employee elected to receive a net amount of shares upon the vesting of a restricted stock unit grant in exchange for the Company incurring the tax liability for the fair value of the award on the vesting date. This resulted in the Company recording $33 in compensation expense, with the offset being originally recorded to accrued wages and wage related expenses rather than to additional paid-in capital.

(7)	INCOME TAXES

During the three and nine months ended September 30, 2014, the Company’s effective tax rate was 34% and 16%, respectively. During the three and nine months ended September 30, 2013, the Company’s effective tax rate was 43% and 40%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, and the Company’s global tax strategy. During 2014, the consolidated net loss for the three and nine month periods combined with certain tax credits resulted in a net tax benefit different from our historical effective tax rate. All earnings at foreign locations are considered to be permanently re-invested for tax purposes.

(8)	EARNINGS (LOSS) PER SHARE

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings (loss) per share for the three and nine months ended September 30, 2014 and 2013:

	Three months ended
	September 30, 2014	September 30, 2013
Net income (loss)	$(4,319)	$3,184

Weighted average shares outstanding	30,312	30,926
Dilutive effect of warrants, restricted stock and stock options	0	540
Diluted shares	30,312	31,466
Earnings (loss) per share:
Basic	$(0.14)	$0.10
Dilutive	$(0.14)	$0.10

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

	Nine months ended
	September 30, 2014	September 30, 2013
Net income (loss)	$(2,539)	$6,834

Weighted average shares outstanding	30,379	30,905
Dilutive effect of warrants, restricted stock and stock options	0	588
Diluted shares	30,379	31,493
Earnings (loss) per share:
Basic	$(0.08)	$0.22
Dilutive	$(0.08)	$0.22

As the Company was in a net loss position for three and nine months ended September 30, 2014, all warrants, restricted stock, and stock options were not considered in calculating diluted earnings per share because the effect would be anti-dilutive. For the three and nine months ended September 30, 2014, the number of antidilutive equity awards totaled 870 and 836, respectively.

For the three and nine months ended September 30, 2013, warrants, restricted stock, and stock options to purchase 569 and 651 shares of common stock were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

(9)	TREASURY STOCK

In each of fiscal year 2014 and 2013, the Company’s board of directors authorized the repurchase of up to $10,000 of the Company’s outstanding common stock. The Company’s board of directors also authorized the Company to enter into a Rule 10b5-1 plan when appropriate. As of September 30, 2014, $7,512 remains available from the original authorized amount of $10,000.

For the three and nine months ended September 30, 2014 the Company purchased zero and 556 shares, respectively, of ZAGG Inc common stock. Cash consideration paid for the purchase of ZAGG Inc common stock for the nine months ended September 30, 2014 was $2,488, which included commissions paid to brokers of $16, for a weighted average price per share of $4.45. The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.

For the three and nine months ended September 30, 2013 the Company purchased zero and 797 shares, respectively, of ZAGG Inc common stock. Cash consideration paid for the purchase of ZAGG Inc common stock for the nine months ended September 30, 2013 was $5,999, which included commissions paid to brokers of $24, for a weighted average price per share of $7.50. The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.

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

On September 20, 2011, and prior to the due date of the first interest-only payment due on the Note, Mr. Harmer and two of his affiliates, Holdings and Teleportall, filed a lawsuit in Utah state court against the Company, Robert G. Pedersen, II (ZAGG’s former CEO), Brandon T. O’Brien (ZAGG’s CFO) and KPMG LLP (ZAGG’s independent registered public accounting firm). KPMG LLP and Messrs. Pedersen and O’Brien were subsequently dismissed from the lawsuit, as well as certain of the plaintiff’s causes of action against the Company. In their lawsuit, the plaintiffs allege that the defendants defamed Mr. Harmer, breached the Harmer Agreement and interfered with other rights of the plaintiffs. The Company has responded to the plaintiffs’ claims, denying all of the material allegations made by the plaintiffs. The Company believes the plaintiffs’ claims to be without merit and intends to continue to vigorously defend against them.

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

Following Mr. Harmer’s default on the loan, management determined that it was probable that the Company would be unable to collect all amounts due from Mr. Harmer according to the terms of the Note. As the Note became collateral-dependent upon Mr. Harmer’s default, management engaged various third-party certified valuation specialists to assist management in its determination of the fair value of the collateral and whether it is sufficient to recover the Note balance. As of September 30, 2014, management determined that the estimated fair value of the underlying collateral was between $1,434 and $1,569. As management has not been able to ascertain whether Mr. Harmer owns 50% or 100% of Holdings, management used the low end of the above range ($1,434) and compared it to the carrying amount of the Note of $1,149. The remaining Note balance of $1,149 appears to be collectable given management’s best estimate of the cash recovery on the collateral securing the Note (fair value, less cost to sell) of $1,434. Additionally, the Company has classified $348 of the Note as an offset to equity, representing the collateral secured by ZAGG common stock, which management has taken steps to recover to repay the Note, as noted above. If a decrease in the amount of the Note classified as an offset to equity occurs as a result of a decrease in the stock price, the Company reclassifies the difference back to the Note to the extent that there is sufficient underlying collateral in excess of the book value. Ultimately, any recovery in excess of the carrying value of the Note will be recognized when realized.

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

At September 30, 2014, the total unpaid principle balance, including accrued interest, late fees and costs incurred in collection, totaled $4,594.

(11)	FAIR VALUE MEASURES

Fair Value of Financial Instruments

At September 30, 2014 and December 31, 2013, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a note receivable, and a line of credit with Wells Fargo. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these financial instruments. The carrying value of the line of credit balance approximates fair value because the variable interest rates reflect current market rates.

In addition, as discussed in Note 10, management records an impairment on the note receivable if the fair value of the underlying collateral is less than the carrying amount. Management determined the fair value of assets that collateralize the note receivable, which includes real property, interests in entities that own real property, and 80 shares of the Company’s stock currently being held by the Third District Court in the State of Utah. Management determined that the fair value of the collateral exceeded the carrying value of the note receivable at September 30, 2014.

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

At September 30, 2014, and December 31, 2013, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown:

		Fair Value Measurements Using:
	September 30, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$280	$280	-	-

		Fair Value Measurements Using:
	December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$163	$163	-	-

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

There were no assets held at September 30, 2014, measured at fair value on a non-recurring basis that resulted in a change in carrying value during the period.

The following table presents assets held as of December 31, 2013, measured at fair value on a non-recurring basis using the level of inputs shown at the time of impairment.

		Fair Value Measurements Using:
	December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Goodwill	$-	-	-	$-
iFrogz trademark	$7,038	-	-	$7,038

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

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2014.

At September 30, 2014, approximately 70% of the balance of accounts receivable was due from three customers, each with a balance greater than 10% of the total accounts receivable balance. No other customer account balances were more than 10% of the balance of accounts receivable. At December 31, 2013, approximately 44% of the balance of accounts receivable was due from one customer. No other customer account balances were more that 10% of accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

Concentration of sales

For the three months ended September 30, 2014, two customers individually accounted for over 10% of the quarterly revenues at 32% and 14%. No other customer account balances were more than 10% of sales. For the three months ended September 30, 2013, two customers individually accounted for over 10% of the quarterly revenues at 26% and 14%. No other customer account balances were more than 10% of sales. If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the three months ended September 30, 2014 and 2013, was approximately:

	Three months ended September 30, 2014	Three months ended September 30, 2013
United States	91%	88%
Europe	6%	7%
Other	3%	5%

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

For the nine months ended September 30, 2014, two customers individually accounted for over 10% of the quarterly revenues at 28% and 15%. No other customer account balances were more than 10% of sales. For the nine months ended September 30, 2013, two customers individually accounted for over 10% of the quarterly revenues at 26% and 16%. No other customer account balances were more than 10% of sales. If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the nine months ended September 30, 2014 and 2013, was approximately:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
United States	89%	90%
Europe	8%	5%
Other	3%	5%

(13)	COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2017. Future minimum rental payments required under the operating leases at September 30, 2014 are as follows:

Remaining 2014	$319
2015	815
2016	696
2017	302
2018 and thereafter	-
Total	$2,132

For the three months ended September 30, 2014 and 2013, rent expense was $275 and $327, respectively, net of sublease income of $334 and $252, respectively.

For the nine months ended September 30, 2014 and 2013, rent expense was $1,243 and $1,163, respectively, net of sublease income of $682 and $753, respectively.

Commercial Litigation

Lorence A. Harmer, et al v ZAGG Inc et al, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG and two of his affiliates, Harmer Holdings, LLC, and Teleportall, LLC, filed a lawsuit against the Company, Robert G. Pedersen II, Brandon T. O’Brien, and KPMG LLP. KPMG LLP was dismissed from the lawsuit in January 2012. The plaintiffs allege that the defendants defamed Mr. Harmer, breached a Settlement Agreement and other agreements between the plaintiffs (alleging claims for breach of contract, breach of the covenant of good faith, and fair dealing) and the Company, and interfered with other rights of the plaintiffs. The defendants denied all of the material allegations made by the plaintiffs. On October 29, 2012, the Company filed a Counterclaim and Third-Party Complaint against Harmer, Holdings, Teleportall and third-party Global Industrial Services Limited asserting claims for breach of contract, deficiency, indemnity and attorneys’ fees, breach of the implied covenant of good faith and fair dealing, quasi contract, unjust enrichment, quantum meruit and declaratory judgment.  On June 10, 2013, the court dismissed the plaintiffs’ claims for defamation, negligence, tortious interference, and interference with prospective economic relations against the Company and all claims against Messrs. Pedersen and O’Brien. The Company is conducting discovery related to the plaintiff’s remaining claims. The Company believes the plaintiffs’ remaining claims of breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief to be without merit and intends to continue to vigorously defend against them. The plaintiffs have not yet made a specific damages claim.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

Patent Litigation

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products et al, U.S. District Court, District of Utah, 2:11-cv-00517.  On June 7, 2011, the Company filed a patent infringement lawsuit against NLU Products, LLC; Wrapsol, LLC; XO Skins, LLC; Fusion of Ideas, Inc.; Clear-Coat, LLC; Case-Ari, LLC; United SGP Corp.; Stealth Guards; Vituorsity Products, LLC; Skinomi LLC; Cellairis; Best Skins Ever; Headco, LLC; and Ghost Armor, LLC that seeks to enforce rights under United States Patent No. 7,957,524. The defendants have raised defenses and, in some cases, asserted counterclaims against the Company, that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief, including claims for damages, against the Company, apart from a request for an award of costs and attorneys’ fees to the prevailing party. NLU Products, LLC; Wrapsol, LLC; XO Skins, LLC; Fusion of Ideas, Inc.; Clear-Coat, LLC; Case-Ari, LLC; United SGP Corp.; Stealth Guards; and Vituorsity Products, LLC have settled with the Company. Litigation of this action was stayed pending a reexamination of United States Patent No. 7,957,524 by the United States Patent and Trademark Office (“USPTO”). The reexamination led to amendments to the claims of the patent, and the USPTO issued a reexamination certificate. This case was administratively closed with leave to reopen. The Company is currently analyzing the various defendants’ current product offerings in light of the reexamined claims.

ZAGG v. TrekStor, Regional Court, Dusseldorf, Germany. In September 2011, the Company brought suit in Dusseldorf, Germany against TrekStor for infringement of ZAGG design registrations for the ZAGGmate keyboard case and for unfair competition.  After the Company completed briefing of its claims against TrekStor and presented its case at oral argument, TrekStor filed a separate proceeding alleging that it is the owner of the ZAGGmate keyboard case design. The Company’s action against TrekStor was then stayed pending the resolution of TrekStor’s case against the Company. On July 23, 2013, TrekStor’s claims were dismissed and the Company was awarded its costs in that action. This dismissal was appealed and again decided in the Company’s favor in a final decision by the appeals court. The oral hearing in the infringement matter was heard on July 1, 2014 during which the Court found in the Company’s favor and granted injunctive relief as well as damages and costs in an amount to be determined. The Company is presently seeking entry of a judgment against Trekstor for its damages and costs. In the opinion of management, the ultimate disposition of TrekStor’s appeal will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

ZAGG Intellectual Property Holding Co v. Tech21 et al., U.S. District Court, District of Utah, 2:14-cv-00113-BCW. On February 18, 2014, ZAGG IP filed a complaint against Tech21, Ltd. alleging, among other things, that the defendant makes, uses, sells, offers for sale, and/or imports into the United States a kit for protecting a surface of an electronic device that infringes at least one claim of  ZAGG IP’s U.S. patent No. 8,567,596 entitled Electronic Device Protective Film Application Kit and Method (the “‘596 Patent”). The defendant has not filed any counterclaims and no material determinations have been made by the court in this matter. This litigation is stayed pending resolution of Inter Partes Patent Review of the ‘596 Patent, in the USPTO.

ZAGG Intellectual Property Holding Co v. Superior Communications, Inc., U.S. District Court, District of Utah 2:14-cv-00121-TS. On February 19, 2014, ZAGG IP filed a complaint against Superior Communications, Inc. alleging, among other things, that the defendant makes, uses, sells, offers for sale, and/or imports into the United States kits for protecting a surface of an electronic device that infringe at least one claim of the ‘596 Patent. The defendant has not filed any counterclaims and no material determinations have been made by the court in this matter. This litigation is stayed pending resolution of Inter Partes Patent Review of the ‘596 Patent, in the USPTO.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

Class Action Lawsuits

James H. Apple, et al. v. ZAGG Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00852; Ryan Draayer, et al. v. Zagg Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00859.  On September 6 and 10, 2012, two putative class action lawsuits were filed by purported Company shareholders against the Company, Randall Hales, Brandon O’Brien, and Cheryl Larabee, as well as Robert G. Pedersen II, the Company’s former Chairman and CEO, and Edward Ekstrom and Shuichiro Ueyama, former members of the Company’s Board of Directors.  These lawsuits were subsequently amended by a complaint filed on May 6, 2013. The plaintiffs seek certification of a class of purchasers of the Company’s stock between October 15, 2010 and August 17, 2012.  The plaintiffs claim that as a result of Mr. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as the Company’s CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934 (the “Exchange Act”).  On March 7, 2013, the U.S. District Court for the District of Utah (the “Court”) consolidated the Apple and Draayer actions and assigned the caption In re: Zagg, Inc. Securities Litigation, and on May 6, 2013, plaintiffs filed a consolidated complaint. On July 5, 2013, the defendants moved to dismiss the consolidated complaint. On February 7, 2014, the Court entered an order granting the Company’s motion to dismiss the consolidated complaint. On February 25, 2014, plaintiffs filed a notice of appeal. On June 17, 2014, plaintiffs filed their opening appellate brief appealing the Courts decision with respect to some of their claims. The appeal is now pending in the U.S. Court of Appeals, Tenth Circuit.

Arthur Morganstern v. Robert G. Pedersen II et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120908452; Albert Pikk v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1188; Rosenberg v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1216.  On December 14, 2012, the first of three shareholder derivative complaints were filed against several of the Company’s current and former officers and directors.  These complaints make allegations similar to those presented in the consolidated class action lawsuits, but they also assert various state law causes of action, including claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading.  Each of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as a nominal defendant against whom no recovery is sought.  On February 26, 2013, the Court consolidated the Pikk and Rosenberg actions and assigned the caption In re ZAGG Inc. Shareholder Derivative Litigation, and on June 5, 2013, plaintiffs filed a consolidated complaint.  On April 4, 2014, the defendants moved to dismiss the consolidated complaint. On October 9, 2014, the Court entered an order granting dismissal of the consolidated complaint.

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

The Company establishes reserves when a particular contingency is probable and estimable. The Company has not accrued for any loss at September 30, 2014 in the consolidated financial statements as the Company does not consider a loss to be probable nor estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

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

Our Business

ZAGG Inc (“we,” “us,” “our,” “ZAGG,” or the“Company”) is headquartered in Salt Lake City, Utah, and has an international office located in Shannon, Ireland. The Company designs, produces, and distributes professional and premium creative product solutions such as InvisibleShield® screen protection, keyboards for tablet computers and mobile devices, keyboard cases, earbuds, mobile power solutions, cables, cases, Bluetooth speakers, and cleaning accessories for mobile devices under the ZAGG and InvisibleShield family of brands. In addition, the Company designs, produces, and distributes earbuds, headphones, Bluetooth speakers, Near-Field Audio amplifying speakers, cases, and cables for mobile devices under the iFrogz brand family in the fashion and youth oriented lifestyle sector.

We maintain our headquarters at 3855 South 500 West, Suites B, C, D, I, J, K, L, M, N, O, P, Q, R and S, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699. Our website addresses are www.zagg.com and www.ifrogz.com. Information contained on, or accessible through, our websites is not a part of, and is not incorporated by reference into this report.

Our Products

InvisibleShield – The “Protection” Brand

The InvisibleShield brand is focused on device protection. From protective screen film to cases, InvisibleShield screen protection offers customers a wide array of protection types and features, all with a lifetime guarantee.

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

ZAGG – The “Work” Brand

The ZAGG brand is for innovative and efficient, “tech-cessory” products. Our ZAGG products are designed to be professional, and feature premium design and materials that appeal to customers looking for the best possible mobile accessory solutions.

Keyboards

ZAGG Keyboards are designed to offer our customers an enhanced and innovative productivity experience. Since entering this category in 2010, ZAGG has continually reinvented its product line of keyboards, while also providing timely solutions for new devices released by Apple, Samsung, and other leading mobile device manufacturers. In addition to device specific keyboards and folio keyboard cases, ZAGG has produced a universal line of full size Bluetooth keyboards compatible with virtually any mobile operating system.

We expect to continue to innovate and expand our Bluetooth keyboard product lines as end users’ requirements evolve in this rapidly changing market segment.

Power

The ZAGGsparq family of power products enables users to reliably charge portable electronic devices while on the go or at home.

Audio

ZAGGAudio products were first released in late 2008, and continue to focus on innovation and superior value. Key ZAGGAudio products include the award-winning ZAGGsmartbuds and the ZRSix earbuds (featuring Reflective Acoustics™).

iFrogz – The “Play” Brand

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

Cases

iFrogz began manufacturing cases in 2006, initially for the Apple iPod. These unique cases were well received by the market due to their blend of fashion, quality, and design. Initially, all sales were online, but in early 2007 iFrogz began distributing its case products through large retailers and began more firmly establishing itself as a youthful and fashion-oriented brand. Since 2007, the iFrogz case offerings have expanded to include a wide array of sleek and stylish cases for new generations of Apple iPod, iPhone, iPad, and Samsung Galaxy smartphones and tablets.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (amounts in thousands, except per share data)

Net sales

Net sales for the quarter ended September 30, 2014, were $60,013 as compared to net sales of $49,869 for the quarter ended September 30, 2013, an increase of $10,144 or 20%.

The percentage of sales related to our key product lines for the three months ended September 30, 2014 and 2013, was approximately:

	Three months ended September 30, 2014	Three months ended September 30, 2013
Screen Protection	47%	47%
Keyboards	30%	28%
Audio	10%	14%

The percentage of sales related to our key distribution channels for the three months ended September 30, 2014 and 2013, was approximately:

	Three months ended September 30, 2014	Three months ended September 30, 2013
Indirect channel	90%	84%
Website	4%	8%
Mall cart and kiosk program	6%	8%

The increase in revenue comparing the three months ended September 30, 2014 to 2013 was primarily related to original equipment manufacturer (“OEM”) device launches during the third quarter of 2014 that were much more significant to the Company than the OEM device launches in the third quarter of 2013. In addition, the expansion of product assortments, and increased in-store merchandising and product displays at key retailers has resulted in increased sell through and overall demand for our products.

Gross profit

Cost of sales includes raw materials, finished goods purchased from manufacturers, inventory write-downs, packing materials, and shipping and fulfillment costs. Gross profit for the quarter ended September 30, 2014, was $9,164 or approximately 15% of net sales, compared to $22,101 or approximately 44% of net sales for the quarter ended September 30, 2013. The decrease in gross profit percentage is due to a significant inventory write-down of $9,644 for certain products expected to be sold below their carrying value and expedited freight charges incurred during the period to meet customer demand. It was determined during the period that the inventory write-down was necessary based on our experience selling excess inventory through discount channels during the late third quarter of 2014 and a major original equipment manufacturer (“OEM”) device launch during the third quarter of 2014 that impacted our ability to sell certain products above their carrying value.

Operating expenses

Total operating expenses for the quarter ended September 30, 2014, were $15,775, an increase of $110 from total operating expenses for the quarter ended September 30, 2013, of $15,665. The $110 increase was primarily attributable to an increases in depreciation expense and salaries and benefits expense due to increases in headcount and the partial accrual of the Company’s annual bonus (no bonus was accrued and paid related to 2013). These increases were partially offset by declines related to advertising and marketing expenses due to a reduction in less effective online advertising, and stock-based compensation expenses from less overall grants to employees. Despite the overall increase in net sales, the Company has worked to contain operating costs during 2014.

Income (loss) from operations

We reported a loss from operations of $(6,611) for the quarter ended September 30, 2014 compared to income from operations of $6,436 for the quarter ended September 30, 2013, a decrease of $13,047. The decrease in income from operations is primarily attributable to the significant inventory write-down for certain products expected to be sold below their carrying value and expedited freight charges incurred during the period to meet customer demand.

Other income (expense)

For the quarter ended September 30, 2014, total other income was $50 compared to other expense of $(821) for the quarter ended September 30, 2013. The change is primarily attributable to (1) the fact that no loss on equity-method investment was recorded during 2014 as the investment was changed from an equity-method to cost-method investment at December 31, 2013, and (2) a reduction in interest expense due to an overall reduction in outstanding debt.

Income taxes

We recognized an income tax benefit of $2,242 for the quarter ended September 30, 2014, compared to income tax expense of $2,431 for the quarter ended September 30, 2013. Our effective tax rate was 34% and 43% for the three months ended September 30, 2014 and 2013, respectively. Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, and the impact of our global tax strategy. During 2014, the consolidated net loss for the three month period combined with certain tax credits resulted in a net tax benefit different than our historical effective tax rate.

Net income (loss)

As a result of these factors, we reported a net loss of $(4,319) or $(0.14) per share on a fully diluted basis for the quarter ended September 30, 2014 compared to net income of $3,184 or $0.10 per share on a fully diluted basis for the quarter ended September 30, 2013.

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (amounts in thousands, except per share data)

Net sales

Net sales for the nine months ended September 30, 2014, were $159,170 as compared to net sales of $152,538 for the nine months ended September 30, 2013, an increase of $6,632 or 4%.

The percentage of sales related to our key product lines for the nine months ended September 30, 2014 and 2013, was approximately:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Screen Protection	40%	43%
Keyboards	34%	29%
Audio	14%	17%

The percentage of sales related to our key distribution channels for the nine months ended September 30, 2014 and 2013, was approximately:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Indirect channel	90%	85%
Website	5%	9%
Mall cart and kiosk program	5%	6%

The increase in revenue comparing the nine months ended September 30, 2014 to 2013 was primarily related to OEM device launches during the third quarter of 2014 that were much more significant to the Company than the OEM device launches in third quarter of 2013. In addition, the expansion of product assortments, and increased in-store merchandising and product displays at key retailers has resulted in increased sell through and overall demand for our products.

Gross profit

Cost of sales includes raw materials, finished goods purchased from manufacturers, inventory write-downs, packing materials, and shipping and fulfillment costs. Gross profit for the nine months ended September 30, 2014, was $43,729 or approximately 27% of net sales, as compared to $62,634 or approximately 41% of net sales for the nine months ended September 30, 2013. The decrease in gross profit percentage is due to a significant inventory write-down of $9,644 during the third quarter of 2014 for certain products expected to be sold below their carrying value, the product mix shift with screen protection making up a smaller percentage of overall sales compared to prior periods, and expedited freight charges incurred during the third quarter to meet customer demand. It was determined that the inventory write-down was necessary based on our experience selling excess inventory through discount channels during the late third quarter of 2014 and a major OEM device launch during the third quarter of 2014 that impacted our ability to sell certain products above their carrying value.

Operating expenses

Total operating expenses for the nine months ended September 30, 2014, were $46,821, a decrease of $1,955 from total operating expenses for the nine months ended September 30, 2013, of $48,776. The $1,955 decrease was primarily attributable to declines related to advertising and marketing expenses due to a reduction in less effective online advertising, and stock-based compensation expenses from less overall grants to employees. These declines were partially offset by an increase in salaries and benefits expense due to increases in headcount and the partial accrual of the Company’s annual bonus (no bonus was accrued and paid related to 2013).

Income (loss) from operations

We reported a loss from operations of $(3,092) for the nine months ended September 30, 2014 compared to income from operations of $13,858 for the nine months ended September 30, 2013, a decrease of $16,950. The decrease in income is primarily attributable to a significant inventory write-down for certain products expected to be sold below their carrying value, the product mix shift with screen protection making up a smaller percentage of overall sales in the period compared to prior periods, and expedited freight charges incurred during the third quarter to meet customer demand.

Other income (expense)

For the nine months ended September 30, 2014, total other income was $80 compared to other expense of $(2,462) for the nine months ended September 30, 2013. The change is primarily attributable to (1) the fact that no loss on equity-method investment was recorded during 2014 as the investment was changed from an equity-method to cost-method investment at December 31, 2013, and (2) a significant reduction in interest expense due to an overall reduction in outstanding debt.

Income taxes

We recognized an income tax benefit of $473 for the nine months ended September 30, 2014, compared to income tax expense of $4,562 for the nine months ended September 30, 2013. Our effective tax rate was 16% and 40% for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, and the impact of our global tax strategy. During 2014, the consolidated net loss for the nine month period combined with certain tax credits resulted in a net tax benefit different than our historical effective tax rate.

Net income (loss)

As a result of these factors, we reported a net loss of $(2,539) or $(0.08) per share on a fully diluted basis for the nine months ended September 30, 2014 compared to net income of $6,834 or $0.22 per share on a fully diluted basis for the nine months ended September 30, 2013.

Liquidity and Capital Resources (in thousands)

At September 30, 2014, our principle sources of liquidity were cash generated by operations, cash on-hand, and an open Line of Credit with Wells Fargo. Our principle uses of cash have been to fund working capital requirements, make payments on outstanding debt, fund capital expenditures, and purchase shares of ZAGG Inc common stock.

Cash and cash equivalents on-hand decreased to $7,104 on September 30, 2014, from $15,031 on December 31, 2013, a decrease of $7,927. The decrease in cash is largely the result of positive cash from operations during the first three quarters of 2014, offset by $16,730 in net payments on the Line of Credit and $2,488 in cash used to purchase treasury stock during the first quarter of 2014. Earnings from foreign operations are considered permanently re-invested and of the $7,104 cash balance on September 30, 2014, cash from foreign entities totaled $6,556, which constituted 92% of the total cash and cash equivalents balance.

Accounts receivable at September 30, 2014 were $55,104, as compared to $46,591 million at December 31, 2013. Day’s sales outstanding (“DSOs”) at September 30, 2014 were 84.5 compared to 64.2 at December 31, 2013. The increase in DSOs is due to the significant increase in sales near the end of the quarter from normal seasonality and a major OEM launch at the end of September 2014.

At September 30, 2014, we had working capital of $67,189 compared to $83,385 as of December 31, 2013. The decrease is primarily attributable to the $16,730 in net payments on the Line of Credit and $2,488 in cash used to purchase treasury stock during the first quarter of 2014. These decreases were partially offset by positive cash flow from operating activities.

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

The Amendment retains the $60,000 revolving line of credit facility (“Line of Credit”) and extends the maturity date from December 1, 2014 to December 1, 2015. At the time of the Amendment, the $18,000 outstanding on the original $24,000 term loan was paid in full utilizing proceeds from the Line of Credit. In addition, the Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $5,000. During the three and nine months ending September 30, 2014 and 2013, the Company did not issue any standby commercial letters of credit.

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

For the three and nine months ended September 30, 2014, $23 and $67, respectively, in unused line fees had been incurred and was included as a component of interest expense in the consolidated statement of operations. For the three and nine months ended September 30, 2013, $22 and $59, respectively, in unused line fees had been incurred and was included as a component of interest expense in the consolidated statement of operations.

At September 30, 2014 and 2013, the weighted average interest rate on all outstanding borrowings under the Line of Credit was 1.00% and 1.63%, respectively. At September 30, 2014 and 2013, the effective interest rate was 1.11% and 2.31%, respectively.

The Company originally incurred and capitalized $238 of direct costs related to the establishment of the Credit Agreement. For the three and nine months ended September 30, 2014, the Company amortized $17 and $49, respectively of these loan costs, which is included as a component of interest expense in the consolidated statement of operations. For the three and nine months ended September 30, 2013, the Company amortized $30 and $90, respectively of these loan costs, which is included as a component of interest expense in the consolidated statement of operations.

The Company amortizes deferred loan costs under the straight-line method. The carrying value of deferred loan costs at September 30, 2014 and December 31, 2013, was $77 and $126, respectively, and is included as a component of noncurrent other assets in the consolidated balance sheet.

The Company is subject to a number of financial and non-financial debt covenants under the Credit Agreement. At September 30, 2014, the Company obtained a debt covenant waiver from Wells Fargo related to the financial debt covenant in the Credit Agreement that require that the Company achieve a balance of Adjusted EBITDA (as defined in the Credit Agreement) of not less than $30,000 at quarter-end calculated on a rolling four quarter basis (the Company achieved less than the $30,000 requirement for the September 30, 2014 covenant calculation).

In addition, subsequent to September 30, 2014, the Company and Wells Fargo agreed to amend the Credit Agreement (“2014 Amendment”). The 2014 Amendment (1) reduces the Line of Credit facility from $60,000 to $25,000, (2) revises the Adjusted EBITDA covenant such that the new covenant requires the Company to achieve Adjusted EBITDA of not less than $15,000 on a rolling four quarter basis at December 31, 2014, $17,500 at March 31, 2015, $20,000 at June 30, 2015, and $30,000 at September 30, 2015; and (3) adjusts the asset test ratio covenant such that inventory can only constitute $12,500 of the assets included in the calculation and increases the minimum threshold from 1.70 to 2.00. The Company expects to be compliant with the updated covenants throughout the remaining term of the Credit Agreement. Given this, at September 30, 2014, the Company was in compliance with all covenants associated with the Credit Agreement (see additional discussion in Item 5 – Other Information of Part II).

Payment in full under the Credit Agreement is due on December 1, 2015. At September 30, 2014, the balance on the line of credit was $813.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of September 30, 2014:

	Payments on Debt	Interest on Debt	Operating Leases	Total contractual obligations
Remaining 2014	$—	$2	$319	$321
2015	813	8	815	1,636
2016	—	—	696	696
2017	—	—	302	302
2018 and thereafter	—	—	—	—
Total	$813	$10	$2,132	$2,955

(1)	Unrecognized uncertain tax benefits of $443 are not included in the table above as we are not sure when the amount will be paid.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Our management, with the participation of the principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective and were designed to provide reasonable assurance that information required to be included in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

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

During the second quarter of 2014, the Company began the process of transitioning to RR Donnelley as the Company’s new global supply chain provider and that transition is still ongoing. RR Donnelley has been engaged to perform warehousing, inventory receipt, order fulfillment, and shipping services for the Company. If the Company does not effectively manage the transition of its global supply change management functions to RR Donnelley, or RR Donnelley does not adequately perform the services it has been engaged to provide, inventory receipts may be delayed, order fulfillment could be disrupted, supply chain expenses may increase, and customer relationship may be harmed, resulting in a disruption to the Company’s operations and decreased profitability.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (dollars and shares in thousands)

There were no unregistered sales of equity securities during the third quarter of 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On November 4, 2014, the Company and Wells Fargo agreed to amend the Credit Agreement. The 2014 Amendment (1) reduces the Line of Credit facility from $60,000 to $25,000, (2) revises the Adjusted EBITDA covenant such that the new covenant requires the Company to achieve Adjusted EBITDA of not less than $15,000 on a rolling four quarter basis at December 31, 2014, $17,500 at March 31, 2015, $20,000 at June 30, 2015, and $30,000 at September 30, 2015; and (3) adjusts the asset test ratio covenant such that inventory can only constitute $12,500 of the assets included in the calculation and increases the minimum threshold from 1.70 to 2.00. The Company expects to be compliant with the updated covenants throughout the remaining term of the Credit Agreement. Given this, at September 30, 2014, the Company was in compliance with all covenants associated with the Credit Agreement.

Item 6.	Exhibits

a.	Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit No.	Description of Exhibit

10.1	Second Amendment to Credit Agreement and Waiver of Default

10.2	Second Modification of Promissory Note

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZAGG INC

Date: November 5, 2014	/s/ RANDALL L. HALES
Randall L. Hales,
Chief Executive Officer, President, & Director
(Principal executive officer)

Date: November 5, 2014	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer
(Principal financial officer)

