Form 10-K
period 2014-12-31
ZAGG Inc
filed 2015-03-10
CIK 1296205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014, was $125,589,981. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares of the Registrant’s common stock outstanding as of March 3, 2015, was 29,457,365.

ZAGG INC

FISCAL YEAR ENDED DECEMBER 31, 2014

FORM 10-K

ii

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

ITEM 1. BUSINESS

Our Business

ZAGG Inc (“we,” “us,” “our,” “ZAGG,” or the“Company”) is headquartered in Salt Lake City, Utah, and has an international office located in Shannon, Ireland. The Company designs, produces, and distributes professional and premium creative product solutions including screen protection, keyboards for tablet computers and mobile devices, keyboard cases, earbuds, mobile power solutions, cables, and cases under the ZAGG and InvisibleShield brands. In addition, the Company designs, produces, and distributes earbuds, headphones, mobile power solutions, Bluetooth speakers, cases, and cables for mobile devices under the iFrogz brand in the fashion and youth oriented lifestyle sector.

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

Our Products

InvisibleShield – The “Protection” Brand

The InvisibleShield brand is focused on device protection. From protective film and glass to cases, InvisibleShield device protection products offer customers a wide array of protection types and features, all with a lifetime guarantee.

Our films were developed originally to protect the leading edge of rotary blades on military helicopters. Through constant innovation, we continue to formulate new films that are designed to offer the highest standards in self-healing, scratch protection, and impact protection. We also continue to innovate customer installation methods like our patented Easy Apply Double Tabs.

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

We intend to continue to innovate our line of InvisibleShield products in future periods in response to market changes.

ZAGG – The “Work” Brand

The ZAGG brand stands for innovative and efficient, “tech-cessory” products. Our ZAGG products are designed to be professional, and feature premium design and materials that appeal to customers looking for the best possible mobile accessory solutions.

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

Power

ZAGGsparq portable batteries are designed to charge any device that utilizes a USB, including smartphones, tablets, handheld gaming systems, and digital cameras. The ZAGGsparq family has been constructed with built-in prongs that allow the device to double as a wall charger, eliminating the need for an extra power adapter. ZAGGsparq models contain Lithium Polymer batteries and are polycarbonate to reduce damage from wear and tear.

iFrogz – The “Play” Brand

The iFrogz brand stands for fun, clever, and youthful mobile accessory products. The brand has had success in a variety of categories with large retailers in and outside of the United States. iFrogz became part of the ZAGG family in 2011.

Audio

In 2007, iFrogz released its first audio products under the EarPollution product line. The eclectic selection of earbuds and headphones specifically targeted a younger demographic, but still appealed to a wide spectrum of consumers. Since the initial launch of the EarPollution™ audio line, iFrogz has continued to innovate and expand its headphone and earbud products to include offerings for all ages under both the EarPollution and iFrogz brands.

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

2015 International Consumer Electronics Show

The annual International Consumer Electronics Show (CES) provides the Company the opportunity to introduce new creative product solutions to the market. At the 2015 CES, the Company highlighted three new key product offerings:

•	InvisibleShield HDX – The InvisibleShield HDX is designed as an advanced, premium film that combines three times shatter protection with an ultra-clear finish for a thin film that provides protection from inevitable drops and scratches. The InvisibleShield HDX has been designed with EZ Apply™ tabs, a moisture-free application method which provides the easiest application on the market. The InvisibleShield HDX is available online now at ZAGG.com or through ZAGG retail partners.
•	ZAGG Pocket – Delivering over 85% the size of a desktop keyboard, the ZAGG Pocket keyboard is designed to maintain fast, natural typing and then folds into a compact protective travel size case that easily fits into pockets and purses. Unlike other portable keyboards, the ZAGG Pocket is designed to fold between lines of keys to preserve comfortable spacing to help users get more done. The ZAGG Pocket is available online now at ZAGG.com or through ZAGG retail partners.
•	ZAGG Speaker Case – The ZAGG Speaker Case is designed as a protective smartphone case for the Apple iPhone 6 that features a removable Bluetooth speaker. The ZAGG Speaker Case is perfect for boosting music, conference calls, videos and games. The Speaker Case also features an 1800mAh backup battery, which can provide up to 8 hours of additional talk time, and can be shared with a friend. The ZAGG Speaker Case will be available in late Q1 2015.

Strategy

At ZAGG, our focus is to (1) design creative product solutions for users of mobile devices, (2) sell these products to consumers through global distribution partners and online, and (3) become the preferred brand through emphasizing innovation and product-quality, providing excellent customer service, and focusing on the end-users’ experience with our products. We focus our corporate, team, and individual goals to accomplish this overall corporate strategy.

We plan to continue to expand our product offerings, including entering new product categories, and entering new domestic and global markets that we believe will be consistent with our overall corporate strategy.

Design and Packaging

We design our InvisibleShield products for application on thousands of specific electronic devices. Our logistics partners acquire precision-cut raw materials from exclusive third-party suppliers. These precision-cut InvisibleShields either use the Easy Apply Double Tabs installation or are packaged with an installation kit consisting of a moisture adhesive-activating solution, a squeegee, and instructions for application on specific electronic devices. We have established relationships with package assembly, shipping, and logistics companies worldwide that we expect will allow us to expand our InvisibleShield production and shipping capacity as we continue to grow and enter new markets.

We also customize each InvisibleShield cut design for the specific electronic device and currently have thousands of unique designs. Each cut design is developed internally and is owned exclusively by us. We do not own the patent for the base materials, which is held by our exclusive supplier. Our supplier has contractually agreed to not sell the base materials to any of our competitors. We believe that our relationship with the manufacturer of the raw material is on excellent terms and anticipate no interruption in our ability to acquire adequate supplies of raw materials and produce products.

For all ZAGG products, we design the exterior packaging to ensure it is consistent with the overall marketing strategy and is consistent with the desires of our major retailer partners. We have designed the hard plastic and cardboard box packaging to be informative and attractive for point-of-sale displays. We outsource the production of packaging to various independent third parties.

We manufacture our other mobile device accessories (keyboards, keyboard cases, audio products, cases, power solutions, and other accessories) using third party contract manufacturers located primarily in Asia. We have established relationships with third-party manufacturers, package assembly, warehousing, shipping, and logistics companies that allow us to expand our accessories production and shipping capacity as we continue to grow our current customer base and enter new markets.

Market for Products

Portable electronic devices, notably handheld devices, continue to advance in performance and functionality. Furthermore, the market is expanding as evidenced by continued innovative new product releases, particularly in tablets and smartphones. Correspondingly, the aesthetics of such devices are increasingly important as buyers typically consider the look and feel of such devices, as much as performance, in making their purchasing decisions.

As a result, an industry and significant market has emerged for (1) protecting portable electronic devices, notably the “high end” tablet and smartphone devices, and (2) enhancing the consumer experience with accessories for mobile electronic devices.

We sell each of our product lines to consumers of electronic and hand-held devices directly via our websites and other key online e-tailers, and through our distributors and retail partners. We sell a significant amount of product for use on Apple’s iPad, iPhone, and iPod devices; Samsung’s Galaxy smartphones and tablets; and Microsoft Surface tablets, though we have experienced continued diversification as other manufacturers’ presence in the market has increased.

In addition to Apple and Samsung, the handheld electronics industry has continued to market and develop devices with touch screen interfaces, and several major manufacturers, including Motorola, Dell, Lenovo, Blackberry, Xiaomi, and HTC continue to release innovative products each year. The InvisibleShield is the ideal device protection offering for all types of gadgets, in particular touch-screen devices, as it does not interfere with the functionality of the device while offering complete scratchproof protection. Our keyboard product line is ideal for tablet and smartphone users as the product line includes keyboards that are both device specific and device agnostic, which are compatible with many tablet and smart phone devices. In addition our ZAGGaudio and iFrogz Audio product lines offer excellent enhancement to any mobile device. We will continue to focus our marketing and innovation efforts around these types of product solutions that protect and enhance mobile devices.

Market Segments

With thousands of InvisibleShield products/product configurations available, we have a protective covering for all major market segments of handheld electronic devices, including: smartphones, tablets, MP3 players, notebook computers, laptops, gaming devices, GPS devices, watch faces, and similar devices and surfaces. We intend to continue to configure the InvisibleShield product for use in newly developed consumer devices. The InvisibleShield can be quickly configured, packaged, and shipped to customers for new devices as they enter the consumer marketplace, making the InvisibleShield available for purchase at the time of or within days of the launch of new electronic devices. In addition, InvisibleShield On Demand makes it possible for retailers to have an InvisibleShield available on the launch date for all device releases.

One of the fastest growing market segments is the tablet and smartphone segment. Most often, smartphone and tablet buyers are drawn to these devices by their elegant design, as well as their easy-to-use functionality. However, everyday use often mars the finish of the devices’ screen and other areas that receive wear and tear. The InvisibleShield and iFrogz cases offer excellent device protection, while not impeding the form or functionality of the smart phones and tablets, and do not inhibit the touch sensitivity for smartphones and tablets with touch screen technology. Further, our keyboard line provides a professional and innovative solution to interact with tablets and smartphones.

As sales of electronics continue to grow, we anticipate that sales of our complementary accessory products will continue to grow, as well. The largest areas of our market opportunities relate to sales of smartphones and tablets. According to public filings, over 63.3 million iPads and 192.6 million iPhones were sold by Apple during 2014. Management believes that ZAGG is positioned to serve market needs within this industry with our multiple products lines that include device protection, keyboards and keyboard cases, audio, mobile power, and protective cases.

Marketing and Distribution

Domestically, we sell our products on our websites, to big box electronics retailers, to distributors, and to franchisees that own and operate kiosks and ZAGG branded stores in shopping malls and retail centers. In addition, our products are available for sale worldwide via our websites and through retailers and distributers we have partnered with from our subsidiary in Shannon, Ireland. Currently we advertise our products primarily on the Internet, through magazine ads, through print advertisements in conjunction with our retail partners, and through point of sale displays at retail locations. We intend to continue to strategically expand our advertising activities in 2015, particularly through interactive displays within retailers. We are also seeking to create strategic partnerships with makers of smartphones and tablets, electronic accessories, and mobile content providers to enhance our product offerings.

Indirect Channels (amounts in thousands)

We sell our products through indirect channels including big box retailers, domestic and international distributors, independent Apple retailers, university bookstores, and small independently owned consumer electronics stores. For the year ended December 31, 2014, we sold approximately $235,789 of product, or approximately 90% of our overall net sales for 2014. We require indirect channel partners to enter into a reseller agreement with us.

We continue to sell directly to retailers or through distributors to market and place our products for sale in the United States and abroad. We have entered into distribution agreements with partners throughout the world for the marketing, distribution and sale of our products.

Website Sales (amounts in thousands)

We sell our products worldwide directly to consumers on our websites at www.ZAGG.com and www.iFrogz.com. For the year ended December 31, 2014, we sold approximately $12,741 of product, or approximately 5% of our overall net sales for 2014. The URLs are included here as inactive textual references. Information contained on, or accessible through, our websites are not part of, and are not incorporated by reference into, this Annual Report on Form 10-K.

Franchisees (amounts in thousands)

We sell our products to franchisees that operate kiosks and ZAGG branded stores in shopping malls and retail centers. We enter into agreements with these franchisees who then purchase the products and resell them to consumers. For the year ended December 31, 2014, we sold approximately $13,055 of product, or approximately 5% of our overall net sales for 2014, through franchisees and our corporate owned mall carts. Third party franchisees are required to enter into a standard franchise agreement with us wherein we charge an up-front fee that is recognized into revenue over the life of the franchise term. For the year ended December 31, 2014, we recognized $0.2 million in net sales related to these agreements.

Company Organization

Our operations are divided into two operating groups: ZAGG Domestic, which serves customers in the United States and Canada, and ZAGG International, which serves customers throughout the rest of the world. Both ZAGG Domestic and ZAGG International are organized with sales, marketing, eCommerce, operations, product development and management, and general and administration functional departments. Although ZAGG Domestic and ZAGG International operated in different locations, the product offerings are the same, as are the manufacturers, distribution channels, and type of customer. For these and other reasons, we consider ZAGG Domestic and ZAGG International a single reporting segment under US generally accepted accounting principles (“US GAAP”).

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

ZAGG owns thousands of InvisibleShield protective film designs for protecting a variety of consumer electronic devices. New designs are routinely added to ZAGG’s portfolio to accommodate the newest electronic devices on the market.

Additionally and as described in detail below, ZAGG is the owner of numerous trademarks for use in connection with its goods and services. ZAGG has filed formal applications for a variety of trademarks, and has further secured trademark registrations for many of its trademarks in both the U.S. and in foreign countries.

ZAGG has strategically developed relationships and often exclusive agreements with a number of third party vendors and suppliers. ZAGG’s long-standing relationship with its raw material suppliers and its manufacturers expands the scope of potential intellectual property protection available to ZAGG, including development of innovative solutions for protective films. These relationships also provide ZAGG with a reasonable expectation that it will be able to supply customers with products long into the future.

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

Patents and Trademarks

The Company currently holds rights to patents relating to certain aspects of its products. The Company has registered or has applied for trademarks in the U.S. and a number of foreign countries. Although the Company believes the ownership of such patents and trademarks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel.

The Company regularly files patent applications to protect innovations arising from its research, development and design, and is currently pursuing a number of patent applications. Over time, the Company has accumulated a portfolio of issued patents. No single patent or trademark is solely responsible for protecting the Company’s products. The Company believes the duration of its patents is adequate relative to the expected lives of its products.

Because of technological changes in the industries in which the Company competes, current extensive patent coverage and the rapid rate of issuance of new patents, it is possible that certain components of the Company’s products may unknowingly infringe existing patents or intellectual property rights of others. From time to time, the Company has been notified that it may be infringing certain patents or other intellectual property rights of third parties.

Employees

We have 163 full-time employees and 57 part-time employees (total of 220), including our management team. 200 of our employees are located in the United States and support the operations of ZAGG Domestic, while there are 20 employees located in Ireland to support our ZAGG International operations. No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes. We believe our relationship with our employees is good.

Our Corporate History

Prior to March 2007, the Company was known as ShieldZone Corporation. However, at that time, the Company changed its name from ShieldZone Corporation to ZAGG Incorporated to better position the Company to become a large enterprise in the electronics’ accessories industry through organic growth and through making targeted acquisitions. The ShieldZone name was very specific to the screen protection product line, and although screen protection is a core product line, the name change has brought the Company the opportunity to add new products to its product offering. During 2011, the Company changed its name from ZAGG Incorporated to ZAGG Inc.

In June 2011, ZAGG acquired 100% of the outstanding shares of iFrogz, which further diversified the existing ZAGG product line, particularly for audio and protective case accessories.

The Company designs, produces, and distributes professional and premium creative product solutions including screen protection, keyboards for tablet computers and mobile devices, keyboard cases, earbuds, mobile power solutions, cables, and cases under the ZAGG and InvisibleShield brands. In addition, the Company designs, produces, and distributes earbuds, headphones, mobile power solutions, Bluetooth speakers, cases, and cables for mobile devices under the iFrogz brand in the fashion and youth oriented lifestyle sector.

ZAGG intends to continue to identify complimentary proven products and companies that fit the ZAGG growth strategy.

Seasonal Business

The Company has historically experienced increased net sales in its fourth fiscal quarter compared to other quarters in its fiscal year due to increased holiday seasonal demand. This historical pattern should not be considered a reliable indicator of the Company’s future sales or financial performance.

In addition, the Company has historically been positively impacted near the time of major device launches by Apple and Samsung. We expect major device launches to continue to positively impact our operations during 2015 and beyond.

ITEM 1A. RISK FACTORS

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to our Financial Condition

If we are unable to maintain our line of credit facility, we could face a deficiency in our short term cash needs that would negatively impact our business (amounts in thousands).

On December 23, 2014, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into the Third Amendment to Credit Agreement (“Third Amendment”), which modified the original Credit Agreement entered into between the Company and Wells Fargo on December 7, 2012 (“Credit Agreement”) and all subsequent amendments to the Credit Agreement (First Amendment to the Credit Agreement entered into on December 20, 2013 and Second Amendment to the Credit Agreement entered into on November 4, 2014).

The Third Amendment provides $25,000 revolving line of credit (“Line of Credit”) and extended the maturity date from December 1, 2015 to December 1, 2016. As of December 31, 2014, the total balance outstanding on the line of credit was zero.

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

Our obligations under the Credit Agreement are secured by all or substantially all of the Company’s assets and the majority of the equity in foreign subsidiaries. Under the Credit Agreement we are subject to specified affirmative covenants customary for loans of this type, including but not limited to the obligations to maintain adequate accounting records in accordance with US GAAP; preserve and maintain all licensees, permits, and other governmental compliance; maintain adequate insurance; ensure facilities are kept in good repair; maintain our principal depository bank account with Wells Fargo; provide various notices to Wells Fargo; and deliver financial statements to Wells Fargo. We are also subject to certain negative covenants customary for loans of this type, including but not limited to prohibitions against certain mergers and acquisitions, pledging assets collateralized under the Credit Agreement, making financial or other guarantees, certain management and ownership changes, the imposition of additional liens on collateral or other of our assets, and prohibitions against additional indebtedness.

Failure to comply with the restrictive covenants in our Line of Credit could accelerate the repayment of any debt outstanding under the Credit Agreement. Additionally, as a result of these restrictive covenants, we may be at a disadvantage compared to our competitors that have greater operating and financing flexibility than we do.

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

We may not generate sufficient cash flow from operations to service and repay our debt and related obligations and have sufficient remaining funds to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry, which would have a material adverse effect on our operations. As of December 31, 2014, the total amount outstanding on the Line of Credit was zero.

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

However, if we are not able to continually innovate and introduce new products that achieve consumer acceptance, our sales and profit margins may decline. Our revenues and profitability will depend on our ability to maintain existing and generate additional customers and develop new products. A reduction in demand for our existing products would have a material adverse effect on our business. The sustainability of current levels of our business and the future growth of such revenues, if any, depends on, among other factors:

•	the overall performance of the economy and discretionary consumer spending,
•	competition within key markets,
•	continued customer acceptance of our products,
•	customer acceptance of newly developed products, and
•	the demand for other products and services.

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

Our manufacturing partners acquire substantially all of the raw materials that we use in our products from a limited number of suppliers. Accordingly, we can give no assurance that:

•	our supplier relationships will continue as presently in effect,
•	our suppliers will not become competitors,
•	our suppliers will be able to obtain the components necessary to produce high-quality, technologically-advanced products for us,
•	we will be able to obtain adequate alternatives to our supply sources should they be interrupted,
•	if obtained, alternatively sourced products of satisfactory quality would be delivered on a timely basis, competitively priced, comparably featured or acceptable to our customers, and
•	our suppliers will have sufficient financial resources to fulfill their obligations.

Our inability to procure sufficient quality and quantities of products that are in demand could reduce our profitability and have a material adverse effect on our relationships with our customers. If any of our supplier relationships are terminated or interrupted, we could experience an immediate or long-term supply shortage, which could have a material adverse effect on our business.

Because we do not internally develop the technology for a number of our key products, including the InvisibleShield film products, the impact of technological advancements may cause profit margin erosion and adversely impact our profitability and inventory value.

Because we do not internally develop the technology for a number of our key products, including the InvisibleShield film products, we cannot provide assurance that we will be able to source technologically advanced products in order to remain competitive. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining profit margins and inventory obsolescence. Because we maintain a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.

Our estimates of excess and obsolete inventory may prove to be inaccurate, in which case the net realizable value for excess and obsolete inventory may be understated or overstated. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and operating results. During the third quarter 2014, the Company recorded a $9,600 write-down of inventory related to inventory items expected to be sold below their carrying value.

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

Similarly, although we intend to continue to configure the screen protection, keyboards, audio, cases, and other product lines for new products and devices, there can be no guarantee that we will be able to either match the demand for our products as new devices and products are introduced, or that purchasers of such devices and products will want to purchase our products for use in connection with them. Any limitation in our ability to match demand or gain market acceptance of our products in connection with new devices and products could have a material adverse effect on our business.

Breaches of our information technology systems may materially damage business partner and customer relationships, curtail or otherwise adversely impact access to online stores, or subject the Company to significant reputational, financial, legal and operational consequences.

Our business requires that the Company use and store customer, employee and business partner personally identifiable information (“PII”), which may include, among other information, names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and payment account information. The Company requires user names and passwords in order to access its information technology systems. The Company also uses encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to Company data or accounts. As with all companies, these security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities. For example, third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. To help protect customers and the Company, the Company monitors accounts and systems for unusual activity and may freeze accounts under suspicious circumstances, which may result in the delay or loss of customer orders.

The Company devotes significant resources to network security, data encryption and other security measures to protect its systems and data, but these security measures cannot provide absolute security. To the extent the Company was to experience a breach of its systems and was unable to protect sensitive data, such a breach could materially damage business partner and customer relationships, and curtail or otherwise adversely impact access to online stores and services. Moreover, if a computer security breach affects the Company’s systems or results in the unauthorized release of PII, the Company’s reputation and brand could be materially damaged, use of the Company’s products and services could decrease, and the Company could be exposed to a risk of loss or litigation and possible liability. While the Company maintains insurance coverage that, subject to policy terms and conditions and subject to a significant self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.

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

Mobile electronic devices typically have relatively short life cycles. We may be left with obsolete inventory if we do not accurately project the life cycle of different mobile electronic devices. The charges associated with reserving slow-moving or obsolete inventory as a result of not accurately estimating the useful life of mobile electronics could negatively impact the value of our inventory, and operating results.

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

Our success depends on the skills, experience and performance of key members of our management team including Randy Hales, our President and CEO; Brandon T. O’Brien, our CFO; and Steve Tarr, our COO. Although we have employment agreements with these individuals, were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital. We can provide no assurance that we could find satisfactory replacements for these key executive officers at all, or on terms that would not be unduly expensive or burdensome to the Company. Although we routinely issue equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

Three of our retailers, Best Buy, Walmart, and AT&T, account for a significant amount of our net sales, and the loss of, or reduced purchases from, these or other retailers could have a material adverse effect on our operating results.

In 2014, Best Buy, Walmart, and AT&T accounted for 30%, 11%, and 11%, respectively of our net sales. We do not have long-term contracts with any of our retailers, including Best Buy, Walmart, and AT&T, and all of our retailers generally purchase from us on a purchase order basis. As a result, these retailers generally may, with little or no notice or penalty, cease ordering and selling our products, or materially reduce their orders. If certain retailers, including Best Buy, Walmart, or AT&T, cease selling our products, slow their rate of purchase of our products, or decrease the number of products they purchase, our results of operations would be adversely affected.

We may be adversely affected by the financial condition of our retailers and distributors.

Some of our retailers and distributors have experienced financial difficulties in the past. A retailer or distributor experiencing such difficulties will generally not purchase and sell as many of our products as it would under normal circumstances and may cancel orders. In addition, a retailer or distributor experiencing financial difficulties generally increases our exposure to uncollectible receivables. We extend credit to our retailers and distributors based on our assessment of their financial condition, without requiring collateral. While such credit losses have historically been within our estimated reserves for allowances for bad debts, we cannot assure that this will continue to be the case. Financial difficulties on the part of our retailers or distributors could have a material adverse effect on our results of operations and financial condition. As of December 31, 2014, Best Buy and AT&T accounted for 48% and 14%, respectively, of accounts receivable. Both accounts are presently being paid on terms satisfactory to us.

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

Our quarterly results may fluctuate quarter to quarter as a result of market acceptance of our products, the sales mix, changes in pricing, the timing of inventory write downs, changes in the cost of materials, the use of airfreight to transport products, the incurrence of other operating costs and factors beyond our control, such as general economic conditions and actions of competitors. We are also affected by seasonal buying cycles of consumers, such as the holiday season, and the introduction of popular consumer electronics, such as a new introduction of products from Apple, Samsung, Microsoft, HTC, Blackberry, and others. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.

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

We have been, are currently, and may in the future be the subject of various lawsuits and proceedings. In September 2012, we and certain of our current and former officers and directors were named as defendants in two putative class action lawsuits. The plaintiffs in the putative class action lawsuits claim that as a result of Robert G. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as our CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 7, 2014, the Court entered an order granting the Company’s motion to dismiss the consolidated complaint. On February 25, 2014, plaintiffs filed a notice of appeal. On June 17, 2014, plaintiffs filed their opening appellate brief appealing the Courts decision with respect to some of their claims. The appeal is now pending in the U.S. Court of Appeals, Tenth Circuit. The Tenth Circuit heard oral argument for the appeal on January 22, 2015.

Additionally, in December 2012, the first of three shareholder derivative actions was filed against several of our current and former officers and directors. These complaints make allegations similar to those presented in the putative class action lawsuits, but they also assert various state law causes of action, including claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading. On April 4, 2014, ZAGG moved to dismiss the complaints and on October 9, 2014, the Court entered an order granting dismissal of the complaints. However, on January 8, 2015, plaintiffs filed a notice of appeal, and the appeal is now pending in the U.S. Court of Appeals, Tenth Circuit.

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

We intend to return our business to growth by expanding our sales and product development organizations. Any growth in or expansion of our business is likely to place a strain on our management and administrative resources, infrastructure, and information systems. As with other growing businesses, we expect that we will need to refine and expand our business development capabilities, our systems and processes, and our access to financing sources. We also will need to hire, train, supervise, and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We provide assurance that we will be able to:

■	expand our systems effectively or efficiently or in a timely manner;
■	allocate our human resources optimally;
■	meet our capital needs;
■	identify and hire qualified employees or retain valued employees; or
■	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States accounted for approximately 10% of our net sales in fiscal 2014. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;
•	exchange controls;
•	changes in regulatory requirements;
•	changes in a specific country's or region's political or economic conditions;
•	tariffs, other trade protection measures and import or export licensing requirements;
•	potentially negative consequences from changes in tax laws or application of such tax laws;
•	difficulty in staffing and managing widespread operations;
•	changing labor regulations;
•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;
•	different regimes controlling the protection of our intellectual property;
•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions; and
•	restrictions on our ability to repatriate dividends from our subsidiaries.

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

In 2015, management intends to expand our advertising with more inter-active displays within retailers and to continue our marketing efforts relating to existing products and potential new product introductions. However, there can be no guarantee that such increased advertising or marketing efforts and strategies will result in increased sales.

If the Company does not effectively manage its global supply chain management functions with RR Donnelley, or RR Donnelley does not adequately perform the supply chain management services it has been engaged to provide, inventory receipts may be delayed, order fulfillment could be disrupted, supply chain expenses may increase, and customer relationships may be harmed, resulting in a disruption to the Company’s operations and decreased profitability.

During the second and third quarters of 2014, the Company transitioned to RR Donnelley as the Company’s new global supply chain provider. RR Donnelley has been engaged to perform warehousing, inventory receipt, order fulfillment, and shipping services for the Company. If the Company does not effectively manage its global supply chain management functions to RR Donnelley, or RR Donnelley does not adequately perform the services it has been engaged to provide, inventory receipts may be delayed, order fulfillment could be disrupted, supply chain expenses may increase, and customer relationships may be harmed, resulting in a disruption to the Company’s operations and decreased profitability.

Risks Related to the Company’s Securities

Because the price of our common stock has been, and may continue to be, volatile, our shareholders may not be able to resell shares of our common stock at or above the price paid for such shares.

The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which may make our common stock unsuitable for some investors. For example, for the two years ended December 31, 2014, the closing price of our common stock ranged from a high of $7.87 to a low of $3.67 per share. At times, the fluctuations in the price of our common stock may have been unrelated to our operating performance. The price of our common stock may also have been influenced by:

•	fluctuations in our results of operations or the operations of our competitors or customers;
•	the aggregate amount of our outstanding debt and perceptions about our ability to make debt service payments;
•	failure of our results of operations and sales revenues to meet the expectations of stock market analysts and investors;
•	perceived reductions in demand or expectations regarding future demand by our customers;
•	changes in stock market analyst recommendations regarding us, our competitors or our customers;
•	the timing and announcements of product innovations, new products or financial results by us or our competitors;
•	the acquisition of the debt facilities;
•	the departure of ZAGG directors or executives;
•	increases in the number of shares of our common stock outstanding; and
•	changes in our industry.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Real Property (dollar amounts in thousands)

Our principal executive offices and facilities are currently located in approximately 57,000 square feet of office and warehouse space located at 3855 South 500 West, Suites B, C, D, I, J, K, L, M, N, O, P, Q, R and S, Salt Lake City, Utah 84115. The master lease agreement covering all of the suites expires July 31, 2017 (early termination without penalty is permitted as of February 28, 2016). Rent at this location is recorded on a straight line lease rate of $39 per month. We also lease kiosks space at mall locations in California and Utah, and office space in Shannon, Ireland for the office of our ZAGG International office.

On December 5, 2014, we entered into a lease agreement for new office space in a to-be constructed building located at 7200 South Bingham Junction Boulevard in Murray, Utah. The Company is expecting to rent the fourth and fifth floors of the building, which will become our new corporate office location. It is expected that the Company will begin constructing leasehold improvements during February 2016 and move into the office space when the leasehold construction is complete. The initial lease term is for 90 months and straight line monthly rent is expected to be $110. The lease term and monthly payments will not commence until the Company occupies the office space.

ITEM 3. LEGAL PROCEEDINGS

Certain of the legal proceedings in which we are involved are discussed in Note 12, "Commitments and Contingencies," to our Consolidated Financial Statements in this Annual Report on Form 10-K, and are hereby incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
               PURCHASES OF EQUITY SECURITIES (dollar and share amounts in thousands, excluding average price per share)

During the first quarter of 2014, our board of directors approved a stock repurchase program. The stock repurchase program authorized the Company to make repurchases of $10,000 in the aggregate of shares of the Company’s common stock. The repurchases were to be made through the use of a 10b5-1 Plan, which was put in place at the beginning of March 2014.

During November 2014 in 14 separate transactions, the Company purchased 745 shares of ZAGG Inc common stock at the prevailing market price for a total of $4,172, which included commissions and processing fees totaling $22.

During December 2014 in 12 different transactions, the Company purchased 512 shares of ZAGG Inc common stock at the prevailing market price for a total of $2,919, which includes processing fees of $15.

Period	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2014	-	-	-	-
November 1 – November 30, 2014	745	$5.57	745	586	(1)
December 1 – December 31, 2014	512	$5.67	512	62	(2)
Total	1,257	$5.61	1,257

(1)	The maximum number of shares that were able to be purchased under the repurchase plan as of November 30, 2014 was determined based on the $3,340 remaining amount that was authorized for the purchase of ZAGG Inc common stock under the repurchase plan and the closing stock price on November 30, 2014 of $5.70. The actual number of shares that were ultimately purchased in December 2014 was based on the market price of ZAGG Inc common stock at the time of purchase.

(2)	The maximum number of shares that were able to be purchased under the repurchase plan as of December 31, 2014 was determined based on the $421 remaining amount that was authorized for the purchase of ZAGG Inc common stock under the repurchase plan and the closing stock price on December 31, 2014 of $6.79.

Market Information

Our common stock is currently quoted on The NASDAQ Global Market of The NASDAQ Market under the symbol ZAGG. The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in dollars per share) of our common stock as reported or quoted on The NASDAQ Capital Market.

2014 Quarter Ended	High	Low
March 31, 2014	$4.78	$3.91
June 30, 2014	$5.50	$4.18
September 30, 2014	$6.19	$5.03
December 31, 2014	$6.99	$4.81

2013 Quarter Ended	High	Low
March 31, 2013	$7.87	$6.69
June 30, 2013	$7.46	$4.86
September 30, 2013	$5.86	$4.45
December 31, 2013	$4.92	$3.67

Holders of Common stock

At January 28, 2015, there were approximately 27 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Empire Stock Transfer. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

■	we would not be able to pay our debts as they become due in the usual course of business; or

■	our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

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

Securities Authorized for Issuance Under Equity Compensation Plans (share amounts in thousands)

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of restricted stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	911	$4.83	10,255
Equity compensation plans not approved by security holders	—	—	—
Total	911	$4.83	10,255

In 2007, the Company’s board of directors adopted and in 2008 the Company’s shareholders approved the ZAGG Incorporated 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan was amended to increase the number of shares issuable under the 2007 Plan to 10,000. As of December 31, 2014, there were 6,164 shares available for grant under the 2007 Plan.

In January 2013, the Company’s Board of Directors adopted and in June 2013 the Company’s shareholders approved the ZAGG Inc 2013 Equity Incentive Award Plan (the “2013 Plan”), a new equity incentive plan intended to replace the 2007 Plan. The 2013 Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock, and restricted stock units can be awarded.  The 2013 Plan’s initial share reservation was 5,000 shares. The term of the plan is for 10 years from the date of its adoption. As of December 31, 2014, there were 4,091 shares available for grant under the 2013 Plan.

Upon adoption of the 2013 Plan in January 2013, the Company ceased to grant awards pursuant to the 2007 Plan. All awards granted after January 2013 have been and will continue to be granted under the 2013 Plan. All awards that are outstanding under the 2007 Plan will continue to vest, be exercisable, and expire according to their respective terms.

Recent Sales of Unregistered Securities (amounts in thousands)

During the year ended December 31, 2014, we did not issue unregistered securities.

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

The following graph compares the cumulative total shareholder return on our common stock over the five year period ended December 31, 2014, with the cumulative total return during such period of the NASDAQ Stock Market (U.S. Companies) and a peer group index composed of consumer electronics accessory companies, the members of which are identified below (the “Peer Group”) for the same period. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ZAGG, Inc., the Russell 3000 Index, the NASDAQ Composite Index, and a Peer Group

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
ZAGG, Inc.
Russell 3000
NASDAQ Composite
Peer Group

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
ZAGG Inc	100.00	194.39	180.36	187.76	110.97	173.21
Russell 3000	100.00	116.93	118.13	137.52	183.66	206.72
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
Peer Group	100.00	151.54	186.82	246.94	268.11	375.80

The Peer Group consists of consumer electronics accessory companies that have securities traded on the Nasdaq Stock Market. The members of the Peer Group are as follows: Apple Inc., Comarco, Inc., iGo, Inc., Logitech International SA, Plantronics Inc, Skullcandy Inc, and Universal Electronics Inc.

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

	Year ended December 31,
	2014	2013	2012	2011	2010
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$261,585	$219,356	$264,425	$179,125	$76,135
Income from operations	16,983	10,946	33,491	28,137	16,814
Net income attributable to stockholders	10,461	4,790	14,505	18,248	9,963
Earnings per share attributable to stockholders:
Basic	$0.35	$0.16	$0.48	$0.67	$0.44
Diluted	0.34	0.15	0.46	0.63	0.41
Weighted average shares:
Basic	30,247	30,900	30,339	27,133	22,518
Diluted	30,610	31,459	31,656	29,082	24,262

BALANCE SHEET DATA:
Total assets	$201,279	$175,470	$206,085	$202,328	$57,432
Current assets	147,023	116,481	131,185	108,230	46,705
Current liabilities	74,206	33,096	41,816	33,740	23,090
Total equity	127,073	124,831	124,096	102,628	32,781

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

We believe that hand-held devices and gadgets can be best enjoyed with the right mix of (1) protection from scratches and damage and (2) accessories that enhance the consumers’ experience with their electronic device. We believe that our full product offering, which includes screen protection, our keyboard lines, audio accessories, protective cases, and mobile power solutions, provides consumers with unparalleled device protection and enhanced enjoyment of their mobile electronic device.

We plan to continue to expand our product offerings, including into new product categories, and entering new domestic and global markets that we believe will be consistent with our overall corporate strategy. Our products are available through our websites at www.ZAGG.com and www.iFrogz.com, and through our retail distribution channels, which include major retailers like Best Buy, Walmart, AT&T, Sprint, Verizon, T-Mobile, Target, Radio Shack, and The Carphone Warehouse; independent electronics resellers; college bookstores; independent Mac stores; mall kiosks; and other online retailers. During 2014, we had three customers that accounted for more than 10% of our net sales. We continue to increase our product lines to offer additional electronic accessories and services to our tech-savvy customer base.

To recap results for 2014 (amounts in thousands):

•	Our revenue increased 19% from $219,356 in 2013 to $261,585 in 2014. The increase in revenue from 2013 to 2014 was primarily related to the following factors: (1) strong sales of our accessory products designed for the iPhone 6 and iPhone 6 Plus, (2) increased success within the screen protection product line, particularly with the launch of InvisibleShield Glass, (3) increased placement and improved point of sale marketing for the keyboard product line at key retailers, (4) increased sales of mobile power solutions, and (5) increased international sales.

•	The percentage of sales related to our key product lines for the years ended December 31, 2014 and 2013, was approximately:

	2014	2013
Screen Protection	46%	42%
Keyboards	31%	29%
Audio	12%	16%
Power Management	6%	2%
Other	5%	11%

•	Our gross profit declined from $87,120 in 2013 to $83,344 in 2014. Gross profit as a percent of revenue also declined from 40% in 2013 to 32% in 2014. This decline in profit margin was primarily linked to inventory write-downs recorded during 2014 for product expected to be sold below the carrying value. This negative impact on gross profit margin was partially offset by an increase in the sale of screen protection, which is our most profitable product line.

•	Our income from operations increased from $10,946 in 2013 to $16,983 in 2014. Our operating margin percentage increased from 5% in 2013 to 6% in 2014. The increase in operating margin was due primarily to the overall increase in sales comparing 2013 to 2014. However, this benefit to operating income was partially offset by inventory write-downs recorded during 2014 for product expected to be sold below the carrying value. In addition, during 2013, the Company recorded non-cash impairment charges of $11,246 and $591 related to the impairment of goodwill and intangibles and an investment in a private company, respectively. Similar charges did not recur in 2014.

Our strategic business objectives for 2014 include the following:

•	continue to design creative product solutions for users of mobile devices;

•	expand the distribution of our products through targeted, global distribution partners;

•	become the preferred brand through the innovation and quality of our products;

•	increase market presence within retailers through interactive advertising displays;

•	focus on our international sales opportunities through our distribution facility in Ireland that we expect to enable us to better serve our worldwide customer base;

•	increase the number of SKUs with our existing customers from products under both the ZAGG and iFrogz brands; and

•	grow traffic and sales through our websites www.ZAGG.com and www.iFrogz.com.

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

Revenue recognition

The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The Company’s revenue is derived from sales of our products through our indirect channel, including retailers and distributors; through our direct channel including www.ZAGG.com, www.iFrogz.com, and our corporate-owned and third-party-owned mall kiosks; and from the franchise fees derived from the onboarding of new franchisees. For sales of product, our standard shipping terms are FOB shipping point, and we record revenue when the product is shipped, net of estimated returns and discounts. For some customers, the contractual shipping terms are FOB destination. For these shipments, we record revenue when the product is delivered, net of estimated returns and discounts. For franchise fees, we recognize revenue on a straight-line basis over the franchise term. The Company records revenue from royalty agreements in the period in which the royalty is earned.

Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Reserve for sales returns and warranty liability

For product sales, the Company records revenue, net of estimated returns and discounts, when delivery has occurred, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Our return policy allows end users and certain retailers rights to return purchased products. In addition, the Company generally provides the ultimate consumer a warranty with each product. Due to the nature of the screen protection product line, end user returns for screen protection are generally not salvageable and are not included in inventory. We estimate a reserve for sales returns and warranty and record the estimated reserve amount as a reduction of sales, and as a sales return reserve liability. When product is returned and is expected to be resold, as is the case with returns of packaged screen protection, keyboards, audio products, cases, and power products, the reserve is recorded as a reduction of revenues and cost of sales, and as a sales return reserve liability. The sales returns and warranty reserve requires management to make estimates regarding return rates for sales and warranty returns. Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales return and warranty reserve.

Allowance for Doubtful Accounts

We provide customary credit terms to our customers. We perform ongoing credit evaluations of the financial condition of our customers and maintain an allowance for doubtful accounts based upon historical collections experience and judgments as to expected collectability of accounts. Our actual bad debts may differ from our estimates.

Valuation of Note Receivable

We engaged independent third-party appraisal firms to assist us in determining the fair values of collateral of the note receivable. Such valuations require significant estimates and assumptions. Management determined the value of the 80 shares of ZAGG common stock held by Mr. Harmer based on quoted market prices. The real estate holdings securing the note receivable were valued primarily based on the sales comparison approach as sales of comparable properties were utilized. The investments in real estate companies were valued utilizing comparable market sales, a discounted cash flow analysis, and other appropriate valuation methodologies. The background regarding the note receivable and the Company’s relationship with Mr. Harmer is documented in Notes 9 and 12 to the consolidated financial statements.

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

Results of Operations (in thousands)

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2014		2013		2012

Net sales	$261,585	100.0%	$219,356	100.0%	$264,425	100.0%
Cost of sales	178,241	68.1	132,236	60.3	143,880	54.4
Gross profit	83,344	31.9	87,120	39.7	120,545	45.6
Advertising and marketing	7,542	2.9	8,952	4.1	12,495	4.7
Selling, general and administrative	49,110	18.8	46,356	21.1	53,330	20.2
Impairment of goodwill and intangibles	-	0.0	11,246	5.1	11,497	4.3
Amortization of definite-lived intangibles	9,709	3.7	9,620	4.4	9,732	3.7
Income from operations	16,983	6.5	10,946	5.0	33,491	12.7
Interest expense	(170)	(0.1)	(575)	(0.3)	(6,321)	(2.4)
Loss from equity method investment in HzO	-	0.0	(2,013)	(0.9)	(2,866)	(1.1)
Other income and (expense)	121	0.0	127	0.1	(406)	(0.2)
Income before provision for income taxes	16,934	6.5	8,485	3.8	23,898	9.0
Income tax provision	(6,473)	(2.5)	(3,695)	(1.7)	(9,393)	(3.6)
Net income	10,461	4.0	4,790	2.2	14,505	5.5

YEAR ENDED DECEMBER 31, 2014, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2013 (in thousands, except per share data)

Net sales

Net sales for the year ended December 31, 2014, were $261,585 compared to net sales of $219,356 for the year ended December 31, 2013, an increase of $42,229 or 19%. The increase in revenue from 2013 to 2014 was primarily related to the following factors: (1) strong sales of our accessory products designed for the iPhone 6 and iPhone 6 Plus, (2) increased success within the screen protection product line, particularly with the launch of InvisibleShield Glass, (3) increased placement and improved point of sale marketing for the keyboard product line at key retailers, (4) increased sales of mobile power solutions, and (5) increased international sales. We continue to sell into our indirect channel retailers including Best Buy, Walmart, Target, Radio Shack, and the Carphone Warehouse; wireless carriers including AT&T, Sprint, Verizon, T-Mobile, Cricket, and Cincinnati Bell; and both domestic and foreign electronics accessory distributors. We are still focused on distribution through our franchise program and through our websites, www.ZAGG.com and www.iFrogz.com.

The percentage of sales related to our key product lines for the years ended December 31, 2014 and 2013, was approximately:

	2014	2013
Screen Protection	46%	42%
Keyboards	31%	29%
Audio	12%	16%
Power Management	6%	2%
Other	5%	11%

The percentage of sales related to our key distribution channels for years ended December 31, 2014 and 2013, was approximately:

	2014	2013
Indirect channel	90%	85%
Website	5%	9%
Mall cart and kiosk program	5%	6%

Gross profit

Gross profit for the year ended December 31, 2014, was $83,344 or approximately 32% of net sales as compared to $87,120 or approximately 40% of net sales for the year ended December 31, 2013. This decline in profit margin was primarily linked to inventory write-downs recorded during 2014 for product expected to be sold below the carrying value. This negative impact on gross profit margin was partially offset by an increase in the sale of screen protection, which is our most profitable product line.

As we strive to grow the Company, we anticipate that we will have increased sales through indirect channel partners and that our sales of keyboard, audio, case, and products in new categories will increase more quickly than our screen protection product line sales. Thus, we expect these factors, along with increased in-store advertising to end customers, to put pressure on our gross profit percentage in future periods. There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for year ended December 31, 2014, were $66,361, a decrease of $9,813 from total operating expenses for year ended December 31, 2013, of $76,174. The $9,813 decrease in operating expenses was primarily attributable to the following factors; (1) 2013 non-cash impairment charges of $11,246 and $591 related to the impairment of goodwill and intangibles and an investment in a private company, respectively, which charges did not recur in 2014, (2) a decline is share-based compensation expense due to fewer grants being made to employees than in prior years, and (3) an overall decrease in advertising and marketing expenses due to a reduction in less effective online advertising. These reductions in operating expenses were partially offset by (1) increases in salaries and benefits expense as employees earned their 2014 annual bonus (no annual bonus was earned in 2013) and (2) increases in commission due to an overall increase in sales.

Income from operations

We reported income from operations of $16,983 for the year ended December 31, 2014, compared to income from operations of $10,946 for the year ended December 31, 2013, an increase of $6,037. The change in income from operations was due to the items identified above under net sales, gross profit, and operating expenses.

Other income (expense)

For the year ended December 31, 2014, total other expense was $49 compared to total other expense of $2,461 for the year ended December 31, 2013. The decrease is primarily attributable to a decline in the loss from our equity method investment in HzO as the balance was reduced to $0 during 2013 and a reduction in interest expense tied to an overall reduction in debt from $17,543 at December 31, 2013 to $0 at December 31, 2014.

Income tax provision

We recognized an income tax provision of $6,473 for the year ended December 31, 2014, compared to income tax expense of $3,695 for the year ended December 31, 2013. From 2013 to 2014, our effective tax rate decreased from 43.5% to 38.2%. The decrease in rate is attributable to an increase in the domestic manufacturing deduction as well as a change in the state tax rate used for valuation of deferred income taxes. These decreases were partially offset by an increase in the state rate used for current income taxes.

Net income

As a result of these factors, we reported net income of $10,461 or $0.34 per diluted share for the year ended December 31, 2014, compared to net income of $4,790 or $0.15 per diluted share for the year ended December 31, 2013.

YEAR ENDED DECEMBER 31, 2013, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2012 (in thousands, except per share data)

Net sales

Net sales for the year ended December 31, 2013, were $219,356 compared to net sales of $264,425 for the year ended December 31, 2012, a decrease of $45,069 or 17%.

For the year ended December 31, 2013, sales of our InvisibleShield product line accounted for approximately 42% of our revenues, compared to 46% in 2012. Sales in 2013 of our keyboard line accounted for approximately 29% of our revenues, compared to 24% in 2012. The decline in revenue from 2012 to 2013 was primarily related to the following factors: (1) increased market competition in our major product lines, (2) a decline in our online sales across all product lines, (3) a decline in sales through distribution partners, which was directly impacted by our decision during the first quarter of 2013 to cease selling into a number of then distribution customers, and (4) our failure to expand distribution to our direct wholesales customers and close significant business with new customers at the same rate as in 2012.

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

Income tax provision

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

Liquidity and Capital Resources (in thousands)

Comparison of the Year Ended December 31, 2014 to 2013

At December 31, 2014, our principal sources of liquidity were cash generated by operations, cash on-hand, and availability on our credit facility. Our principal uses of cash have been to fund working capital requirements, make payments on outstanding debt, and repurchase shares of ZAGG Inc common stock.

Cash and cash equivalents on-hand decreased to $9,461 on December 31, 2014, from $15,031 on December 31, 2013, a decrease of $5,570. The decrease in cash is largely the result of positive cash from operations during 2014, offset by $17,543 in payments on debt during 2014, $9,579 in cash used to purchase treasury stock, and $4,430 in capital expenditures. Earnings from foreign operations are considered permanently re-invested and of the $9,461 cash balance on December 31, 2014, cash from foreign entities totaled $5,036, which constitutes 53% of the total cash and cash equivalents balance.

Accounts receivable, net of allowances, increased to $75,729 on December 31, 2014, from $46,591 on December 31, 2013, an increase of $29,138. The increase is largely due to net sales increasing to $102,415 in the fourth quarter of 2014 compared to $66,818 in the fourth quarter of 2013.

Accounts payable increased to $49,379 on December 31, 2014, from $15,207 on December 31, 2013, an increase of $34,172. The increase is largely the result of increased inventory purchases in December 2014, payments due to our third-party logistics partners, and an overall increase in operating activities when comparing the fourth quarter of 2014 to the fourth quarter of 2013.

At December 31, 2014, we had working capital of $72,817 compared to $83,385 as of December 31, 2013.

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

Comparison of the Year Ended December 31, 2013 to 2012

At December 31, 2013, our principle sources of liquidity were cash generated by operations, cash on-hand, and the issuance of a Line of Credit with Wells Fargo. Our principle uses of cash were to fund working capital requirements, make payments on outstanding debt, and purchase shares of ZAGG Inc common stock.

Cash and cash equivalents on-hand decreased to $15,031 on December 31, 2013, from $20,177 on December 31, 2012, a decrease of $5,146. The decrease in cash was largely the result of positive cash from operations during 2013, offset by $28,630 in payments on debt during 2013 and $9,997 in cash used to purchase treasury stock. Earnings from foreign operations were considered permanently re-invested and of the $15,031 cash balance on December 31, 2013, cash from foreign entities totaled $3,361, which constituted 22.4% of the total cash and cash equivalents balance.

At December 31, 2013, we had working capital of $83,385 compared to $89,369 as of December 31, 2012.

Debt and Letters of Credit

On December 23, 2014, the Company and Wells Fargo, entered into the Third Amendment, which modified the original Credit Agreement entered into between the Company and Wells Fargo on December 7, 2012 and all subsequent amendments to the Credit Agreement (First Amendment to the Credit Agreement entered into on December 20, 2013 and Second Amendment to the Credit Agreement entered into on November 4, 2014). The Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $5,000. During 2014 and 2013, ZAGG did not issue any standby commercial letters of credit.

The Third Amendment retains the $25,000 Line of Credit and extended the maturity date from December 1, 2015 to December 1, 2016. As of December 31, 2014, the total balance outstanding on the line of credit was zero.

As consideration for entering into the Third Amendment, the Company agreed to pay to Wells Fargo an amendment fee of $10 as well as reasonable legal and collateral examination fees.

Borrowings and repayments under the Line of Credit may occur from time to time in the Company’s ordinary course of business through December 1, 2016. Any outstanding borrowings under the Line of Credit mature and are due on December 1, 2016.

The outstanding principal balance under the Line of Credit bears interest at a fluctuating rate per annum determined to be the sum of the (1) LIBOR margin established under the Credit Agreement (with the initial LIBOR margin being set at 1.25%) and (2) Daily Three Month LIBOR (as defined in the Credit Agreement) in effect from time to time. Each change in the rate of interest will become effective on each business day on which a change in Daily Three Month LIBOR is announced by Wells Fargo. At December 31, 2014, the interest rate on the Line of Credit was 1.13%, though as noted above, the outstanding balance was $0.

At December 31, 2014, the Company was in compliance with covenants associated with the Credit Agreement.

Contractual Obligations and Commitments (in thousands)

The following table provides information on our contractual obligations as of December 31, 2014:

	Payments on Debt	Inventory Purchase Commitment	Operating Leases	Total Contractual Obligations(1)
2015	$-	$455	$912	$1,367
2016	-	-	767	767
2017	-	-	376	376
2018	-	-	-	-
Thereafter	-	-	-	-
Total	$-	$455	$2,055	$2,510

(1)	Unrecognized uncertain tax benefits of $1,001 are not included in the table above as we are not sure when the amount will be paid.

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

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

See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and footnotes thereto are set forth beginning on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to a material weakness described below in Item 9A.2.

2.	Management’s Report on Internal Control Over Financial Reporting

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

Based on this evaluation, our management determined that our internal controls over financial reporting are not effective due to a material weakness identified related to the ineffective operation of the reconciliation of in-transit inventory and the review thereof. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness resulted in the overstatement of inventory and understatement of cost of sales as of and for the year ended December 31, 2014 that was corrected by management with a post-closing adjustment that was recorded after the year-end 2014 close, but before the issuance of the 2014 financial statements on this Form 10-K. Thus, the post-closing adjustment that resulted from this material weakness is properly recorded in the financial statements included in this Form 10-K.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report expressing an adverse opinion on the effectiveness of our internal control over financial reporting, which is included at 9A.6 below.

3.	Changes in Internal Control Over Financial Reporting

Except for the material weakness related to the ineffective operation of the reconciliation of in-transit inventory and the review thereof, there were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4.	Remediation Plan

As of December 31, 2014, we had not remediated the material weaknesses related to the ineffective operation of the reconciliation of in-transit inventory and the review thereof. However, subsequent to December 31, 2014 year-end, we have currently completed and/or initiated the following actions:

•	Renegotiating contract terms with the Company’s key inventory suppliers, changing the inventory delivery terms from free on board (“FOB”) shipping point to FOB destination, thereby significantly reducing in-transit inventory.
•	Conducting inventory reconciliation training with those responsible for performing and reviewing inventory reconciliations.

5.	Inherent Limitations on Effectiveness of Controls

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

6.	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ZAGG Inc:

We have audited ZAGG Inc’s internal control over financial reporting as of December, 31, 2014 based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ZAGG Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.2). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the ineffective operation of the reconciliation of in-transit inventory and the review thereof has been identified and included in management's assessment. We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the consolidated financial statements of ZAGG Inc. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 10, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, ZAGG Inc has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

(signed) KPMG LLP

Salt Lake City, Utah

March 10, 2015

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2015 Annual Meeting of Shareholders. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2014, pursuant to Regulation 14A of the Exchange Act.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements.

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation of Registrant as filed with the State of Nevada (previously filed as an exhibit to Form SB-2 filed with the Commission on December 2, 2005 and incorporated herein by this reference).
3.1.1	Certificate of Correction as filed with the State of Nevada (previously filed as an exhibit to Form 10-K filed with the Commission on March 15, 2012 and incorporated herein by this reference).
3.2	Amended and Restated Bylaws of ZAGG Incorporated (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on November 19, 2014 and incorporated herein by this reference).
10.1	Credit Agreement between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).
10.2	Revolving Line of Credit Note & Addendum to Revolving Line of Credit Note between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).
10.3	Term Note & Addendum to Term Note between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).
10.4	Security Agreement between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).
10.5	General Pledge Agreement between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).
10.6*	Employment Agreement between ZAGG Inc and Bandon O’Brien (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).
10.7*	Employment Agreement between ZAGG Inc and Randy Hales (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).
10.8*	ZAGG Inc 2013 Equity Incentive Award Plan (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on January 17, 2013 and incorporated herein by this reference).
10.9*	ZAGG Incorporated 2007 Stock Incentive Plan (previously filed as an exhibit to an Annual Report on Form 10-K filed with the Commission on November 14, 2007 and incorporated herein by this reference).
10.10*	Employment Letter Agreement between ZAGG Inc and Jason J. Schwartz (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on August 9, 2013 and incorporated herein by reference and incorporated herein by this reference).
10.11	First Amendment to Credit Agreement between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 23, 2013 and incorporated herein by this reference).
10.12	First Modification to Promissory Note and to Addendum between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 23, 2013 and incorporated herein by this reference).

10.13	Second Amendment to Credit Agreement and Waiver of Default between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Quarterly Report on Form 10-Q filed with the Commission on November 5, 2014 and incorporated herein by this reference).
10.14	Second Modification of Promissory Note between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Quarterly Report on Form 10-Q filed with the Commission on November 5, 2014 and incorporated herein by this reference).
10.15	Third Amendment to Credit Agreement and Waiver of Default between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 23, 2014 and incorporated herein by this reference).
10.16	Third Modification of Promissory Note between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 23, 2014 and incorporated herein by this reference).
10.17	Amendment to Code of Business Conduct and Ethics, effective as of November 13, 2014 (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on November 19, 2014 and incorporated herein by this reference).
10.18*	Employment Agreement between ZAGG Inc and Steve Tarr (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on October 7, 2014 and incorporated herein by this reference).
21.1	List of subsidiaries (previously filed as an exhibit to an Annual Report on Form 10-K filed with the Commission on March 12, 2014 and incorporated herein by this reference).
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAGG INC

Dated: March 10, 2015	By:	/s/ RANDALL L. HALES
Randall L. Hales President, CEO, & Director (Principal Executive Officer)

Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 10, 2015	By:	/s/ RANDALL L. HALES
Randall L. Hales President, CEO, & Director (Principal Executive Officer)

Dated: March 10, 2015	By:	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: March 10, 2015	By:	/s/ CHERYL LARABEE
Cheryl Larabee Chair Person

Dated: March 10, 2015	By:	/s/ DAN MAURER
Dan Maurer Director

Dated: March 10, 2015	By:	/s/TODD HEINER
Todd Heiner Director

Dated: March 10, 2015	By:	/s/ BRAD HOLIDAY
Brad Holiday Director

ZAGG INC AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

CONTENTS	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3

Consolidated Statements of Operations for the years ended
December 31, 2014, 2013 and 2012	F-4

Consolidated Statements of Comprehensive Income for the years ended
December 31, 2014, 2013 and 2012	F-5

Consolidated Statements of Equity for the years ended
December 31, 2014, 2013 and 2012	F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2014, 2013 and 2012	F-7

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ZAGG Inc:

We have audited the accompanying consolidated balance sheets of ZAGG Inc and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZAGG Inc and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ZAGG Inc’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO). Our report dated March 10, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

Salt Lake City, Utah
March 10, 2015

ZAGG INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$9,461	$15,031
Accounts receivable, net of allowances of $1,910 in 2014 and $2,540 in 2013	75,729	46,591
Inventories	48,378	44,539
Prepaid expenses and other current assets	2,681	2,403
Deferred income tax assets	10,774	7,917

Total current assets	147,023	116,481

Property and equipment, net of accumulated depreciation at $7,659 in 2014 and $5,778 in 2013	7,300	5,004

Intangible assets, net of accumulated amortization at $33,242 in 2014 and $23,431 in 2013	31,408	41,219

Deferred income tax assets	14,290	11,377

Note receivable	801	801

Other assets	457	588

Total assets	$201,279	$175,470

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$49,379	$15,207
Income taxes payable	6,464	6,359
Accrued liabilities	6,910	2,608
Accrued wages and wage related expenses	2,600	891
Deferred revenue	179	159
Sales returns liability	8,674	7,872

Total current liabilities	74,206	33,096

Revolving line of credit	-	17,543

Total liabilities	74,206	50,639

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized;
32,686 and 32,331 shares issued in 2014 and 2013, respectively	33	32
Additional paid-in capital	85,154	82,807
Accumulated other comprehensive income (loss)	(895)	93
Note receivable collateralized by stock	(348)	(348)
Treasury stock, 3,569 and 1,756 common shares in 2014 and 2013 respectively, at cost	(19,576)	(9,997)
Retained earnings	62,705	52,244

Total stockholders' equity	127,073	124,831

Total liabilities and stockholders' equity	$201,279	$175,470

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012

Net sales	$261,585	$219,356	$264,425
Cost of sales	178,241	132,236	143,880

Gross profit	83,344	87,120	120,545

Operating expenses:
Advertising and marketing	7,542	8,952	12,495
Selling, general and administrative	49,110	46,356	53,330
Impairment of goodwill and intangibles	-	11,246	11,497
Amortization of definite-lived intangibles	9,709	9,620	9,732

Total operating expenses	66,361	76,174	87,054

Income from operations	16,983	10,946	33,491

Other income (expense):
Interest expense	(170)	(575)	(6,321)
Loss from equity method investment in HzO	-	(2,013)	(2,866)
Other income and (expense)	121	127	(406)

Total other expense	(49)	(2,461)	(9,593)

Income before provision for income taxes	16,934	8,485	23,898

Income tax provision	(6,473)	(3,695)	(9,393)

Net income	10,461	4,790	14,505

Earnings per share attributable to stockholders:

Basic earnings per share	$0.35	$0.16	$0.48

Diluted earnings per share	$0.34	$0.15	$0.46

See accompanying notes to consolidated financial statements.

F-4

ZAGG INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012

Net income	$10,461	$4,790	$14,505

Other comprehenseive income (loss), net of tax:
Foreign currency translation gain (loss)	(988)	150	(24)

Total other comprehensive income (loss)	(988)	150	(24)

Comprehensive income	$9,473	$4,940	$14,481

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

				Accumulated	Note
			Additional	Other	Receivable			Total
	Common Stock		Paid-in	Comprehensive	Collateralized	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	By Stock	Stock	Earnings	Equity
Balances, December 31, 2011	29,782	$30	$70,248	$(33)	$(566)	$-	$32,949	$102,628

Net income	-	-	-	-	-	-	14,505	14,505
Other comprehensive loss	-	-	-	(24)	-	-	-	(24)

Option exercises	495	-	599	-	-	-	-	599
Warrant exercises	556	1	295	-	-	-	-	296
Restricted stock release	382	-	-	-	-	-	-	-
Option expense	-	-	1,008	-	-	-	-	1,008
Warrant grant expense	-	-	311	-	-	-	-	311
Restricted stock expense	-	-	4,191	-	-	-	-	4,191
Excess tax benefits related to share-based payments	-	-	582	-	-	-	-	582

Balances, December 31, 2012	31,215	$31	$77,234	$(57)	$(566)	$-	$47,454	$124,096

Net income	-	-	-	-	-	-	4,790	4,790
Other comprehensive loss	-	-	-	150	-	-	-	150

Purchase of 1,756 shares of treasury stock	-	-	-	-	-	(9,997)	-	(9,997)
Consideration for acquisition of patent	500	1	1,945	-	-	-	-	1,946
Option exercises	135	-	270	-	-	-	-	270
Restricted stock release	481	-	-	-	-	-	-	-
Option expense	-	-	280	-	-	-	-	280
Restricted stock expense	-	-	3,589	-	-	-	-	3,589
Tax shortfall related to share-based payments	-	-	(511)	-	-	-	-	(511)
Reclassification of note receivable collateralized by stock	-	-	-	-	218	-	-	218

Balances, December 31, 2013	32,331	$32	$82,807	$93	$(348)	$(9,997)	$52,244	$124,831

Net income	-	-	-	-	-	-	10,461	10,461
Other comprehensive loss	-	-	-	(988)	-	-	-	(988)

Purchase of 1,813 shares of treasury stock	-	-	-	-	-	(9,579)	-	(9,579)
Warrant exercises	3	-	-	-	-	-	-	-
Option exercises	148	-	265	-	-	-	-	265
Restricted stock release	204	1	-	-	-	-	-	1
Stock-based compensation expense	-	-	2,173	-	-	-	-	2,173
Tax shortfall related to share-based payments	-	-	(91)	-	-	-	-	(91)

Balances, December 31, 2014	32,686	$33	$85,154	$(895)	$(348)	$(19,576)	$62,705	$127,073

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$10,461	$4,790	$14,505
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	2,173	4,126	5,707
Impairment of goodwill and intangibles	-	11,246	11,497
Impairment of investment	-	591	-
Excess tax benefits related to share-based payments	(22)	(52)	(707)
Depreciation and amortization	12,899	12,157	11,559
Deferred income taxes	(5,770)	(5,787)	(8,293)
Amortization of deferred loan costs	66	120	708
Write-off of deferred loan costs	-	27	1,509
Expense related to issuance of warrants	-	-	311
Loss on disposal of property and equipment	-	-	313
Loss on investment in equity method investment	-	2,013	2,866
Changes in operating assets and liabilities
Accounts receivable, net	(29,490)	8,079	(9,093)
Inventories	(4,350)	(4,404)	(10,334)
Prepaid expenses and other current assets	(421)	7,335	(7,600)
Other assets	160	-	(11)
Accounts payable	33,373	(3,838)	3,044
Income taxes payable	13	2,787	(656)
Accrued liabilities	4,616	(1,557)	(262)
Accrued wages and wage related expenses	1,709	(1,872)	681
Deferred revenue	21	(564)	403
Sales returns liability	813	1,167	1,299

Net cash provided by operating activities	26,251	36,364	17,446

Cash flows from investing activities
Deposits on and purchase of intangible assets	-	(500)	(72)
Purchase of property and equipment	(4,430)	(2,588)	(2,764)

Net cash used in investing activities	(4,430)	(3,088)	(2,836)

Cash flows from financing activities
Payment of debt issuance costs	-	(43)	(238)
Purchase of treasury stock	(9,579)	(9,997)	-
Proceeds from issuance of term note	-	-	24,000
Proceeds from revolving credit facilities	56,075	69,291	26,238
Payments on term note	-	(24,000)	(45,000)
Payments on revolving credit facilities	(73,618)	(73,921)	(27,396)
Proceeds from exercise of warrants and options	265	270	895
Excess tax benefits related to share-based payments	22	52	707

Net cash used in financing activities	(26,835)	(38,348)	(20,794)

Effect of foreign currency exchange rates on cash and cash equivalents	(556)	(74)	(72)

Net decrease in cash and cash equivalents	(5,570)	(5,146)	(6,256)

Cash and cash equivalents at beginning of the period	15,031	20,177	26,433

Cash and cash equivalents at end of the period	$9,461	$15,031	$20,177

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$97	$461	$4,477
Cash paid during the period for taxes	$12,370	$6,515	$18,536

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars and shares in thousands)

Supplemental schedule of noncash investing and financing activities

For the Year Ended December 31, 2014:

Purchase of $975 in fixed assets financed through accounts payable.

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

For the Year Ended December 31, 2012:

Foreclosed on real property valued at $250 that served as collateral to a note receivable (Note 9) (foreclosed property recorded as a component of other noncurrent assets in the consolidated balance sheet).

Foreclosed on private company stock and warrants of $516 that served as collateral to a note receivable (Note 9) (foreclosed property recorded as a component of other noncurrent assets in the consolidated balance sheet).

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Prior to March 2007, the Company was known as ShieldZone Corporation. However, at that time, the Company changed its name from ShieldZone Corporation to ZAGG Incorporated to better position the Company to become a large enterprise in the electronics’ accessories industry through organic growth and through making targeted acquisitions. The ShieldZone name was very specific to the screen protection product line, and although screen protection is a core product line, the name change has brought the Company the opportunity to easily add new products to its product offering. During 2011, the Company changed its name from ZAGG Incorporated to ZAGG Inc.

In June 2011, ZAGG acquired 100% of the outstanding shares of iFrogz, which further diversified the existing ZAGG product line, particularly for audio and protective case accessories.

The Company designs, produces, and distributes professional and premium creative product solutions including screen protection, keyboards for tablet computers and mobile devices, keyboard cases, earbuds, mobile power solutions, cables, and cases under the ZAGG and InvisibleShield brands. In addition, the Company designs, produces, and distributes earbuds, headphones, mobile power solutions, Bluetooth speakers, cases, and cables for mobile devices under the iFrogz brand in the fashion and youth oriented lifestyle sector.

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

At December 31, 2010, HzO, Inc. (“HzO”), a private company engaged in the development of water-blocking technologies for consumer and industrial applications, was consolidated by the Company as a variable interest entity (VIE). On December 22, 2011, HzO entered into an Amended Series B Stock Purchase Agreement with a group of third party investors. ZAGG considered this a reconsideration event and concluded that as of December 22, 2011, HzO should no longer be considered a VIE under authoritative accounting literature, but was considered a voting interest entity. Ultimately, management concluded that HzO should no longer be consolidated into the ZAGG financials as of December 31, 2011. From December 22, 2011 to the fourth quarter of 2013, management accounted for its investment in HzO as an equity method investment. However, during the fourth quarter of 2013, HzO received additional equity financing, in which ZAGG did not participate. As a result of the additional investment, ZAGG’s investment declined below 20% and the investment is now accounted for as a cost method investment. The carrying amount of the investment in HzO was $0 at December 31, 2014 and 2013.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

Cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors at December 31, 2014 and 2013 totaled $120 and $19, respectively. Cash equivalents as of December 31, 2014 and 2013, consisted primarily of money market fund investments and amounts receivable from credit card processors.

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

Accounts receivable

The Company sells its products to end users through indirect distribution channels and other resellers who are extended credit terms after an analysis of their financial condition and credit worthiness. Credit terms to distributors and resellers, when extended, are based on evaluation of the customers’ financial condition. Accounts receivable are recorded at invoiced amounts and do not bear interest.

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

The following summarizes the activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
	2014	2013	2012
Balance at beginning of year	$2,540	$2,974	$2,070
Additions charged to expense	389	1,142	2,101
Write-offs charged against the allowance	(1,019)	(1,576)	(1,197)
Balance at end of year	$1,910	$2,540	$2,974

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

During the second quarter of 2014, the Company commenced a development project utilizing both internal and external developers to improve the www.ZAGG.com and www.iFrogz.com websites. The development project is intended to provide additional functionality to the websites and will transition the websites to an improved software platform. During the year ended December 31, 2014, the Company capitalized website development costs for internal and external developers totaling $859. These costs are included within property and equipment on the consolidated balance sheet. Depreciation of website development costs begins when the resulting website functionality is ready for its intended use and placed in service; as the project is still in the development stage, no depreciation has been recorded during 2014. Website development costs are included within computer equipment and software in Note 4.

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

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

Revenue recognition

The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The Company’s revenue is derived from sales of our products through our indirect channel, including retailers and distributors; through our direct channel, including www.ZAGG.com, www.iFrogz.com, and our corporate-owned and third-party-owned mall kiosks; and from the franchise fees derived from the onboarding of new franchisees. For product sales, our standard shipping terms are FOB shipping point, and we record revenue when the product is shipped, net of estimated returns and discounts. For some customers, the contractual shipping terms are FOB destination. For these shipments, we record revenue when the product is delivered, net of estimated returns and discounts. For franchise fees, we recognize revenue on a straight-line basis over the franchise term. The Company records revenue from royalty agreements in the period in which the royalty is earned.

Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Allowance for sales returns, warranty, and other credits

For product sales, the Company records revenue, net of estimated returns and discounts, when delivery has occurred, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Our return policy allows end users and certain retailers rights to return purchased products. In addition, the Company generally provides the ultimate consumer a warranty with each product. Due to the nature of the screen protection product line, end user returns for screen protection are generally not salvageable and are not included in inventory. We estimate a reserve for sales returns, warranty, and other credits, and record the estimated reserve amount as a reduction of sales, and as a sales return reserve liability. When product is returned and is expected to be resold, as is the case with returns of packaged screen protection, keyboards, audio products, cases, and power products, the reserve is recorded as a reduction of revenues and cost of sales, and as a sales return reserve liability. The sales returns and warranty reserve requires management to make estimates regarding return rates for sales and warranty returns. Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales return and warranty reserve.

The following summarizes the activity in the Company’s sales return and warranty liability for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$7,872	$6,697	$5,387
Additions charged to sales	35,923	30,450	28,690
Sales returns & warranty claims charged against reserve	(35,121)	(29,275)	(27,380)
Balance at end of year	$8,674	$7,872	$6,697

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

The Company has foreign subsidiaries that conduct or support its business outside the United States. The Company does not provide for U.S. income taxes on undistributed earnings for its foreign subsidiaries as the foreign earnings will be permanently reinvested in such foreign jurisdictions.

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

Advertising and marketing

General advertising is expensed as incurred. Advertising allowances provided to retailers are recorded as an expense at the time of the related sale if the Company receives an identifiable benefit in exchange for the consideration and has evidence of fair value for the advertising; otherwise, the allowance is recorded as a reduction of revenue. Advertising expenses for the years ended December 31, 2014, 2013 and 2012 were $7,542, $8,952 and $12,495, respectively.

Foreign currency translation and transactions

The Company’s primary operations are at the parent level which uses the U.S. dollar (USD) as its functional currency. The Euro is the functional currency of the Company’s foreign subsidiaries. Accordingly, assets and liabilities for these subsidiaries are translated into USD using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recorded as a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in income as a component of other income and (expense) in the consolidated statements of operations and totaled $149, ($7) and ($17) for the years ended December 31, 2014, 2013 and 2012, respectively.

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

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Net income attributable to stockholders	$10,461	$4,790	$14,505

Weighted average shares outstanding	30,247	30,900	30,339
Dilutive effect of stock options, restricted stock, and warrants	363	559	1,317
Weighted average diluted shares	30,610	31,459	31,656
Earnings per share attributable to stockholders:
Basic	$0.35	$0.16	$0.48
Dilutive	$0.34	$0.15	$0.46

For the years ended December 31, 2014, 2013, and 2012, restricted stock, warrants and stock options to purchase 485, 620, and 169 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled to in exchange for those goods or services. The ASU also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

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

(2) INVENTORIES

Inventory consisted of the following components:

	December 31,
	2014	2013

Finished goods	$48,145	$40,992
Raw materials	233	3,547
Total inventory	$48,378	$44,539

Included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at December 31, 2014 and 2013 of $1,425 and $735, respectively. In addition, as of December 31, 2014, the Company made a commitment to purchase $455 in raw materials used in the production of certain keyboard products. The Company has entered into an agreement with a third party manufacturer to outsource production and logistics for certain products. Under the agreement, the Company may be required to purchase inventory units on hand at the supplier if certain circumstances occur. No obligation exists nor have any products been purchased as of December 31, 2014.

(3) INVESTMENT IN HzO

HzO, Inc. (“HzO”) is a private company engaged in the development of water-blocking technologies for consumer and industrial electronics applications. Prior to the fourth quarter of 2013, the Company accounted for its investment in HzO under the equity method of accounting. However, due to an equity raise by HzO during the fourth quarter of 2013 that reduced ZAGG’s ownership percentage below 20%, the Company began accounting for the investment as a cost method investment. During the second quarter of 2014, HzO raised an additional $20,000 in equity capital. ZAGG did not participate in the capital raise. Due to this equity raise and 2014 option exercises at HzO, ZAGG’s ownership interest in HzO decreased from 15.3% at December 31, 2013 to 10.1% at December 31, 2014.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

For the years ended December 31, 2014, 2013, and 2012, the Company recorded a loss from investment in HzO of $0, $2,013 and $2,866, respectively. The loss from investment in HzO was recorded as a component of other income (expense) in the consolidated statement of operations in each respective period. The carrying value of the investment at December 31, 2014 and 2013 was $0 due to the accumulated losses.

(4) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

		December 31,
		2014	2013
	Useful Lives
Computer equipment and software	3 to 5 years	$2,627	$1,519
Equipment and molds	3 to 10 years	8,238	5,173
Furniture and fixtures	7 years	770	778
Automobiles	5 years	234	201
Leasehold improvements	1 to 4.75 years	3,090	3,111
		14,959	10,782
Less accumulated depreciation		(7,659)	(5,778)

Net property and equipment		$7,300	$5,004

(5) GOODWILL AND INTANGIBLE ASSETS

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

Impairment of Indefinite-lived Intangible Assets

During the fourth quarter of 2013, the Company made a brand strategy change to place greater emphasis on the promotion of the ZAGG and InvisibleShield brands. As a result of this decision, we determined that future cash flows under the iFrogz trademark likely will be less than previously estimated and that the trademark should be considered a definite-lived intangible asset. Management incorporated this information into an impairment analysis performed during the fourth quarter of 2013, relying on a discounted cash flow analysis and market approach. Management determined the carrying amount of the trademark exceeded the fair value and an impairment charge of $9,762 was recorded at December 31, 2013 as a component of the impairment of goodwill and intangibles line in the consolidated statement of operations. As the trademark was then considered a definite-lived intangible, the Company commenced amortizing the trademark over a ten-year useful life on an accelerated basis consistent with the projected future cash flows from the trademark. Amortization of this intangible commenced in the first quarter of 2014. Future amortization of this trademark is included in the estimated future amortization expense table below in this Note.

December 31, 2013

iFrogz trademark prior to impairment	$16,800
iFrogz trademark impairment	(9,762)
iFrogz trademark – definite-lived	$7,038

During the fourth quarter of 2012, the Company determined that future cash flows under the EarPollution trademark likely would be less than previously estimated and that the trademark should be considered a definite-lived intangible asset. Management performed an impairment analysis during the fourth quarter of 2012, relying on a discounted cash flow analysis and market approach, and determined that the carrying amount of the trademark exceeded the fair value and an impairment charge of $5,917 was recorded at December 31, 2012 as a component of the impairment of goodwill and intangibles line in the consolidated statement of operations. As the trademark was considered a definite-lived intangible, management commenced amortizing the trademark over an eight-year period on an accelerated basis consistent with the projected future cash flows from the trademark. Amortization of this intangible commenced in the first quarter of 2013. Future amortization of this trademark is included in the estimated future amortization expense table below in this Note.

December 31 2012

EarPollution trademark prior to impairment	$8,300
EarPollution trademark impairment	(5,917)
EarPollution trademark – definite-lived	$2,383

In addition, during the fourth quarter of 2012, the Company wrote-off $139 in internally developed software acquired in the iFrogz acquisition as it was abandoned in December 2012. The charge is included as a component of the impairment of goodwill and intangibles line in the consolidated statement of operations.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

Definite-lived Intangibles

Definite-lived intangibles as of December 31, 2014 and 2013, were as follows:

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Write-off of Fully Amortized Asset	Transfers from Indefinite-life Classification	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(23,839)	$—	$—	$17,661	8.0 years
Non-compete agreements	4,100	(2,949)	—	—	1,151	4.8 years
Other Trademarks	3,500	(2,216)	—	—	1,284	9.7 years
iFrogz Trademark	7,038	(1,152)	—	—	5,886	10.0 years
EarPollution Trademark	2,383	(1,026)	—	—	1,357	8.0 years
Other	600	(554)	—	—	46	5.0 years
Acquired technology	709	(267)	—	—	442	7.0 years
Internet address	124	(78)	—	—	46	10.0 years
Patents	4,696	(1,161)	—	—	3,535	12.5-14.0 years
Total amortizable assets	$64,650	$(33,242)	$—	$—	$31,408	8.4 years

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Write-off of Fully Amortized Asset	Transfers from Indefinite-life Classification	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(17,537)	$—	$—	$23,963	8.0 years
Non-compete agreements	4,100	(2,169)	—	—	1,931	4.8 years
Other Trademarks	3,500	(1,719)	—	—	1,781	9.7 years
iFrogz Trademark	—	—	—	7,038	7,038	10.0 years
EarPollution Trademark	2,383	(554)	—	—	1,829	8.0 years
Other	661	(487)	(61)	—	113	5.0 years
Acquired technology	709	(165)	—	—	544	7.0 years
Internet address	124	(66)	—	—	58	10.0 years
Patents	4,696	(734)	—	—	3,962	12.5-14.0 years
Total amortizable assets	$57,673	$(23,431)	$(61)	$7,038	$41,219	8.4 years

Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization. The remaining definite-lived intangible assets are amortized using the straight line method over their estimated useful life. For the years ended December 31, 2014, 2013, and 2012 amortization expense was $9,811, $9,702, and $9,801, respectively. Amortization expense was primarily recorded as a component of operating expense, however, amortization expense related to acquired technology in 2014, 2013, and 2012 of $102, $82, and $69, respectively, was recorded as a component of cost of sales.

Estimated future amortization expense is as follows:

2015	$8,560
2016	7,125
2017	5,649
2018	4,626
Thereafter	5,448
Total	$31,408

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

(6) INCOME TAXES

The components of income tax (provision) benefit for the years ended December 31, 2014, 2013 and 2012, are:

	2014	2013	2012
Current (provision):
Federal	$(9,705)	$(8,720)	$(15,466)
State	(2,502)	(766)	(2,104)
Foreign	(37)	—	(116)
Total current	(12,244)	(9,486)	(17,686)
Deferred (provision) benefit:
Federal\	4,144	5,036	7,209
State	1,627	755	1,084
Foreign	—	—	—
Total deferred	5,771	5,791	8,293
Total (provision) benefit	$(6,473)	$(3,695)	$(9,393)

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Tax at statutory rate (35%)	$(5,927)	$(2,970)	$(8,364)
State tax, net of federal tax benefit	(955)	25	(663)
Non-deductible expense and other	(680)	428	(341)
Domestic production activities deduction	688	331	676
Return to provision adjustment	453	(148)	(49)
Liquidation of iFrogz EU	—	5	—
Reserve related to FIN 48	(541)	(382)	—
Interest and penalties	(37)	(32)	—
Effect of state rate changes, net of federal tax benefit	526	—	—
Increase in valuation allowance	—	(952)	(652)
	$(6,473)	$(3,695)	$(9,393)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2014 and 2013, are as follows:

	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$729	$958
Deferred revenue	12	38
Inventories	5,584	3,211
Stock-based compensation	1,825	1,464
Sales returns accrual	3,374	2,943
Acquisition costs, net of amortization	238	252
Intangible assets	11,708	8,320
Goodwill	2,067	2,192
HzO investment	1,520	1,483
Capital loss carry-over	278	271
Reserve on note receivable	583	569
Other liabilities	66	39
Deferred tax assets	27,984	21,740
Valuation allowance	(1,798)	(1,753)
Total deferred tax assets	$26,186	$19,987

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

Deferred tax liabilities:
Property and equipment	1,122	693
Total gross deferred tax liabilities	1,122	693
Net deferred tax assets	$25,064	$19,294

Deferred tax assets, net – current	$10,774	$7,917
Deferred tax assets, net – noncurrent	14,290	11,377
Net deferred tax assets	$25,064	$19,294

The Company recorded a full valuation allowance against a deferred tax asset generated by losses on its investment in HzO. HzO is a development stage enterprise and given current operations and uncertainty of future profitability, management has determined that it is more likely than not that the deferred tax asset will not be realizable. Given this, a full valuation allowance at December 31, 2014 and 2013 of $1,520 and $1,483, respectively, has been recorded against the deferred tax asset. In addition, at December 31, 2014 and 2013, the Company recorded a full valuation allowance against deferred tax assets resulting from capital loss carry-overs as the Company determined that it was unlikely the capital loss carry-overs would be able utilized. The $45 change in the valuation allowance from 2013 to 2014 reflected in the table above is due entirely to the change in the effective state rate during 2014.

For all other deferred tax assets, no valuation allowance has been recorded at December 31, 2014 and 2013, as management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2014 and prior years as the Company considers these earnings to be indefinitely reinvested. Cash held by foreign entities that is considered permanently re-invested totaled $5,036 as of December 31, 2014. If this cash were repatriated to the United States, outside the settlement of intercompany payables or payment of intercompany royalties, the Company would need to accrue and pay the related tax. However, the Company considers these funds permanently re-invested and has no plans to repatriate these funds.

The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2014 and 2013, the Company recorded a tax contingency of $1,001 and $460, respectively. The tax contingencies are primarily related to the Company’s global tax strategy and certain transactions in foreign jurisdictions in prior periods. These tax contingencies, on a gross basis, are reconciled in the table below:

	2014	2013

Unrecognized tax benefits, as of January 1	$460	$61
Gross increases – tax positions in current period	541	399
Total benefit	$1,001	$460

As of December 31, 2014, the Company's liability related to unrecognized tax benefits was $1,001 of which $959 would impact the Company's effective tax rate if recognized.

For the years ended December 31, 2014, 2013, and 2012, the Company recorded $38, $32, and $0, respectively, in each year in interest and penalties.

The Company is currently under examination by the State of Minnesota and has accrued $146 based on our preliminary discussions. This amount is a component of income taxes payable on the consolidated balance sheet. The Company is currently not under examination by any other state or federal tax authority, but remains subject to income tax examinations for each of its open tax years, which extend back to 2011 for federal income tax purposes and 2010 for state income tax purposes.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

(7) STOCK OPTIONS, WARRANTS, AND RESTRICTED STOCK

Equity Incentive Award Plans

In 2007, the Company’s board of directors adopted and in 2008 the Company’s shareholders approved the ZAGG Incorporated 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan was amended to increase the number of shares issuable under the 2007 Plan to 10,000. As of December 31, 2014, there were 6,164 shares available for grant under the 2007 Plan. However, upon adoption of the 2013 Plan in January 2013 (see below), the Company ceased to grant awards pursuant to the 2007 Plan. All subsequent awards were and all future awards will be granted under the 2013 Plan. All awards that are outstanding under the 2007 Plan will continue to vest, be exercisable, and expire according to their respective terms.

On January 15, 2013, the Company’s Board of Directors adopted and in June 2013, the Company’s shareholders approved the ZAGG Inc 2013 Equity Incentive Award Plan (the “2013 Plan”), a new equity incentive plan intended to replace the 2007 Plan. The 2013 Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock, and restricted stock units can be awarded.  The 2013 Plan’s initial share reservation is 5,000 shares. The term of the plan is for 10 years from the date of its adoption. As of December 31, 2014, there were approximately 4,091 shares available for grant under the 2013 Plan.

Common Stock Options

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have five-year contractual terms.

The fair value of stock options has historically been estimated as of the grant date using the Black-Scholes option pricing model, though no stock options were granted during 2014, 2013, or 2012.

The following table summarizes the stock option activity for the Company’s stock incentive plans for the year ended December 31, 2014:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Net Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2013	439	$3.61	1.2	$186
Exercised	(149)	1.83
Forfeited/expired	(5)	4.12
Outstanding at December 31, 2014	285	$5.02	0.6	$504
Exercisable at December 31, 2014	285	$5.02	0.6	$504

The weighted-average grant-date fair value of options granted during the years ended December 31, 2014, 2013, and 2012 was $0 as no shares were granted. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012, was $417, $540, and $3,555, respectively.

As of December 31, 2014, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the stock incentive plans. The total grant date fair value of shares vested during the years ended December 31, 2014, 2013 and 2012, was $154, $593, and $1,060, respectively.

The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the years ended December 31, 2014, 2013 and 2012, the Company recorded equity-based compensation expense of $28, $280 and $1,008, respectively, which is included as a component of selling, general and administrative expense. The net tax benefit recognized on equity-based compensation expense for the year ended December 31, 2014, 2013 and 2012 was $73, $88, and $181, respectively. The tax benefit realized from stock options exercised for the year ended December 31, 2014, 2013 and 2012 was $73, $88, and $599, respectively.

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

Warrants

During the years ended December 31, 2014, 2013, and 2012, the Company issued warrants to purchase common shares for investor relations consulting services of 0, 0, and 50, respectively. The 2014, 2013, and 2012 warrants are exercisable at $0, $0 and $9.02, respectively. The warrants expire five years from the grant date and were fully vested on the date of grant. The grants were independently valued using the Black-Scholes option pricing model with separate assumptions for each tranche based on the fair value of the Company’s common stock on each vesting date, expected term equal to the remaining contractual term on each vesting date, expected volatility weighted between the Company’s historical volatility and the average historical volatility of similar entities with publicly traded shares over the expected term for each vesting date, and risk-free rate for the expected term based on the U.S. Treasury yield curve in effect with a period that approximates the remaining contractual term for each vesting date. For the year ended December 31, 2014, 2013, and 2012, the Company recorded expense of $0, $0, and $311, respectively, for these warrants.

The fair value of warrants has been estimated as of the vesting date using the Black-Scholes option pricing model. For the years ended December 31, 2014, 2013, and 2012 the following assumptions were used in determining the fair value:

2012
Expected dividend yield	0.0%
Risk-free interest rate	0.81%
Expected term (years)	5.0 years
Expected volatility	89.50%

The following table summarizes the warrant activity for the year ended December 31, 2014:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Net Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2013	390	$8.05	2.0	$(1,442)
Granted	—	—
Exercised	(5)	2.58
Forfeited/expired	—	—
Outstanding at December 31, 2014	385	$8.12	1.0	$(512)
Exercisable at December 31, 2014	385	$8.12	1.0	$(512)

The weighted-average and grant-date or vest-date fair value of warrants granted during the years ended December 31, 2014, 2013, and 2012, was $0, $0, and $6.46, respectively. The total intrinsic value of warrants exercised during the years ended December 31, 2014, 2013 and 2012, was $18, $0, and $4,195, respectively.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

As of December 31, 2014, there was $0 of total unrecognized estimated compensation cost related to nonvested warrants granted. The total fair value of warrants vested during the years ended December 31, 2014, 2013, and 2012 was $33, $0, and $311, respectively.

For warrants that are compensatory, the Company records share-based compensation expense related to warrants only for warrants that have vested. The amount of the expense recognized is based on the estimated fair value of the warrants on the vesting date. During the years ended December 31, 2014, 2013 and 2012, the Company recorded equity-based compensation expense related to warrants of $0, $0, and $311, respectively, which is included as a component of selling, general and administrative expense. The net tax benefit recognized on equity-based compensation expense related to warrants for the year ended December 31, 2014, 2013 and 2012 was $0, $0, and $119, respectively. The tax benefit realized from compensatory warrants exercised for the years ended December 31, 2014, 2013 and 2012 was $9, $0, and $114, respectively.

Restricted Stock

Restricted stock awards are granted with a fair value equal to the ending stock price on the date of grant. A summary of the status of the Company’s restricted stock as of December 31, 2014, and changes during the year ended December 31, 2014, is presented below:

	Restricted Stock	Weighted- Average Grant Date Fair Value
	(In thousands)	(Per share)
Outstanding at December 31, 2013	357	$5.96
Granted	589	4.83
Vested	(218)	6.38
Forfeited	(101)	5.49
Outstanding at December 31, 2014	627	$4.83

As of December 31, 2014, there was $1,391 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 0.9 years.

The Company recorded share-based compensation expense only for restricted stock that is expected to vest. The estimated fair value of the restricted stock awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the years ended December 31, 2014, 2013, and 2012, the Company recorded equity-based compensation expense of $2,053, $3,846 and $4,699, respectively, which is included as a component of selling, general and administrative expense. The net tax benefit recognized on equity-based compensation expense for the years ended December 31, 2014, 2013 and 2012, was $785, $1,458 and $1,809, respectively. The tax benefit realized from vested restricted stock for the years ended December 31, 2014, 2013, and 2012, was $378, $1,042 and $1,169, respectively.

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

During the years ended December 31, 2014 and 2013, certain ZAGG employees elected to receive a net amount of shares upon the vesting of a restricted stock grant in exchange for the Company incurring the tax liability for the fair value of the award on the vest date. This resulted in the Company recording $75 and $257, respectively, in compensation expense, with the offset being originally recorded to accrued wages and wage related expenses rather than to additional paid-in capital.

(8) FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

At December 31, 2014 and 2013, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a note receivable, and a line of credit with Wells Fargo. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these financial instruments. The carrying value of the debt balances approximate fair value because the variable interest rates reflect current market rates.

In addition, as discussed in Note 9, management records an impairment on the note receivable if the fair value of the underlying collateral is less than the carrying amount. The assets that collateralize the note receivable include real property, interests in entities that own real property, and 80 shares of the Company’s stock that carry a restrictive legend until two months after the note receivable is paid in full. Management determined that the fair value of the collateral exceeded the carrying value of the note receivable at December 31, 2014 and 2013.

Fair Value Measurements

At December 31, 2014 and 2013, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown (in thousands):

	Fair Value Measurements Using:
	December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$374	$374	—	—

	Fair Value Measurements Using:
	December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$163	$163	—	—

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

The following tables presents assets held as of December 31, 2013 (none in 2014), measured at fair value on a non-recurring basis using the level of inputs shown at the time of impairment (in thousands).

	Fair Value Measurements Using:
	December 31, 2013	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Goodwill	$—	—	—	$—
iFrogz trademark	$7,038	—	—	$7,038

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

As discussed in Note 5, at December 31, 2013, management performed an impairment analysis over each asset and ultimately recorded an impairment of goodwill of $1,484 and an impairment of the iFrogz trademark of $9,762. Thus, the balances in the table above reflect the fair value at December 31, 2013. The fair value of goodwill and the iFrogz trademark were determined using various valuation methods, including the income and market approaches. Under the income approach, the estimate of the present value of expected future cash flows was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical operating data projected into the future based on the Company’s current expectations. Various market approaches were utilized to determine appropriate royalty rates applicable to the valuation of the iFrogz trademark, to determine appropriate comparable company market multiples to estimate the value of the ZAGG Domestic reporting unit, and to estimate the overall value of the consolidated entity.

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

(9) NOTE RECEIVABLE

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

Following Mr. Harmer’s default on the loan, management determined that it was probable that the Company would be unable to collect all amounts due from Mr. Harmer according to the terms of the Note. As the Note became collateral-dependent upon Mr. Harmer’s default, management engaged various third-party certified valuation specialists to assist management in its determination of the fair value of the collateral and whether it is sufficient to recover the Note balance. As of December 31, 2014, management determined that the estimated fair value of the underlying collateral was between $1,531 and $1,666. As management has not been able to ascertain whether Mr. Harmer owns 50% or 100% of Holdings, management used the low end of the above range ($1,531) and compared it to the carrying amount of the Note of $1,149. The remaining Note balance of $1,149 appears to be collectable given management’s best estimate of the cash recovery on the collateral securing the Note (fair value, less cost to sell) of $1,531. Additionally, the Company has classified $348 of the Note as an offset to equity, representing the collateral secured by ZAGG common stock, which management has taken steps to recover to repay the Note, as noted below. If a decrease in the amount of the Note classified as an offset to equity occurs as a result of a decrease in the stock price, the Company reclassifies the difference back to the note receivable line item on the consolidated balance sheet to the extent that there is sufficient underlying collateral in excess of the book value. During the years ended December 31, 2014 and 2013, the Company reclassified $0 and $218, respectively, from equity to the note receivable line item on the consolidated balance sheet to reflect the decrease in the Company’s stock price. Ultimately, any recovery in excess of the carrying value of the Note will be recognized when realized.

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

At December 31, 2014, the total unpaid principal balance, including accrued interest, late fees and costs incurred in collection, totaled $4,735.

(10) DEBT AND LETTERS OF CREDIT

Wells Fargo Revolving Line of Credit Facility

On December 23, 2014, the Company and Wells Fargo, entered into the Third Amendment, which modified the original Credit Agreement entered into between the Company and Wells Fargo on December 7, 2012 and all subsequent amendments to the Credit Agreement (First Amendment to the Credit Agreement entered into on December 20, 2013 and Second Amendment to the Credit Agreement entered into on November 4, 2014). The Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $5,000. During 2014 and 2013, ZAGG did not issue any standby commercial letters of credit.

The Third Amendment provides a $25,000 Line of Credit and extended the maturity date from December 1, 2015 to December 1, 2016. As of December 31, 2014 and 2013, the total balance outstanding on the line of credit was zero and $17,543, respectively.

As consideration for entering into the Third Amendment, the Company agreed to pay to Wells Fargo an amendment fee of $10 as well as reasonable legal and collateral examination fees.

Borrowings and repayments under the Line of Credit may occur from time to time in the Company’s ordinary course of business through December 1, 2016. Any outstanding borrowings under the Line of Credit mature and are due on December 1, 2016.

Any outstanding principal balance under the Line of Credit bears interest at a fluctuating rate per annum determined to be the sum of the (1) LIBOR margin established under the Credit Agreement (with the initial LIBOR margin being set at 1.25%) and (2) Daily Three Month LIBOR (as defined in the Credit Agreement) in effect from time to time.  Each change in the rate of interest will become effective on each business day on which a change in Daily Three Month LIBOR is announced by Wells Fargo.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

Pursuant to the terms of the Amendment, Wells Fargo will adjust the LIBOR margin used to determine the rate of interest under the Line of Credit on a quarterly basis. The applicable LIBOR margin is calculated based on the Company's ratio of Total Liabilities to Tangible Net Worth (as these terms are defined in the Credit Agreement) in accordance with the following table:

Total Liabilities to Tangible Net Worth	Applicable LIBOR Margin

1.00 or greater	1.25%
0.65 or greater, but less than 1.00	1.00%
Less than 0.65	0.75%

Under the Line of Credit, each adjustment is effective on the first business day of the Company’s fiscal quarter following the quarter during which Wells Fargo receives and reviews the Company’s most current fiscal quarter-end financial statements in accordance with the requirements established in the Credit Agreement.

In addition, under the Amendment the Company pays Wells Fargo a quarterly fee based on the average unused amount of the Line of Credit depending on the Company’s Leverage Ratio (as this term is defined in the Credit Agreement) based on the following table:

Leverage Ratio	Applicable Unused Commitment Fee (per annum)

1.00 or greater	0.35%
0.65 or greater, but less than 1.00	0.25%
Less than 0.65	0.15%

For the years ended December 31, 2014 and 2013, $75 and $73, respectively, in unused line fees had been incurred and was included as a component of interest expense in the consolidated statement of operations.

At December 31, 2014, the interest rate on the Line of Credit was 1.13%, though as noted above, the outstanding balance was $0. At December 31, 2013, the weighted average interest rate on all outstanding borrowings under the Line of Credit was 1.00%. At December 31, 2014 and 2013, the effective interest rate was 0% and 1.11%, respectively.

The Company originally incurred and capitalized $238 of direct costs related to the establishment of the Credit Agreement with Wells Fargo. For the years ended December 31, 2014 and 2013, the Company amortized $66 and $120, respectively of these loan costs, which is included as a component of interest expense in the consolidated statement of operations.

The Company amortizes these deferred loan costs under the effective interest rate method. The carrying value of deferred loan costs at December 31, 2014 and 2013, was $60 and $126, respectively, and is included as a component of noncurrent other assets in the consolidated balance sheet.

Attached to the Credit Agreement are a number of financial and non-financial debt covenants. At December 31, 2014, the Company was in compliance with all covenants associated with the Credit Agreement.

(11)	TREASURY STOCK

In each of fiscal year 2014 and 2013, the Company’s board of directors authorized the repurchase of up to $10,000 of the Company’s outstanding common stock. The Company’s board of directors also authorized the Company to enter into a Rule 10b5-1 plan when appropriate.

For the years ended December 31, 2014 and 2013, the Company purchased 1,813 and 1,756 shares, respectively, of ZAGG Inc common stock. Cash consideration paid for the purchase of ZAGG Inc common stock for the years ended December 31, 2014 and 2013 was $9,579 and $9,997, respectively, which included commissions paid to brokers of $54 and $53, respectively. For the years ended December 31, 2014 and 2013, the weighted average price per share was $5.25 and $5.66, respectively. The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.

(12) COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2017. Future minimum rental payments required under the operating leases at December 31, 2014 are as follows:

2015	$912
2016	767
2017	376
Total	$2,055

For the years ended December 31, 2014, 2013 and 2012, rent expense was $1,640, $1,564 and $1,615, respectively. Rent expense is recognized on a basis which approximates straight line over the lease term. Rent expense for the years ended December 31, 2014, 2013, and 2012 was net of sublease income of $910, $996, and $751 respectively.

Commercial Litigation

Lorence A. Harmer, et al v ZAGG Inc et al, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG and two of his affiliates, Harmer Holdings, LLC, and Teleportall, LLC, filed a lawsuit against the Company, Robert G. Pedersen II, Brandon T. O’Brien, and KPMG LLP. KPMG LLP was dismissed from the lawsuit in January 2012. The plaintiffs alleged that the defendants defamed Mr. Harmer, breached the Settlement Agreement and other agreements between the plaintiffs (alleging claims for breach of contract, breach of the covenant of good faith, and fair dealing) and the Company, and interfered with other rights of the plaintiffs. The defendants denied all of the material allegations made by the plaintiffs. On October 29, 2012, the Company filed a Counterclaim and Third-Party Complaint against Harmer, Holdings, Teleportall and third-party Global Industrial Services Limited asserting claims for breach of contract, deficiency, indemnity and attorneys’ fees, breach of the implied covenant of good faith and fair dealing, quasi contract, unjust enrichment, quantum meruit and declaratory judgment. On June 10, 2013, the court dismissed the plaintiffs’ claims for defamation, negligence, tortious interference, and interference with prospective economic relations against the Company and all claims against Messrs. Pedersen and O’Brien. The Company believes the plaintiffs’ remaining claims of breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief to be without merit and intends to continue to vigorously defend against them. The plaintiffs have not yet made a specific damages claim.

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

ZAGG Intellectual Property Holding Co v. Tech21 et al., U.S. District Court, District of Utah, 2:14-cv-00113-BCW. On February 18, 2014, ZAGG IP filed a complaint against Tech21, Ltd. alleging, among other things, that the defendant makes, uses, sells, offers for sale, and/or imports into the United States a kit for protecting a surface of an electronic device that infringes at least one claim of ZAGG IP’s U.S. patent No. 8,567,596 entitled Elec1.tronic Device Protective Film Application Kit and Method (the “‘596 Patent”). The defendant has not filed any counterclaims and no material determinations have been made by the court in this matter. This litigation is stayed pending resolution of Inter Partes Patent Review of the ‘596 Patent, in the USPTO.

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

Class Action Lawsuits

James H. Apple, et al. v. ZAGG Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00852; Ryan Draayer, et al. v. Zagg Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00859.  On September 6 and 10, 2012, two putative class action lawsuits were filed by purported Company shareholders against the Company, Randall Hales, Brandon O’Brien, and Cheryl Larabee, as well as Robert G. Pedersen II, the Company’s former Chairman and CEO, and Edward Ekstrom and Shuichiro Ueyama, former members of the Company’s Board of Directors. These lawsuits were subsequently amended by a complaint filed on May 6, 2013. The plaintiffs seek certification of a class of purchasers of the Company’s stock between October 15, 2010 and August 17, 2012. The plaintiffs claim that as a result of Mr. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as the Company’s CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934 (the “Exchange Act”). On March 7, 2013, the U.S. District Court for the District of Utah (the “Court”) consolidated the Apple and Draayer actions and assigned the caption In re: Zagg, Inc. Securities Litigation, and on May 6, 2013, plaintiffs filed a consolidated complaint. On July 5, 2013, the defendants moved to dismiss the consolidated complaint. On February 7, 2014, the Court entered an order granting the Company’s motion to dismiss the consolidated complaint. On February 25, 2014, plaintiffs filed a notice of appeal with the U.S. Court of Appeals, Tenth Circuit. On June 17, 2014, plaintiffs filed their opening appellate brief appealing the Courts decision with respect to some of their claims. The Tenth Circuit heard oral argument on the appeal on January 22, 2015. The U.S. Court of Appeals, Tenth Circuit, has not yet entered a decision on the appeal.

Arthur Morganstern v. Robert G. Pedersen II et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120908452; Albert Pikk v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1188; Rosenberg v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1216.  On December 14, 2012, the first of three shareholder derivative complaints were filed against several of the Company’s current and former officers and directors.  These complaints make allegations similar to those presented in the consolidated class action lawsuits, but they also assert various state law causes of action, including claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading.  Each of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as a nominal defendant against whom no recovery is sought.  On February 26, 2013, the Court consolidated the Pikk and Rosenberg actions and assigned the caption In re ZAGG Inc. Shareholder Derivative Litigation, and on June 5, 2013, plaintiffs filed a consolidated complaint.  On April 4, 2014, the defendants moved to dismiss the consolidated complaint. On October 9, 2014, the Court entered an order granting dismissal of the consolidated complaint. On January 8, 2015, plaintiffs filed a notice of appeal, and the appeal is now pending in the U.S. Court of Appeals, Tenth Circuit.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

SEC Investigation

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

Other Litigation

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

The Company establishes reserves when a particular contingency is probable and estimable. Other than those discussed above, the Company has not accrued for any loss at December 31, 2014 in the consolidated financial statements as the Company does not consider a loss to be probable nor estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

(13) CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2014.

At December 31, 2014 and 2013, approximately 48% and 44%, respectively, of the balance of accounts receivable was due from the Company’s largest customer. In addition at December 31, 2014 and 2013, separate customers accounted for 14% and 14%, respectively, of the accounts receivable balance. No other customer account balances were more that 10% of accounts receivable at December 31, 2014 or 2013. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

Concentration of sales

For the years ended December 31, 2014, 2013, and 2012, one customer accounted for 30%, 26%, and 32%, respectively, of the Company’s sales; during the same periods, a second customer accounted for 11%, 18%, and 11%, respectively, of sales; and a third customer accounted for 11%, 6%, and 7%, respectively, of sales. No other customer account balances were more that 10% of sales during 2014. If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the years ended December 31, 2014, 2013 and 2012 was approximately:

	2014	2013	2012
United States	90%	90%	87%
Europe	7%	5%	6%
Other	3%	5%	7%

At December 31, 2014 and 2013, net assets located overseas in Shannon, Ireland totaled $8,050 and $8,695, respectively.

(14) SEGMENT REPORTING

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

In addition, as the Company has continued to evolve as a mobile device accessories company, financial information reviewed and evaluated by the chief operating decision maker is at the consolidated company level, including budget and sales reviews. Further, due to the decrease in size and significance of the HzO investment ($0 balance at December 31, 2014 and 2013), management determined it to be a corporate asset rather than a separate operating segment.

Ultimately, management concludes that the Company should be considered a single reportable segment in 2014 and 2013.

(15) – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is presented in the following summary:

	Year ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$49,003	$50,154	$60,013	$102,415	$261,585
Income (loss) from operations	1,940	1,580	(6,611)	20,074	16,983
Net income (loss)	988	793	(4,319)	12,999	10,461
Earnings (loss) per share attributable to stockholders: (1)
Basic	$0.03	$0.03	$(0.14)	$0.44	$0.35
Diluted	0.03	0.03	(0.14)	0.43	0.34
Weighted average common shares:
Basic	30,549	30,281	30,312	29,854	30,247
Diluted	30,864	30,575	30,312	30,288	30,610

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

	Year ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$51,471	$51,198	$49,869	$66,818	$219,356
Income (loss) from operations	2,007	5,416	6,435	(2,912)	10,946
Net income (loss)	876	2,774	3,184	(2,044)	4,790
Earnings (loss) per share attributable to stockholders: (1)
Basic	$0.03	$0.09	$0.10	$(0.07)	$0.16
Diluted	0.03	0.09	0.10	(0.07)	0.15
Weighted average common shares:
Basic	31,052	30,739	30,926	30,883	30,900
Diluted	31,726	31,218	31,466	30,883	31,459

(1)	The earnings per share calculations for each of the quarters were based upon the weighted average number of shares outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per common share amounts.

(16) DEFINED CONTRIBUTION PLAN

The Company offers a 401(k) for full-time employees that have been with the Company for over 90 days. The Company matches participant contributions of 100% up to 3% of an employees’ salary and 50% of contributions from

