Form 10-Q
period 2015-03-31
ZAGG Inc
filed 2015-05-06
CIK 1296205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2015, or

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

☐	Large Accelerated Filer	☒	Accelerated Filer

☐	Non-accelerated Filer (do not check if a smaller reporting company)	☐	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,525,766 common shares as of May 1, 2015.

ZAGG INC AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$14,727	$9,461
Accounts receivable, net of allowances of $1,802 in 2015 and $1,910 in 2014	44,087	75,729
Inventories	48,128	48,378
Prepaid expenses and other current assets	1,441	2,681
Deferred income tax assets	10,774	10,774
Total current assets	119,157	147,023

Property and equipment, net of accumulated depreciation at $8,429 in 2015 and $7,659 in 2014	7,092	7,300
Intangible assets, net of accumulated amortization at $35,397 in 2015 and $33,242 in 2014	29,253	31,408
Deferred income tax assets	14,203	14,290
Note receivable	801	801
Other assets	475	457
Total assets	$170,981	$201,279

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$27,938	$49,379
Income taxes payable	2,475	6,464
Accrued liabilities	4,304	6,910
Accrued wages and wage related expenses	2,291	2,600
Deferred revenue	182	179
Sales returns liability	3,808	8,674

Total current liabilities	40,998	74,206

Total liabilities	40,998	74,206

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized; 33,082 and 32,686 shares issued in 2015 and 2014, respectively	33	33
Additional paid-in capital	85,716	85,154
Accumulated other comprehensive loss	(1,747)	(895)
Note receivable collateralized by stock	(348)	(348)
Treasury stock, 3,569 and 3,569 common shares in 2015 and 2014 respectively, at cost	(19,576)	(19,576)
Retained earnings	65,905	62,705

Total stockholders' equity	129,983	127,073

Total liabilities and stockholders' equity	$170,981	$201,279

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

Net sales	$57,216	$49,003
Cost of sales	34,258	31,225
Gross profit	22,958	17,778

Operating expenses:
Advertising and marketing	2,631	2,008
Selling, general and administrative	12,754	11,403
Amortization of definite-lived intangibles	2,134	2,427

Total operating expenses	17,519	15,838

Income from operations	5,439	1,940

Other income (expense):
Interest expense	(27)	(44)
Other income	80	90

Total other income, net	53	46

Income before provision for income taxes	5,492	1,986

Income tax provision	(2,292)	(998)

Net income	$3,200	$988

Earnings per share:
Basic earnings per share	$0.11	$0.03
Diluted earnings per share	$0.11	$0.03

See accompanying notes to condensed consolidated financial statements.

4

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

Net income	$3,200	$988

Other comprehenseive loss, net of tax:
Foreign currency translation loss	(852)	(110)

Total other comprehensive loss	(852)	(110)

Comprehensive income	$2,348	$878

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net income	$3,200	$988
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	876	520
Excess tax benefits related to share-based payments	(198)	(1)
Depreciation and amortization	2,944	3,014
Deferred income taxes	87	(92)
Amortization of deferred loan costs	16	16
Changes in operating assets and liabilities
Accounts receivable, net	31,319	10,027
Inventories	(226)	5,453
Prepaid expenses and other current assets	1,174	893
Other assets	-	40
Accounts payable	(20,426)	(1,320)
Income taxes payable	(3,792)	(4,696)
Accrued liabilities	(2,332)	(544)
Accrued wages and wage related expenses	(310)	156
Deferred revenue	3	(81)
Sales return liability	(4,859)	(2,430)

Net cash provided by operating activities	7,476	11,943

Cash flows from investing activities
Purchase of property and equipment	(1,455)	(460)

Net cash used in investing activities	(1,455)	(460)

Cash flows from financing activities
Proceeds from revolving credit facilities	7,652	10,438
Payments on revolving credit facilities	(7,652)	(27,981)
Purchase of treasury stock	-	(2,488)
Payment of withholdings on restricted stock units	(718)	-
Proceeds from exercise of warrants and options	206	130
Excess tax benefits related to share-based payments	198	1

Net cash used in financing activities	(314)	(19,900)

Effect of foreign currency exchange rates on cash and cash equivalents	(441)	(103)

Net increase (decrease) in cash and cash equivalents	5,266	(8,520)

Cash and cash equivalents at beginning of the period	9,461	15,031

Cash and cash equivalents at end of the period	$14,727	$6,511

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$18	$46
Cash paid during the period for taxes	$5,903	$5,753

See accompanying notes to condensed consolidated financial statements.

6

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Three Months Ended March 31, 2015:

Purchase of $117 in fixed assets financed through accounts payable.

For the Three Months Ended March 31, 2014:

None

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

(1)	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ZAGG Inc and its subsidiaries (“ZAGG” or the “Company”) design, produce, and distribute professional and premium creative product solutions, including screen protection, keyboards for tablet computers and mobile devices, keyboard cases, earbuds, mobile power solutions, cables, and cases under the ZAGG and InvisibleShield brands. In addition, the Company designs, produces, and distributes earbuds, headphones, mobile power solutions, Bluetooth speakers, cases, and cables for mobile devices under the iFrogz brand in the fashion and youth-oriented lifestyle sector.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations, and cash flows of the Company for the periods presented. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2014 Annual Report on Form 10-K. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

The condensed consolidated financial statements include the accounts of ZAGG Inc and its wholly owned subsidiaries ZAGG International Distribution Limited (“ZAGG International”); Patriot Corporation; ZAGG Intellectual Property Holding Co, Inc. (“ZAGG IP”); and ZAGG Retail, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled to in exchange for those goods or services. The standard also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU is effective for annual and interim reporting periods beginning after December 15, 2016, with early adoption prohibited. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The ASU states that a reporting entity should apply existing guidance in Topic 718 Compensation – Stock Compensation, to awards with performance conditions that affect vesting. The ASU is effective for annual and interim reporting periods beginning after December 15, 2015. This ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis”, to improve targeted areas of the consolidation guidance and reduce the number of consolidation models. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (VIE), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. This ASU is effective for annual and interim reporting periods beginning after December 15, 2015, with early adoption permitted. This ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. This ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

(2)	INVENTORIES

At March 31, 2015, and December 31, 2014, inventories consisted of the following:

	March 31, 2015	December 31, 2014

Finished goods	$48,084	$48,145
Raw materials	44	233
Total inventory	$48,128	$48,378

In addition, included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at March 31, 2015 and December 31, 2014 of $539 and $1,425, respectively.

(3)	INVESTMENT IN HzO

HzO, Inc. (“HzO”) is a private company engaged in the development of water-blocking technologies for consumer and industrial applications. Prior to the fourth quarter of 2013, the Company accounted for its investment in HzO under the equity method of accounting. Due to an equity raise by HzO during the fourth quarter of 2013 that reduced ZAGG’s ownership percentage below 20%, the Company began accounting for the investment as a cost method investment. Due to an additional equity raise in 2014 in which ZAGG did not participate and 2014 option exercises at HzO, ZAGG’s ownership interest in HzO decreased from 15.3% at December 31, 2013 to 10.1% at December 31, 2014. ZAGG’s ownership interest at March 31, 2015 remained at 10.1%.

The carrying value of the investment at December 31, 2014 was $0 due to the accumulated losses. The balance at March 31, 2015 remains at $0.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

(4)	INTANGIBLE ASSETS

Amortizable intangibles as of March 31, 2015, and December 31, 2014, were as follows:

	As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(25,167)	$16,333	8.0 years
Non-compete agreements	4,100	(3,144)	956	4.8 years
Other Trademarks	3,500	(2,313)	1,187	9.7 years
iFrogz Trademark	7,038	(1,440)	5,598	10.0 years
EarPollution Trademark	2,383	(1,127)	1,256	8.0 years
Other	600	(563)	37	5.0 years
Acquired technology	709	(288)	421	7.0 years
Internet address	124	(81)	43	10.0 years
Patents	4,696	(1,274)	3,422	12.5-14.0 years
Total amortizable assets	$64,650	$(35,397)	$29,253	8.4 years

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(23,839)	$17,661	8.0 years
Non-compete agreements	4,100	(2,949)	1,151	4.8 years
Other Trademarks	3,500	(2,216)	1,284	9.7 years
iFrogz Trademark	7,038	(1,152)	5,886	10.0 years
EarPollution Trademark	2,383	(1,026)	1,357	8.0 years
Other	600	(554)	46	5.0 years
Acquired technology	709	(267)	442	7.0 years
Internet address	124	(78)	46	10.0 years
Patents	4,696	(1,161)	3,535	12.5-14.0 years
Total amortizable assets	$64,650	$(33,242)	$31,408	8.4 years

Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization. The remaining amortizable intangible assets are amortized using the straight line method over their estimated useful life. For the three months ended March 31, 2015 and 2014, amortization expense was $2,155 and $2,447, respectively. Amortization expense was primarily recorded as a component of operating expense. However, amortization expense related to acquired technology for the three months ended March 31, 2015 and 2014, of $21 and $20, respectively, was recorded as a component of cost of sales.

Estimated future amortization expense is as follows:

Remaining 2015	$6,405
2016	7,125
2017	5,649
2018	4,626
2019 and thereafter	5,448
Total	$29,253

(5)	DEBT AND LETTERS OF CREDIT

On December 23, 2014, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into the Third Amendment to Credit Agreement (“Third Amendment”), which modified the original Credit Agreement (the “Credit Agreement”) entered into between the Company and Wells Fargo on December 7, 2012 and all subsequent amendments to the Credit Agreement (First Amendment to the Credit Agreement entered into on December 20, 2013 and Second Amendment to the Credit Agreement entered into on November 4, 2014). The Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $5,000. During the three months ending March 31, 2015 and 2014, the Company did not issue any standby commercial letters of credit.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

The Third Amendment provides a $25,000 Line of Credit and extended the maturity date from December 1, 2015 to December 1, 2016. At March 31, 2015 and December 31, 2014, the total balance outstanding on the line of credit was zero.

In connection with entering into the Third Amendment, the Company paid to Wells Fargo an amendment fee of $10 as well as related legal and collateral examination fees.

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

Pursuant to the terms of the Third Amendment, Wells Fargo will adjust the LIBOR margin used to determine the rate of interest under the Line of Credit on a quarterly basis. The applicable LIBOR margin is calculated based on the Company's ratio of Total Liabilities to Tangible Net Worth (as these terms are defined in the Credit Agreement) in accordance with the following table:

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

In addition, under the Third Amendment the Company pays Wells Fargo a quarterly fee based on the average unused amount of the Line of Credit depending on the Company’s Leverage Ratio (as this term is defined in the Credit Agreement) based on the following table:

Leverage Ratio	Applicable Unused Commitment Fee (per annum)
1.00 or greater	0.35%
0.65 or greater, but less than 1.00	0.25%
Less than 0.65	0.15%

For the three months ended March 31, 2015 and 2014, $9 and $22, respectively, in unused line fees had been incurred and was included as a component of interest expense in the condensed consolidated statements of operations.

At March 31, 2015 and 2014, the weighted average interest rate on all outstanding borrowings under the Line of Credit was 1.13% and 1.00%, respectively. At March 31, 2015 and 2014, the effective interest rate was 1.13% and 1.11%, respectively.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

The Company originally incurred and capitalized $238 of direct costs related to the establishment of the Credit Agreement. For each of the three months ended March 31, 2015 and 2014, the Company amortized $16 of these loan costs, which is included as a component of interest expense in the condensed consolidated statements of operations.

The Company amortizes deferred loan costs under the straight-line method. The carrying value of deferred loan costs at March 31, 2015 and December 31, 2014, was $44 and $60, respectively, and is included as a component of noncurrent other assets in the condensed consolidated balance sheets.

The Company is also subject to a number of financial and non-financial debt covenants under the Credit Agreement. At March 31, 2015, the Company was in compliance with all covenants associated with the Credit Agreement.

Payment in full under the Credit Agreement is due on December 1, 2016. At March 31, 2015, the balance on the line of credit was zero.

(6)	STOCK-BASED COMPENSATION

Common Stock Options

For the three months ended March 31, 2015 and 2014, the Company granted no stock option awards.

The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three months ended March 31, 2015 and 2014, the Company recorded equity-based compensation expense related to stock options of $0 and $28, respectively.

Warrants

During the three months ended March 31, 2015 and 2014, the Company did not issue warrants to purchase common stock. For the three months ended March 31, 2015 and 2014, no compensation expense was recorded.

Restricted Stock Units

The Company granted 545 and 280 shares of restricted stock units during the three months ended March 31, 2015 and 2014, respectively. The restricted stock units granted during the three months ended March 31, 2015 and 2014, were estimated to have a weighted-average fair value per share of $6.51 and $4.57, respectively. The fair value of the restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock units vest annually on a straight-line basis over a 10-month to three-year vesting term, depending on the terms of the individual grant.

The Company recorded share-based compensation expense only for those restricted stock units that are expected to vest. The estimated fair value of the restricted stock units is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three months ended March 31, 2015 and 2014, the Company recorded equity-based compensation expense related to restricted stock units of $876 and $492, respectively, which is included as a component of selling, general, and administrative expense.

During the three months ended March 31, 2015, certain ZAGG employees elected to receive a net amount of shares upon the vesting of a restricted stock unit grant in exchange for the Company paying the employees’ tax liabilities for the fair value of the award on the vesting date. This resulted in the Company paying $718, which is reflected as a reduction of additional paid-in capital.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

(7)	INCOME TAXES

The Company’s effective tax rate was 41.7% and 50.3% for the three months ended March 31, 2015 and 2014, respectively. The decrease in the effective tax rate was primarily due to reduced losses from foreign jurisdictions that are taxed at a 0% rate. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 35%, due to state taxes, permanent items, and the Company’s global tax strategy.

(8)	EARNINGS PER SHARE

Basic earnings per common share excludes dilution and is computed by dividing net income by weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if stock options and restricted stock units, or other common stock equivalents were exercised or converted into common stock. The dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method.

The following is a reconciliation of the denominator used to calculate basic earnings per share and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Net income	$3,200	$988
Weighted average shares outstanding:
Basic	29,380	30,549
Dilutive effect of warrants, restricted stock units and stock options	298	315
Diluted	29,678	30,864
Earnings per share:
Basic	$0.11	$0.03
Diluted	$0.11	$0.03

For the three months ended March 31, 2015 and 2014, warrants, restricted stock units, and stock options to purchase 442 shares, and 516 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock units, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

(9)	TREASURY STOCK

In fiscal year 2015 and 2014, the Company’s board of directors authorized the repurchase of up to $15,000 and $10,000, respectively, of the Company’s outstanding common stock. The Company’s board of directors also authorized the Company to enter into a Rule 10b5-1 plan when appropriate.

For the three months ended March 31, 2015 and 2014, the Company purchased 0 and 556 shares, respectively, of ZAGG common stock. Cash consideration paid for the purchase of ZAGG common stock for the three months ended March 31, 2015 and 2014 was $0 and $2,488, respectively.

Stock purchased in the three months ended March 31, 2015, and 2014 had a weighted average price per share of $0 and $4.45, respectively. The consideration paid was recorded within stockholders’ equity in the condensed consolidated balance sheet.

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

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

Following Mr. Harmer’s default on the loan, management determined that it was probable that the Company would be unable to collect all amounts due from Mr. Harmer according to the terms of the Note. As the Note became collateral-dependent upon Mr. Harmer’s default, management engaged various third-party certified valuation specialists to assist management in its determination of the fair value of the collateral and whether it is sufficient to recover the Note balance. As of March 31, 2015, management determined that the estimated fair value of the underlying collateral was between $1,681 and $1,817. As management has not been able to ascertain whether Mr. Harmer owns 50% or 100% of Holdings, management used the low end of the above range ($1,681) and compared it to the carrying amount of the Note of $1,149. The remaining Note balance of $1,149 appears to be collectable given management’s best estimate of the cash recovery on the collateral securing the Note (fair value, less cost to sell) of $1,681. Additionally, the Company has classified $348 of the Note as an offset to equity, representing the collateral secured by ZAGG common stock, which management has taken steps to recover to repay the Note, as noted below. If a decrease in the amount of the Note classified as an offset to equity occurs as a result of a decrease in the stock price, the Company reclassifies the difference back to the Note to the extent that there is sufficient underlying collateral in excess of the book value. Ultimately, any recovery in excess of the carrying value of the Note will be recognized when realized.

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

At March 31, 2015, the total unpaid principal balance, including accrued interest, late fees and costs incurred in collection, totaled $4,876.

(11)	FAIR VALUE MEASURES

Fair Value of Financial Instruments

At March 31, 2015 and December 31, 2014, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and a note receivable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these financial instruments.

In addition, as discussed in Note 10, management records an impairment on the Note if the fair value of the underlying collateral is less than the carrying amount. Management determined the fair value of assets that collateralize the Note, which includes real property, interests in entities that own real property, and 80 shares of the Company’s stock that carry a restrictive legend until two months after the Note is paid in full. Management determined that the fair value of the collateral exceeded the carrying value of the Note at March 31, 2015.

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

At March 31, 2015, and December 31, 2014, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown:

		Fair Value Measurements Using:
	March 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$374	$374	-	-

		Fair Value Measurements Using:
	December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$374	$374	-	-

(12)	CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2015.

At March 31, 2015, three customers had accounts receivable balances of approximately 33%, 16%, and 10%. No other customers’ accounts receivable balances exceeded 10% of accounts receivable. At December 31, 2014, two customers had accounts receivable balances of approximately 34% and 15%. No other customer accounts receivable balances were more than 10% of accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

Concentration of sales

For the three months ended March 31, 2015, three customers individually accounted for over 10% of the quarterly revenues at 19%, 19%, and 12%, respectively. No other customers accounted for more than 10% of sales. For the three months ended March 31, 2014, two customers individually accounted for over 10% of the quarterly revenues at 19% and 19%, respectively. No other customers accounted for more than 10% of sales. The Company’s loss of one or more of its significant customers would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the three months ended March 31, 2015 and 2014 was approximately:

	Three months ended March 31, 2015	Three months ended March 31, 2014
United States	92%	85%
Europe	7%	11%
Other	1%	4%

(13)	COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2017. Future minimum rental payments required under the operating leases at March 31, 2015 are as follows:

Remaining 2015	$712
2016	779
2017	376
2018 and thereafter	-
Total	$1,867

For the three months ended March 31, 2015 and 2014, rent expense was $394 and $560, respectively. Rent expense for the three months ended March 31, 2015 and 2014 was net of sublease income of $0 and $167, respectively.

Commercial Litigation

Lorence A. Harmer, et al v ZAGG Inc et al, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG and two of his affiliates, Harmer Holdings, LLC, and Teleportall, LLC, filed a lawsuit against the Company, Robert G. Pedersen II, Brandon T. O’Brien, and KPMG LLP. The plaintiffs alleged that the defendants defamed Mr. Harmer, breached the Settlement Agreement and other agreements between the plaintiffs and the Company (alleging claims for breach of contract, breach of the covenant of good faith, and fair dealing) and the Company, and interfered with other rights of the plaintiffs. The defendants denied all of the material allegations made by the plaintiffs. KPMG LLP was dismissed from the lawsuit in January 2012. In October 2012, the Company filed a Counterclaim and Third-Party Complaint against Harmer, Holdings, Teleportall and third-party Global Industrial Services Limited asserting claims for breach of contract, deficiency, indemnity and attorneys’ fees, breach of the implied covenant of good faith and fair dealing, quasi contract, unjust enrichment, quantum meruit and declaratory judgment. In June 2013, the court dismissed the plaintiffs’ claims for defamation, negligence, tortious interference, and interference with prospective economic relations against the Company and all claims against Messrs. Pedersen and O’Brien. The Company believes the plaintiffs’ remaining claims of breach of contract, breach of the covenant of good faith and fair dealing, and declaratory relief to be without merit and intends to vigorously defend against them. The plaintiffs have not yet made a specific damages claim.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

Patent/Trademark Litigation

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products et al, U.S. District Court, District of Utah, 2:11-cv-00517.  On June 7, 2011, the Company filed a patent infringement lawsuit against NLU Products, LLC; Wrapsol, LLC; XO Skins, LLC; Fusion of Ideas, Inc.; Clear-Coat, LLC; Case-Ari, LLC; United SGP Corp.; Stealth Guards; Vituorsity Products, LLC; Skinomi LLC; Cellairis; Best Skins Ever; Headco, LLC; and Ghost Armor, LLC that seeks to enforce rights under United States Patent No. 7,957,524. The defendants have raised defenses and, in some cases, asserted counterclaims against the Company, that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief, including claims for damages, against the Company, apart from a request for an award of costs and attorneys’ fees to the prevailing party. NLU Products, LLC; Wrapsol, LLC; XO Skins, LLC; Fusion of Ideas, Inc.; Clear-Coat, LLC; Case-Ari, LLC; United SGP Corp.; Stealth Guards; and Vituorsity Products, LLC have settled with the Company. Litigation of this action was stayed pending a reexamination of United States Patent No. 7,957,524 by the United States Patent and Trademark Office (“USPTO”). The reexamination led to amendments to the claims of the patent, and the USPTO issued a reexamination certificate. This case was administratively closed with leave to reopen. The Company has sent offers to license to the remaining defendants.

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

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

Class Action Lawsuits

James H. Apple, et al. v. ZAGG Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00852; Ryan Draayer, et al. v. Zagg Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00859.  On September 6 and 10, 2012, two putative class action lawsuits were filed by purported Company shareholders against the Company, Randall Hales, Brandon O’Brien, and Cheryl Larabee, as well as Robert G. Pedersen II, the Company’s former Chairman and CEO, and Edward Ekstrom and Shuichiro Ueyama, former members of the Company’s Board of Directors. These lawsuits were subsequently amended by a complaint filed on May 6, 2013. The plaintiffs seek certification of a class of purchasers of the Company’s stock between October 15, 2010 and August 17, 2012. The plaintiffs claim that as a result of Mr. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as the Company’s CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934 (the “Exchange Act”). On March 7, 2013, the U.S. District Court for the District of Utah (the “Court”) consolidated the Apple and Draayer actions and assigned the caption In re: Zagg, Inc. Securities Litigation, and on May 6, 2013, plaintiffs filed a consolidated complaint. On July 5, 2013, the defendants moved to dismiss the consolidated complaint. On February 7, 2014, the Court entered an order granting the Company’s motion to dismiss the consolidated complaint. On February 25, 2014, plaintiffs filed a notice of appeal with the U.S. Court of Appeals, Tenth Circuit. On June 17, 2014, plaintiffs filed their opening appellate brief appealing the Courts decision with respect to some of their claims. The U.S. Court of Appeals, Tenth Circuit heard oral argument on the appeal on January 22, 2015. The U.S. Court of Appeals, Tenth Circuit, has not yet entered a decision on the appeal.

Arthur Morganstern v. Robert G. Pedersen II et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120908452; Albert Pikk v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1188; Rosenberg v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1216.  On December 14, 2012, the first of three shareholder derivative complaints were filed against several of the Company’s current and former officers and directors.  These complaints make allegations similar to those presented in the consolidated class action lawsuits, but they also assert various state law causes of action, including claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading.  Each of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as a nominal defendant against whom no recovery is sought.  On February 26, 2013, the Court consolidated the Pikk and Rosenberg actions and assigned the caption In re ZAGG Inc. Shareholder Derivative Litigation, and on June 5, 2013, plaintiffs filed a consolidated complaint.  On April 4, 2014, the defendants moved to dismiss the consolidated complaint. On October 9, 2014, the Court entered an order granting dismissal of the consolidated complaint. On January 8, 2015, plaintiffs filed a notice of appeal, and the appeal is now pending in the U.S. Court of Appeals, Tenth Circuit. Plaintiffs’ opening appellate brief is due on May 18, 2015.

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

Other Litigation

The Company is not a party to any other material litigation or claims at this time. While the Company currently believes that the amount of any ultimate potential loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period.

The Company establishes reserves when a particular contingency is probable and estimable. Other than those discussed above, the Company has not accrued for any loss at March 31, 2015 in the consolidated financial statements as the Company does not consider a loss to be probable nor estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

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

All of our films are designed to provide long-lasting protection for the surface of any electronic device subject to normal wear and tear. We accommodate a custom fit for thousands of device types as well as offer an automated OnDemand solution so retailers can supply customers with screen protection for both new and old device models without having to hold excess inventory.

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

ZAGG – The “Work” Brand

The ZAGG brand stands for innovative and efficient “tech-cessory” products. Our ZAGG products are designed to be professional, and feature premium design and materials that appeal to customers looking for the best possible mobile accessory solutions.

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

Audio

ZAGGAudio products were first released in 2008, and continue to focus on innovation and superior value. Key ZAGGAudio products include the award-winning ZAGGsmartbuds and the ZRSix earbuds (featuring Reflective Acoustics™).

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

Cases

iFrogz began manufacturing cases in 2006, initially for the Apple iPod. These unique cases were well received by the market due to their blend of fashion, quality, and design. Initially, all sales were online, but in 2007 iFrogz began distributing its case products through large retailers and began more firmly establishing itself as a youthful and fashion-oriented brand. The iFrogz case offerings have expanded to include a wide array of sleek and stylish cases for new generations of Apple iPod, iPhone, iPad, and Samsung Galaxy smartphones and tablets.

Power

iFrogz power products cover a wide array of configurations. These colorful chargers, power banks, and cables offer tremendous value for a wide demographic of consumers.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 1 “Nature of Operations and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (amounts in thousands, except per share data)

Net sales

Net sales for the quarter ended March 31, 2015, were $57,216 compared to net sales of $49,003 for the quarter ended March 31, 2014, an increase of $8,213 or 17%.

The percentage of sales related to our key product lines for the quarters ended March 31, 2015 and 2014, was approximately:

	2015	2014
Screen Protection	63%	34%
Keyboards	24%	38%
Audio	7%	15%
Power Management	2%	4%
Other	4%	9%

The percentage of sales related to our key distribution channels for quarters ended March 31, 2015 and 2014, was approximately:

	2015	2014
Indirect channel	89%	88%
Website	5%	6%
Mall cart and kiosk program	6%	6%

The increase in sales comparing the three months ended March 31, 2015 to 2014 was primarily related to strong demand for our InvisibleShield Glass line of screen protection. The increase in sales from InvisibleShield Glass was off-set by declines in sales in our keyboard, audio, and power management product lines.

Gross profit

Gross profit for the three months ended March 31, 2015, was $22,958 or approximately 40% of net sales, as compared to $17,778 or approximately 36% of net sales for the three months ended March 31, 2014. The increase in gross profit percentage is due to a higher percentage of sales being generated by our screen protection products, our highest margin product line, compared to the prior year when a higher percentage of our total sales were generated by lower margin products such as our keyboard, audio, and power management lines.

There is no assurance that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the three months ended March 31, 2015, were $17,519, an increase of $1,681, or 11%, from total operating expenses for the three months ended March 31, 2014, of $15,838. The $1,681 increase was primarily attributable to increases in (1) customer service charges from higher customer call volume, (2) advertising and marketing spend increased due to additional focus on brand awareness and direct to consumer advertising, (3) salaries and benefits due to additional management team headcount, and (4) and stock-based compensation expenses due to increased grants compared to the prior period.

Income from operations

We reported income from operations of $5,439 for the three months ended March 31, 2015 compared to income from operations of $1,940 for the three months ended March 31, 2014, an increase of $3,499, or 180%. The increase in income is primarily attributable to higher sales and improved margins as described above.

Other income

For the three months ended March 31, 2015, total other income, net was $53 compared to other income, net of $46 for the three months ended March 31, 2014.

Income taxes

We recognized income tax expense of $2,292 for the quarter ended March 31, 2015, compared to income tax expense of $998 for the quarter ended March 31, 2014. Our effective tax rate was 41.7% and 50.3% for the three months ended March 31, 2015 and 2014, respectively. The decrease in the effective tax rate was primarily due to reduced losses from foreign jurisdictions that are taxed at a 0% rate. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 35%, due to state taxes, permanent items, and the Company’s global tax strategy.

Net income

As a result of these factors, we reported net income of $3,200 or $0.11 per share on a fully diluted basis for the quarter ended March 31, 2015 compared to net income of $988 or $0.03 per share on a fully diluted basis for the quarter ended March 31, 2014.

Liquidity and Capital Resources (in thousands)

At March 31, 2015, our principal sources of liquidity were cash generated by operations, cash on-hand, and an open Line of Credit with Wells Fargo. Our principal uses of cash have been to fund working capital requirements.

Cash and cash equivalents on-hand increased to $14,727 on March 31, 2015, from $9,461 on December 31, 2014, an increase of $5,266. The increase in cash is largely the result of positive cash from operations during the first quarter of 2015, partially offset by purchases of property and equipment. Earnings from foreign operations are considered permanently re-invested and of the $14,727 cash balance on March 31, 2015, cash from foreign entities totaled $2,758, which constituted 19% of the total cash and cash equivalents balance. The next tax impact of repatriating the permanently re-invested cash balance from foreign entities would be $737.

Accounts receivable, net of allowances, decreased to $44,087 on March 31, 2015, from $75,729 on December 31, 2014, a decrease of $31,642. The decrease is largely due to record net sales of $102,415 in the fourth quarter of 2014 followed by strong cash collections during the first quarter of 2015 – this decrease was partially offset by net sales of $57,216 in the first quarter of 2015.

Accounts payable decreased to $27,938 on March 31, 2015, from $49,379 on December 31, 2014, a decrease of $21,441. The decrease is the result of payments made during the first quarter of 2015 on payable balances due at December 31, 2014, and an overall decrease in operating activities when comparing the fourth quarter of 2014 to the first quarter of 2015.

At March 31, 2015, we had working capital of $78,159 compared to $72,817 as of December 31, 2014.

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

The Third Amendment provides a $25,000 Line of Credit and extended the maturity date from December 1, 2015 to December 1, 2016. As of March 31, 2015 and December 31, 2014, the total balance outstanding on the line of credit was zero.

In connection with entering into the Third Amendment, the Company paid to Wells Fargo an amendment fee of $10 as well as related legal and collateral examination fees.

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

Pursuant to the terms of the Third Amendment, Wells Fargo will adjust the LIBOR margin used to determine the rate of interest under the Line of Credit on a quarterly basis. The applicable LIBOR margin is calculated based on the Company's ratio of Total Liabilities to Tangible Net Worth (as these terms are defined in the Credit Agreement) in accordance with the following table:

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

In addition, under the Third Amendment the Company pays Wells Fargo a quarterly fee based on the average unused amount of the Line of Credit depending on the Company’s Leverage Ratio (as this term is defined in the Credit Agreement) based on the following table:

Leverage Ratio	Applicable Unused Commitment Fee (per annum)
1.00 or greater	0.35%
0.65 or greater, but less than 1.00	0.25%
Less than 0.65	0.15%

For the three months ended March 31, 2015 and 2014, $9 and $22, respectively, in unused line fees had been incurred and was included as a component of interest expense in the condensed consolidated statements of operations.

At March 31, 2015 and 2014, the weighted average interest rate on all outstanding borrowings under the Line of Credit was 1.13% and 1.00%, respectively. At March 31, 2015 and 2014, the effective interest rate was 1.13% and 1.11%, respectively.

The Company originally incurred and capitalized $238 of direct costs related to the establishment of the Credit Agreement. For each of the three months ended March 31, 2015 and 2014, the Company amortized $16 of these loan costs, which is included as a component of interest expense in the condensed consolidated statements of operations.

The Company amortizes deferred loan costs under the straight line method. The carrying value of deferred loan costs at March 31, 2015 and December 31, 2014, was $44 and $60, respectively, and is included as a component of noncurrent other assets in the condensed consolidated balance sheets.

The Company is also subject to a number of financial and non-financial debt covenants under the Credit Agreement. At March 31, 2015, the Company was in compliance with all covenants associated with the Credit Agreement.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of March 31, 2015:

	Payments on Debt	Interest on Debt	Operating Leases	Total contractual obligations
Remaining 2015	$-	$-	$712	$712
2016	-	-	779	779
2017	-	-	376	376
2018 and thereafter	-	-	-	-
Total	$-	$-	$1,867	$1,867

(1)	Unrecognized uncertain tax benefits of $1,100 are not included in the table above as we are not sure when the amount will be paid.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934 as of the end of the period covered by this Report. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure and control procedures were not effective due to a material weakness identified as part of the 2014 close related to the ineffective operation of the reconciliation of in-transit inventory and the review thereof. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

As a result of the material weakness related to the ineffective operation of the reconciliation of in-transit inventory and the review thereof, management has completed and/or initiated the following changes to its internal controls during the quarter ended March 31, 2015:

•	We are renegotiating contract terms with the Company’s key inventory suppliers to change the inventory delivery terms from free on board (“FOB”) shipping point to FOB destination, thereby significantly reducing in-transit inventory. The Company expects that amendments to existing terms will be completed during the second quarter of 2015, and that the first purchase orders under these terms will also be placed during the second quarter of 2015.

•	We have conducted inventory reconciliation training with those responsible for performing and reviewing inventory reconciliations. Process improvements developed as part of these trainings were used in the reconciliation performed for the three months ended March 31, 2015.

Although management believes our internal control over financial reporting has been, or is reasonably likely to be, materially and positively affected by the changes described above, a material weakness in our internal control over financial reporting continues to exist as of March 31, 2015. We are in the process of implementing and evaluating these changes to remediate the material weakness.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Certain of the legal proceedings in which we are involved are discussed in Note 13, "Commitments and Contingencies," to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), which could materially affect our business, financial condition or future results. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2014 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we are unable to effectively manage our growth, our operating results and financial condition will be adversely affected.

We intend to grow our business by expanding our sales and product development organizations. Any growth in or expansion of our business is likely to place a strain on our management and administrative resources, infrastructure, and information systems. As with other growing businesses, we expect that we will need to refine and expand our business development capabilities, our systems and processes, and our access to financing sources. We also will need to hire, train, supervise, and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We provide no assurance that we will be able to:

●	expand our systems effectively or efficiently or in a timely manner;

●	allocate our human resources optimally;

●	meet our capital needs;

●	identify and hire qualified employees or retain valued employees; or

●	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars and shares in thousands)

None.

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

ZAGG INC

Date: May 6, 2015	/s/ RANDALL L. HALES
Randall L. Hales,
Chief Executive Officer, President, & Director
(Principal executive officer)

Date: May 6, 2015	/s/ BRANDON T. O’BRIEN
Brandon T. O’Brien,
Chief Financial Officer
(Principal financial officer)

