Form 10-Q
period 2015-06-30
ZAGG Inc
filed 2015-08-05
CIK 1296205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015, or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from [______________ to _____________.

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

Yes☒ No ☐

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,484,426 common shares as of July 29, 2015.

ZAGG INC AND SUBSIDIARIES

FORM 10-Q

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS

Current assets
Cash and cash equivalents	$11,151	$9,461
Accounts receivable, net of allowances of $1,230 in 2015 and $1,910 in 2014	53,848	75,729
Inventories	44,004	48,378
Prepaid expenses and other current assets	2,157	2,681
Deferred income tax assets	10,774	10,774

Total current assets	121,934	147,023

Property and equipment, net of accumulated depreciation at $9,376 in 2015 and $7,659 in 2014	6,971	7,300

Intangible assets, net of accumulated amortization at $37,560 in 2015 and $33,242 in 2014	27,090	31,408

Deferred income tax assets	14,697	14,290

Note receivable	—	801

Other assets	1,514	457

Total assets	$172,206	$201,279

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$22,583	$49,379
Income taxes payable	1,027	6,464
Accrued liabilities	5,434	6,910
Accrued wages and wage related expenses	2,053	2,600
Deferred revenue	173	179
Sales returns liability	6,005	8,674

Total current liabilities	37,275	74,206

Total liabilities	37,275	74,206

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized;
33,095 and 32,686 shares issued in 2015 and 2014, respectively	33	33
Additional paid-in capital	86,638	85,154
Accumulated other comprehensive loss	(1,388)	(895)
Note receivable collateralized by stock	(50)	(348)
Treasury stock, 3,611 and 3,569 common shares in 2015 and 2014 respectively, at cost	(19,899)	(19,576)
Retained earnings	69,597	62,705

Total stockholders' equity	134,931	127,073

Total liabilities and stockholders' equity	$172,206	$201,279

 See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net sales	$66,689	$50,154	$123,905	$99,157
Cost of sales	41,732	33,367	75,991	64,592

Gross profit	24,957	16,787	47,914	34,565

Operating expenses:
Advertising and marketing	2,060	1,378	4,691	3,386
Selling, general and administrative	14,510	11,402	27,264	22,805
Amortization of definite-lived intangibles	2,134	2,427	4,268	4,855

Total operating expenses	18,704	15,207	36,223	31,046

Income from operations	6,253	1,580	11,691	3,519

Other income (expense):
Interest expense	(26)	(40)	(53)	(83)
Other income (expense)	(59)	24	21	113

Total other income (expense), net	(85)	(16)	(32)	30

Income before provision for income taxes	6,167	1,564	11,659	3,549

Income tax provision	(2,476)	(771)	(4,767)	(1,769)

Net income	$3,691	$793	$6,892	$1,780

Earnings per share:

Basic earnings per share	$0.13	$0.03	$0.23	$0.06

Diluted earnings per share	$0.12	$0.03	$0.23	$0.06

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net income	$3,691	$793	$6,892	$1,780

Other comprehenseive income (loss), net of tax:
Foreign currency translation gain (loss)	359	(12)	(493)	(121)

Total other comprehensive gain (loss)	359	(12)	(493)	(121)

Comprehensive income	$4,050	$781	$6,399	$1,659

 See accompanying notes to consolidated financial statements.

 ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net income	$6,892	$1,780
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	1,810	1,171
Excess tax benefits related to share-based payments	(186)	(4)
Depreciation and amortization	6,049	6,052
Deferred income taxes	(407)	(695)
Amortization of deferred loan costs	33	33
Changes in operating assets and liabilities
Accounts receivable, net	21,631	4,530
Inventories	4,025	5,141
Prepaid expenses and other current assets	475	1,028
Other assets	30	55
Accounts payable	(26,514)	5,864
Income taxes payable	(5,251)	(5,754)
Accrued liabilities	(1,251)	(218)
Accrued wages and wage related expenses	(547)	511
Deferred revenues	(6)	(101)
Sales return liability	(2,663)	(782)

Net cash provided by operating activities	4,120	18,611

Cash flows from investing activities
Purchase of property and equipment	(1,893)	(1,489)

Net cash used in investing activities	(1,893)	(1,489)

Cash flows from financing activities
Proceeds from revolving credit facilities	2,218	10,438
Payments on revolving credit facilities	(2,218)	(27,981)
Purchase of treasury stock	—	(2,488)
Payment of withholdings on restricted stock units	(718)	—
Proceeds from exercise of warrants and options	206	182
Excess tax benefits related to share-based payments	186	4

Net cash used in financing activities	(326)	(19,845)

Effect of foreign currency exchange rates on cash and cash equivalents	(211)	(82)

Net increase (decrease) in cash and cash equivalents	1,690	(2,805)

Cash and cash equivalents at beginning of the period	9,461	15,031

Cash and cash equivalents at end of the period	$11,151	$12,226

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$27	$69
Cash paid during the period for taxes	$10,339	$8,179

 See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars and shares in thousands)

(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Six Months Ended June 30, 2015:

Foreclosure on real property valued at $1,099 that served as collateral to the note receivable (recorded as a component of other assets in the condensed consolidated balance sheet).

Purchase of $476 in fixed assets financed through accounts payable.

Purchase of $323 in treasury stock financed through accounts payable.

For the Six Months Ended June 30, 2014:

None.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

(1)	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ZAGG Inc and its subsidiaries (“ZAGG” or the “Company”) design, produce, and distribute professional and premium creative product solutions such as InvisibleShield® screen protection, keyboards for tablet computers and mobile devices, keyboard cases, earbuds, mobile power solutions, cables, and cases under the ZAGG and InvisibleShield brands. In addition, the Company designs, produces, and distributes earbuds, headphones, Bluetooth speakers, cases, and cables for mobile devices under the iFrogz brand in the fashion and youth-oriented lifestyle sector.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations, and cash flows of the Company for the periods presented. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2014 Annual Report on Form 10-K. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled to in exchange for those goods or services. The standard also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB voted to approve a one year deferral of the effective date of this ASU. As a result, the Company expects that it will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This ASU provides guidance to entities that measure inventory using a method other than last-in, first-out (LIFO) or the retail inventory method. For entities using first-in, first-out (FIFO) or average cost, the measurement principle for their inventory changes from the lower of cost or market to lower of cost and net realizable value. Current U.S. GAAP requires, at each financial statement date, that entities measure inventory at the lower of cost or market. The measurement of market is commonly the current replacement cost. However, entities also need to consider net realizable value and net realizable value less an approximately normal profit margin in their measurement. For entities using a method other than LIFO or the retail inventory method, the ASU replaces market with net realizable value. This ASU requires prospective adoption for inventory measurement for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

(2)	INVENTORIES

At June 30, 2015, and December 31, 2014, inventories consisted of the following:

	June 30, 2015	December 31, 2014

Finished goods	$43,950	$48,145
Raw materials	54	233
Total inventories	$44,004	$48,378

In addition, included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at June 30, 2015 and December 31, 2014 of $1,256 and $1,425, respectively.

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

The carrying value of the investment at December 31, 2014 was $0 due to the accumulated losses. The balance at June 30, 2015 remains at $0.

(4)	INTANGIBLE ASSETS

Amortizable intangibles as of June 30, 2015, and December 31, 2014, were as follows:

	As of June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(26,495)	$15,005	8.0 years
Non-compete agreements	4,100	(3,339)	761	4.8 years
Other Trademarks	3,500	(2,410)	1,090	9.7 years
iFrogz Trademark	7,038	(1,728)	5,310	10.0 years
EarPollution Trademark	2,383	(1,228)	1,155	8.0 years
Other	600	(573)	27	5.0 years
Acquired technology	709	(316)	393	7.0 years
Internet address	124	(84)	40	10.0 years
Patents	4,696	(1,387)	3,309	12.5-14.0 years
Total amortizable assets	$64,650	$(37,560)	$27,090	8.4 years

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(23,839)	$17,661	8.0 years
Non-compete agreements	4,100	(2,949)	1,151	4.8 years
Other Trademarks	3,500	(2,216)	1,284	9.7 years
iFrogz Trademark	7,038	(1,152)	5,886	10.0 years
EarPollution Trademark	2,383	(1,026)	1,357	8.0 years
Other	600	(554)	46	5.0 years
Acquired technology	709	(267)	442	7.0 years
Internet address	124	(78)	46	10.0 years
Patents	4,696	(1,161)	3,535	12.5-14.0 years
Total amortizable assets	$64,650	$(33,242)	$31,408	8.4 years

Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization. The remaining amortizable intangible assets are amortized using the straight line method over their estimated useful life. For the three and six months ended June 30, 2015, amortization expense was $2,163 and $4,318, respectively. Amortization expense was primarily recorded as a component of operating expense. However, amortization expense related to acquired technology for the three and six months ended June 30, 2015, of $29 and $50, respectively, was recorded as a component of cost of sales.

For the three and six months ended June 30, 2014, amortization expense was $2,453 and $4,900, respectively. Amortization expense related to acquired technology for the three and six months ended June 30, 2014, of $26 and $45, respectively, was recorded as a component of cost of sales.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

Estimated future amortization expense is as follows:

Remaining 2015	$4,243
2016	7,125
2017	5,648
2018	4,626
2019 and thereafter	5,448
Total	$27,090

(5)	DEBT AND LETTERS OF CREDIT

On December 23, 2014, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into the Third Amendment to Credit Agreement (“Third Amendment”), which modified the original Credit Agreement (the “Credit Agreement”) entered into between the Company and Wells Fargo on December 7, 2012 and all subsequent amendments to the Credit Agreement (First Amendment to the Credit Agreement entered into on December 20, 2013 and Second Amendment to the Credit Agreement entered into on November 4, 2014). The line of credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the line of credit, not to exceed at any time an aggregate of $5,000. During the three and six months ending June 30, 2015 and 2014, the Company did not issue any standby commercial letters of credit.

The Third Amendment provided a $25,000 line of credit and extended the maturity date from December 1, 2015 to December 1, 2016. At June 30, 2015 and December 31, 2014, the total balance outstanding on the line of credit was zero.

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

For the three and six months ended June 30, 2015, $9 and $18, respectively, in unused line fees was incurred and is included as a component of interest expense in the condensed consolidated statements of income. For the three and six months ended June 30, 2014, $22 and $45, respectively, in unused line fees was incurred and is included as a component of interest expense in the condensed consolidated statements of income.

At June 30, 2015 and 2014, the weighted average interest rate on all outstanding borrowings under the line of credit was 1.13% and 1.00%, respectively. At June 30, 2015 and 2014, the effective interest rate was 1.13% and 1.11%, respectively.

The Company originally incurred and capitalized $238 of direct costs related to the establishment of the Credit Agreement. For the three and six months ended June 30, 2015, the Company amortized $17 and $33, respectively of these loan costs, which is included as a component of interest expense in the condensed consolidated statements of income. For the three and six months ended June 30, 2014, the Company amortized $16 and $33, respectively of these loan costs, which is included as a component of interest expense in the condensed consolidated statements of income.

The Company amortizes deferred loan costs under the straight-line method. The carrying value of deferred loan costs at June 30, 2015 and December 31, 2014, was $27 and $60, respectively, and is included as a component of noncurrent other assets in the condensed consolidated balance sheets.

The Company is also subject to a number of financial and non-financial debt covenants under the Credit Agreement. At June 30, 2015, the Company was in compliance with all covenants associated with the Credit Agreement.

Payment in full under the Credit Agreement is due on December 1, 2016. At June 30, 2015, the balance on the line of credit was zero.

(6)	STOCK-BASED COMPENSATION

Common Stock Options

For the three and six months ended June 30, 2015 and 2014, the Company granted no stock option awards.

The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three and six months ended June 30, 2015, the Company recorded equity-based compensation expense related to stock options of $0 as all stock option awards that have been granted are vested. During the three and six months ended June 30, 2014, the Company recorded equity-based compensation expense related to stock options of $28.

Restricted Stock Units

During the three and six months ended June 30, 2015, the Company granted zero and 545 restricted stock units, respectively. During the three and six months ended June 30, 2014, the Company granted 191 and 470 restricted stock units, respectively. The restricted stock units granted during the six months ended June 30, 2015, were estimated to have a weighted-average fair value per share of $6.51. The restricted stock units granted during the three and six months ended June 30, 2014, were estimated to have a weighted-average fair value per share of $4.63 and $4.60, respectively. The fair value of restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock units vest annually on a straight-line basis over a 10-month to three-year vesting term, depending on the terms of the individual grant.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

As part of the 545 and 470 grants discussed above, during the first six months of 2015 and 2014, the Company granted 268 and 108 restricted stock units, respectively, to certain executives of the Company. The restricted stock units granted in 2015 and 2014 only vest upon the Company’s achievement of specified thresholds of net sales, Adjusted EBITDA, and earnings per share for fiscal year 2015 and 2014, respectively. If the Company achieves the target amount of net sales, Adjusted EBTIDA, and earnings per share for the applicable performance period, all of the restricted stock units granted will vest under the terms of the respective grants. If the Company achieves less than 100% of the target for the applicable performance period, but above a predetermined floor, the number of restricted stock units vested will decrease proportionately. However, if the Company’s performance for the applicable performance period is below the predetermined floor, all of the restricted stock units granted will be forfeited. If the Company achieves more than 100% of the target for the applicable performance period, the number of restricted stock units vested will increase proportionately up to, but will not exceed, 115% of the target 268 and 108 restricted stock units for 2015 and 2014, respectively. As of June 30, 2015, the Company believes it is probable that it will achieve 100% of the target for the restricted stock granted in the first six months of 2015. Of the 108 restricted stock units granted in 2014, 76 shares vested and 32 shares were forfeited.

As part of the 545 grants discussed above, during the first six months of 2015, the Company granted 213 restricted stock units to its chief executive officer. These restricted stock units only vest upon the following performance conditions being met for the year 2015: (1) the Company’s achievement of a gross profit margin equal to or in excess of 31.9% (2) the Company’s achievement of certain cost savings initiatives within cost of sales specified by the compensation committee of the board of directors and (3) the chief executive officer’s continued employment. As of June 30, 2015, the Company believes it is probable that the performance conditions will be met and that the restricted stock units granted will vest.

The Company recorded share-based compensation expense only for those restricted stock units that are expected to vest. The estimated fair value of restricted stock units is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three and six months ended June 30, 2015, the Company recorded equity-based compensation expense related to restricted stock units of $934 and $1,810, respectively, which is included as a component of selling, general and administrative expense. During the three and six months ended June 30, 2014, the Company recorded equity-based compensation expense related to restricted stock units of $650 and $1,143, respectively, which is included as a component of selling, general and administrative expense.

During the six months ended June 30, 2015, certain ZAGG employees elected to receive a net amount of shares upon the vesting of a restricted stock unit grant in exchange for the Company paying the employees’ tax liabilities for the fair value of the award on the vesting date. This resulted in the Company paying $718, which is reflected as a reduction of additional paid-in capital.

During the three months ended June 30, 2015, the Company incurred incremental expense related to the departure of its former chief financial officer. Expenses incurred during the period include separation pay of $117 related to the acceleration of vesting on 15 restricted stock units that were previously scheduled to vest during the first quarter of 2016.

(7)	INCOME TAXES

During the three and six months ended June 30, 2015, the Company’s effective tax rate was 40% and 41%, respectively. During the three and six months ended June 30, 2014, the Company’s effective tax rate was 49% and 50%, respectively. The decrease in the effective tax rate was primarily due to reduced losses from foreign jurisdictions that are taxed at a 0% rate. The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to foreign and state taxes, permanent items, and the Company’s global tax strategy.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

(8)	EARNINGS PER SHARE

Basic earnings per common share excludes dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if stock options and restricted stock, or other common stock equivalents were exercised or converted into common stock. The dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method.

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three months ended
	June 30, 2015	June 30, 2014
Net income	$3,691	$793
Weighted average shares outstanding:
Basic	29,521	30,281
Dilutive effect of warrants, restricted stock and stock options	233	294
Diluted	29,754	30,575
Earnings per share:
Basic	$0.13	$0.03
Dilutive	$0.12	$0.03

	Six months ended
	June 30, 2015	June 30, 2014
Net income	$6,892	$1,780
Weighted average shares outstanding:
Basic	29,451	30,414
Dilutive effect of warrants, restricted stock and stock options	265	305
Diluted	29,716	30,719
Earnings per share:
Basic	$0.23	$0.06
Dilutive	$0.23	$0.06

For the three months ended June 30, 2015 and 2014, warrants, restricted stock, and stock options to purchase 100 and 512, respectively, shares of common stock were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive. Also excluded from the calculation of diluted earnings per share for the three months ended June 30, 2015 and 2014 were 466 and 108, respectively, restricted stock units granted that were not yet vested as the performance conditions were not met (see further discussion in Note 6).

For the six months ended June 30, 2015 and 2014, warrants, restricted stock, and stock options to purchase 270 and 514 shares of common stock, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive. Also excluded from the calculation of diluted earnings per share for the six months ended June 30, 2015 and 2014, were 466 and 108, respectively, restricted stock units granted that were not yet vested as the performance conditions were not met (see further discussion in Note 6).

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

For the three and six months ended June 30, 2015 the Company purchased 42 shares of ZAGG Inc common stock for consideration of $323, which included commissions paid to brokers of $1. Stock purchased in the three and six months ended June 30, 2015 had a weighted average price per share of $7.68. The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheets.

For the three and six months ended June 30, 2014 the Company purchased zero and 556 shares, respectively, of ZAGG Inc common stock. Cash consideration paid for the purchase of ZAGG Inc common stock for the three and six months ended June 30, 2014 was $0 and $2,488, respectively. Cash consideration for the three and six months ended June 30, 2014 included commissions paid to brokers of $0 and $16, respectively. Stock purchased in the three and six months ended June 30, 2014 had a weighted average price per share of $0 and $4.45, respectively. The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheets.

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

On September 20, 2011, and prior to the due date of the first interest-only payment due on the Note, Mr. Harmer and two of his affiliates, Holdings and Teleportall, filed a lawsuit in Utah state court (the “Court”) against the Company, Robert G. Pedersen, II (ZAGG’s former CEO), Brandon T. O’Brien (ZAGG’s former CFO) and KPMG LLP (ZAGG’s independent registered public accounting firm). KPMG LLP and Messrs. Pedersen and O’Brien were subsequently dismissed from the lawsuit. In their lawsuit, the plaintiffs allege that the defendants defamed Mr. Harmer, breached the Harmer Agreement and interfered with other rights of the plaintiffs.

Mr. Harmer failed to make the required interest-only payment to the Company due on September 23, 2011. Mr. Harmer failed to cure the default and ZAGG commenced foreclosure on the collateral securing the Note, which consists of real property, interests in entities that own real property, and restricted and free-trading securities, which included 45 shares of ZAGG Inc common stock. In addition to the collateral, Mr. Harmer had also agreed that he would not sell 80 shares of ZAGG Inc common stock until two months after the Note was paid in full. Given the Note is full recourse, and the 80 shares have a restrictive legend associated with repayment of the Note, the Company will recover the 80 shares in partial payment of the Note balance.

On May 21, 2015, the Court issued a final judgment whereby all claims brought by Harmer were disposed of in favor of ZAGG and dismissed with prejudice. In addition, the Court granted summary judgment in favor of ZAGG on all counterclaims against Harmer and ZAGG was awarded the full amount of the Note, accrued interest, and reasonable attorney fees. Upon notice of this favorable outcome the Company began the foreclosure process on all remaining collateral securing the Note.

On June 29, 2015, the Company foreclosed on certain real property securing the Note. The certain real property was valued by an independent appraiser and determined to have a current fair value of $1,099. In conjunction with the foreclosure, the Company reclassified $801 of the Note receivable previously collateralized by the foreclosed real property and included in other assets, and $298 of the Note receivable collateralized by ZAGG Inc stock, as a $1,099 asset held for sale and presented it as a component of other assets in the condensed consolidated balance sheets. After this reclassification, the remaining balance of the Note receivable is $50.

As of June 30, 2015, management determined that the estimated fair value of the remaining underlying collateral was between $770 and $905. This estimated fair value consists of (1) $634 related to the 80 shares of ZAGG Inc common stock and (2) estimated value on certain real property of between $136 and $271. As management has not been able to ascertain whether Mr. Harmer owns 50% or 100% of Holdings, management used the low end of the above range ($770) and compared it to the carrying amount of the Note of $50. On July 13, 2015 the Company foreclosed on the 80 shares of ZAGG Inc common stock previously held by the Third District Court in the State of Utah. The value of the 80 shares of ZAGG Inc common stock on the date the Company took possession was $679. Accordingly, the Company believes that the remaining Note balance of $50, all of which is classified as an offset to equity representing collateral secured by ZAGG common stock, appears to be collectable. Ultimately, any recovery in excess of the carrying value of the Note will be recognized when realized.

Since the Note became collateral dependent in October 2011, management has (1) foreclosed on and sold 45 shares of ZAGG Inc common stock for $496 (December 2011); (2) foreclosed on real property valued at $250 (January 2012); (3) foreclosed on stock and warrants in a private company of $516 (May 2012) and (4) foreclosed on real property valued at $1,099 as discussed above. These foreclosures were recorded as a reduction to the Note in the period in which the foreclosure occurred. In addition, on July 13, 2015, the Company executed on the 80 shares of ZAGG Inc common stock which Harmer had agreed not to sell until two months after the Note was paid in full. Management continues to actively pursue the foreclosure of all remaining collateral and execution on other assets of Harmer, Holdings and Teleportall.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

At June 30, 2015, the total unpaid principal balance, including accrued interest, late fees and costs incurred in collection, totaled $3,923.

(11)	FAIR VALUE MEASURES

Fair Value of Financial Instruments

At June 30, 2015 and December 31, 2014, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and a note receivable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these financial instruments.

At June 30, 2015 the fair value of the note receivable was estimated by management to be $770 based on the fair value of the underlying collateral.

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

At June 30, 2015, and December 31, 2014, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown:

		Fair Value Measurements Using:
	June 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$375	$ 375	—	—

		Fair Value Measurements Using:
	December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$374	$ 374	—	—

(12)	CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2015.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

At June 30, 2015, two customers had accounts receivable balances of approximately 24% and 15%. No other customer account balances were more than 10% of accounts receivable. At December 31, 2014, two customers had accounts receivable balances of approximately 48% and 14%. No other customer account balances were more than 10% of accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

Concentration of sales

For the three months ended June 30, 2015, two customers individually accounted for over 10% of the revenues at 23% and 14%, respectively. No other customers accounted for more than 10% of sales. For the three months ended June 30, 2014, two customers individually accounted for over 10% of the revenues at 31% and 19%, respectively. No other customers accounted for more than 10% of sales. If the Company loses one or more of its significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the three months ended June 30, 2015 and 2014, was approximately:

	Three months ended June 30, 2015	Three months ended June 30, 2014
United States	91%	90%
Europe	8%	7%
Other	1%	3%

For the six months ended June 30, 2015, three customers individually accounted for over 10% of the revenues at 21%, 11% and 11%, respectively. No other customers accounted for more than 10% of sales. For the six months ended June 30, 2014, two customers individually accounted for over 10% of the revenues at 25% and 19%, respectively. No other customers accounted for more than 10% of sales. If the Company loses one or more of its significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the six months ended June 30, 2015 and 2014, was approximately:

	Six months ended June 30, 2015	Six months ended June 30, 2014
United States	92%	86%
Europe	7%	9%
Other	1%	5%

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

(13)	COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2017. Future minimum rental payments required under the operating leases at June 30, 2015 are as follows:

Remaining 2015	$483
2016	370
2017	84
Total	$937

On December 5, 2014, the Company entered into a lease agreement for new office space in an under construction building located at 7200 South Bingham Junction Boulevard in Murray, Utah. The Company is expecting to rent the fourth and fifth floors of the building, which will become the new corporate office location. It is expected that the Company will begin constructing leasehold improvements during the first quarter of 2016 and move into the office space when the leasehold construction is complete. The initial lease term is for 90 months and straight line monthly rent is expected to be approximately $110, though the final rent will be determined based on the final rentable square feet. The lease term and monthly payments will not commence until the Company occupies the office space.

For the three months ended June 30, 2015 and 2014, rent expense was $398 and $407, respectively. Rent expense for the three months ended June 30, 2015 and 2014 was net of sublease income of $0 and $181, respectively.

For the six months ended June 30, 2015 and 2014, rent expense was $792 and $968, respectively. Rent expense for the six months ended June 30, 2015 and 2014 was net of sublease income of $0 and $348, respectively.

Commercial Litigation

Lorence A. Harmer, et al v ZAGG Inc et al, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG and two of his affiliates, Harmer Holdings, LLC, and Teleportall, LLC (the “Harmer Parties”), filed a lawsuit against the Company, Robert G. Pedersen II, Brandon T. O’Brien, and KPMG LLP. The plaintiffs alleged that the defendants defamed Mr. Harmer, breached the Settlement Agreement and other agreements between the plaintiffs and the Company (alleging claims for breach of contract, breach of the covenant of good faith, and fair dealing), and interfered with other rights of the plaintiffs. The defendants denied all of the material allegations made by the plaintiffs. KPMG LLP was dismissed from the lawsuit in January 2012. In October 2012, the Company filed a counterclaim and third-party complaint against Harmer, Holdings, Teleportall and third-party Global Industrial Services Limited asserting claims for breach of contract, deficiency, indemnity and attorneys’ fees, breach of the implied covenant of good faith and fair dealing, quasi contract, unjust enrichment, quantum meruit and declaratory judgment. In June 2013, the court dismissed the plaintiffs’ claims for defamation, negligence, tortious interference, and interference with prospective economic relations against the Company and all claims against Messrs. Pedersen and O’Brien. In November 2013, the court entered default judgment on the Company’s third-party complaint against Global Industrial Services Limited. On May 21, 2015, the Court granted summary judgment in the Company’s favor against the Harmer Parties, and thereafter entered a final judgment against the Harmer Parties in the amount of $4,735 with interest at 12% per annum until paid in full, and dismissed all of the Harmer Parties’ remaining claims against the Company with prejudice. This final judgment also allows ZAGG to recover its reasonable attorney fees and costs incurred in the action, which have been presented to the Court by declaration to be added to the judgment. On June 22, 2015, the Harmer Parties filed a notice of appeal declaring their intention to seek review of the final judgment in the Utah appellate courts. The Harmer Parties have also filed a motion in the trial court asking it to reconsider and set aside the final judgment, which the Company will vigorously oppose. The Company is moving forward with collection efforts pursuant to the final judgment. The Company intends to vigorously defend against any appeals. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

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

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

Arthur Morganstern v. Robert G. Pedersen II et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120908452; Albert Pikk v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1188; Rosenberg v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1216.  On December 14, 2012, the first of three shareholder derivative complaints were filed against several of the Company’s current and former officers and directors.  These complaints make allegations similar to those presented in the consolidated class action lawsuits, but they also assert various state law causes of action, including claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading.  Each of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as a nominal defendant against whom no recovery is sought.  On February 26, 2013, the Court consolidated the Pikk and Rosenberg actions and assigned the caption In re ZAGG Inc. Shareholder Derivative Litigation, and on June 5, 2013, plaintiffs filed a consolidated complaint.  On April 4, 2014, the defendants moved to dismiss the consolidated complaint. On October 9, 2014, the Court entered an order granting dismissal of the consolidated complaint. On January 8, 2015, plaintiffs filed a notice of appeal with the U.S. Court of Appeals, Tenth Circuit. On June 17, 2015, plaintiffs filed their opening appellate brief appealing the dismissal of their claims. Defendants’ response briefs are due on August 19, 2015.

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

The Company establishes reserves when a particular contingency is probable and estimable. Other than those discussed above, the Company has not accrued for any loss at June 30, 2015 in the consolidated financial statements as the Company does not consider a loss to be probable nor estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

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

Our Business

ZAGG Inc (“we,” “us,” “our,” “ZAGG,” or the“Company”) is headquartered in Salt Lake City, Utah, and has an international office located in Shannon, Ireland. The Company designs, produces, and distributes professional and premium creative product solutions including screen protection, keyboards for tablet computers and mobile devices, keyboard cases, earbuds, mobile power solutions, cables, and cases under the ZAGG and InvisibleShield® brands. In addition, the Company designs, produces, and distributes earbuds, headphones, mobile power solutions, Bluetooth speakers, cases, and cables for mobile devices under the iFrogz brand in the fashion and youth oriented lifestyle sector.

We maintain our headquarters at 3855 South 500 West, Suite J, Salt Lake City, Utah, 84115. The telephone number of the Company is 801-263-0699. Our website address is www.ZAGG.com. The URL is included here as an inactive textual reference. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into this report.

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

Results of Operations

THREE MONTHS ENDED JUNE 30, 2015 AND 2014 (amounts in thousands, except per share data)

Net sales

Net sales for the quarter ended June 30, 2015, were $66,689 as compared to net sales of $50,154 for the quarter ended June 30, 2014, an increase of $16,535 or 33%.

The percentage of sales related to our key product lines for the three months ended June 30, 2015 and 2014, was approximately:

	Three months ended June 30, 2015	Three months ended June 30, 2014
Screen Protection	67%	36%
Keyboards	18%	34%
Audio	10%	18%
Power Management	2%	5%
Cases	1%	4%
Other	2%	3%

The percentage of sales related to our key distribution channels for the three months ended June 30, 2015 and 2014, was approximately:

	Three months ended June 30, 2015	Three months ended June 30, 2014
Indirect channel	90%	90%
Website	5%	5%
Mall cart and kiosk program	5%	5%

The increase in revenue comparing the three months ended June 30, 2015 to 2014 was primarily related to continued strong demand for our InvisibleShield Glass line of screen protection. The increase in sales from InvisibleShield Glass was partially off-set by declines in sales in our keyboard, audio, and power management product lines.

Gross profit

Gross profit for the quarter ended June 30, 2015, was $24,957 or approximately 37% of net sales, compared to $16,787 or approximately 34% of net sales for the quarter ended June 30, 2014. The increase in gross profit percentage is due to (1) a higher percentage of sales being generated by our screen protection products, our highest margin product line, compared to the prior year when a higher percentage of our total sales were generated by lower margin products such as our keyboard, audio, and power management lines and (2) improvements in operating efficiencies related to supply-chain management. The increase in gross profit margin associated with our sales mix was partially offset by write-downs of certain inventory items expected to be sold below the carrying value.

There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended June 30, 2015, were $18,704 an increase of $3,497 from total operating expenses for the quarter ended June 30, 2014, of $15,207. The $3,497 increase was primarily attributable to increases in (1) salaries and benefits due to additional management team headcount and executive separation charges, (2) customer service charges from higher customer call volume, (3) advertising and marketing spend due to additional focus on brand awareness and direct-to-consumer advertising, and (4) stock-based compensation expenses due to increased grants outstanding compared to the prior period.

Income from operations

Income from operations for the quarter ended June 30, 2015 was $6,253, compared to income from operations of $1,580 for the quarter ended June 30, 2014, an increase of $4,673. The increase in income from operations is primarily attributable to higher sales and improved margins as described above.

Other expense, net

For the quarter ended June 30, 2015, total other expense, net was $85 compared to other expense, net of $16 for the quarter ended June 30, 2014.

Income taxes

Income tax expense for the quarter ended June 30, 2015 was $2,476, compared to income tax expense of $771 for the quarter ended June 30, 2014. Our effective tax rate was 40% and 49% for the three months ended June 30, 2015 and 2014, respectively. The decrease in the effective tax rate was primarily due to reduced losses from foreign jurisdictions that are taxed at a 0% rate. Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to foreign and state taxes, permanent items, and the impact of our global tax strategy.

Net income

As a result of these factors, reported net income was $3,691 or $0.12 per share on a fully diluted basis for the quarter ended June 30, 2015 compared to net income of $793 or $0.03 per share on a fully diluted basis for the quarter ended June 30, 2014.

SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (amounts in thousands, except per share data)

Net sales

Net sales for the six months ended June 30, 2015, were $123,905 as compared to net sales of $99,157 for the quarter ended June 30, 2014, an increase of $24,748 or 25%.

The percentage of sales related to our key product lines for the six months ended June 30, 2015 and 2014, was approximately:

	Six months ended June 30, 2015	Six months ended June 30, 2014
Screen Protection	65%	35%
Keyboards	21%	36%
Audio	9%	17%
Power Management	2%	4%
Cases	1%	4%
Other	2%	4%

The percentage of sales related to our key distribution channels for the six months ended June 30, 2015 and 2014, was approximately:

	Six months ended June 30, 2015	Six months ended June 30, 2014
Indirect channel	89%	89%
Website	5%	5%
Mall cart and kiosk program	6%	6%

The increase in revenue comparing the six months ended June 30, 2015 to 2014 was primarily related to continued strong demand for our InvisibleShield Glass line of screen protection. The increase in sales from InvisibleShield Glass was partially off-set by declines in sales in our keyboard, audio, and power management product lines.

Gross profit

Gross profit for the six months ended June 30, 2015, was $47,914 or approximately 39% of net sales, as compared to $34,565 or approximately 35% of net sales for the six months ended June 30, 2014. The increase in gross profit percentage is due to (1) a higher percentage of sales being generated by our screen protection products, our highest margin product line, compared to the prior year when a higher percentage of our total sales were generated by lower margin products such as our keyboard, audio, and power management lines and (2) improvements in operating efficiencies related to supply-chain management. The increase in gross profit margin associated with our sales mix was partially offset by write-downs of certain inventory items expected to be sold below the carrying value.

There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the six months ended June 30, 2015, were $36,223, an increase of $5,177 from total operating expenses for the six months ended June 30, 2014, of $31,046. The $5,177 increase was primarily attributable to increases in (1) salaries and benefits due to additional management team headcount and executive separation charges, (2) customer service charges from higher customer call volume, (3) advertising and marketing spend due to additional focus on brand awareness and direct-to-consumer advertising, and (4) stock-based compensation expenses due to increased grants outstanding compared to the prior period.

Income from operations

Income from operations for the six months ended June 30, 2015 was $11,691, compared to income from operations of $3,519 for the six months ended June 30, 2014, an increase of $8,172. The increase in income from operations is primarily attributable to higher sales and improved margins as described above.

Other income (expense), net

For the six months ended June 30, 2015, total other expense, net was $32 compared to other income, net of $30 for the six months ended June 30, 2014.

Income taxes

Income tax expense for the six months ended June 30, 2015 was $4,767, compared to income tax expense of $1,769 for the six months ended June 30, 2014. Our effective tax rate was 41% and 50% for the six months ended June 30, 2015 and 2014, respectively. The decrease in the effective tax rate was primarily due to reduced losses from foreign jurisdictions that are taxed at a 0% rate. Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, and the impact of our global tax strategy.

Net income

As a result of these factors, reported net income was $6,892 or $0.23 per share on a fully diluted basis for the six months ended June 30, 2015 compared to net income of $1,780 or $0.06 per share on a fully diluted basis for the six months ended June 30, 2014.

Liquidity and Capital Resources (in thousands)

At June 30, 2015, our principal sources of liquidity were cash generated by operations, cash on-hand, and an open line of credit with Wells Fargo. Our principal uses of cash have been to fund working capital requirements and capital expenditures.

Cash and cash equivalents on-hand increased to $11,151 on June 30, 2015, from $9,461 on December 31, 2014, an increase of $1,690. The increase in cash is largely the result of positive cash from operations during the first six months of 2015, partially offset by purchases of property and equipment. Earnings from foreign operations are considered permanently re-invested and of the $11,151 cash balance on June 30, 2015, cash from foreign entities totaled $2,547, which constituted 23% of the total cash and cash equivalents balance. The net tax impact of repatriating the permanently reinvested cash balance from foreign entities would be $681.

Accounts receivable at June 30, 2015 were $53,848, as compared to $75,729 at December 31, 2014, a decrease of $21,881. The decrease is due to record net sales of $102,415 in the fourth quarter of 2014 followed by strong cash collections during the first quarter of 2015. This decrease was partially offset by net sales of $123,905 during the six months ended June 30, 2015.

Accounts payable decreased to $22,583 on June 30, 2015, from $49,379 on December 31, 2014, a decrease of $26,796. The decrease is the result of payments made during the first and second quarters of 2015 on payable balances owed at December 31, 2014.

At June 30, 2015, we had working capital of $84,659 compared to $72,817 as of December 31, 2014.

Based on the current level of operations, we believe that cash generated from operations, cash on hand, and available borrowings under existing credit arrangements will be adequate to fund expected capital expenditures and working capital needs for the next 12 months.

Debt and Letters of Credit

On December 23, 2014, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into the Third Amendment to Credit Agreement (“Third Amendment”), which modified the original Credit Agreement (the “Credit Agreement”) entered into between the Company and Wells Fargo on December 7, 2012 and all subsequent amendments to the Credit Agreement (First Amendment to the Credit Agreement entered into on December 20, 2013 and Second Amendment to the Credit Agreement entered into on November 4, 2014). The line of credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the line of credit, not to exceed at any time an aggregate of $5,000. During the three and six months ending June 30, 2015 and 2014, the Company did not issue any standby commercial letters of credit.

The Third Amendment provided a $25,000 line of credit and extended the maturity date from December 1, 2015 to December 1, 2016. At June 30, 2015 and December 31, 2014, the total balance outstanding on the line of credit was zero.

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

For the three and six months ended June 30, 2015, $9 and $18, respectively, in unused line fees had been incurred and is included as a component of interest expense in the condensed consolidated statements of income. For the three and six months ended June 30, 2014, $22 and $45, respectively, in unused line fees had been incurred and is included as a component of interest expense in the condensed consolidated statements of income.

At June 30, 2015 and 2014, the weighted average interest rate on all outstanding borrowings under the line of credit was 1.13% and 1.00%, respectively. At June 30, 2015 and 2014, the effective interest rate was 1.13% and 1.11%, respectively.

The Company originally incurred and capitalized $238 of direct costs related to the establishment of the Credit Agreement. For the three and six months ended June 30, 2015, the Company amortized $17 and $33, respectively of these loan costs, which is included as a component of interest expense in the condensed consolidated statements of income. For the three and six months ended June 30, 2014, the Company amortized $16 and $32, respectively of these loan costs, which is included as a component of interest expense in the condensed consolidated statements of income.

The Company amortizes deferred loan costs under the straight-line method. The carrying value of deferred loan costs at June 30, 2015 and December 31, 2014, was $27 and $60, respectively, and is included as a component of noncurrent other assets in the condensed consolidated balance sheets.

The Company is also subject to a number of financial and non-financial debt covenants under the Credit Agreement. At June 30, 2015, the Company was in compliance with all covenants associated with the Credit Agreement.

Payment in full under the Credit Agreement is due on December 1, 2016. At June 30, 2015, the balance on the line of credit was zero.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of June 30, 2015:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations	$937	$483	$454	$—	$—
Total	$937	$483	$454	$—	$—

(1)	Unrecognized uncertain tax benefits of $1,050 are not included in the table above as we are not sure when the amount will be paid.

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

Changes in Internal Control over Financial Reporting

As a result of the material weakness related to the ineffective operation of the reconciliation of in-transit inventory and the review thereof, management has completed the following changes to its internal controls during the six months ended June 30, 2015:

•	We have renegotiated contract terms with the Company’s key inventory suppliers to change the inventory delivery terms from free on board (“FOB”) shipping point to FOB destination, thereby significantly reducing in-transit inventory. The amendments to the supplier contracts were completed during the second quarter of 2015, and the first purchase orders under these terms were also placed during the second quarter of 2015.
•	We have conducted inventory reconciliation training with those responsible for performing and reviewing inventory reconciliations. Process improvements developed as part of these trainings were used in the reconciliations performed for the three and six months ended June 30, 2015.

Although management believes our internal control over financial reporting has been, or is reasonably likely to be, materially and positively affected by the changes described above, a material weakness in our internal control over financial reporting continues to exist as of June 30, 2015. We continue to implement and evaluate these changes to remediate the material weakness. While the Company believes the changes are adequate to remediate the material weakness, these controls must be tested over an appropriate period of time to ensure the controls are operating effectively.

Limitations on the Effectiveness of Internal Controls

An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Certain of the legal proceedings in which we are involved are discussed in Note 13, "Commitments and Contingencies," to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), which could materially affect our business, financial condition or future results. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2014 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2014 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars and shares in thousands)

During the first quarter of 2015, the Company’s board of directors authorized the repurchase of up to $15,000 of the Company’s outstanding common stock during 2015 as detailed in the table below. The Company’s board of directors also authorized the Company to enter into a Rule 10b5-1 plan when appropriate.

During March 2014, the Company entered into a Rule 10b5-1 plan under which 556 shares of ZAGG Inc common stock were purchased for total cash consideration of $2,488.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2015	—	—	—	—
May 1 – May 31, 2015	—	—	—	—
June 1 – June 30, 2015	42	$7.68	42	1,808
Total	42	$7.68	42	1,808

(1)	The maximum number of shares that may yet be purchased under the repurchase plan has been determined based on the $14,677 remaining amount that is authorized for the purchase of ZAGG Inc common stock under the repurchase plan and the closing stock price on July 23, 2015 of $8.12. The actual number of shares that may be repurchased is dependent on the price of ZAGG Inc common stock.

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

ZAGG INC

Date: August 5, 2015	By:	/s/ RANDALL L. HALES
Randall L. Hales Chief Executive Officer, President, & Director (Principal executive officer)

Date: August 5, 2015	By:	/s/ Bradley J. Holiday
Chief Financial Officer (Principal financial officer)

