Form 10-Q
period 2015-09-30
ZAGG Inc
filed 2015-11-04
CIK 1296205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

 ☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2015, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act). Yes☐    No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,663,686 common shares as of October 30, 2015.

ZAGG INC AND SUBSIDIARIES

FORM 10-Q

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS

Current assets
Cash and cash equivalents	$14,957	$9,461
Accounts receivable, net of allowances of $888 in 2015 and $1,910 in 2014	53,071	75,729
Inventories	45,352	48,378
Prepaid expenses and other current assets	3,162	2,681
Deferred income tax assets	10,774	10,774

Total current assets	127,316	147,023

Property and equipment, net of accumulated depreciation at $9,737 in 2015 and $7,659 in 2014	6,987	7,300

Intangible assets, net of accumulated amortization at $39,720 in 2015 and $33,242 in 2014	24,930	31,408

Deferred income tax assets	15,203	14,290

Note receivable	-	801

Other assets	1,502	457

Total assets	$175,938	$201,279

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$37,681	$49,379
Income taxes payable	76	6,464
Accrued liabilities	5,280	6,910
Accrued wages and wage related expenses	2,176	2,600
Deferred revenue	21	179
Sales returns liability	5,176	8,674

Total current liabilities	50,410	74,206

Total liabilities	50,410	74,206

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized; 33,117 and 32,686 shares issued in 2015 and 2014, respectively	33	33
Additional paid-in capital	87,549	85,154
Accumulated other comprehensive loss	(1,232)	(895)
Note receivable collateralized by stock	-	(348)
Treasury stock, 5,535 and 3,569 common shares in 2015 and 2014 respectively, at cost	(34,158)	(19,576)
Retained earnings	73,336	62,705

Total stockholders' equity	125,528	127,073

Total liabilities and stockholders' equity	$175,938	$201,279

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net sales	$66,774	$60,013	$190,679	$159,170
Cost of sales	41,903	50,849	117,894	115,441

Gross profit	24,871	9,164	72,785	43,729

Operating expenses:
Advertising and marketing	2,759	1,377	7,450	4,763
Selling, general and administrative	13,750	11,971	41,014	34,776
Amortization of definite-lived intangibles	2,134	2,427	6,403	7,282

Total operating expenses	18,643	15,775	54,867	46,821

Income (loss) from operations	6,228	(6,611)	17,918	(3,092)

Other income (expense):
Interest expense	(26)	(40)	(79)	(124)
Other income and (expense)	(76)	90	(53)	204

Total other income (expense)	(102)	50	(132)	80

Income (loss) before provision for income taxes	6,126	(6,561)	17,786	(3,012)

Income tax (provision) benefit	(2,387)	2,242	(7,155)	473

Net income (loss)	$3,739	$(4,319)	$10,631	$(2,539)

Earnings (loss) per share:

Basic earnings (loss) per share	$0.13	$(0.14)	$0.36	$(0.08)

Diluted earnings (loss) per share	$0.13	$(0.14)	$0.36	$(0.08)

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net income (loss)	$3,739	$(4,319)	$10,631	$(2,539)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	156	(628)	(337)	(750)

Total other comprehensive income (loss)	156	(628)	(337)	(750)

Comprehensive income (loss)	$3,895	$(4,947)	$10,294	$(3,289)

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net income (loss)	$10,631	$(2,539)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	2,708	1,644
Excess tax benefits related to share-based payments	(199)	(8)
Depreciation and amortization	9,551	9,169
Reversal of reserve on note receivable	(639)	-
Deferred income taxes	(913)	(549)
Amortization of deferred loan costs	49	48
Changes in operating assets and liabilities
Accounts receivable, net	22,476	(8,725)
Inventories	2,730	9,079
Prepaid expenses and other current assets	(563)	(986)
Other assets	60	120
Accounts payable	(11,919)	16,996
Income taxes payable	(6,189)	(12,518)
Accrued liabilities	(1,431)	2,633
Accrued wages and wage related expenses	(424)	896
Deferred revenue	(158)	(116)
Sales return liability	(3,494)	(458)

Net cash provided by operating activities	22,276	14,686

Cash flows from investing activities
Purchase of property and equipment	(3,009)	(3,122)

Net cash used in investing activities	(3,009)	(3,122)

Cash flows from financing activities
Proceeds from revolving credit facility	9,871	15,660
Payments on revolving credit facility	(9,871)	(32,390)
Purchase of treasury stock	(13,331)	(2,488)
Payment of withholdings on restricted stock units	(718)	-
Proceeds from exercise of warrants and options	206	199
Excess tax benefits related to share-based payments	199	8

Net cash used in financing activities	(13,644)	(19,011)

Effect of foreign currency exchange rates on cash and cash equivalents	(127)	(480)

Net increase (decrease) in cash and cash equivalents	5,496	(7,927)

Cash and cash equivalents at beginning of the period	9,461	15,031

Cash and cash equivalents at end of the period	$14,957	$7,104

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$37	$94
Cash paid during the period for taxes	$14,171	$12,554

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars and shares in thousands)

(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Nine Months Ended September 30, 2015:

Foreclosure on real property valued at $1,099 that served as collateral to the note receivable (recorded as a component of other assets in the condensed consolidated balance sheet).

Foreclosure on the Company’s common stock valued at $688 that served as collateral to the note receivable (recorded as treasury stock in the condensed consolidated balance sheet).

Purchase of $763 in fixed assets financed through accounts payable.

Purchase of $563 in treasury stock financed through accounts payable.

For the Nine Months Ended September 30, 2014:

None

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

(1)	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ZAGG Inc and its subsidiaries (“ZAGG” or the “Company”) design, produce, and distribute professional and premium creative product solutions such as InvisibleShield® screen protection, keyboards for tablet computers and mobile devices, keyboard cases, mobile power solutions, earbuds, headphones, Bluetooth® speakers, cases, and cables.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled to in exchange for those goods or services. The standard also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB voted to approve a one year deferral of the effective date of this ASU. This deferral was issued by the FASB in ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date”. As a result of ASU No. 2015-14 the Company expects that it will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The ASU states that a reporting entity should apply existing guidance in Topic 718, “Compensation – Stock Compensation”, to awards with performance conditions that affect vesting. The ASU is effective for annual and interim reporting periods beginning after December 15, 2015. This ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In August 2015 the FASB issued ASU No. 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This ASU adds SEC paragraphs to Subtopic 835-30 pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit (LOC) arrangements. Specifically, the ASU states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the LOC arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement. This ASU is effective on adoption of ASU 2015-03 and is not expected to have a significant impact on the Company’s consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

(2)	INVENTORIES

At September 30, 2015, and December 31, 2014, inventories consisted of the following:

	September 30, 2015	December 31, 2014

Finished goods	$44,978	$48,145
Raw materials	374	233
Total inventory	$45,352	$48,378

In addition, included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at September 30, 2015 and December 31, 2014 of $1,402 and $1,425, respectively.

(3)	INTANGIBLE ASSETS

Definite-lived intangibles as of September 30, 2015, and December 31, 2014, were as follows:

	As of September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(27,822)	$13,678	8.0 years
Non-compete agreements	4,100	(3,534)	566	4.8 years
Other Trademarks	3,500	(2,507)	993	9.7 years
iFrogz Trademark	7,038	(2,015)	5,023	10.0 years
EarPollution Trademark	2,383	(1,329)	1,054	8.0 years
Other	600	(583)	17	5.0 years
Acquired technology	709	(343)	366	7.0 years
Internet address	124	(87)	37	10.0 years
Patents	4,696	(1,500)	3,196	12.5-14.0 years
Total amortizable assets	$64,650	$(39,720)	$24,930	8.4 years

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(23,839)	$17,661	8.0 years
Non-compete agreements	4,100	(2,949)	1,151	4.8 years
Other Trademarks	3,500	(2,216)	1,284	9.7 years
iFrogz Trademark	7,038	(1,152)	5,886	10.0 years
EarPollution Trademark	2,383	(1,026)	1,357	8.0 years
Other	600	(554)	46	5.0 years
Acquired technology	709	(267)	442	7.0 years
Internet address	124	(78)	46	10.0 years
Patents	4,696	(1,161)	3,535	12.5-14.0 years
Total amortizable assets	$64,650	$(33,242)	$31,408	8.4 years

Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization. The remaining definite-lived intangible assets are amortized using the straight line method over their estimated useful life. For the three and nine months ended September 30, 2015, amortization expense was $2,160 and $6,478, respectively. Amortization expense was primarily recorded as a component of operating expense. However, amortization expense related to acquired technology for the three and nine months ended September 30, 2015, of $26 and $75, respectively, was recorded as a component of cost of sales.

For the three and nine months ended September 30, 2014, amortization expense was $2,447 and $7,347, respectively. Amortization expense related to acquired technology for the three and nine months ended September 30, 2014, of $20 and $65, respectively, was recorded as a component of cost of sales.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

Estimated future amortization expense is as follows:

Remaining 2015	$2,082
2016	7,125
2017	5,649
2018	4,626
2019	2,290
Thereafter	3,158
Total estimated amortization expense	$24,930

(4)	DEBT AND LETTERS OF CREDIT

On December 23, 2014, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into the Third Amendment to Credit Agreement (“Third Amendment”), which modified the original Credit Agreement (the “Credit Agreement”) entered into between the Company and Wells Fargo on December 7, 2012 and all subsequent amendments to the Credit Agreement (First Amendment to the Credit Agreement entered into on December 20, 2013 and Second Amendment to the Credit Agreement entered into on November 4, 2014). The Third Amendment provided a $25,000 line of credit and extended the maturity date from December 1, 2015 to December 1, 2016. The line of credit available under the Credit Agreement includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the line of credit, not to exceed at any time an aggregate of $5,000. During the three and nine months ending September 30, 2015 and 2014, the Company did not issue any standby commercial letters of credit.

On August 24, 2015, the Company and Wells Fargo, entered into the Fourth Amendment to Credit Agreement (“Fourth Amendment”), which modified the original Credit Agreement entered into between the Company and Wells Fargo on December 7, 2012 and all subsequent amendments to the Credit Agreement. The Fourth Amendment modified a debt covenant to allow the Company to purchase up to $15.0 million of ZAGG Inc common stock during each calendar year, including the 2015 calendar year, rather than during consecutive twelve month periods, as was documented in the Credit Agreement prior to the Fourth Amendment.

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

In addition, the Company pays Wells Fargo a quarterly fee based on the average unused amount of the line of credit depending on the Company’s leverage ratio (as this term is defined in the Credit Agreement).

For the three and nine months ended September 30, 2015, $10 and $28, respectively, in unused line fees were incurred and are included as a component of interest expense in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2014, $23 and $67, respectively, in unused line fees were incurred and are included as a component of interest expense in the condensed consolidated statements of operations.

The Company originally incurred and capitalized $238 of direct costs related to the establishment of the Credit Agreement. The Company amortizes deferred loan costs under the straight-line method. The carrying value of deferred loan costs at September 30, 2015 and December 31, 2014, was $11 and $60, respectively, and is included as a component of noncurrent other assets in the condensed consolidated balance sheets.

For the three and nine months ended September 30, 2015, the Company amortized $16 and $49, respectively, of the deferred loan costs, which are included as a component of interest expense in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2014, the Company amortized $17 and $49, respectively, of these loan costs, which are included as a component of interest expense in the condensed consolidated statements of operations.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

The Company is also subject to a number of financial and non-financial debt covenants under the Credit Agreement. At September 30, 2015, the Company was in compliance with all covenants associated with the Credit Agreement.

Payment in full under the Credit Agreement is due on December 1, 2016. At September 30, 2015 and 2014, the balance outstanding on the line of credit was zero.

(5)	STOCK-BASED COMPENSATION

Common Stock Options

For the three and nine months ended September 30, 2015 and 2014, the Company granted no stock option awards.

The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three and nine months ended September 30, 2015, the Company recorded stock-based compensation expense related to stock options of $0 as all stock option awards that have been granted are vested. During the three and nine months ended September 30, 2014, the Company recorded stock-based compensation expense related to stock options of $0 and $28, respectively, which is included as a component of selling, general, and administrative expense.

Restricted Stock

During the three and nine months ended September 30, 2015, the Company granted 24 and 569 shares of restricted stock, respectively. During the three and nine months ended September 30, 2014, the Company granted 36 and 507 shares of restricted stock, respectively. The shares of restricted stock granted during the three and nine months ended September 30, 2015, were estimated to have a weighted-average fair value per share of $8.24 and $6.58, respectively. The shares of restricted stock granted during the three and nine months ended September 30, 2014, were estimated to have a weighted-average fair value per share of $5.75 and $4.68, respectively. The fair value of the shares of restricted stock granted is based on the closing share price of the Company’s common stock on the date of grant. The shares of restricted stock vest annually over a 12-month to three-year vesting term, depending on the terms of the individual grant.

As part of the 569 and 507 shares of restricted stock granted as discussed above, during the first nine months of 2015 and 2014, the Company granted 289 and 113 shares of restricted stock, respectively, to certain executives of the Company. These shares of restricted stock granted in 2015 and 2014 only vest upon the Company’s achievement of specified thresholds of net sales, Adjusted EBITDA, and earnings per share for fiscal year 2015 and 2014, respectively. If the Company achieves the target amount of net sales, Adjusted EBTIDA, and earnings per share for the applicable performance period, all of the shares of restricted stock granted will vest under the terms of the respective grants. If the Company achieves less than 100% of the targets for the applicable performance period, but above a predetermined floor, the number of shares of restricted stock vested will decrease proportionately. However, if the Company’s performance for the applicable performance period is below the predetermined floor, all of the shares of restricted stock granted will be forfeited. If the Company achieves more than 100% of the target for the applicable performance period, the number of shares of restricted stock vested will increase proportionately up to, but will not exceed, 115% of the target 289 and 113 shares of restricted stock granted for 2015 and 2014, respectively. As of September 30, 2015, the Company believes it is probable that it will achieve 100% of the targets for the shares of restricted stock granted in the first nine months of 2015. Of the 113 shares of restricted stock granted in 2014, 81 shares vested and 32 shares were forfeited.

As part of the 569 shares of restricted stock granted during the first nine months of 2015, the Company granted 213 shares of restricted stock to its chief executive officer. These restricted stock units only vest upon the following performance conditions being met for the year 2015: (1) the Company’s achievement of a gross profit margin equal to or in excess of 31.9%, (2) the Company’s achievement of certain cost savings initiatives within cost of sales specified by the compensation committee of the board of directors, and (3) the chief executive officer’s continued employment. As of September 30, 2015, the Company believes it is probable that the performance conditions will be met and that the restricted stock units granted will vest.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

The Company recorded stock-based compensation expense only for those shares of restricted stock that are expected to vest. The estimated fair value of the restricted stock is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three and nine months ended September 30, 2015, the Company recorded stock-based compensation expense related to restricted stock of $898 and $2,708, respectively, which is included as a component of selling, general, and administrative expense. During the three and nine months ended September 30, 2014, the Company recorded stock-based compensation expense related to restricted stock of $506 and $1,644, respectively, which is included as a component of selling, general, and administrative expense.

During the nine months ended September 30, 2015, certain ZAGG employees elected to receive a net amount of shares upon the vesting of a restricted stock unit grant in exchange for the Company paying the employees’ tax liabilities for the fair value of the award on the vesting date. This resulted in the Company paying $718, which is reflected as a reduction of additional paid-in capital.

During the nine months ended September 30, 2014, a ZAGG employee elected to receive a net amount of shares upon the vesting of restricted stock unit grants in exchange for the Company incurring the tax liability for the fair value of the award on the vesting date. This resulted in the Company recording $33 in compensation expense, with the offset being originally recorded to accrued wages and wage related expenses rather than to additional paid-in capital.

During the nine months ended September 30, 2015, the Company incurred incremental expense related to the departure of its former chief financial officer. Expenses incurred during the period include separation pay of $117 related to the acceleration of vesting on 15 restricted stock units that were previously scheduled to vest during the first quarter of 2016.

(6)	INCOME TAXES

During the three and nine months ended September 30, 2015, the Company’s effective tax rate was 39% and 40%, respectively. During the three and nine months ended September 30, 2014, the Company’s effective tax rate was 34% and 16%, respectively. The increase in the effective tax rate is attributable to return-to-provision true-ups and the adjustment to deferred taxes for a change in our state effective rate in the prior year, and the increased impact of a loss in a foreign tax jurisdiction due to lower net income/(loss) during the three and nine months ended September 30,2014. The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to foreign and state taxes, permanent items, and the Company’s global tax strategy.

(7)	EARNINGS (LOSS) PER SHARE

Basic earnings per common share excludes dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if stock options and restricted stock, or other common stock equivalents were exercised or converted into common stock. The dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three months ended
	September 30, 2015	September 30, 2014
Net income (loss)	$3,739	$(4,319)
Weighted average shares outstanding:
Basic	28,734	30,312
Dilutive effect of warrants, restricted stock and stock options	196	0
Diluted	28,930	30,312
Earnings (loss) per share:
Basic	$0.13	$(0.14)
Dilutive	$0.13	$(0.14)

	Nine months ended
	September 30, 2015	September 30, 2014
Net income (loss)	$10,631	$(2,539)
Weighted average shares outstanding:
Basic	29,209	30,379
Dilutive effect of warrants, restricted stock and stock options	242	0
Diluted	29,451	30,379
Earnings (loss) per share:
Basic	$0.36	$(0.08)
Dilutive	$0.36	$(0.08)

For the three months ended September 30, 2015, warrants, restricted stock, and stock options to purchase 443 shares of common stock were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive. Also excluded from the calculation of diluted earnings per share for the three months ended September 30, 2015 were 452 shares of restricted stock granted that were not yet vested as the performance conditions were not met (see further discussion in Note 5).

For the nine months ended September 30, 2015, warrants, restricted stock, and stock options to purchase 328 shares of common stock, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive. Also excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2015, were 452 shares of restricted stock granted that were not yet vested as the performance conditions were not met (see further discussion in Note 5).

As the Company was in a net loss position for three and nine months ended September 30, 2014, all warrants, restricted stock, and stock options were not considered in calculating diluted earnings per share because the effect would be anti-dilutive. For the three and nine months ended September 30, 2014, the number of antidilutive equity awards totaled 870 and 836, respectively.

(8)	TREASURY STOCK

In fiscal year 2015 and 2014, the Company’s board of directors authorized the repurchase of up to $15,000 and $10,000, respectively, of the Company’s outstanding common stock. The Company’s board of directors also authorized the Company to enter into a Rule 10b5-1 plan when appropriate.

For the three and nine months ended September 30, 2015 the Company purchased 1,844 and 1,886, respectively, shares of ZAGG Inc common stock for consideration of $13,570 and $13,894, respectively, which included commissions paid to brokers of $55 and $56, respectively. Stock purchased in the three and nine months ended September 30, 2015 had a weighted average price per share of $7.32 and $7.33, respectively. The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheets. In addition, during the third quarter of 2015, the Company foreclosed on 80 shares of ZAGG Inc common stock linked to the full recourse note receivable described in Note 9. The Company foreclosed on these shares at a price per share of $8.59 and a total value of $688. These shares are currently being held by the Company as treasury stock.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

For the three and nine months ended September 30, 2014 the Company purchased zero and 556 shares, respectively, of ZAGG Inc common stock. Cash consideration paid for the purchase of ZAGG Inc common stock for the nine months ended September 30, 2014 was $2,488. Cash consideration for the nine months ended September 30, 2014 included commissions paid to brokers of $16. Stock purchased during the nine months ended September 30, 2014 had a weighted average price per share of $4.45. The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheets.

(9)	NOTE RECEIVABLE

In June 2008, Lorence Harmer became a member of the Company’s board of directors and in December 2009, was appointed as the chairman of the audit committee. Mr. Harmer introduced the Company to a consumer electronics product, which became known as the ZAGGbox. The Company subsequently entered into negotiations with Teleportall, LLC (“Teleportall”), the owner of the technology used in the ZAGGbox, regarding production and distribution of the ZAGGbox. In 2009 and 2010 the Company entered into various agreements with Teleportal, including agreements appointing the Company as the exclusive distributor for the ZAGGbox in North America, issued purchase orders for ZAGGbox units in the aggregate amount of $3,500 and advanced to Teleportall a total of $3,900 against the total purchase price for the units ordered by the Company. Additionally, in May 2010, the Company entered into an agreement with Harmer Holdings, LLC (“Holdings”), an affiliate of Mr. Harmer, under which Holdings agreed to repurchase unsold ZAGGboxes under certain circumstances.

In late 2010 the Company determined that the ZAGGbox product would not be ready to market and sell during the 2010 Christmas season and the Company commenced discussions to restructure its agreements with Teleportall. As a result of the foregoing, the Company entered into an agreement with Teleportall, Mr. Harmer and several entities owned or controlled by Mr. Harmer (the “Harmer Agreement”), dated March 23, 2011, but subject to further negotiations and ratification through April 5, 2011. Pursuant to the Harmer Agreement, the parties agreed to terminate the prior agreements and convey all ZAGG rights in the ZAGGbox to Teleportall on the following terms:

●	Mr. Harmer, Teleportall, and certain of their affiliates delivered a promissory note (the “Note”) dated March 23, 2011, to the Company in the original principal amount of $4,126 which accrued interest at the rate of LIBOR plus 4% per annum (adjusted quarterly) payable as follows: (i) interest only payments (a) on September 23, 2011, and (b) thereafter on or before the last day of each calendar quarter, (ii) 50% of the net profits of each ZAGGbox sale by Teleportall and its affiliates, and (iii) the unpaid balance of principal and interest due in full on March 23, 2013. The Note was secured by certain real property, interests in entities that own real property and restricted and free-trading securities.

●	In exchange for a license fee to the Company, Teleportall and the Company entered into a License Agreement on under which the Company licensed to Teleportall the use of certain ZAGG names and trademarks to sell and distribute the ZAGGbox product.

●	In exchange for commissions to be paid by the Company, Teleportall and ZAGG entered into a non-exclusive, two year Commission Agreement on March 23, 2011, under which Teleportall could make introductions of many ZAGG products in all countries where ZAGG did not then have exclusive dealing agreements in respect of the marketing, distribution or sale of its products.

No revenue has been recognized from Teleportall.

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

Mr. Harmer failed to make the required interest-only payment to the Company due on September 23, 2011. Thereafter, the Company filed counterclaims against Mr. Harmer, Holdings and Teleportall to collect the balance due under the Note. Also, ZAGG commenced foreclosure on the collateral securing the Note, which consisted of real property, interests in entities that own real property, and restricted and free-trading securities, which included shares of ZAGG Inc common stock.

On May 21, 2015, the Court issued a final judgment whereby all claims brought by Harmer were disposed of in favor of ZAGG and dismissed with prejudice. In addition, the Court granted summary judgment in favor of ZAGG on all counterclaims against Harmer, Holdings and Teleportall and ZAGG was awarded judgment in the amount of $4,735 with interest at 12% per annum until paid in full and reasonable attorney fees. Following the final judgment the Company began the foreclosure process on all remaining collateral securing the Note.

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

On July 13, 2015, the Company foreclosed on 80 shares of ZAGG Inc common stock that were determined by the Company to have a fair value of $688 on the date of foreclosure. At the time of the foreclosure, the Note receivable balance totaled $50 and was reduced to $0. The $638 excess in value of the common stock over the book value of the Note receivable was recorded by the Company as a recovery of a previously established reserve in selling, general and administrative expense in the condensed consolidated financial statements, which is the same financial statement line item in which the Company previously recorded write-downs of the Note receivable.

As of September 30, 2015, management determined that the estimated fair value of the remaining underlying collateral was between $135 and $270, consisting of real property investments.

Since the Note became collateral dependent in October 2011, management has (1) foreclosed on and sold 45 shares of ZAGG Inc common stock for $496 (December 2011); (2) foreclosed on real property valued at $250 (January 2012); (3) foreclosed on stock and warrants in a private company of $516 (May 2012); (4) foreclosed on real property valued at $1,099 as discussed above; and (5) foreclosed on 80 shares of ZAGG Inc common stock for $688. These foreclosures were recorded as a reduction to the Note in the period in which the foreclosure occurred. Management continues to actively pursue the foreclosure of all remaining collateral and execution on other assets of Harmer, Holdings and Teleportall.

At September 30, 2015, the total unpaid principal balance, including accrued interest, late fees and costs incurred in collection, totaled $4,742.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

(10)	FAIR VALUE MEASURES

Fair Value of Financial Instruments

At September 30, 2015 and December 31, 2014, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and a note receivable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these financial instruments.

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

At September 30, 2015, and December 31, 2014, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown:

		Fair Value Measurements Using:
	September 30, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$375	$375	—	—

		Fair Value Measurements Using:
	December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$374	$374	—	—

(11)	CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2015.

At September 30, 2015, three customers had accounts receivable balances of approximately 25%, 23%, and 12%. No other customer account balances were more than 10% of accounts receivable. At December 31, 2014, two customers had accounts receivable balances of approximately 48% and 14%. No other customer account balances were more than 10% of accounts receivable. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

Concentration of sales

For the three months ended September 30, 2015, three customers individually accounted for over 10% of the revenues at 18%, 17%, and 12%, respectively. No other customers accounted for more than 10% of sales. For the three months ended September 30, 2014, two customers individually accounted for over 10% of the revenues at 32% and 14%, respectively. No other customers accounted for more than 10% of sales. If the Company loses one or more of its significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the three months ended September 30, 2015 and 2014, was approximately:

	Three months ended September 30, 2015	Three months ended September 30, 2014
United States	89%	91%
Europe	9%	6%
Other	2%	3%

For the nine months ended September 30, 2015, three customers individually accounted for over 10% of the revenues at 20%, 13%, and 12%, respectively. No other customers accounted for more than 10% of sales. For the nine months ended September 30, 2014, two customers individually accounted for over 10% of the revenues at 28% and 15%, respectively. No other customers accounted for more than 10% of sales. If the Company loses one or more of its significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the nine months ended September 30, 2015 and 2014, was approximately:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
United States	91%	89%
Europe	8%	8%
Other	1%	3%

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

(12)	COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2018. Future minimum rental payments required under the operating leases at September 30, 2015 are as follows:

Remaining 2015	$282
2016	538
2017	161
2018	6
Total	$987

On December 5, 2014, the Company entered into a lease agreement for new office space in an under construction building located at 7200 South Bingham Junction Boulevard in Murray, Utah. The Company is expecting to rent the fourth and fifth floors of the building, which will become the new corporate office location. It is expected that the Company will begin constructing leasehold improvements during the fourth quarter of 2015 and move into the office space when the leasehold construction is complete. The initial lease term is for 90 months and straight line monthly rent is expected to be approximately $110, though the final rent will be determined based on the final rentable square feet. The lease term and monthly payments will not commence until the Company occupies the office space.

For the three months ended September 30, 2015 and 2014, rent expense was $391 and $275, respectively, net of sublease income of $0 and $334, respectively.

For the nine months ended September 30, 2015 and 2014, rent expense was $1,182 and $1,243, respectively, net of sublease income of $0 and $682, respectively.

Commercial Litigation

Lorence A. Harmer, et al v ZAGG Inc et al, Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG and two of his affiliates, Harmer Holdings, LLC, and Teleportall, LLC (the “Harmer Parties”), filed a lawsuit against the Company, Robert G. Pedersen II, Brandon T. O’Brien, and KPMG LLP. The plaintiffs alleged that the defendants defamed Mr. Harmer, breached the Settlement Agreement and other agreements between the plaintiffs and the Company (alleging claims for breach of contract, breach of the covenant of good faith, and fair dealing), and interfered with other rights of the plaintiffs. The defendants denied all of the material allegations made by the plaintiffs. KPMG LLP was dismissed from the lawsuit in January 2012. In October 2012, the Company filed a counterclaim and third-party complaint against Harmer, Holdings, Teleportall and third-party Global Industrial Services Limited asserting claims for breach of contract, deficiency, indemnity and attorneys’ fees, breach of the implied covenant of good faith and fair dealing, quasi contract, unjust enrichment, quantum meruit and declaratory judgment. In June 2013, the court dismissed the plaintiffs’ claims for defamation, negligence, tortious interference, and interference with prospective economic relations against the Company and all claims against Messrs. Pedersen and O’Brien. In November 2013, the court entered default judgment on the Company’s third-party complaint against Global Industrial Services Limited. On May 21, 2015, the Court granted summary judgment in the Company’s favor against the Harmer Parties, and thereafter entered a final judgment against the Harmer Parties in the amount of $4,735 with interest at 12% per annum until paid in full, and dismissed all of the Harmer Parties’ remaining claims against the Company with prejudice. On October 2, 2015, the Court entered an order adding the amount of $1,396 to the judgment for the attorney fees and costs incurred by the Company in the litigation. The Harmer Parties have filed a notice of appeal declaring their intention to seek review of the final judgment in the Utah appellate courts. The Harmer Parties have also filed a motion in the trial court asking it to reconsider and set aside the final judgment, which the Company will vigorously oppose. The Company is moving forward with collection efforts pursuant to the final judgment. The Company intends to vigorously defend against any appeals or other attempts to challenge the judgment in its favor. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

Patent/Trademark Litigation

ZAGG Intellectual Property Holding Co. Inc. v. NLU Products et al, U.S. District Court, District of Utah, 2:11-cv-00517.  On June 7, 2011, the Company filed a patent infringement lawsuit against NLU Products, LLC; Wrapsol, LLC; XO Skins, LLC; Fusion of Ideas, Inc.; Clear-Coat, LLC; Case-Ari, LLC; United SGP Corp.; Stealth Guards; Virtuosity Products, LLC; Skinomi LLC; Cellairis; Best Skins Ever; Headco, LLC; and Ghost Armor, LLC that seeks to enforce rights under United States Patent No. 7,957,524. The defendants have raised defenses and, in some cases, asserted counterclaims against the Company, that seek declarations of unenforceability or non-infringement of the patent. These counterclaims do not assert any claims for affirmative relief, including claims for damages, against the Company, apart from a request for an award of costs and attorneys’ fees to the prevailing party. NLU Products, LLC; Wrapsol, LLC; XO Skins, LLC; Fusion of Ideas, Inc.; Clear-Coat, LLC; Case-Ari, LLC; United SGP Corp.; Stealth Guards; and Vituorsity Products, LLC have settled with the Company. Litigation of this action was stayed pending a reexamination of United States Patent No. 7,957,524 by the United States Patent and Trademark Office (“USPTO”). The reexamination led to amendments to the claims of the patent, and the USPTO issued a reexamination certificate. This case was administratively closed with leave to reopen. The Company has sent offers to license to the remaining defendants.

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

Class Action Lawsuits

James H. Apple, et al. v. ZAGG Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00852; Ryan Draayer, et al. v. Zagg Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00859.  On September 6 and 10, 2012, two putative class action lawsuits were filed by purported Company shareholders against the Company, Randall Hales, Brandon O’Brien, and Cheryl Larabee, as well as Robert G. Pedersen II, the Company’s former Chairman and CEO, and Edward Ekstrom and Shuichiro Ueyama, former members of the Company’s Board of Directors. These lawsuits were subsequently amended by a complaint filed on May 6, 2013. The plaintiffs seek certification of a class of purchasers of the Company’s stock between October 15, 2010 and August 17, 2012. The plaintiffs claim that as a result of Mr. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as the Company’s CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934 (the “Exchange Act”). On March 7, 2013, the U.S. District Court for the District of Utah (the “Court”) consolidated the Apple and Draayer actions and assigned the caption In re: Zagg, Inc. Securities Litigation, and on May 6, 2013, plaintiffs filed a consolidated complaint. On July 5, 2013, the defendants moved to dismiss the consolidated complaint. On February 7, 2014, the Court entered an order granting the Company’s motion to dismiss the consolidated complaint. On February 25, 2014, plaintiffs filed a notice of appeal with the U.S. Court of Appeals, Tenth Circuit. On June 17, 2014, plaintiffs filed their opening appellate brief appealing the Courts decision with respect to some of their claims. The Tenth Circuit heard oral argument on the appeal on January 22, 2015, and issued a decision affirming the dismissal of all claims on August 18, 2015.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

Arthur Morganstern v. Robert G. Pedersen II et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120908452; Albert Pikk v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1188; Rosenberg v. Robert G. Pedersen II et al., U.S. District Court, District of Utah, Case No. 2:12-cv-1216.  On December 14, 2012, the first of three shareholder derivative complaints were filed against several of the Company’s current and former officers and directors.  These complaints make allegations similar to those presented in the consolidated class action lawsuits, but they also assert various state law causes of action, including claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading.  Each of these derivative complaints seek unspecified damages on behalf of the Company, which is named solely as a nominal defendant against whom no recovery is sought.  On February 26, 2013, the Court consolidated the Pikk and Rosenberg actions and assigned the caption In re ZAGG Inc. Shareholder Derivative Litigation, and on June 5, 2013, plaintiffs filed a consolidated complaint.  On April 4, 2014, the defendants moved to dismiss the consolidated complaint. On October 9, 2014, the Court entered an order granting dismissal of the consolidated complaint. On January 8, 2015, plaintiffs filed a notice of appeal with the U.S. Court of Appeals, Tenth Circuit. On June 17, 2015, plaintiffs filed their opening appellate brief appealing the dismissal of their claims. Defendants’ filed their response briefs on August 26, 2015. Plaintiffs filed their reply brief on October 1, 2015. Oral argument has yet to be scheduled.

SEC Investigation

In the fourth quarter of 2012, the Company received requests to provide documentation and information to the staff of the SEC in connection with a non-public investigation being conducted by the SEC’s Salt Lake City office. The Company believes the investigation includes a review of the facts and circumstances surrounding some of the same issues raised by the plaintiffs in the above lawsuits; specifically, whether the Company failed to disclose Mr. Pedersen’s margin account sales or the alleged existence of a plan to have Mr. Hales succeed Mr. Pedersen as the Company’s CEO. The Company responded to these requests and is cooperating fully with the staff. The Company has chosen to disclose this non-public investigation due to the highly public nature of the lawsuits described above, which the Company intends to defend vigorously.

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

The Company establishes reserves when a particular contingency is probable and estimable. Other than those discussed above, the Company has not accrued for any loss at September 30, 2015 in the condensed consolidated financial statements as the Company does not consider a loss to be probable or estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

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

Our Products

The ZAGG brand is focused on protecting and enhancing the mobile world. As mobile devices have become our connections to work, home, and everything in between, ZAGG products provide protection, utility, power, and convenience to help users realize their full potential.

InvisibleShield

ZAGG InvisibleShield® screen protection offers customers a wide array of protection types and features, from protective film to glass, all with a limited lifetime guarantee.

Our films were originally developed to protect the leading edge of rotary blades on military helicopters. Through constant innovation, we routinely deliver new films designed to maintain the highest standards in self-healing, scratch protection, and impact protection. We also continue to create new, easier application methods like our patented EZ Apply® tabs.

All of our films are designed to provide long-lasting protection for the surface of any electronic device subject to normal wear and tear. We accommodate a custom fit for thousands of device types as well as offer an automated On Demand solution so retailers can supply customers with screen protection for both new and old device models without having to hold excess inventory.

In addition to our traditional InvisibleShield film products, we launched InvisibleShield Glass during the first quarter of 2014. Not only does it offer premium screen protection and clarity, Glass also features a superior feel and precise touch sensitivity. We recently introduced Glass Luxe which provides edge-to-edge protection.

Keyboards

ZAGG keyboards are designed to offer our customers a spacious, natural typing experience so they can enjoy comfortable typing anywhere. Since entering this category in 2010, we have repeatedly reinvented our product line, while also providing timely solutions for new devices released by Apple, Samsung, and other leading mobile device manufacturers. In addition to device-specific keyboards and folio keyboard cases, we have produced a universal line of Bluetooth® keyboards for both tablets and smartphones that are compatible with virtually any mobile operating system.

We will continue to deliver creative keyboard solutions as end users’ requirements evolve in this rapidly changing market segment.

Power

Power is one of our primary focal points. Our designs for portable batteries enable charging any device that utilizes a USB port, including smartphones, tablets, handheld gaming systems, and digital cameras. In 2015, we introduced the ZAGG Power Amp™ line of portable chargers that feature an LED flashlight and unique, Quick Charge™ technology that detects and delivers the fastest charge for hundreds of devices. This allows users to stay better connected to their worlds. We also offer a Golite power series of portable chargers under the iFrogz product line.

iFrogz by ZAGG

The iFrogz name stands for fun, clever, and youthful mobile accessories, and has become a top name for audio products. This product line has had success with large retailers inside and outside of the United States. iFrogz became part of the ZAGG family in 2011.

Cases

iFrogz began manufacturing cases in 2006, initially for the Apple iPod®. These unique cases were well received due to their blend of fashion, quality, and design. Initially all sales were online, but in 2007 iFrogz began distributing case products through large retailers. Since then, iFrogz has expanded its case offerings to include a wide array of sleek, stylish, and protective cases for new generations of Apple iPod, iPhone®, iPad®, and Samsung Galaxy® smartphones and tablets.

Audio

Our iFrogz by ZAGG audio products focus on innovation and superior value. These include the Tadpole Active, one of the smallest Bluetooth personal speakers on the market.

In 2007, iFrogz released its first audio products under the Ear Pollution™ product line. The eclectic selection of earbuds and headphones specifically targeted a younger demographic, but still appealed to a wide spectrum of consumers. Since the initial launch of the Ear Pollution audio line, this line of headphone and earbud products has expanded to include offerings for all ages under both Ear Pollution by ZAGG and iFrogz by ZAGG.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (amounts in thousands, except per share data)

Net sales

Net sales for the quarter ended September 30, 2015, were $66,774 as compared to net sales of $60,013 for the quarter ended September 30, 2014, an increase of $6,761 or 11%.

The percentage of sales related to our key product lines for the three months ended September 30, 2015 and 2014, was approximately:

	Three months ended September 30, 2015	Three months ended September 30, 2014
Screen Protection	72%	47%
Keyboards	15%	30%
Audio	9%	10%
Power Management	2%	8%
Cases	1%	3%
Other	1%	2%

The percentage of sales related to our key distribution channels for the three months ended September 30, 2015 and 2014, was approximately:

	Three months ended September 30, 2015	Three months ended September 30, 2014
Indirect channel	88%	90%
Website	6%	4%
Mall cart and kiosk program	6%	6%

The increase in revenue comparing the three months ended September 30, 2015 to 2014 was primarily related to continued strong demand for our screen protection products, expanded retail placement, and additional global distribution. The increase in screen protection sales was partially off-set by lower sales of tablet keyboards due to overall softness in the tablet market, and lower sales of portable power due primarily to the timing of customer launch initiatives in the third quarter last year that will not occur until the fourth quarter this year.

Gross profit

Gross profit for the quarter ended September 30, 2015, was $24,871 or approximately 37% of net sales, compared to $9,164 or approximately 15% of net sales for the quarter ended September 30, 2014. The increase in gross profit percentage is due to (1) a higher percentage of sales being generated by our screen protection products, our highest margin product line, compared to the prior year when a higher percentage of our total sales were generated by lower margin products such as our keyboard, audio, and power management lines, (2) a decrease in the write-downs of $9,644 for certain inventory items expected to be sold below the carrying value and expedited freight charges compared to the prior year, and (3) improvements in operating efficiencies related to supply-chain management.

There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the quarter ended September 30, 2015, were $18,643, an increase of $2,868 from total operating expenses for the quarter ended September 30, 2014, of $15,775. The $2,868 increase was primarily attributable to increases in (1) customer service charges from higher customer call volume, (2) salaries and benefits due to additional management team headcount, and (3) advertising and marketing spend due to additional focus on brand awareness and direct-to-consumer advertising.

Income (loss) from operations

Income from operations for the quarter ended September 30, 2015 was $6,228, compared to a loss from operations of $(6,611) for the quarter ended September 30, 2014, an increase of $12,839. The increase in income from operations is attributable to higher sales and improved margins as described above as well as the significant inventory write-down for certain products expected to be sold below their carrying value and expedited freight charges recorded during the quarter ended September 30, 2014.

Other income (expense)

For the quarter ended September 30, 2015, total other expense was $(102) compared to other income of $50 for the quarter ended September 30, 2014.

Income taxes

Income tax expense for the quarter ended September 30, 2015 was $2,387, compared to income tax benefit of $2,242 for the quarter ended September 30, 2014. Our effective tax rate was 39% and 34%, respectively, for the three months ended September 30, 2015 and 2014. The increase in the effective tax rate is attributable to return-to-provision true-ups and the adjustment to our deferred taxes for a change in our state effective rate in the prior year, and the increased impact of a loss in a foreign tax jurisdiction due to lower net income/(loss) during the three months ended September 30, 2014. Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to foreign and state taxes, permanent items, and the impact of our global tax strategy.

Net income (loss)

As a result of these factors, reported net income was $3,739 or $0.13 per share on a fully diluted basis for the quarter ended September 30, 2015, compared to a net loss of $(4,319) or $(0.14) per share on a fully diluted basis for the quarter ended September 30, 2014.

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (amounts in thousands, except per share data)

Net sales

Net sales for the nine months ended September 30, 2015, were $190,679 as compared to net sales of $159,170 for the nine months ended September 30, 2014, an increase of $31,509 or 20%.

The percentage of sales related to our key product lines for the nine months ended September 30, 2015 and 2014, was approximately:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Screen Protection	67%	40%
Keyboards	19%	34%
Audio	9%	14%
Power Management	2%	6%
Cases	1%	3%
Other	2%	3%

The percentage of sales related to our key distribution channels for the nine months ended September 30, 2015 and 2014, was approximately:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Indirect channel	89%	90%
Website	5%	5%
Mall cart and kiosk program	6%	5%

The increase in revenue comparing the nine months ended September 30, 2015 to 2014 was primarily related to continued strong demand for our screen protection products, expanded retail placement in wireless retail, and additional global distribution. The increase in screen protection sales was partially off-set by lower sales of (1) tablet keyboards due to overall softness in the tablet market; (2) audio due to reduced product placement at a key customer compared to 2014; and (3) portable power due primarily to the timing of customer launch initiatives in the third quarter last year that will not occur until the fourth quarter this year.

Gross profit

Gross profit for the nine months ended September 30, 2015, was $72,785 or approximately 38% of net sales, as compared to $43,729 or approximately 27% of net sales for the nine months ended September 30, 2014. The increase in gross profit percentage is due to (1) a higher percentage of sales being generated by our screen protection products, our highest margin product line, compared to the prior year when a higher percentage of our total sales were generated by lower margin products such as our keyboard, audio, and power management lines, (2) a decrease in the write-downs of $9,644 for certain inventory items expected to be sold below the carrying value and expedited freight charges compared to the prior year, and (3) improvements in operating efficiencies related to supply-chain management.

There are no assurances that we will continue to recognize similar gross profit margins in the future.

Operating expenses

Total operating expenses for the nine months ended September 30, 2015, were $54,867, an increase of $8,046 from total operating expenses for the nine months ended September 30, 2014, of $46,821. The $8,046 increase was primarily attributable to increases in (1) customer service charges from higher customer call volume, (2) salaries and benefits due to additional management team headcount, and (3) advertising and marketing spend due to additional focus on brand awareness and direct-to-consumer advertising.

Income (loss) from operations

Income from operations for the nine months ended September 30, 2015 was $17,918, compared to a loss from operations of $(3,092) for the nine months ended September 30, 2014, an increase of $21,010. The increase in income from operations is primarily attributable to higher sales and improved margins as described above as well as the significant inventory write-down for certain products expected to be sold below their carrying value and expedited freight charges recorded during the quarter ended September 30, 2014.

Other income (expense)

For the nine months ended September 30, 2015, total other expense was $(132) compared to other income of $80 for the nine months ended September 30, 2014.

Income taxes

Income tax expense for the nine months ended September 30, 2015 was $7,155, compared to income tax benefit of $473 for the nine months ended September 30, 2014. Our effective tax rate was 40% and 16% for the nine months ended September 30, 2015 and 2014, respectively. The increase in the effective tax rate is attributable to return-to-provision true-ups and the adjustment to our deferred taxes for a change in our state effective rate in the prior year, and the increased impact of a loss in a foreign tax jurisdiction due to lower net income/(loss) during the three and nine months ended September 30, 2014. Our effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to state taxes, permanent items, and the impact of our global tax strategy.

Net income (loss)

As a result of these factors, reported net income was $10,631 or $0.36 per share on a fully diluted basis for the nine months ended September 30, 2015, compared to a net loss of $(2,539) or $(0.08) per share on a fully diluted basis for the nine months ended September 30, 2014.

Liquidity and Capital Resources (in thousands)

At September 30, 2015, our principal sources of liquidity were cash generated by operations, cash on-hand, and an open line of credit with Wells Fargo. Our principal uses of cash have been to fund working capital requirements, capital expenditures, and purchases of treasury stock.

Cash and cash equivalents on-hand increased to $14,957 on September 30, 2015, from $9,461 on December 31, 2014, an increase of $5,496. The increase in cash and cash equivalents is largely the result of positive cash from operations during the first nine months of 2015, partially offset by purchases of property and equipment and treasury stock. Earnings from foreign operations are considered permanently re-invested and of the $14,957 cash and cash equivalents balance on September 30, 2015, cash held by foreign entities totaled $3,456, which constituted 23% of the total cash and cash equivalents balance. The net tax impact of repatriating the permanently reinvested cash balance held by foreign entities would be $924.

Accounts receivable at September 30, 2015 were $53,071, as compared to $75,729 at December 31, 2014, a decrease of $22,658. The decrease is due to record net sales of $102,415 in the fourth quarter of 2014 followed by strong cash collections during the first quarter of 2015. This decrease was partially offset by net sales of $66,774 during the three months ended September 30, 2015.

Accounts payable decreased to $37,681 on September 30, 2015, from $49,379 on December 31, 2014, a decrease of $11,698. The decrease is the result of payments made during the first three quarters of 2015, which was partially off-set by purchases made during the quarter ended September 30, 2015.

At September 30, 2015, we had working capital of $76,906 compared to $72,817 as of December 31, 2014.

Based on the current level of operations, we believe that cash generated from operations, cash on hand, and available borrowings under existing credit arrangements will be adequate to fund expected capital expenditures and working capital needs for the next 12 months.

Debt and Letters of Credit

On December 23, 2014, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), entered into the Third Amendment to Credit Agreement (“Third Amendment”), which modified the original Credit Agreement (the “Credit Agreement”) entered into between the Company and Wells Fargo on December 7, 2012 and all subsequent amendments to the Credit Agreement (First Amendment to the Credit Agreement entered into on December 20, 2013 and Second Amendment to the Credit Agreement entered into on November 4, 2014). The Third Amendment provided a $25,000 line of credit and extended the maturity date from December 1, 2015 to December 1, 2016. The line of credit available under the Credit Agreement includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the line of credit, not to exceed at any time an aggregate of $5,000. During the three and nine months ending September 30, 2015 and 2014, the Company did not issue any standby commercial letters of credit.

On August 24, 2015, the Company and Wells Fargo, entered into the Fourth Amendment to Credit Agreement (“Fourth Amendment”), which modified the original Credit Agreement entered into between the Company and Wells Fargo on December 7, 2012 and all subsequent amendments to the Credit Agreement. The Fourth Amendment modified a debt covenant to allow the Company to purchase up to $15.0 million of ZAGG Inc common stock during each calendar year, including the 2015 calendar year, rather than during consecutive twelve month periods, as was documented in the Credit Agreement prior to the Fourth Amendment.

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

In addition, the Company pays Wells Fargo a quarterly fee based on the average unused amount of the line of credit depending on the Company’s leverage ratio (as this term is defined in the Credit Agreement).

For the three and nine months ended September 30, 2015, $10 and $28, respectively, in unused line fees were incurred and are included as a component of interest expense in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2014, $23 and $67, respectively, in unused line fees were incurred and are included as a component of interest expense in the condensed consolidated statements of operations.

The Company originally incurred and capitalized $238 of direct costs related to the establishment of the Credit Agreement. The Company amortizes deferred loan costs under the straight-line method. The carrying value of deferred loan costs at September 30, 2015 and December 31, 2014, was $11 and $60, respectively, and is included as a component of noncurrent other assets in the condensed consolidated balance sheets.

For the three and nine months ended September 30, 2015, the Company amortized $16 and $49, respectively of the deferred loan costs, which is included as a component of interest expense in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2014, the Company amortized $17 and $49, respectively, of these loan costs, which is included as a component of interest expense in the condensed consolidated statements of operations.

The Company is also subject to a number of financial and non-financial debt covenants under the Credit Agreement. At September 30, 2015, the Company was in compliance with all covenants associated with the Credit Agreement.

Payment in full under the Credit Agreement is due on December 1, 2016. At September 30, 2015 and 2014, the balance outstanding on the line of credit was zero.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of September 30, 2015:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 years	4 - 5 years	More than 5 years
Operating Lease Obligations	$987	$282	$705	$-	$-
Total	$987	$282	$705	$-	$-

Unrecognized uncertain tax benefits of $1,155 are not included in the table above as we are not sure when the amount will be paid.

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

Changes in Internal Control over Financial Reporting

As a result of the material weakness which existed as of December 31, 2014 related to the ineffective operation of the reconciliation of in-transit inventory and the review thereof, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, management has completed the following changes to its internal controls that have materially affected our internal control over financial reporting during the nine months ended September 30, 2015:

●	We have conducted inventory reconciliation training with those responsible for performing and reviewing inventory reconciliations. Process improvements developed as part of these trainings were used in the reconciliations performed for the three and nine months ended September 30, 2015.

●	We have renegotiated contract terms with the Company’s key inventory suppliers to change the inventory delivery terms from free on board (“FOB”) shipping point to FOB destination, thereby significantly reducing in-transit inventory. The amendments to the supplier contracts were completed during the second quarter of 2015, and the first purchase orders under these terms commenced during the second quarter of 2015.

Management has assessed the above identified changes to its internal control over financial reporting to ensure that the changes have been properly designed and implemented and are operating effectively. The assessment performed has allowed management to conclude that the material weakness at December 31, 2014 has been remediated and that internal controls over financial reporting were effective at September 30, 2015.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Certain of the legal proceedings in which we are involved are discussed in Note 12, "Commitments and Contingencies," to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

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

During the nine months ended September 30, 2015, the Company entered into a Rule 10b5-1 plan under which 1,886 shares of ZAGG Inc common stock were purchased for total consideration of $13,894. During the three months ended September 30, 2015, the Company purchased 1,844 shares of ZAGG Inc common stock for total consideration of $13,570.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2015	159	$7.73	159	-
August 1 – August 31, 2015	1,060	$7.34	1,060	-
September 1 – September 30, 2015	625	$7.20	625	131
Total	1,844	$7.33	1,844	131

(1)	The maximum number of shares that may yet be purchased under the repurchase plan has been determined based on the $1,106 remaining amount that is authorized for the purchase of ZAGG Inc common stock under the repurchase plan and the closing stock price on October 20, 2015 of $8.42. The actual number of shares that may be repurchased is dependent on the price of ZAGG Inc common stock.

In addition, during the third quarter of 2015, the Company foreclosed on 80 shares of ZAGG Inc common stock linked to the full recourse note receivable described in Note 9. The Company foreclosed on these shares at a price per share of $8.59 and a total value of $688. These shares are currently being held by the Company as treasury stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

a.	Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit No.	Description of Exhibit

10.1	Fourth Amendment to Credit Agreement between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on August 24, 2015 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZAGG INC

Date: November 4, 2015	/s/ RANDALL L. HALES
Randall L. Hales,
Chief Executive Officer, President, & Director
(Principal executive officer)

Date: November 4, 2015	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday,
Chief Financial Officer
(Principal financial officer)