Form 10-K
period 2015-12-31
ZAGG Inc
filed 2016-03-08
CIK 1296205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34528

ZAGG INC

NEVADA	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 West Legacy Center Drive, Suite 500; Midvale, UT	84047
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 263-0699

Securities registered under 12(b) of the Exchange Act:

Common Stock, $.001 par value	The NASDAQ Stock Market LLC
(Title of Class)	(Name of exchange on which registered)

Securities registered under 12 (g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 2 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☒ Accelerated Filer

☐ Non-accelerated Filer (do not check if a smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, was $201,435,759. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares of the Registrant’s common stock outstanding as of March 1, 2016, was 27,655,181.

ZAGG INC

FISCAL YEAR ENDED DECEMBER 31, 2015

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

ITEM 1. BUSINESS

Our Business (amounts in thousands)

ZAGG Inc (“we,” “us,” “our,” “ZAGG,” or the “Company”) is headquartered in Midvale, Utah, and has an international office located in Shannon, Ireland. The Company designs, produces, and distributes professional and premium product solutions for mobile devices including screen protection (glass and film), keyboards for tablet computers and mobile devices, keyboard cases, earbuds, mobile power solutions, cables, and cases under the ZAGG and InvisibleShield brands. In addition, the Company designs, produces, and distributes earbuds, headphones, mobile power solutions, Bluetooth speakers, cases, and cables for mobile devices under the iFrogz brand in the fashion and youth oriented lifestyle sector.

We maintain our headquarters at 910 West Legacy Center Drive, Suite 500; Midvale, UT, 84047. The telephone number of the Company is 801-263-0699. Our website address is www.ZAGG.com. The URL is included here as an inactive textual reference. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into this report.

On February 2, 2016, the Company and ZM Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with mophie inc., a California corporation (“mophie”). mophie’s headquarters is located in Tustin, California. The acquisition was closed on March 3, 2016.

On the terms and subject to the conditions set forth in the Merger Agreement, the former mophie owners received aggregate closing merger consideration of $100,000 in cash.

The former mophie owners will participate in an earn-out period from April 1, 2016 to March 31, 2017 whereby the Company will pay-out additional consideration equal to five times mophie’s stand-alone EBITDA (as defined in the Merger Agreement) less the $100,000 upfront payment (subject to certain tax adjustments, escrow payments and bonus payments to mophie employees). The earn-out consideration, if any, shall be paid by issuance of up to $5,000 of shares of the Company’s common stock, and then in cash. Such shares of Company common stock will be valued as of February 1, 2016, the day prior to the announcement of the Merger Agreement.

On March 3, 2016, the Company and mophie closed on the transaction described above. Given that the transaction closed shortly before the filing of this Annual Report on Form 10-K, no financial information from mophie will be provided as part of this filing. Historical financial information will be filed in a Form 8-K within 75 days of the close of the merger.

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

ZAGG – The “Tech-cessory” Brand

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

Power

 ZAGG portable batteries are designed to charge any device that utilizes a USB, including smartphones, tablets, handheld gaming systems, and digital cameras.

Audio

ZAGG audio products are designed to be innovative and provide the user with superior value. We expect to continue to strategically release ZAGG audio products in future periods.

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

Strategy

At ZAGG, our focus is to (1) design creative product solutions for users of mobile devices, (2) sell these products to consumers through targeted global distribution partners and online, and (3) become the preferred brand through emphasizing innovation and product-quality, providing excellent customer service, and focusing on the end-users’ experience with our products. We focus our corporate, team, and individual goals to accomplish this overall corporate strategy.

We plan to continue to expand our product offerings, including entering new product categories, and entering new domestic and global markets that we believe will be consistent with our overall corporate strategy.

Design and Packaging

We design our InvisibleShield film products for application on thousands of specific electronic devices. Our logistics partners acquire precision-cut raw materials from exclusive third-party suppliers. These precision-cut InvisibleShields either use the Easy Apply Double Tabs installation or are packaged with an installation kit consisting of a moisture adhesive-activating solution, a squeegee, and instructions for application on specific electronic devices. We have established relationships with package assembly, shipping, and logistics companies worldwide that we expect will allow us to expand our InvisibleShield film production and shipping capacity as we continue to grow and enter new markets.

We also customize each InvisibleShield film cut design for the specific electronic device and currently have thousands of unique designs. Each cut design is developed internally and is owned exclusively by us. We do not own the patent for the raw materials, which is held by our exclusive supplier. Our film supplier has contractually agreed to not sell the raw materials to any of our competitors. We believe that our relationship with the manufacturer of the raw material is on excellent terms and anticipate no interruption in our ability to acquire adequate supplies of raw materials and produce products.

We manufacture our other mobile device accessories (InvsibleShield glass, keyboards, keyboard cases, audio products, cases, mobile power solutions, and other accessories) using third party contract manufacturers located primarily in Asia. We have established relationships with third-party manufacturers, package assembly, warehousing, shipping, and logistics companies that allow us to expand our accessories production and shipping capacity as we continue to grow our current customer base and enter new markets.

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

We sell each of our product lines to consumers of electronic and hand-held devices directly via our website and other key online e-tailers, and through our distributors and retail partners. We sell a significant amount of product for use on Apple’s iPad, iPhone, and iPod devices; Samsung’s Galaxy smartphones and tablets; and Microsoft Surface tablets, though we have experienced continued diversification as other manufacturers’ presence in the market has increased.

In addition to Apple and Samsung, the handheld electronics industry has continued to market and develop devices with touch screen interfaces, and several major manufacturers, including Motorola, Dell, Lenovo, Blackberry, Xiaomi, and HTC continue to release innovative products each year. The InvisibleShield is the ideal device protection offering for all types of gadgets, in particular touch-screen devices, as it does not interfere with the functionality of the device while offering complete scratchproof protection. Our keyboard product line is ideal for tablet and smartphone users as the product line includes keyboards that are both device specific and device agnostic, which are compatible with many tablet and smartphone devices. In addition our iFrogz Audio product lines offer excellent enhancement to any mobile device. Last, we view portable power solutions as a potential market for significant future growth as mobile devices become more ingrained in our day-to-day lives. We intend to continue to focus our marketing and innovation efforts around these types of product solutions that protect and enhance mobile devices.

Market Segments

With thousands of InvisibleShield products/product configurations available, we have a protective covering for all major market segments of handheld electronic devices, including: smartphones, tablets, MP3 players, notebook computers, laptops, gaming devices, GPS devices, watch faces, and similar devices and surfaces. We intend to continue to configure the InvisibleShield product for use in newly developed consumer devices. The InvisibleShield can be quickly configured, packaged, and shipped to customers for new devices as they enter the consumer marketplace, making the InvisibleShield available for purchase at the time of or within days of the launch of new electronic devices. In addition, InvisibleShield OnDemand, a patent pending system used to cut an InvisibleShield for virtually any mobile device in seconds, makes it possible for retailers to have an InvisibleShield available on the launch date for all device releases.

Globally, the penetration of smart phones and tablets continues to expand. Most often, smartphone and tablet buyers are drawn to these devices by their elegant design, as well as their easy-to-use functionality. However, everyday use often mars the finish of the devices’ screen and other areas that receive wear and tear. The InvisibleShield and iFrogz cases offer excellent device protection, while not impeding the form or functionality of the smartphones and tablets, and do not inhibit the touch sensitivity for smartphones and tablets with touch screen technology. Further, our keyboard line provides a professional and innovative solution to interact with tablets and smartphones.

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

Marketing and Distribution

Domestically, we sell our products on our website, to big box electronics retailers, to distributors, and to franchisees that own and operate kiosks and ZAGG branded stores in shopping malls and retail centers. In addition, our products are available for sale worldwide via our website and through retailers and distributers we have partnered with from our subsidiary in Shannon, Ireland. Currently we advertise our products primarily on the Internet, through print advertisements in conjunction with our retail partners, and through point of sale displays at retail locations. We intend to continue to strategically expand our advertising activities in 2016, particularly through point of sales displays within retailers. We are also seeking to create strategic partnerships with makers of smartphones and tablets, electronic accessories, and mobile content providers to enhance our product offerings.

Indirect Channels (amounts in thousands)

We sell our products through indirect channels, including big box retailers, domestic and international distributors, independent Apple retailers, university bookstores, and small independently owned consumer electronics stores. For the year ended December 31, 2015, we sold approximately $238,666 of product, or approximately 89% of our overall net sales for 2015 through this channel. We require indirect channel partners to enter into a reseller agreement with us.

We continue to sell directly to retailers or through distributors to market and place our products for sale in the United States and non-U.S. markets. We have entered into distribution agreements with partners throughout the world for the marketing, distribution and sale of our products.

Website Sales (amounts in thousands)

We sell our products worldwide directly to consumers on our website at www.ZAGG.com. For the year ended December 31, 2015, we sold approximately $14,787 of product, or approximately 5% of our overall net sales for 2015, through our website. The URL is included here as an inactive textual references. Information contained on, or accessible through, our website is not part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

Franchisees and ZAGG Owned Stores (amounts in thousands)

We sell our products to franchisees that operate kiosks and ZAGG branded stores in shopping malls and retail centers. We enter into agreements with third-party franchisees who then purchase our products and resell them to consumers. As part of the standard franchise agreement, franchisees are charged an up-front fee that is recognized into revenue over the life of the franchise term. In addition, ZAGG operates a number of kiosks and ZAGG branded stores. For the year ended December 31, 2015, we sold approximately $15,858 of product, or approximately 6% of our overall net sales for 2015, through franchisees and our corporate owned stores.

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

Intellectual Property Rights

We own utility and design patents in the U.S. and in various foreign countries which correspond to a number of our products, including patents with claims focused on certain features of ZAGG’s InvisibleShield protective films for electronic devices. ZAGG continues to actively pursue further protection for its InvisibleShield protective films and associated methods in the United States and in foreign countries, having filed patent applications for (i) both wet and dry application processes for securing protective films to consumer electronic devices; (ii) dry-application protective films; and (iii) on-demand production of electronic device accessories, including films. In addition, ZAGG has filed applications, and in some instances secured patents, for a variety of its protective cases and keyboard products. ZAGG has additional patents pending in the U.S. and internationally for a variety of current and expected products.

ZAGG owns thousands of InvisibleShield protective film designs for protecting a variety of consumer electronic devices. New designs are routinely added to ZAGG’s portfolio to accommodate the newest electronic devices on the market.

Additionally, ZAGG is the owner of numerous trademarks for use in connection with its goods and services. ZAGG has filed formal applications for a variety of trademarks, and has further secured trademark registrations for many of its trademarks in both the U.S. and in foreign countries.

ZAGG has strategically developed relationships and exclusive agreements with a number of third party vendors and suppliers. ZAGG’s long-standing relationship with its raw material suppliers and its manufacturers expands the scope of potential intellectual property protection available to ZAGG, including development of innovative solutions for protective films. These relationships also provide ZAGG with a reasonable expectation that it will be able to supply customers with products long into the future.

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

Employees

We have 166 full-time employees and 68 part-time employees (total of 234), including our management team. 211 of our employees are located in the United States and support the operations of ZAGG Domestic, while there are 23 employees located in Ireland to support our ZAGG International operations. No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes. We believe our relationship with our employees is good.

Our Corporate History

In March 2007, the Company changed its name from ShieldZone Corporation to ZAGG Incorporated to better position the Company for expansion in the mobile device accessories industry through organic growth and targeted acquisitions. The ShieldZone name was very specific to the screen protection product line, and although screen protection is a core product line, the name change has provided the Company with the opportunity to add new product categories to its product portfolio. During 2011, the Company changed its name from ZAGG Incorporated to ZAGG Inc.

In June 2011, ZAGG acquired iFrogz, which diversified the ZAGG product lines, particularly for audio and protective case accessories.

In March 2016, ZAGG acquired mophie, which further diversified the existing ZAGG product lines, particularly for power management and battery case accessories.

The Company designs, produces, and distributes professional and premium product solutions for mobile devices including screen protection, keyboards for tablet computers and mobile devices, keyboard cases, earbuds, mobile power solutions, cables, and cases under the ZAGG and InvisibleShield brands. In addition, the Company designs, produces, and distributes earbuds, headphones, mobile power solutions, Bluetooth speakers, cases, and cables for mobile devices under the iFrogz brand in the fashion and youth oriented lifestyle sector. Effective in the first quarter of 2016, the Company designs, produces, and distributes power management and battery case accessories under the mophie brand.

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

In addition, the Company has historically been positively impacted near the time of major device launches by Apple and Samsung, particularly when there is a change in form factor. We expect major device launches to continue to positively impact our operations during 2016 and beyond.

ITEM 1A. RISK FACTORS

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to our Financial Condition

If we are unable to maintain our line of credit facility or have a significant change in our borrowing base, we could face a deficiency in our short term cash needs that would negatively impact our business (amounts in thousands).

In connection with the acquisition of mophie, the Company entered into a Credit and Security Agreement with KeyBank National Association (“KeyBank”), as administrative agent, KeyBanc Capital Markets Inc., Zions Bank, and JPMorgan Chase (“Credit and Security Agreement”).

The Credit and Security Agreement provides an $85,000 revolving credit commitment (“Revolver”). Borrowings and repayments under the Revolver may occur from time to time in the Company’s ordinary course of business through the maturity date of March 2, 2021, at which time any amounts outstanding are to be paid in full (60-month term). All borrowings under the Revolver are subject to a borrowing base limit, which is calculated from outstanding accounts receivable and inventory on hand, and is reported to the administrative agent monthly. Interest on the Revolver will accrue at the base rate (as defined in the Credit and Security Agreement) plus 0.50% or LIBOR plus 1.50%. The Revolver is subject to an unused line fee calculated as 0.20% multiplied by the average unused amount of the Revolver.

The Credit and Security Agreement also provides a $25,000 term loan commitment (“Term Loan”). Payments on the Term Loan are to be made in consecutive monthly installments commencing on April 1, 2016 and continuing until the Term Loan is paid in full on March 2, 2020 (48-month term). Interest on the Term Loan will accrue at the base rate plus 1.0% or at a rate of LIBOR plus 2.0%.

The Credit and Security Agreement also provides for letters of credit with a fronting fee of 0.125% (paid per annum) for all issued and outstanding letters of credit.

The Credit and Security Agreement contains a number of financial and non-financial debt covenants, and the amount available under the Revolver is limited to the borrowing base calculated on a monthly basis. If we are not compliant with the covenants or have a reduction in our borrowing base, our ability to access the Revolver will be limited and the outstanding borrowings under the Term Loan may be declared immediately due and payable. In such event, our short-term cash requirements may exceed available cash on hand resulting in material adverse consequences to our business. If we need to obtain additional funds as a result of the termination of the Credit and Security Agreement or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, or dispose of assets, or cease operations altogether.

The restrictive covenants contained in our Credit and Security Agreement may limit our activities.

Our obligations under the Credit and Security Agreement are secured by all or substantially all of the Company’s assets and the majority of the equity in foreign subsidiaries. Under the Credit and Security Agreement, we are subject to specified affirmative covenants customary for loans of this type. We are also subject to certain negative covenants customary for loans of this type.

Failure to comply with the restrictive covenants could accelerate the repayment of any debt outstanding under the Credit and Security Agreement. Additionally, as a result of these restrictive covenants, we may be at a disadvantage compared to our competitors that have greater operating and financing flexibility than we do.

Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.

The Credit and Security Agreement requires us to pay a variable rate of interest, which will increase or decrease based on variations in LIBOR. Additionally, fluctuations in interest rates can significantly decrease our profits. We do not have any hedge or similar contracts that would protect us against changes in interest rates.

The amount of our indebtedness could have important consequences for us, including the following:

•	requiring us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, future business opportunities and other purposes;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	making it more difficult for us to satisfy our debt obligations, as any failure to comply with such obligations, including financial and other restrictive covenants, could result in an event of default under the Credit and Security Agreement, which could lead to, among other things, an acceleration of our indebtedness or foreclosure of the collateral, which could have a material adverse effect on our business or financial condition;
•	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes; and
•	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates.

We may not generate sufficient cash flows from operations to service and repay our debt and related obligations and have sufficient remaining funds to achieve or sustain profitability in our operations, meet our working capital and capital expenditure needs or compete successfully in our industry, which would have a material adverse effect on our operations.

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

There can be no guarantee that we will be able to expand into additional complementary product categories or to continue to configure our products to match new products or devices.

Although we anticipate expanding into additional complementary product categories to provide support to our strategy to provide creative product solutions to mobile device users, there can be no guarantee that we will be successful in innovating and expanding into additional product categories. Numerous factors, including market acceptance, finding and retaining contract partners that are acceptable to ZAGG, and general market and economic conditions, could prevent us from participating in these complementary product categories, which could limit our ability to implement our business strategy.

Similarly, although we intend to continue to configure the screen protection, keyboards, audio, power management, cases, and other product categories for new products and devices, there can be no guarantee that we will be able to either match the demand for our products as new devices and products are introduced, or that purchasers of such devices and products will want to purchase our products for use in connection with them. Any limitation in our ability to match demand or gain market acceptance of our products in connection with new devices and products could have a material adverse effect on our business.

Breaches of our information technology systems may materially damage business partner and customer relationships, curtail or otherwise adversely impact access to online stores, or subject the Company to significant reputational, financial, legal and operational consequences.

Our business requires that the Company use and store customer, employee and business partner personally identifiable information (“PII”), which may include, among other information, names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. The Company requires user names and passwords in order to access its information technology systems. The Company also uses encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to Company data or accounts. As with all companies, these security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities. For example, third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. To help protect customers and the Company, the Company monitors accounts and systems for unusual activity and may freeze accounts under suspicious circumstances, which may result in the delay or loss of customer orders.

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

As we continue to grow our business into new markets, including internationally, it may put pressure on our gross profit margins.

The Company looks to continue its expansion into new markets, including internationally. As the Company expands into new international markets through distributors, new indirect customers, and existing relationships with current indirect customers, it is possible that this expansion will adversely impact our consolidated gross profit margins. Accordingly, there is no assurance that we will continue to recognize similar gross profit margins in the future to those currently being realized.

As we continue to grow our business, entrance into new and complimentary product categories may put pressure on our gross profit margins.

We anticipate expanding into additional complementary product categories or in expanding our footprint in current product categories to support our strategies to provide creative product solutions to mobile device users and to diversify our product portfolio. However, there can be no guarantee that this expansion will occur at or above the gross profit margins we have historically realized. Accordingly, there is no assurance that we will continue to recognize similar gross profit margins in the future to those currently being realized.

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

Our success depends on the skills, experience and performance of key members of our management team including Randy Hales, our President and CEO; Bradley J. Holiday, our CFO; Steve Tarr, our COO, and Brian Stech, our Executive VP of Sales and Marketing. Although we have employment agreements with these individuals, were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital. We can provide no assurance that we could find satisfactory replacements for these key executive officers at all, or on terms that would not be unduly expensive or burdensome to the Company. Although we routinely issue equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

A small number of our retailers account for a significant amount of our net sales, and the loss of, or reduced purchases from, these or other retailers could have a material adverse effect on our operating results.

For the years ended December 31, 2015, 2014, or 2013, four customers accounted for over 10% of sales in a given year:

	2015	2014	2013
Customer A	20%	30%	26%
Customer B	9%	11%	18%
Customer C	11%	11%	6%
Customer D	17%	6%	5%

No other customer account balances were more than 10% of sales during 2015, 2014, or 2013. If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

Although we have contracts in place governing our relationships with customers, the contracts are not long-term and all of our retailers generally purchase from us on a purchase order basis. As a result, these retailers generally may, with little or no notice or penalty, cease ordering and selling our products, or materially reduce their orders. If any of these retailers cease selling our products, slow their rate of purchase of our products, or decrease the number of products they purchase, our results of operations could be adversely affected.

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

At December 31, 2015 and 2014, the balance of accounts receivable from three separate customers has exceeded 10%:

	2015	2014
Customer A	29%	48%
Customer B	5%	14%
Customer C	31%	4%

No other customer account balances were more than 10% of accounts receivable at December 31, 2015 or 2014.

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

Some of our products may contain undetected defects due to imperfections in the underlying raw materials used in production or manufacturing defects. The occurrence of defects or malfunctions could result in financial losses for our customers and in turn increase warranty claims from our customers and diversion of our resources. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales.

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

We have been, are currently, and may in the future be the subject of various lawsuits and proceedings. In September 2012, we and certain of our current and former officers and directors were named as defendants in two putative class action lawsuits. The plaintiffs in the putative class action lawsuits claimed that as a result of Robert G. Pedersen's alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as our CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen's margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 7, 2014, the Court entered an order granting the Company’s motion to dismiss the consolidated complaint. On February 25, 2014, plaintiffs filed a notice of appeal with the U.S. Court of Appeals, Tenth Circuit. The Tenth Circuit heard oral argument on the appeal on January 22, 2015, and issued a decision affirming the dismissal of all claims on August 18, 2015.

On December 19 and 28, 2012, two shareholder derivative complaints were filed against several of the Company’s current and former officers and directors in the United States District Court for the District of Utah.  These complaints make allegations similar to those presented in the consolidated class action lawsuit, and allege various state law causes of action, including claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading.  These complaints seek unspecified damages on behalf of the Company, which is named solely as a nominal defendant against whom no recovery is sought.  On February 26, 2013, the District Court consolidated the Pikk and Rosenberg actions under the caption In re ZAGG Inc. Shareholder Derivative Litigation, and on June 5, 2013, plaintiffs filed a consolidated complaint.  On April 4, 2014, the defendants filed a motion to dismiss the consolidated complaint, which the court granted on October 9, 2014. On January 8, 2015, plaintiffs filed a notice of appeal with the U.S. Court of Appeals, Tenth Circuit. Briefing for the appeal was completed on October 1, 2015, and the Tenth Circuit heard oral argument on January 19, 2016. The Tenth Circuit has not yet issued a decision.

On December 14, 2012, a shareholder derivative complaint was filed against several of the Company’s current and former officers and directors in Utah state court. The complaint made allegations similar to those presented in the consolidated class action lawsuit and alleged claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  The plaintiff in this action sought damages on behalf of the Company, which is named as a nominal defendant against whom no recovery is sought. The Morganstern action was dismissed pursuant to a stipulated motion to dismiss on January 22, 2016.

In the fourth quarter of 2012, the Company received requests to provide documentation and information to the staff of the SEC in connection with an investigation being conducted by the SEC’s Salt Lake City office. The Company believes the investigation includes a review of the facts and circumstances surrounding some of the same issues raised by the plaintiffs in the above lawsuits, including whether the Company failed to disclose Mr. Pedersen’s margin account sales. The Company responded to these requests and is cooperating with the staff although there has been no resolution to date.

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

Consumer spending patterns, especially discretionary spending for products such as mobile, consumer and accessory electronics, are affected by, among other things, prevailing economic conditions, energy costs, raw material costs, wage rates, inflation, interest rates, consumer debt, consumer confidence, and consumer perception of economic conditions. A general slowdown in the U.S. and certain international economies, or an uncertain economic outlook or market volatility could have a material adverse effect on our sales and operating results.

The disruptions in the national and international economies due to market volatility and uncertainty could depress consumer confidence and spending. If such conditions persist, consumer spending will likely decline further and this would have an adverse effect on our business and our results of operations.

If we are unable to effectively manage our growth, our operating results and financial condition will be adversely affected.

We intend to grow our business through strategic acquisitions and organically by expanding our sales and product development organizations. Any growth in or expansion of our business is likely to place a strain on our management and administrative resources, infrastructure, and information systems. As with other growing businesses, we expect that we will need to refine and expand our business development capabilities, our systems and processes, and our access to financing sources. We also will need to hire, train, supervise, and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We provide no assurance that we will be able to:

  expand our systems effectively or efficiently or in a timely manner;
  allocate our human resources optimally;
  meet our capital needs;
  identify and hire qualified employees or retain valued employees; or
  incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

If our competitors misappropriate our proprietary know-how and trade secrets, it could have a material adverse effect on our business.

We depend heavily on the expertise of our product development team. If any of our competitors copy or otherwise gains access to similar products independently, we might not be able to compete as effectively. The measures we take to protect our designs may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We have brought and in the future may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States accounted for approximately 9% of our net sales in fiscal 2015. Accordingly, our future results could be harmed by a variety of factors, including:

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

In 2016, management intends to expand our advertising with more interactive displays within retailers and to continue our marketing efforts relating to existing products and potential new product introductions. However, there can be no guarantee that such increased advertising or marketing efforts and strategies will result in increased sales.

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

During 2014, the Company transitioned to RR Donnelley as the Company’s global supply chain provider. RR Donnelley has been engaged to perform warehousing, inventory receipt, order fulfillment, and shipping services for the Company. If the Company does not effectively manage its global supply chain management functions with RR Donnelley, or RR Donnelley does not adequately perform the services it has been engaged to provide, inventory receipts may be delayed, order fulfillment could be disrupted, supply chain expenses may increase, and customer relationships may be harmed, resulting in a disruption to the Company’s operations and decreased profitability.

Risks Related to the Company’s Securities

Because the price of our common stock has been, and may continue to be, volatile, our shareholders may not be able to sell shares of our common stock at or above the price paid for such shares.

The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which may make our common stock unsuitable for some investors. For example, for the two years ended December 31, 2015, the closing price of our common stock ranged from a high of $12.22 to a low of $3.94 per share. At times, the fluctuations in the price of our common stock may be unrelated to our operating performance. The price of our common stock may also be influenced by:

•	fluctuations in our results of operations or the operations of our competitors or customers;
•	the aggregate amount of our outstanding debt and perceptions about our ability to make debt service payments;
•	failure of our results of operations and sales revenues to meet the expectations of stock market analysts and investors;
•	perceived reductions in demand or expectations regarding future demand by our customers;
•	changes in stock market analyst recommendations regarding us, our competitors or our customers;
•	the timing and announcements of product innovations, new products or financial results by us or our competitors;
•	the acquisition of mophie
•	changes in ZAGG directors or executives;
•	increases in the number of shares of our common stock outstanding; and
•	changes in our industry.

Further, although the Company believes the acquisition of mophie will be accretive to shareholder value, the acquisition may adversely affect the stock price of the Company.

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

Our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully integrate mophie, which we acquired in the first quarter of 2016, and other businesses we may acquire in the future. We may not realize these benefits, as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate mophie or any other acquired businesses, products or technologies without substantial expenses, delays or other operational or financial problems. Acquisitions involve a number of risks, some or all which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that mophie or any other acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition strategy successfully could have a material adverse effect on our business, results of operations and financial condition. The process of integrating an acquired business involves risks, including but not limited to:

•	demands on management related to the significant increase in the size of our business;
•	diversion of management's attention from the management of daily operations;
•	difficulties in the assimilation of different corporate cultures and business practices;
•	difficulties in conforming the acquired company's accounting policies to ours;
•	retaining the loyalty and business of the customers of acquired businesses;
•	retaining employees that may be vital to the integration of acquired businesses or to the future prospects of the combined businesses;
•	difficulties and unanticipated expenses related to the integration of departments, information technology systems, including accounting systems, technologies, books and records, and procedures, and maintaining uniform standards, such as internal accounting controls, procedures, and policies;
•	costs and expenses associated with any undisclosed or potential liabilities;
•	the use of more cash or other financial resources on integration and implementation activities than we expect; and
•	our ability to avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction.

Failure to successfully integrate mophie or other acquired businesses in the future may result in reduced levels of anticipated revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Real Property (dollar amounts in thousands)

Our principal executive offices and facilities are currently located at 910 West Legacy Center Way, Suite 500, Midvale, Utah 84047. The lease agreement expires July 1, 2023. Rent at this location is recorded on a straight line lease rate of $81 per month. We also lease storefront and kiosk space at mall locations in California and Utah, and office space in Shannon, Ireland for the office of our ZAGG International operations.

ITEM 3. LEGAL PROCEEDINGS

Certain of the legal proceedings in which we are involved are discussed in Note 12, "Commitments and Contingencies," to our Consolidated Financial Statements in this Annual Report on Form 10-K, and are hereby incorporated by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (dollar and share amounts in thousands, excluding average price per share)

During the first quarter of 2015, our board of directors approved a stock repurchase program, under which the Company is authorized to make repurchases of $15,000 in the aggregate of shares of the Company’s common stock. The repurchases were to be made through the use of a 10b5-1 Plan, which was put in place at the end of June 2015 and purchases of stock occurred during the second, third, and fourth quarters of 2015.

During the three months ended December 31, 2015, the Company purchased 144 shares of ZAGG Inc common stock for total consideration of $1,036, which included commissions and processing fees totaling $4.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 – October 31, 2015	144	$7.19	144	–
November 1 – November 30, 2015	–	$–	–	–
December 1 – December 31, 2015	–	$–	–	–
Total	144	$7.19	144

Market Information

Our common stock is currently quoted on The NASDAQ Global Market of The NASDAQ Stock Market under the symbol ZAGG. The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in dollars per share) of our common stock as reported or quoted on The NASDAQ Capital Market.

2015 Quarter Ended	High	Low
March 31, 2015	$9.87	$5.95
June 30, 2015	$10.29	$7.60
September 30, 2015	$8.60	$6.02
December 31, 2015	$12.74	$6.58

2014 Quarter Ended	High	Low
March 31, 2014	$4.78	$3.91
June 30, 2014	$5.50	$4.18
September 30, 2014	$6.19	$5.03
December 31, 2014	$6.99	$4.81

Holders of Common stock

At February 7, 2016, there were approximately 27 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Empire Stock Transfer. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans (share amounts in thousands)

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of restricted stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	875	$8.14	9,840
Equity compensation plans not approved by security holders	-	-	-
Total	875	$8.14	9,840

In 2007, the Company’s board of directors adopted and in 2008 the Company’s shareholders approved the ZAGG Incorporated 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan was amended to increase the number of shares issuable under the 2007 Plan to 10,000. As of December 31, 2015, there were 6,239 shares available for grant under the 2007 Plan. However, upon adoption of the 2013 Plan in January 2013, the Company ceased to grant awards pursuant to the 2007 Plan. All subsequent awards were and all future awards will be granted under the 2013 Plan. All awards that are outstanding under the 2007 Plan will continue to vest, be exercisable, and expire according to their respective terms.

In January 2013, the Company’s Board of Directors adopted and in June 2013, the Company’s shareholders approved the ZAGG Inc 2013 Equity Incentive Award Plan (the “2013 Plan”), a new equity incentive plan intended to replace the 2007 Plan. The 2013 Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock, and restricted stock units can be awarded.  The 2013 Plan’s initial share reservation is 5,000 shares. The term of the plan is for 10 years from the date of its adoption. As of December 31, 2015, there were approximately 3,601 shares available for grant under the 2013 Plan.

Recent Sales of Unregistered Securities (amounts in thousands)

During the year ended December 31, 2015, we issued the following unregistered securities:

We issued 45 shares of common stock upon the exercise of warrants to purchase 307 shares. We received proceeds of $39 related to the exercise of the warrants as the exercise was executed through a net share settlement.

We issued 21 unregistered shares of common stock as consideration for the purchase of a patent.

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

The following graph compares the cumulative total shareholder return on our common stock over the five year period ended December 31, 2015, with the cumulative total return during such period of the NASDAQ Stock Market (U.S. Companies) and a peer group index composed of similarly sized public companies, the members of which are identified below for the same period. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
ZAGG Inc	100.00	92.78	96.59	57.09	89.11	143.57
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
Russell 3000	100.00	101.03	117.61	157.07	176.79	177.64
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
Old Peer Group	100.00	123.28	162.96	176.93	248.00	240.71
New Peer Group	100.00	95.99	94.66	150.45	184.47	182.71

In 2015, the Company determined it appropriate to change the comparison index from the Russell 3000 index to the Russell 2000 index and to add a new peer group of similarly sized public companies that have securities traded on the Nasdaq Stock Market. We believe the Russell 2000 index and the New Peer Group are more appropriate comparables than what has been traditionally used. The members of the New Peer Group are as follows: Basset Furniture Industries, Incorporated; CSS Industries, Inc.; Culp, Inc.; The Dixie Group, Inc.; Flexsteel Industries, Inc.; Hooker Furniture Corporation; iRobot Corporation; Lifetime Brands, Inc.; Nautilus, Inc.; Rocky Brands, Inc.; Skullcandy, Inc.; Superior Uniform Group, Inc.; and Universal Electronics Inc. Our Old Peer Group included the following members: Apple Inc., Comarco, Inc., iGo, Inc., Logitech International SA, Plantronics Inc, Skullcandy Inc, and Universal Electronics Inc. We will include the Russell 3000 return and the Old Peer Group in the schedule above this year for informational purposes.

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

	Year ended December 31,
	2015	2014	2013	2012	2011
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$269,311	$261,585	$219,356	$264,425	$179,125
Income from operations	25,864	16,983	10,946	33,491	28,137
Net income attributable to stockholders	15,587	10,461	4,790	14,505	18,248
Earnings per share attributable to stockholders:
Basic	$0.54	$0.35	$0.16	$0.48	$0.67
Diluted	0.54	0.34	0.15	0.46	0.63
Weighted average shares:
Basic	28,773	30,247	30,900	30,339	27,133
Diluted	29,089	30,610	31,459	31,656	29,082

BALANCE SHEET DATA:
Total assets	$179,541	$201,279	$175,470	$206,085	$202,328
Current assets	131,701	147,023	116,481	131,185	108,230
Current liabilities	49,024	74,206	33,096	41,816	33,740
Total equity	130,517	127,073	124,831	124,096	102,628

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

Overview

At ZAGG, our focus is to (1) design product solutions for users of mobile devices, (2) sell these products to end-users through global distribution partners and online, and (3) become the preferred brand through the innovation and quality of our products, providing excellent customer service, and focusing on the end-users’ knowledge and experience with our products. We focus our corporate, team, and individual goals to accomplish this overall corporate strategy.

We believe that hand-held devices and gadgets can be best enjoyed with the right mix of (1) protection from scratches and damage and (2) accessories that enhance the consumers’ electronic and mobile device experience with their electronic device. We believe that our full product offering, which includes screen protection, our keyboard lines, audio accessories, mobile power solutions, and protective cases, provides consumers with unparalleled device protection and enhanced enjoyment of their mobile electronic device.

We plan to continue to expand our product offerings, including into new product categories, and entering new domestic and global markets that we believe will be consistent with our overall corporate strategy. Our products are available through our website at www.ZAGG.com, and through our retail distribution channels, which include major retailers like Best Buy, Walmart, AT&T, Sprint, Verizon, T-Mobile, Target, Walgreens, and The Carphone Warehouse; independent electronics resellers; college bookstores; independent Mac stores; mall kiosks; and other online retailers.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant items subject to such estimates include inventory reserves, sales returns and warranty liability, and income taxes.

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

Revenue recognition

The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The Company’s revenue is derived from sales of our products through our indirect channel, including retailers and distributors; through our direct channel, including www.ZAGG.com, and our corporate-owned and third-party-owned mall kiosks; and from the franchise fees derived from the onboarding of new franchisees. For product sales, our standard shipping terms are FOB shipping point, and we record revenue when the product is shipped, net of estimated returns and discounts. For some customers, the contractual shipping terms are FOB destination. For these shipments, we record revenue when the product is delivered, net of estimated returns and discounts. For franchise fees, we recognize revenue on a straight-line basis over the franchise term. The Company records revenue from royalty agreements in the period in which the royalty is earned.

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

Results of Operations (in thousands)

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2015		2014		2013
Net sales	$269,311	100.0%	$261,585	100.0%	$219,356	100.0%
Cost of sales	167,627	62.2	178,241	68.1	132,236	60.3
Gross profit	101,684	37.8	83,344	31.9	87,120	39.7
Advertising and marketing	10,436	3.9	7,542	2.9	8,952	4.1
Selling, general and administrative	56,931	21.1	49,110	18.8	46,356	21.1
Impairment of goodwill and intangibles	-	0.0	-	0.0	11,246	5.1
Amortization of definite-lived intangibles	8,453	3.1	9,709	3.7	9,620	4.4
Income from operations	25,864	9.6	16,983	6.5	10,946	5.0
Interest expense	(97)	(0.0)	(170)	(0.1)	(575)	(0.3)
Loss from equity method investment in HzO	-	0.0	-	0.0	(2,013)	(0.9)
Other income and (expense)	(69)	(0.0)	121	0.0	127	0.1
Income before provision for income taxes	25,698	9.5	16,934	6.5	8,485	3.9
Income tax provision	(10,111)	(3.8)	(6,473)	(2.5)	(3,695)	(1.7)
Net income	15,587	5.8	10,461	4.0	4,790	2.2

YEAR ENDED DECEMBER 31, 2015, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2014 (in thousands, except per share data)

Net sales

Net sales for the year ended December 31, 2015, were $269,311 compared to net sales of $261,585 for the year ended December 31, 2014, an increase of $7,726 or 3%. The increase in revenue from 2014 to 2015 was accomplished despite the fact that the new Apple iPhone releases did not result in a change in the form factor, which typically results in increased sales due to high customer load-ins. The increase in sales primarily related to the following factors: (1) expanded product penetration in existing customers, (2) expanded distribution to new customers, (3) continued success within the screen protection product category, particularly with InvisibleShield Glass, and (4) increased sales in Western Europe. We continue to sell into our indirect channel retailers including Best Buy, Walmart, Target, Walgreens, and the Carphone Warehouse; wireless carriers including AT&T, Sprint, Verizon, and T-Mobile; and both domestic and foreign electronics accessory distributors. We are still focused on distribution through our franchise program and through our website, www.ZAGG.com.

The percentage of sales related to our key product categories for the years ended December 31, 2015 and 2014, was approximately:

	2015	2014
Screen Protection	67%	46%
Keyboards	19%	31%
Audio	9%	12%
Power Management	3%	6%
Other	2%	5%

The percentage of sales related to our key distribution channels for years ended December 31, 2015 and 2014, was approximately:

	2015	2014
Indirect channel	89%	90%
Website	5%	5%
Mall cart and kiosk program	6%	5%

The percentage of sales by geographic region for the years ended December 31, 2015 and 2014, was approximately:

	2015	2014
United States	91%	90%
Europe	8%	7%
Other	1%	3%

Gross profit

Gross profit for the year ended December 31, 2015, was $101,684 or approximately 38% of net sales compared to $83,344 or approximately 32% of net sales for the year ended December 31, 2014. The increase in profit margin was primarily linked to (1) a significant inventory write-down recorded during 2014 for product expected to be sold below the carrying value that did not recur in 2015 and (2) a favorable sales mix as a larger percentage of our 2015 sales came from screen protection sales, our highest margin product category.

Operating expenses

Total operating expenses for year ended December 31, 2015, were $75,820, an increase of $9,459 from total operating expenses for year ended December 31, 2014, of $66,361. The increase in operating expenses was primarily attributable to the following factors; (1) increased 2015 marketing and advertising expenses, (2) increased customer service charges from higher customer call volume linked primarily to InvisibleShield warranty replacements, and (3) increased stock-based compensation expense due to increased executive award grants. These increases were partially offset by a reduction in amortization expense.

Income from operations

We reported income from operations of $25,864 for the year ended December 31, 2015, compared to income from operations of $16,983 for the year ended December 31, 2014, an increase of $8,881. The change in income from operations was due to the items identified above under net sales, gross profit, and operating expenses.

Other income (expense)

For the year ended December 31, 2015, total other expense was $166 compared to total other expense of $49 for the year ended December 31, 2014.

Income tax provision

We recognized an income tax provision of $10,111 for the year ended December 31, 2015, compared to income tax expense of $6,473 for the year ended December 31, 2014. From 2014 to 2015, our effective tax rate increased from 38.2% to 39.3%. The increase in rate is attributable primarily to state tax rate changes and a decrease in the domestic manufacturing deduction.

Net income

As a result of these factors, we reported net income of $15,587 or $0.54 per diluted share for the year ended December 31, 2015, compared to net income of $10,461 or $0.34 per diluted share for the year ended December 31, 2014.

YEAR ENDED DECEMBER 31, 2014, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2013 (in thousands, except per share data)

Net sales

Net sales for the year ended December 31, 2014, were $261,585 compared to net sales of $219,356 for the year ended December 31, 2013, an increase of $42,229 or 19%. The increase in revenue from 2013 to 2014 was primarily related to the following factors: (1) strong sales of our accessory products designed for the iPhone 6 and iPhone 6 Plus, (2) increased success within the screen protection product category, particularly with the launch of InvisibleShield Glass, (3) increased placement and improved point of sale marketing for the keyboard product category at key retailers, (4) increased sales of mobile power solutions, and (5) increased international sales.

The percentage of sales related to our key product categories for the years ended December 31, 2014 and 2013, was approximately:

	2014	2013
Screen Protection	46%	42%
Keyboards	31%	29%
Audio	12%	16%
Power Management	6%	2%
Other	5%	11%

The percentage of sales related to our key distribution channels for years ended December 31, 2014 and 2013, was approximately:

	2014	2013
Indirect channel	90%	85%
Website	5%	9%
Mall cart and kiosk program	5%	6%

The percentage of sales by geographic region for the years ended December 31, 2014 and 2013, was approximately:

	2014	2013
United States	90%	90%
Europe	7%	5%
Other	3%	5%

Gross profit

Gross profit for the year ended December 31, 2014, was $83,344 or approximately 32% of net sales as compared to $87,120 or approximately 40% of net sales for the year ended December 31, 2013. This decline in profit margin was primarily linked to inventory write-downs recorded during 2014 for product expected to be sold below the carrying value. This negative impact on gross profit margin was partially offset by an increase in the sale of screen protection, which is our most profitable product category.

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

Liquidity and Capital Resources (in thousands)

Comparison of the Year Ended December 31, 2015 to 2014

At December 31, 2015, our principal sources of liquidity were cash generated by operations, cash on-hand, and availability on our credit facility. Our principal uses of cash have been to fund working capital requirements, make payments on outstanding debt, and repurchase shares of ZAGG Inc common stock.

Cash and cash equivalents on-hand increased to $13,002 on December 31, 2015, from $9,461 on December 31, 2014, an increase of $3,541. The increase in cash is largely the result of positive cash from operations during 2015, offset by $14,930 in cash used to purchase treasury stock and $4,910 in capital expenditures. Earnings from foreign operations are considered permanently re-invested and of the $13,002 cash balance on December 31, 2015, cash from foreign entities totaled $4,873, which constitutes 37% of the total cash and cash equivalents balance.

Accounts receivable, net of allowances, decreased to $57,647 on December 31, 2015, from $75,729 on December 31, 2014, a decrease of $18,082. The decrease is largely due to net sales decreasing to $78,632 in the fourth quarter of 2015 compared to $102,415 in the fourth quarter of 2014. The decline in fourth quarter sales is directly attributable to the Apple iPhone 6 and 6 Plus launches in 2014, which were form factor changes – when Apple changes the iPhone form factor, we see an increase in sales due to significant customer load-ins to support the launch. In the fourth quarter of 2015, the iPhone 6s and 6s Plus launches did positively impact sales, but as it did not involve a form factor change, no customer load-ins were necessary to support the launch at retail.

Accounts payable decreased to $33,846 on December 31, 2015, from $49,379 on December 31, 2014, a decrease of $15,533. The decrease is largely the result of lower overall sales and thus lower inventory purchases, and the timing of payments to our third-party logistics partners.

At December 31, 2015, working capital was $82,677 compared to $72,817 as of December 31, 2014.

During the third quarter of 2015, the Company’s board of directors approved a $20,000 stock repurchase program with no expiration date. As of December 31, 2015, the Company had not purchased any shares under this stock repurchase program.

Comparison of the Year Ended December 31, 2014 to 2013

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

At December 31, 2014, working capital was $72,817 compared to $83,385 as of December 31, 2013.

Debt and Letters of Credit

On December 23, 2014, the Company and Wells Fargo, entered into the Third Amendment, which modified the original Credit Agreement entered into between the Company and Wells Fargo on December 7, 2012 and all subsequent amendments to the Credit Agreement (First Amendment to the Credit Agreement entered into on December 20, 2013 and Second Amendment to the Credit Agreement entered into on November 4, 2014). The Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $5,000. During 2015 and 2014, ZAGG did not issue any standby commercial letters of credit.

On August 24, 2015, the Company and Wells Fargo, entered into the Fourth Amendment to Credit Agreement (“Fourth Amendment”), which modified the original Credit Agreement entered into between the Company and Wells Fargo on December 7, 2012 and all subsequent amendments to the Credit Agreement. The Fourth Amendment modified a debt covenant to allow the Company to purchase up to $15,000 of ZAGG Inc common stock during each calendar year, including the 2015 calendar year, rather than during consecutive twelve month periods, as was documented in the Credit Agreement prior to the Fourth Amendment.

As of December 31, 2015 and 2014, the total balance outstanding on the line of credit was zero. Borrowings and repayments under the Line of Credit may occur from time to time in the Company’s ordinary course of business through December 1, 2016. Any outstanding borrowings under the Line of Credit mature and are due on December 1, 2016.

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

The Credit Agreement contained a number of financial and non-financial debt covenants. At December 31, 2015, the Company was in compliance with all covenants associated with the Credit Agreement.

On March 3, 2016, concurrent with the close of the merger with mophie, the Company entered into a Credit and Security Agreement (“Credit and Security Agreement”) with KeyBank, as the administrative agent, KeyBanc Capital Markets Inc., and Zions Bank. The Credit and Security Agreement replaces the Credit Agreement with Wells Fargo described above, which was terminated upon signing the Credit and Security Agreement.

The Credit and Security Agreement provides an $85,000 revolving credit commitment (“Revolver”). Borrowings and repayments under the Revolver may occur from time to time in the Company’s ordinary course of business through the maturity date of March 2, 2021, at which time any amounts outstanding are to be paid in full (60-month term). All borrowings under the Revolver are subject to a borrowing base limit, which is calculated from outstanding accounts receivable and inventory, and reported to the administrative agent monthly. Interest on the Revolver will accrue at the base rate (as defined in the Credit and Security Agreement) plus 0.50% or LIBOR plus 1.50%. The Revolver is subject to an unused line fee calculated as 0.20% multiplied by the average unused amount of the Revolver.

The Credit and Security Agreement also provides a $25,000 term loan commitment (“Term Loan”). Payments on the Term Loan are to be made in consecutive monthly installments commencing on April 1, 2016 and continuing until the Term Loan is paid in full on March 2, 2020 (48-month term). Interest on the Term Loan will accrue at the base rate plus 1.0% or at a rate of LIBOR plus 2.0%.

The Credit and Security Agreement also provides for letters of credit with a fronting fee of 0.125% (paid per annum) for all issued and outstanding letters of credit

The Credit and Security Agreement provides for a lockbox and cash collateral account and that all of the Company’s deposit accounts will be maintained with the administrative agent. The Credit and Security Agreement is collateralized by substantially all of the assets of the Company and its subsidiaries. The Credit and Security Agreement establishes two debt covenants that are measured on a quarterly basis:

•	Maximum Leverage Ratio: Defined as the ratio of total funded indebtedness to Consolidated EBITDA (as defined in the Credit and Security Agreement), which cannot be more than 3.50 on a trailing four quarter basis.
•	Minimum Fixed Charge Coverage Ratio: Defined as the ratio of Consolidated EBITDA (as defined in the Credit and Security Agreement) minus taxes, capital distributions and unfunded capital expenditures divided by the sum of interest payments, principal payments, and capital lease payments; the minimum allowed under the Credit and Security Agreement is 1.10 on a trailing four quarter basis.

Based on our current operations and those of mophie, we believe that cash generated from operations, cash on hand, and available borrowings under the Credit and Security Agreement will be adequate to meet our expected capital expenditures and working capital needs for the next 12 months and beyond. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, there can be no assurance that we may not be required to raise additional funds through the sale of equity or debt securities or from debt facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

Contractual Obligations and Commitments (in thousands)

The following table provides information on our contractual obligations as of December 31, 2015:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations	$10,413	$1,235	$2,819	$2,763	$3,596
Total	$10,413	$1,235	$2,819	$2,763	$3,596

(1)	Unrecognized uncertain tax benefits of $1,265 are not included in the table above as we are not sure when the amount will be paid.

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

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

See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and footnotes thereto are set forth beginning on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures are effective and were designed to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our management determined that our internal control over financial reporting was effective based on these criteria as of December 31, 2015.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included at 9A.5 below

3.	Changes in Internal Control Over Financial Reporting

As a result of the material weakness which existed as of December 31, 2014 related to the ineffective operation of the reconciliation of in-transit inventory and the review thereof, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, management has completed the following changes to the Company’s internal controls that have materially affected our internal control over financial reporting during the year ended December 31, 2015:

•	We have conducted inventory reconciliation training with those responsible for performing and reviewing inventory reconciliations. Process improvements developed as part of these trainings were used in the reconciliations performed for the year ended December 31, 2015.

•	We have renegotiated contract terms with the Company’s key inventory suppliers to change the inventory delivery terms from free on board (“FOB”) shipping point to FOB destination, thereby significantly reducing in-transit inventory. The amendments to the supplier contracts were completed during the second quarter of 2015, and the first purchase orders under these terms commenced during the second quarter of 2015.

Management has assessed the above identified changes to its internal control over financial reporting to ensure that the changes have been properly designed and implemented and are operating effectively. The assessment performed has allowed management to conclude that the material weakness at December 31, 2014 has been remediated and that internal controls over financial reporting were effective at December 31, 2015.

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

The Board of Directors and Stockholders

ZAGG Inc:

We have audited ZAGG Inc’s internal control over financial reporting as of December, 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ZAGG Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.2). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ZAGG Inc maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ZAGG Inc and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 8, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, Utah
March 8, 2016

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2016 Annual Meeting of Shareholders. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2015, pursuant to Regulation 14A of the Exchange Act.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

15(a)(1). Financial Statements.

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among ZAGG Inc, ZM Acquisition, Inc., mophie inc. (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on February 2, 2016 and incorporated herein by this reference).
2.2	First Amendment to Agreement and Plan of Merger, dated as of March 3, 2016, by and among ZAGG Inc, ZM Acquisition, Inc., mophie inc. and Daniel Huang (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).
3.1	Articles of Incorporation of Registrant as filed with the State of Nevada (previously filed as an exhibit to Form SB-2 filed with the Commission on December 2, 2005 and incorporated herein by this reference).
3.1.1	Certificate of Correction as filed with the State of Nevada (previously filed as an exhibit to Form 10-K filed with the Commission on March 15, 2012 and incorporated herein by this reference).
3.2	Amended and Restated Bylaws of ZAGG Incorporated (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on November 19, 2014 and incorporated herein by this reference).
3.2.1	Amendment to Second Amended and Restated Bylaws of ZAGG Inc (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 16, 2015 and incorporated herein by this reference).
10.1	Credit Agreement between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).
10.2	Revolving Line of Credit Note & Addendum to Revolving Line of Credit Note between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).
10.3	Term Note & Addendum to Term Note between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).
10.4	Security Agreement between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).
10.5	General Pledge Agreement between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).
10.6*	Employment Agreement between ZAGG Inc and Randy Hales (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).
10.7*	ZAGG Inc 2013 Equity Incentive Award Plan (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on January 17, 2013 and incorporated herein by this reference).
10.8*	ZAGG Incorporated 2007 Stock Incentive Plan (previously filed as an exhibit to an Annual Report on Form 10-K filed with the Commission on November 14, 2007 and incorporated herein by this reference).
10.9	First Amendment to Credit Agreement between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 23, 2013 and incorporated herein by this reference).
10.10	First Modification to Promissory Note and to Addendum between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 23, 2013 and incorporated herein by this reference).

10.11	Second Amendment to Credit Agreement and Waiver of Default between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Quarterly Report on Form 10-Q filed with the Commission on November 5, 2014 and incorporated herein by this reference).
10.12	Second Modification of Promissory Note between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Quarterly Report on Form 10-Q filed with the Commission on November 5, 2014 and incorporated herein by this reference).
10.13	Third Amendment to Credit Agreement and Waiver of Default between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 23, 2014 and incorporated herein by this reference).
10.14	Third Modification of Promissory Note between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 23, 2014 and incorporated herein by this reference).
10.15	Fourth Modification of Promissory Note between ZAGG Inc and Wells Fargo Bank, National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on August 25, 2015 and incorporated herein by this reference).
10.16	Amendment to Code of Business Conduct and Ethics, effective as of November 13, 2014 (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on November 19, 2014 and incorporated herein by this reference).
10.17*	Employment Agreement between ZAGG Inc and Steve Tarr (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on October 7, 2014 and incorporated herein by this reference).
10.18*	Employment Agreement between ZAGG Inc and Brad Holiday (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 11, 2015 and incorporated herein by this reference).
10.19*	Change of Control Addendum between ZAGG Inc and Brad Holiday (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 11, 2015 and incorporated herein by this reference).
10.20*	Change of Control Addendum between ZAGG Inc and Randall L. Hales (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 20, 2015 and incorporated herein by this reference).
10.21	Credit Agreement and Security Agreement, dated as of March 3, 2016, by and among ZAGG Inc, KeyBank National Association, KeyBanc Capital Markets Inc., ZB, N.A. D/B/A Zions First National Bank, and the other lenders party thereto (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).
10.22	$30,909,090.90 Revolving Credit Note, dated March 3, 2016, by ZAGG Inc to KeyBank National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).
10.23	$27,045,454.55 Revolving Credit Note, dated March 3, 2016, by ZAGG Inc to ZB, N.A. dba Zions First National Bank (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).
10.24	$27,045,454.55 Revolving Credit Note, dated March 3, 2016, by ZAGG Inc to JPMorgan Chase Bank, N.A. (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).
10.25	$9,090,909.10 Term Note, dated March 3, 2016, by ZAGG Inc to KeyBank National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).
10.26	$7,954,545.45 Term Note, dated March 3, 2016, by ZAGG Inc to ZB, N.A. dba Zions First National Bank (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).
10.27	$7,954,545.45 Term Note, dated March 3, 2016, by ZAGG Inc to JPMorgan Chase Bank, N.A. (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).
10.28	$8,500,000.00 Swing Line Note, dated March 3, 2016, by ZAGG Inc to KeyBank National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).
10.29	Guaranty of Payment, dated as of March 3, 2016, by iFrogz Inc., ZAGG LLC, ZAGG Intellectual Property Holding Co., Inc., ZAGG Retail, Inc., mophie inc., and mophie LLC in favor of KeyBank National Association, as administrative agent, for the benefit of the administrative agent and the lenders identified therein (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).
10.30	Security Agreement, dated as of March 3, 2016, by iFrogz Inc., ZAGG LLC, ZAGG Intellectual Property Holding Co., Inc., ZAGG Retail, Inc., mophie inc., and mophie LLC in favor of KeyBank National Association, as administrative agent, for the benefit of the administrative agent and the lenders identified therein (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).
10.31	Pledge Agreement, dated as of March 3, 2016, by ZAGG Inc in favor of KeyBank National Association, as administrative agent, for the benefit of the administrative agent and the lenders identified therein (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).
10.32	Pledge Agreement, dated as of March 3, 2016, by iFrogz Inc. in favor of KeyBank National Association, as administrative agent, for the benefit of the administrative agent and the lenders identified therein (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).
10.33	Pledge Agreement, dated as of March 3, 2016, by ZAGG LLC in favor of KeyBank National Association, as administrative agent, for the benefit of the administrative agent and the lenders identified therein (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

10.34	Pledge Agreement, dated as of March 3, 2016, by mophie inc. in favor of KeyBank National Association, as administrative agent, for the benefit of the administrative agent and the lenders identified therein (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).
10.35	Pledge Agreement, dated as of March 3, 2016, by mophie LLC in favor of KeyBank National Association, as administrative agent, for the benefit of the administrative agent and the lenders identified therein (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).
10.36	Intellectual Property Security Agreement, dated as of March 3, 2016, by ZAGG Intellectual Property Holding Co., Inc. in favor of KeyBank National Association, as administrative agent, for the benefit of the administrative agent and the lenders identified therein (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).
10.37	Intellectual Property Security Agreement, dated as of March 3, 2016, by mophie inc. in favor of KeyBank National Association, as administrative agent, for the benefit of the administrative agent and the lenders identified therein (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).
21.1	List of subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
* Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAGG INC
Dated: March 8, 2016	By: /s/ RANDALL L. HALES
Randall L. Hales President, CEO, & Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 8, 2016	By: /s/ RANDALL L. HALES
Randall L. Hales President, CEO, & Director (Principal Executive Officer)

Dated: March 8, 2016	By: /s/ BRADLEY J. HOLIDAY
Bradley J. Holiday Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: March 8, 2016	By: /s/ CHERYL LARABEE
Cheryl Larabee Chairperson

Dated: March 8, 2016	By: /s/ DAN MAURER
Dan Maurer Director

Dated: March 8, 2016	By: /s/ TODD HEINER
Todd Heiner Director

Dated: March 8, 2016	By: /s/ SCOTT STUBBS
Scott Stubbs Director

ZAGG INC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ZAGG Inc:

We have audited the accompanying consolidated balance sheets of ZAGG Inc and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZAGG Inc and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ZAGG Inc’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
March 8, 2016

ZAGG INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	2015	2014
ASSETS

Current assets
Cash and cash equivalents	$13,002	$9,461
Accounts receivable, net of allowances of $568 in 2015 and $1,910 in 2014	57,647	75,729
Inventories	45,912	48,378
Prepaid expenses and other current assets	3,142	2,681
Income tax receivable	1,158	-
Deferred income tax assets	10,840	10,774

Total current assets	131,701	147,023

Property and equipment, net of accumulated depreciation at $10,539 in 2015 and $7,659 in 2014	8,309	7,300

Intangible assets, net of accumulated amortization at $41,803 in 2015 and $33,242 in 2014	23,045	31,408

Deferred income tax assets	15,386	14,290

Note receivable, net	-	801

Other assets	1,100	457

Total assets	$179,541	$201,279

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$33,846	$49,379
Income taxes payable	-	6,464
Accrued liabilities	5,068	6,910
Accrued wages and wage related expenses	2,244	2,600
Deferred revenue	17	179
Sales returns liability	7,849	8,674

Total current liabilities	49,024	74,206

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized;
33,219 and 32,686 shares issued in 2015 and 2014, respectively	33	33
Additional paid-in capital	88,983	85,154
Accumulated other comprehensive income (loss)	(1,597)	(895)
Note receivable collateralized by stock, net	-	(348)
Treasury stock, 5,679 and 3,569 common shares in 2015 and 2014 respectively, at cost	(35,194)	(19,576)
Retained earnings	78,292	62,705

Total stockholders' equity	130,517	127,073

Total liabilities and stockholders' equity	$179,541	$201,279

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013
Net sales	$269,311	$261,585	$219,356
Cost of sales	167,627	178,241	132,236
Gross profit	101,684	83,344	87,120

Operating expenses:
Advertising and marketing	10,436	7,542	8,952
Selling, general and administrative	56,931	49,110	46,356
Impairment of goodwill and intangibles	-	-	11,246
Amortization of definite-lived intangibles	8,453	9,709	9,620

Total operating expenses	75,820	66,361	76,174

Income from operations	25,864	16,983	10,946

Other income (expense):
Interest expense	(97)	(170)	(575)
Loss from equity method investment in HzO	-	-	(2,013)
Other expense	(69)	121	127

Total other income (expense)	(166)	(49)	(2,461)

Income before provision for income taxes	25,698	16,934	8,485

Income tax provision	(10,111)	(6,473)	(3,695)

Net income	15,587	10,461	4,790

Earnings per share attributable to stockholders:
Basic earnings per share	$0.54	$0.35	$0.16
Diluted earnings per share	$0.54	$0.34	$0.15

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$15,587	$10,461	$4,790

Other comprehenseive income (loss), net of loss:
Foreign currency translation gain (loss)	(702)	(988)	150

Total other comprehensive income (loss)	(702)	(988)	150

Comprehensive income	$14,885	$9,473	$4,940

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

				Accumulated
			Additional	Other	Note Receivable			Total
	Common Stock		Paid-in	Comprehensive	Collateralized	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	By Stock	Stock	Earnings	Equity
Balances, December 31, 2012	31,215	$31	$77,234	$(57)	$(566)	$–	$47,454	$124,096

Net income	–	–	–	–	–	–	4,790	4,790
Other comprehensive loss	–	–	–	150	–	–	–	150

Purchase of 1,756 shares of treasury stock	–	–	–	–	–	(9,997)	–	(9,997)
Consideration for acquisition of patent	500	1	1,945	–	–	–	–	1,946
Option exercises	135	–	270	–	–	–	–	270
Restricted stock release	481	–	–	–	–	–	–	–
Option expense	–	–	280	–	–	–	–	280
Restricted stock expense	–	–	3,846	–	–	–	–	3,846
Payment of withholding of restricted stock units	–	–	(257)	–	–	–	–	(257)
Tax shortfall related to share-based payments	–	–	(511)	–	–	–	–	(511)
Reclassification of note receivable collateralized by stock	–	–	–	–	218	–	–	218

Balances, December 31, 2013	32,331	$32	$82,807	$93	$(348)	$(9,997)	$52,244	$124,831

Net income	–	–	–	–	–	–	10,461	10,461
Other comprehensive loss	–	–	–	(988)	–	–	–	(988)

Purchase of 1,813 shares of treasury stock	–	–	–	–	–	(9,579)	–	(9,579)
Warrant exercises	3	–	–	–	–	–	–	–
Option exercises	148	–	265	–	–	–	–	265
Restricted stock release	204	1	–	–	–	–	–	1
Stock-based compensation expense	–	–	2,248	–	–	–	–	2,248
Payment of withholding of restricted stock units	–	–	(75)	–	–	–	–	(75)
Tax shortfall related to share-based payments	–	–	(91)	–	–	–	–	(91)

Balances, December 31, 2014	32,686	$33	$85,154	$(895)	$(348)	$(19,576)	$62,705	$127,073

Net income	–	–	–	–	–	–	15,587	15,587
Other comprehensive loss	–	–	–	(702)	–	–	–	(702)

Purchase of 2,030 shares of treasury stock	–	–	–	–	–	(14,930)	–	(14,930)
Foreclosure of 80 shares of stock collateralizing note receivable	–	–	–	–	348	(688)	–	(340)
Option exercises	118	–	168	–	–	–	–	168
Warrant exercises	45	–	38	–	–	–	–	38
Restricted stock release	349	–	–	–	–	–	–	–
Consideration for acquisition of patent	21	–	198	–	–	–	–	198
Stock-based compensation expense	–	–	3,893	–	–	–	–	3,893
Payment of withholding of restricted stock units	–	–	(724)	–	–	–	–	(724)
Tax windfall related to share-based payments	–	–	256	–	–	–	–	256

Balances, December 31, 2015	33,219	$33	$88,983	$(1,597)	$–	$(35,194)	$78,292	$130,517

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$15,587	$10,461	$4,790
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock-based compensation	3,893	2,173	4,126
Impairment of goodwill and intangibles	-	-	11,246
Impairment of investment	-	-	591
Excess tax benefit (shortfall) related to share-based payments	256	(22)	(52)
Depreciation and amortization	12,933	12,899	12,157
Reduction in reserve on note receivable upon foreclosure recovery	(639)	-	-
Deferred income taxes	(1,162)	(5,770)	(5,787)
Amortization of deferred loan costs	60	66	120
Write-off of deferred loan costs	-	-	27
Loss on investment in equity method investment	-	-	2,013
Changes in operating assets and liabilities
Accounts receivable, net	18,383	(29,490)	8,079
Inventories	2,064	(4,350)	(4,404)
Prepaid expenses and other current assets	(651)	(421)	7,335
Other assets	551	160	-
Accounts payable	(14,635)	33,373	(3,838)
Income taxes payable	(7,366)	13	2,787
Accrued liabilities	(3,410)	4,616	(1,557)
Accrued wages and wage related expenses	(356)	1,709	(1,872)
Deferred revenue	(162)	21	(564)
Sales returns liability	(814)	813	1,167

Net cash provided by operating activities	24,532	26,251	36,364

Cash flows from investing activities
Deposits on and purchase of intangible assets	-	-	(500)
Purchase of property and equipment	(4,910)	(4,430)	(2,588)

Net cash used in investing activities	(4,910)	(4,430)	(3,088)

Cash flows from financing activities
Payment of debt issuance costs	-	-	(43)
Purchase of treasury stock	(14,930)	(9,579)	(9,997)
Proceeds from revolving credit facilities	9,871	56,075	69,291
Payments on revolving credit facilities	(9,871)	(73,618)	(73,921)
Payments on term note	-	-	(24,000)
Proceeds from exercise of warrants and options	207	265	270
Payment of withholding of restricted stock units	(724)	-	-
Excess tax benefits related to share-based payments	(256)	22	52

Net cash used in financing activities	(15,703)	(26,835)	(38,348)

Effect of foreign currency exchange rates on cash and cash equivalents	(378)	(556)	(74)

Net increase (decrease) in cash and cash equivalents	3,541	(5,570)	(5,146)

Cash and cash equivalents at beginning of the period	9,461	15,031	20,177

Cash and cash equivalents at end of the period	$13,002	$9,461	$15,031

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$46	$97	$461
Cash paid during the period for taxes	$18,710	$12,370	$6,515

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars and shares in thousands)

Supplemental schedule of noncash investing and financing activities

For the Year Ended December 31, 2015:

Purchase of $269 in fixed assets financed through accounts payable.

Purchase of $1,218 in fixed assets financed through tenant improvement allowance.

Foreclosure on real property valued at $1,099 that served as collateral to the note receivable (recorded as a component of other assets in the consolidated balance sheet).

Foreclosure on the Company’s common stock valued at $688 that served as collateral to the note receivable (recorded as treasury stock in the consolidated balance sheet).

Issued 21 shares of common stock with a fair value of $198 in connection with the purchase of a patent.

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

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

In March 2007, the Company changed its name from ShieldZone Corporation to ZAGG Incorporated to better position the Company for expansion in the mobile device accessories industry through organic growth and targeted acquisitions. The ShieldZone name was very specific to the screen protection product line, and although screen protection is a core product line, the name change has provided the Company with the opportunity to add new product categories to its product portfolio. During 2011, the Company changed its name from ZAGG Incorporated to ZAGG Inc.

In June 2011, ZAGG acquired 100% of the outstanding shares of iFrogz, which further diversified the existing ZAGG product lines, particularly for audio and protective case accessories.

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

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates include the inventory write-downs, sales returns and warranty liability, and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate an adjustment is necessary.

Principles of consolidation

The consolidated financial statements include the accounts of ZAGG Inc and its wholly owned subsidiaries ZAGG International Distribution Limited (“ZAGG International”), Patriot Corporation, ZAGG Intellectual Property Holding Co, Inc., and ZAGG Retail, Inc. All intercompany transactions and balances have been eliminated in consolidation.

The Company holds an investment in HzO, Inc. (“HzO”), a private company engaged in the development of water-blocking technologies for consumer and industrial applications. The investment is less than 20% and thus is accounted for under the cost method. Due to accumulated losses, the carrying amount of the investment in HzO was $0 at December 31, 2015 and 2014.

Cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors at December 31, 2015 and 2014 totaled $61 and $120, respectively. Cash equivalents as of December 31, 2015 and 2014, consisted primarily of money market fund investments and amounts receivable from credit card processors.

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

The following summarizes the activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$1,910	$2,540	$2,974
Additions charged to expense	243	389	1,142
Write-offs charged against the allowance	(1,585)	(1,019)	(1,576)
Balance at end of year	$568	$1,910	$2,540

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

During the second quarter of 2014, the Company commenced a development project utilizing both internal and external developers to improve the company’s website. The development project was intended to provide additional functionality to the website and transition the website to an improved software platform. The Company capitalized website development costs for internal and external developers and commenced depreciation of the capitalized costs during 2015 when the resulting website functionality was ready for its intended use and placed in service.

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

Impairment of long-lived assets

Long-lived assets, such as property and equipment, and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate over the remaining life in measuring whether the assets are recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Revenue recognition

The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The Company’s revenue is derived from sales of our products through our indirect channel, including retailers and distributors; through our direct channel, including www.ZAGG.com, and our corporate-owned and third-party-owned mall kiosks; and from the franchise fees derived from the onboarding of new franchisees. For product sales, our standard shipping terms are FOB shipping point, and we record revenue when the product is shipped, net of estimated returns and discounts. For some customers, the contractual shipping terms are FOB destination. For these shipments, we record revenue when the product is delivered, net of estimated returns and discounts. For franchise fees, we recognize revenue on a straight-line basis over the franchise term. The Company records revenue from royalty agreements in the period in which the royalty is earned.

Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.

Allowance for sales returns, warranty, and other credits

For product sales, the Company records revenue, net of estimated returns and discounts, when delivery has occurred, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Our return policy allows end users and certain retailers rights to return purchased products. In addition, the Company generally provides the ultimate consumer a warranty with each product. Due to the nature of the screen protection product line, end user returns for screen protection are generally not salvageable and are not included in inventory. We estimate a reserve for sales returns, warranty, and other credits, and record the estimated reserve amount as a reduction of sales, and as a sales return reserve liability. When product is returned and is expected to be resold, as is the case with returns of packaged screen protection, keyboards, audio products, cases, and power products, the impact is recorded as a reduction of revenues and cost of sales, and as a reduction in the sales return reserve liability. The sales returns and warranty reserve requires management to make estimates regarding return rates for sales and warranty returns. Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales return and warranty reserve.

The following summarizes the activity in the Company’s sales return and warranty liability for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$8,674	$7,872	$6,697
Additions charged to sales	43,320	35,923	30,450
Sales returns & warranty claims charged against reserve	(44,145)	(35,121)	(29,275)
Balance at end of year	$7,849	$8,674	$7,872

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

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

Stock-based compensation

The Company recognizes stock-based compensation expense in its consolidated financial statements for awards granted to employees and non-employees, which include restricted stock, stock options, and warrants. Equity-classified awards are measured at the grant date fair value of the award. The fair value of restricted stock is measured on the grant date based on the quoted closing market price of the Company’s common stock. The fair value of the stock options is measured on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates. The Company recognizes compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. The Company recognizes compensation expense on a straight-line basis for those performance-based awards that are probable to be achieved. No compensation expense is ultimately recognized for awards for which employees do not render the requisite service and are forfeited. Excess tax benefits of awards that are recognized in equity related to stock option exercises are reflected as financing cash inflows.

Advertising and marketing

General advertising is expensed as incurred. Advertising allowances provided to retailers are recorded as an expense at the time of the related sale if the Company receives an identifiable benefit in exchange for the consideration and has evidence of fair value for the advertising; otherwise, the allowance is recorded as a reduction of revenue. Advertising expenses for the years ended December 31, 2015, 2014 and 2013 were $10,436, $7,542 and $8,952, respectively.

Foreign currency translation and transactions

The Company’s primary operations are at the parent level which uses the U.S. dollar (USD) as its functional currency. The Euro is the functional currency of the Company’s foreign subsidiaries. Accordingly, assets and liabilities for these subsidiaries are translated into USD using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recorded as a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in income as a component of other income and (expense) in the consolidated statements of operations and totaled $52, $149 and ($7) for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Net income attributable to stockholders	$15,587	$10,461	$4,790

Weighted average shares outstanding	28,773	30,247	30,900
Dilutive effect of stock options, restricted stock, and warrants	316	363	559
Weighted average diluted potential shares	29,089	30,610	31,459
Earnings per share attributable to stockholders:
Basic	$0.54	$0.35	$0.16
Dilutive	$0.54	$0.34	$0.15

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

For the years ended December 31, 2015, 2014, and 2013, restricted stock, warrants and stock options to purchase 250, 485, and 620 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This ASU provides guidance to entities that measure inventory using a method other than last-in, first-out (LIFO) or the retail inventory method. For entities using first-in, first-out (FIFO) or average cost, the measurement principle for their inventory changes from the lower of cost or market to lower of cost and net realizable value. Current U.S. GAAP requires, at each financial statement date, that entities measure inventory at the lower of cost or market. The measurement of market is commonly the current replacement cost. However, entities also need to consider net realizable value and net realizable value less an approximately normal profit margin in their measurement. For entities using a method other than LIFO or the retail inventory method, the ASU replaces market with net realizable value. This ASU requires prospective adoption for inventory measurement for annual and interim periods beginning after December 15, 2016 for public business entities. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The ASU is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

(2) INVENTORIES

Inventory consisted of the following components:

	December 31,
	2015	2014

Finished goods	$44,764	$48,145
Raw materials	1,148	233
Total inventories	$45,912	$48,378

Included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at December 31, 2015 and 2014 of $813 and $1,425, respectively.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

(3) INVESTMENT IN HzO

HzO is a private company engaged in the development of water-blocking technologies for consumer and industrial electronics applications. Prior to the fourth quarter of 2013, the Company accounted for its investment in HzO under the equity method of accounting. However, due to an equity raise by HzO during the fourth quarter of 2013 that reduced ZAGG’s ownership percentage below 20%, the Company began accounting for the investment as a cost method investment. Subsequent to 2013 year-end, HzO raised additional equity capital, which has reduced ZAGG’s ownership interest below 10% at December 31, 2015.

For the year ended December 31, 2013, the Company recorded a loss from investment in HzO of $2,013. The loss from investment in HzO was recorded as a component of other income (expense) in the consolidated statement of operations. The carrying value of the investment at December 31, 2015 and 2014 was $0 due to the accumulated losses.

(4) PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

		December 31,
		2015	2014
	Useful Lives
Computer equipment and software	3 to 5 years	$2,912	$2,627
Equipment and molds	3 to 7 years	9,536	8,238
Furniture and fixtures	7 years	745	770
Automobiles	5 years	199	234
Leasehold improvements	1 to 8 years	5,456	3,090
		18,848	14,959
Less accumulated depreciation and amortization		(10,539)	(7,659)

Net property and equipment		$8,309	$7,300

(5) GOODWILL AND INTANGIBLE ASSETS

Impairment of Goodwill

For the year ended December 31, 2013, the Company recorded an impairment of goodwill of $1,484 when it was determined that the carrying value of goodwill exceeded its fair value. The determination was made during the impairment analyses performed during the fourth quarter of 2013. In conjunction with the impairment test, the Company considered factors such as the overall decline in the market price of the Company’s stock, a decline in market capitalization for a sustained period, and a decline in forecasted operations as indicators for potential goodwill impairment. In determining the amount of impairment, the Company considered both the income approach, utilizing a discounted cash flow analysis, and market approach, which considers what other purchasers and sellers in the market have paid for companies reasonably similar to the reporting unit.

The goodwill impairment is included as a component of impairment of goodwill and intangibles in the consolidated statement of operations. No goodwill was acquired during the years ended December 31, 2015 and 2014.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

The changes in the carrying amount of goodwill for the year ended December 31, 2013, are as follows:

2013
Balance as of January 1
Gross goodwill	$6,925
Accumulated impairment losses	(5,441)
Net goodwill as of January 1	1,484
Goodwill acquired during the year	-
Impairment loss	(1,484)
Balance as of December 31
Gross goodwill	6,925
Accumulated impairment losses	(6,925)
Net goodwill as of December 31	$-

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

December 31, 2013

iFrogz trademark prior to impairment	$16,800
iFrogz trademark impairment	(9,762)
iFrogz trademark – definite-lived	$7,038

Definite-lived Intangibles

Definite-lived intangibles as of December 31, 2015 and 2014, were as follows:

	As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Acquisitions	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(29,150)	$-	$12,350	8.0 years
Non-compete agreements	4,100	(3,729)	-	371	4.8 years
Other Trademarks	3,500	(2,604)	-	896	9.7 years
iFrogz Trademark	7,038	(2,219)	-	4,819	10.0 years
EarPollution Trademark	2,383	(1,430)	-	953	8.0 years
Other	600	(592)	-	8	5.0 years
Acquired technology	709	(375)	-	334	7.0 years
Internet address	124	(90)	-	34	10.0 years
Patents	4,696	(1,614)	198	3,280	12.5-14.0 years
Total amortizable assets	$64,650	$(41,803)	$198	$23,045	8.4 years

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Acquisitions	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$(23,839)	$-	$17,661	8.0 years
Non-compete agreements	4,100	(2,949)	-	1,151	4.8 years
Other Trademarks	3,500	(2,216)	-	1,284	9.7 years
iFrogz Trademark	7,038	(1,152)	-	5,886	10.0 years
EarPollution Trademark	2,383	(1,026)	-	1,357	8.0 years
Other	600	(554)	-	46	5.0 years
Acquired technology	709	(267)	-	442	7.0 years
Internet address	124	(78)	-	46	10.0 years
Patents	4,696	(1,161)	-	3,535	12.5-14.0 years
Total amortizable assets	$64,650	$(33,242)	$-	$31,408	8.4 years

Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization. The remaining definite-lived intangible assets are amortized using the straight line method over their estimated useful life. For the years ended December 31, 2015, 2014, and 2013 amortization expense was $8,562, $9,811, and $9,702, respectively. Amortization expense was primarily recorded as a component of operating expense, however, amortization expense related to acquired technology in 2015, 2014, and 2013 of $109, $102, and $82, respectively, was recorded as a component of cost of sales.

During the fourth quarter of 2015, the Company acquired certain patents and patent applications from a third party. The patents and patent applications relate to the screen protection product line and were acquired for consideration of 21 shares of ZAGG Inc common stock, which had a value of $198 on the date of acquisition. The $198 in patent acquisition costs is being amortized over the 14-year remaining weighted average life of the patents.

Estimated future amortization expense is as follows:

2016	$7,140
2017	5,663
2018	4,640
2019	2,304
2020	953
Thereafter	2,345
Total	$23,045

(6) INCOME TAXES

The components of income tax provision for the years ended December 31, 2015, 2014 and 2013, are:

	2015	2014	2013
Current provision:
Federal	$(9,429)	$(9,705)	$(8,720)
State	(1,783)	(2,502)	(762)
Foreign	(61)	(36)	-
Total current	(11,273)	(12,243)	(9,482)
Deferred provision:
Federal	973	4,144	5,036
State	189	1,626	751
Foreign	-	-	-
Total deferred	1,162	5,770	5,787
Total provision	$(10,111)	$(6,473)	$(3,695)

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Tax at statutory rate (35%)	$(8,994)	$(5,927)	$(2,970)
State tax, net of federal tax benefit	(1,089)	(955)	25
Non-deductible expense and other	116	220	564
Affiliate tax rate differential	(464)	(900)	(136)
Domestic production activities deduction	459	688	331
Return to provision adjustment	126	453	(148)
Liquidation of iFrogz EU	-	-	5
Reserve related to unrecognized tax benefits	(264)	(541)	(382)
Interest and penalties	(1)	(37)	(32)
Effect of state rate changes, net of federal tax benefit	-	526	-
Increase in valuation allowance	-	-	(952)
	$(10,111)	$(6,473)	$(3,695)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2015 and 2014, are as follows:

	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$196	$729
Deferred revenue	7	12
Inventories	5,581	5,584
Stock-based compensation	2,406	1,825
Sales returns accrual	2,974	3,374
Acquisition costs, net of amortization	217	238
Intangible assets	12,924	11,708
Goodwill	1,886	2,067
HzO investment	1,520	1,520
Capital loss carry-over	278	278
Reserve on note receivable	336	583
Other liabilities	499	66
Deferred tax assets	28,824	27,984
Valuation allowance	(1,798)	(1,798)
Total deferred tax assets	$27,026	$26,186

Deferred tax liabilities:
Property and equipment	800	1,122
Total gross deferred tax liabilities	800	1,122
Net deferred tax assets	$26,226	$25,064

Deferred tax assets, net – current	$10,840	$10,774
Deferred tax assets, net – noncurrent	15,386	14,290
Net deferred tax assets	$26,226	$25,064

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

The Company recorded a full valuation allowance against a deferred tax asset generated by capital losses on its investment in HzO. HzO is a development stage enterprise and given current operations and uncertainty of future profitability, management has determined that it is more likely than not that the deferred tax asset will not be realizable. Given this, a full valuation allowance at December 31, 2015 and 2014 of $1,520, has been recorded against the deferred tax asset. In addition, at December 31, 2015 and 2014, the Company recorded a full valuation allowance against deferred tax assets resulting from capital loss carry-overs of $278 as the Company determined that it was unlikely the capital loss carry-overs would be utilized.

For all other deferred tax assets, no valuation allowance has been recorded at December 31, 2015 and 2014, as management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2015 and prior years as the Company considers these earnings to be permanently reinvested. Cash held by foreign entities that is considered permanently re-invested totaled $4,873 as of December 31, 2015. Currently, there are no earnings and profits that reside in the Company’s foreign operations. A repatriation of cash would likely result in a return of basis. Upon the generation of future cumulative taxable income by the foreign operations and subsequent repatriation, the Company would need to accrue and pay the related tax. However, no tax would accrue in the case of the settlement of intercompany payables or payment of intercompany royalties. The Company considers these funds permanently re-invested and has no plans to repatriate them.

The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2015 and 2014, the Company recorded a tax contingency of $1,265 and $1,001, respectively. The tax contingencies are primarily related to the Company’s global tax strategy and certain transactions in foreign jurisdictions in prior periods. These tax contingencies, on a gross basis, are reconciled in the table below:

	2015	2014

Unrecognized tax benefits, as of January 1	$1,001	$460
Gross increases – tax positions in current period	264	541
Total benefit	$1,265	$1,001

As of December 31, 2015, the Company's liability related to unrecognized tax benefits was $1,265 of which $1,223 would impact the Company's effective tax rate if recognized.

For the years ended December 31, 2015, 2014, and 2013, the Company recorded $2, $37, and $32, respectively, in each year in interest and penalties.

The Company is currently not under examination by any state or federal tax authority, but remains subject to income tax examinations for each of its open tax years, which extend back to 2012 for federal income tax purposes and 2011 for state income tax purposes.

(7) STOCK OPTIONS, WARRANTS, AND RESTRICTED STOCK

Equity Incentive Award Plans

In 2007, the Company’s board of directors adopted and in 2008 the Company’s shareholders approved the ZAGG Incorporated 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan was amended to increase the number of shares issuable under the 2007 Plan to 10,000. Upon adoption of the 2013 Plan in January 2013, the Company ceased to grant awards pursuant to the 2007 Plan, though 6,239 shares remained available to grant under the 2007 Plan. All subsequent awards were and all future awards will be granted under the 2013 Plan. All awards that are outstanding under the 2007 Plan will continue to vest, be exercisable, and expire according to their respective terms.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

On January 15, 2013, the Company’s board of directors adopted and in June 2013, the Company’s shareholders approved the ZAGG Inc 2013 Equity Incentive Award Plan (the “2013 Plan”), a new equity incentive plan intended to replace the 2007 Plan. The 2013 Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock, and restricted stock units can be awarded.  The 2013 Plan’s initial share reservation is 5,000 shares. The term of the plan is for 10 years from the date of its adoption. As of December 31, 2015, there were approximately 3,601 shares available for grant under the 2013 Plan.

Common Stock Options

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have five-year contractual terms.

The fair value of stock options has historically been estimated as of the grant date using the Black-Scholes option pricing model, though no stock options were granted during 2015, 2014, or 2013.

The following table summarizes the stock option activity for the Company’s stock incentive plans for the year ended December 31, 2015:

	Options (In thousands)	Weighted- Average Exercise Price (Per share)	Weighted- Average Remaining Contractual Term (In years)	Net Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2014	285	$5.02	0.6	$504
Exercised	(192)	3.52
Outstanding at December 31, 2015	93	$8.14	0.2	$259
Exercisable at December 31, 2015	93	$8.14	0.2	$259

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013, was $416, $417, and $540, respectively.

As of December 31, 2015, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the stock incentive plans. The total grant date fair value of options vested during the years ended December 31, 2015, 2014 and 2013, was $0 (no options vested in 2015), $154, and $593, respectively.

The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the years ended December 31, 2015, 2014 and 2013, the Company recorded equity-based compensation expense of $0 (no options vested in 2015), $28 and $280, respectively, which is included as a component of selling, general and administrative expense. The net tax benefit recognized on equity-based compensation expense for the year ended December 31, 2015, 2014 and 2013 was $0, $73, and $88, respectively. The tax benefit realized from stock options exercised for the year ended December 31, 2015, 2014, and 2013 was $151, $73, and $88, respectively.

Warrants

During the years ended December 31, 2015, 2014, and 2013, the Company did not grant warrants to purchase common stock. Warrants outstanding at December 31, 2015 were granted prior to 2013. For the year ended December 31, 2015, 2014, and 2013, the Company recorded expense of zero in each respective year related to warrant grants.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

The following table summarizes the warrant activity for the year ended December 31, 2015:

	Warrants (In thousands)	Weighted- Average Exercise Price (Per share)	Weighted- Average Remaining Contractual Term (In years)	Net Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2014	385	$8.12	1.0	$(512)
Exercised	(307)	7.89
Outstanding at December 31, 2015	78	$9.03	0.7	$148
Exercisable at December 31, 2015	78	$9.03	0.7	$148

The weighted-average and grant-date or vest-date fair value of warrants granted during the years ended December 31, 2015, 2014, and 2013, was zero as no grants occurred from 2013 to 2015. The total intrinsic value of warrants exercised during the years ended December 31, 2015, 2014 and 2013, was $277, $18, and $0, respectively.

As of December 31, 2015, there was $0 of total unrecognized estimated compensation cost related to nonvested warrants granted. The total fair value of warrants vested during the years ended December 31, 2015, 2014, and 2013 was $0, $33, and $0, respectively.

For warrants that are compensatory, the Company records share-based compensation expense related to warrants only for warrants that have vested. The amount of the expense recognized is based on the estimated fair value of the warrants on the vesting date. During the years ended December 31, 2015, 2014 and 2013, the Company recorded equity-based compensation expense related to warrants of zero in each respective year. The net tax benefit recognized on equity-based compensation expense related to warrants for the year ended December 31, 2015, 2014 and 2013 was zero in each respective year. The tax benefit realized from compensatory warrants exercised for the years ended December 31, 2015, 2014, and 2013 was $69, $9, and $0, respectively.

Restricted Stock

Restricted stock awards are granted with a fair value equal to the ending stock price on the date of grant. A summary of the status of the Company’s restricted stock as of December 31, 2015, and changes during the year ended December 31, 2015, is presented below:

	Restricted Stock (In thousands)	Weighted- Average Grant Date Fair Value (Per share)
Outstanding at December 31, 2014	627	$4.83
Granted	673	7.03
Vested	(445)	5.25
Forfeited	(73)	6.02
Outstanding at December 31, 2015	782	$6.47

As of December 31, 2015, there was $1,775 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

The Company recorded share-based compensation expense only for restricted stock that is expected to vest. The estimated fair value of the restricted stock awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. The Company recognizes compensation expense on a straight-line basis for those performance-based awards that are probable to be achieved. During the years ended December 31, 2015, 2014, and 2013, the Company recorded equity-based compensation expense of $3,893, $2,053, and $3,846, respectively, which is included as a component of selling, general and administrative expense. The net tax benefit recognized on equity-based compensation expense for the years ended December 31, 2015, 2014, and 2013, was $1,489, $785, and $1,458, respectively. The tax benefit realized from vested restricted stock for the years ended December 31, 2015, 2014, and 2013, was $1,014, $378, and $1,042, respectively.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

During the years ended December 31, 2015, 2014, and 2013, certain ZAGG employees elected to receive a net amount of shares upon the vesting of a restricted stock grant in exchange for the Company incurring the tax liability for the fair value of the award on the vest date. This resulted in the Company recording $724, $75, and $257, respectively, in compensation expense, with the offset being originally recorded to accrued wages and wage related expenses rather than to additional paid-in capital.

(8) FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

At December 31, 2015 and 2014, the Company’s financial instruments included cash and cash equivalents, accounts receivable, and accounts payable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these financial instruments.

Fair Value Measurements

At December 31, 2015 and 2014, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown (in thousands):

		Fair Value Measurements Using:
	December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$375	$375	-	-

		Fair Value Measurements Using:
	December 31, 2014	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$374	$374	-	-

Non-Recurring Fair Value Measurements

The Company also measures the fair value of certain assets on a non-recurring basis, generally quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include intangible assets, property and equipment, and collateral securing the note receivable.

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

  In exchange for a license fee to the Company, Teleportall and the Company entered into a License Agreement under which the Company licensed to Teleportall the use of certain ZAGG names and trademarks to sell and distribute the ZAGGbox product.

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

On June 29, 2015, the Company foreclosed on certain real property securing the Note, which was valued by an independent appraiser and determined to have a current fair value of $1,099. In conjunction with the foreclosure, the Company reclassified $801 of the Note previously collateralized by the foreclosed real property and included in other assets, and $298 of the Note collateralized by ZAGG Inc stock, as a $1,099 asset held for sale and presented it as a component of other assets in the condensed consolidated balance sheets. After this reclassification, the remaining balance of the Note was $50.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

On July 13, 2015, the Company foreclosed on 80 shares of ZAGG Inc common stock that were determined by the Company to have a fair value of $688 on the date of foreclosure. At the time of the foreclosure, the Note receivable balance totaled $50 and was reduced to $0. The $639 excess in value of the common stock over the book value of the Note was recorded by the Company as a recovery of a previously established reserve in selling, general and administrative expense in the consolidated statement of operations, which is the same financial statement line item in which the Company previously recorded write-downs of the Note.

As of December 31, 2015, management determined that the estimated fair value of the remaining underlying collateral was between $135 and $270, consisting of real property investments.

Since the Note became collateral dependent in October 2011, management has (1) foreclosed on and sold 45 shares of ZAGG Inc common stock for $496 (December 2011); (2) foreclosed on real property valued at $250 (January 2012); (3) foreclosed on stock and warrants in a private company of $516 (May 2012); (4) foreclosed on real property valued at $1,099 as discussed above; and (5) foreclosed on 80 shares of ZAGG Inc common stock for $688. These foreclosures were recorded as a reduction to the Note in the period in which the foreclosure occurred. Management continues to actively pursue the foreclosure of all remaining collateral and execution on other assets of Harmer, Holdings, and Teleportall.

At December 31, 2015, the total unpaid principal balance, including accrued interest, late fees, attorney fees, and costs incurred in collection, totaled $4,836.

At December 31, 2015, the entire unpaid balance on the note receivable was fully reserved. The balance of the reserve on the note receivable at December 31, 2014 was $3,585. Increases to the reserve during 2015 consisted of legal fees of $1,397 and accrued interest of $493. These additions were offset by recoveries of collateral, which reduced the reserve by $639, resulting in an ending balance of $4,836.

(10) DEBT AND LETTERS OF CREDIT

On December 23, 2014, the Company and Wells Fargo, entered into the Third Amendment, which modified the original Credit Agreement entered into between the Company and Wells Fargo on December 7, 2012 and all subsequent amendments to the Credit Agreement (First Amendment to the Credit Agreement entered into on December 20, 2013 and Second Amendment to the Credit Agreement entered into on November 4, 2014). The Line of Credit includes a letter of credit sub-feature that allows the Company to issue standby commercial letters of credit against the Line of Credit, not to exceed at any time an aggregate of $5,000. During 2015 and 2014, ZAGG did not issue any standby commercial letters of credit.

On August 24, 2015, the Company and Wells Fargo, entered into the Fourth Amendment to Credit Agreement (“Fourth Amendment”), which modified the original Credit Agreement entered into between the Company and Wells Fargo on December 7, 2012 and all subsequent amendments to the Credit Agreement. The Fourth Amendment modified a debt covenant to allow the Company to purchase up to $15,000 of ZAGG Inc common stock during each calendar year, including the 2015 calendar year, rather than during consecutive twelve month periods, as was documented in the Credit Agreement prior to the Fourth Amendment.

As of December 31, 2015 and 2014, the total balance outstanding on the Line of Credit was zero. As of December 31, 2015 and 2014, the total amount available to borrow under the Line of Credit was $25,000. Borrowings and repayments under the Line of Credit may occur from time to time in the Company’s ordinary course of business through December 1, 2016. Any outstanding borrowings under the Line of Credit mature and are due on December 1, 2016.

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

For the years ended December 31, 2015 and 2014, $38 and $75, respectively, in unused line fees had been incurred and was included as a component of interest expense in the consolidated statement of operations.

At December 31, 2015, the interest rate on the Line of Credit was 1.25%, though as noted above, the outstanding balance was $0. At December 31, 2014, the weighted average interest rate on all outstanding borrowings under the Line of Credit was 1.13%. At December 31, 2015 and 2014, the effective interest rate was 0% as there were no amounts outstanding.

The Company originally incurred and capitalized $238 of direct costs related to the establishment of the Credit Agreement with Wells Fargo. For the years ended December 31, 2015 and 2014, the Company amortized $60 and $66, respectively of these loan costs, which is included as a component of interest expense in the consolidated statement of operations.

The Company amortizes these deferred loan costs under the effective interest rate method. The carrying value of deferred loan costs at December 31, 2015 and 2014, was $0 and $60, respectively, and is included as a component of noncurrent other assets in the consolidated balance sheet.

The Credit Agreement includes a number of financial and non-financial debt covenants.

(11)	TREASURY STOCK

In fiscal year 2015 and 2014, the Company’s board of directors authorized the repurchase of up to $15,000 and $10,000, respectively, of the Company’s outstanding common stock. The Company’s board of directors also authorized the Company to enter into a Rule 10b5-1 plan when appropriate.

For the years ended December 31, 2015 and 2014, the Company purchased 2,110 and 1,813 shares, respectively, of ZAGG Inc common stock. Cash consideration paid for the purchase of ZAGG Inc common stock for the years ended December 31, 2015 and 2014 was $14,930 and $9,579, respectively, which included commissions paid to brokers of $61 and $54, respectively. For the years ended December 31, 2015 and 2014, the weighted average price per share was $7.32 and $5.25, respectively. The consideration paid has been recorded within stockholders’ equity in the consolidated balance sheet.

In addition, during the third quarter of 2015, the Company foreclosed on 80 shares of ZAGG Inc common stock linked to the full recourse note receivable described in Note 9. The Company foreclosed on these shares at a price per share of $8.59 and a total value of $688. These shares are currently being held by the Company as treasury stock.

During the third quarter of 2015, the Company’s board of directors approved an additional $20,000 stock repurchase program with no expiration date. As of December 31, 2015, the Company had not purchased any shares under this stock repurchase program.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

(12) COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2023. Future minimum rental payments required under the operating leases at December 31, 2015 are as follows:

2016	$1,235
2017	1,476
2018	1,343
2019	1,366
2020	1,397
Thereafter	3,596
Total	$10,413

For the years ended December 31, 2015, 2014 and 2013, rent expense was $1,642, $1,640, and $1,564, respectively. Rent expense is recognized on a basis which approximates straight line over the lease term. Rent expense for the years ended December 31, 2015, 2014, and 2013 was net of sublease income of $0, $910, and $996 respectively. Rent expense, net of sublease income, is recorded as a component of selling, general and administrative expense on the consolidated statement of operations.

Commercial Litigation

Lorence A. Harmer, et al v ZAGG Inc et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG and two of his affiliates, Harmer Holdings, LLC, and Teleportall, LLC (the “Harmer Parties”), filed a lawsuit against the Company, Robert G. Pedersen II, Brandon T. O’Brien, and KPMG LLP. The plaintiffs alleged that the defendants defamed Mr. Harmer, breached the Settlement Agreement and other agreements between the plaintiffs and the Company (alleging claims for breach of contract, breach of the covenant of good faith, and fair dealing), and interfered with other rights of the plaintiffs. The defendants denied all of the material allegations made by the plaintiffs. KPMG LLP was dismissed from the lawsuit in January 2012. In October 2012, the Company filed a counterclaim and third-party complaint against Harmer, Holdings, Teleportall and third-party Global Industrial Services Limited asserting claims for breach of contract, deficiency, indemnity and attorneys’ fees, breach of the implied covenant of good faith and fair dealing, quasi contract, unjust enrichment, quantum meruit and declaratory judgment. In June 2013, the court dismissed the plaintiffs’ claims for defamation, negligence, tortious interference, and interference with prospective economic relations against the Company and all claims against Messrs. Pedersen and O’Brien. In November 2013, the court entered default judgment on the Company’s third-party complaint against Global Industrial Services Limited. On May 21, 2015, the court granted summary judgment in the Company’s favor against the Harmer Parties, and thereafter entered a final judgment against the Harmer Parties in the amount of $4,735 with interest at 12% per annum until paid in full, and dismissed all of the Harmer Parties’ remaining claims against the Company with prejudice. On October 2, 2015, the court entered an order adding the amount of $1,396 to the judgment for the attorney fees and costs incurred by the Company in the litigation. The Harmer Parties filed a notice of appeal declaring their intention to seek review of the final judgment in the Utah appellate courts. The Company is moving forward with collection efforts pursuant to the final judgment. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Peter Kravitz v. ZAGG Inc., U.S. Bankruptcy Court, District of Delaware, Adv. Pro. No. 15-51558(BLS). On October 29, 2015, Kravitz, as Liquidating Trustee (the “Trustee”) of the RSH Liquidating Trust (formally known as RadioShack) filed a complaint against the Company, alleging, among other things, that the Company received preference payments for product the Company sold and delivered to RadioShack in the amount of $1,834 pursuant to Section 547 of the Bankruptcy Code and in the alternative pursuant to Section 548 of the Bankruptcy Code. The Company believes that the Trustee’s claims are without merit and is vigorously defending against them. On February 2, 2016, the Company filed its answer to the complaint stating, among other things, that the Company has a full and complete defense to the Trustee’s allegations in that all payments were received by the Company in the ordinary course of business and all payments received by the Company were paid pursuant to ordinary business terms. The Company also asserted the defense that the Company provided subsequent new value to RadioShack and that the payments are otherwise not recoverable by the Trustee. The case is currently in the discovery phase with trial to be held in 2017. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

Patent/Trademark Litigation

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

Inter Partes Review of Patent No. 8,567,596 B1 in the United States Patent and Trademark Office, Patent Trial and Appeal Board (“PTAB”), Case IPR2014-01262. On August 8, 2014, Tech 21 UK LTD. filed a Corrected Petition requesting inter partes review of claims 1-18 of U.S. Patent No. 8,567,596. Inter partes review was instituted on February 19, 2015. On January 27, 2016, the PTAB ordered that certain claims in the patent were unpatentable and other claims were canceled. The Company intends to appeal the PTAB’s decision in the Federal Circuit Court of Appeals. While under appeal, the patent remains in force. At December 31, 2015, unamortized book value of $2,235 remained on the Company’s books for acquisition costs related to this patent, which is included in the balance of intangible assets on the consolidated balance sheet. The Company will assess the impact to the book value of the patent acquisition costs upon resolution of the Company’s appeal to the Federal Circuit Court of Appeals.

Class Action Lawsuits

James H. Apple, et al. v. ZAGG Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00852; Ryan Draayer, et al. v. Zagg Inc, et al., U.S. District Court, District of Utah, 2:12-cv-00859.  On September 6 and 10, 2012, two putative class action lawsuits were filed by purported Company shareholders against the Company, Randall Hales, Brandon O’Brien, and Cheryl Larabee, as well as Robert G. Pedersen II, the Company’s former Chairman and CEO, and Edward Ekstrom and Shuichiro Ueyama, former members of the Company’s Board of Directors. These lawsuits were amended by a complaint filed on May 6, 2013. The plaintiffs sought certification of a class of purchasers of the Company’s stock between October 15, 2010 and August 17, 2012. The plaintiffs claimed that as a result of Mr. Pedersen’s alleged December 2011 margin account sales, the defendants initiated a succession plan to replace Mr. Pedersen as the Company’s CEO with Mr. Hales, but failed to disclose either the succession plan or Mr. Pedersen’s margin account sales, in violation of Sections 10(b), 14(a), and 20(a), and SEC Rules 10b-5 and 14a-9, under the Securities Exchange Act of 1934 (the “Exchange Act”). On March 7, 2013, the U.S. District Court for the District of Utah (the “Court”) consolidated the Apple and Draayer actions under the caption In re: Zagg, Inc. Securities Litigation, and on May 6, 2013, plaintiffs filed a consolidated complaint. On July 5, 2013, the defendants filed a motion to dismiss the consolidated complaint, which the Court granted on February 7, 2014. On February 25, 2014, plaintiffs filed a notice of appeal with the U.S. Court of Appeals, Tenth Circuit. The Tenth Circuit heard oral argument on the appeal on January 22, 2015, and issued a decision affirming the dismissal of all claims on August 18, 2015.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

Albert Pikk v. Robert G. Pedersen II, et al., U.S. District Court, District of Utah, Case No. 2:12-cv-01188; Rosenberg v. Robert G. Pedersen II, et al., U.S. District Court, District of Utah, Case No. 2:12-cv-01216.  On December 19 and 28, 2012, two shareholder derivative complaints were filed against several of the Company’s current and former officers and directors in the United States District Court for the District of Utah.  These complaints make allegations similar to those presented in the consolidated class action lawsuit, and allege various state law causes of action, including claims for breach of fiduciary duty, waste of corporate assets, unjust enrichment, and insider trading.  These complaints seek unspecified damages on behalf of the Company, which is named solely as a nominal defendant against whom no recovery is sought.  On February 26, 2013, the District Court consolidated the Pikk and Rosenberg actions under the caption In re ZAGG Inc. Shareholder Derivative Litigation, and on June 5, 2013, plaintiffs filed a consolidated complaint.  On April 4, 2014, the defendants filed a motion to dismiss the consolidated complaint, which the court granted on October 9, 2014. On January 8, 2015, plaintiffs filed a notice of appeal with the U.S. Court of Appeals, Tenth Circuit. Briefing for the appeal was completed on October 1, 2015, and the Tenth Circuit heard oral argument on January 19, 2016. The Tenth Circuit has not yet issued a decision.

Arthur Morganstern, et al. v. Robert G. Pedersen II, et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 120908452. On December 14, 2012, a shareholder derivative complaint was filed against several of the Company’s current and former officers and directors in Utah state court. The complaint made allegations similar to those presented in the consolidated class action lawsuit and alleged claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  The plaintiff in this action sought damages on behalf of the Company, which is named as a nominal defendant against whom no recovery is sought. The Morganstern action was dismissed pursuant to a stipulated motion to dismiss on January 22, 2016.

SEC Investigation

In the fourth quarter of 2012, the Company received requests to provide documentation and information to the staff of the SEC in connection with an investigation being conducted by the SEC’s Salt Lake City office. The Company believes the investigation includes a review of the facts and circumstances surrounding some of the same issues raised by the plaintiffs in the above lawsuits, including whether the Company failed to disclose Mr. Pedersen’s margin account sales. The Company responded to these requests and is cooperating with the staff although there has been no resolution to date.

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

The Company establishes reserves when a particular contingency is probable and estimable. Other than those discussed above, the Company has not accrued for any loss at December 31, 2015 in the condensed consolidated financial statements as the Company does not consider a loss to be probable or estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

(13) CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2015.

At December 31, 2015 and 2014, the balance of accounts receivable from three separate customers has exceeded 10%:

	2015	2014
Customer A	29%	48%
Customer B	5%	14%
Customer C	31%	4%

No other customer account balances were more than 10% of accounts receivable at December 31, 2015 or 2014. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

Concentration of sales

For the years ended December 31, 2015, 2014, or 2013, four customers accounted for over 10% of sales in a given year:

	2015	2014	2013
Customer A	20%	30%	26%
Customer B	9%	11%	18%
Customer C	11%	11%	6%
Customer D	17%	6%	5%

No other customer account balances were more that 10% of sales during 2015, 2014, or 2013. If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the years ended December 31, 2015, 2014, and 2013 was approximately:

	2015	2014	2013
United States	91%	90%	90%
Europe	8%	7%	5%
Other	1%	3%	5%

At December 31, 2015 and 2014, net assets located overseas in Shannon, Ireland totaled $8,387 and $8,050, respectively.

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

(14) SEGMENT REPORTING

The Company services North American customers out of its corporate headquarters located in Midvale, Utah (“ZAGG Domestic”). For rest of world customers, the Company operates out of its wholly-owned subsidiary located in Shannon, Ireland (“ZAGG International”). Both corporate locations have consistent business processes, sell the same basic products, and sell to the same type of customers at similar margins. Although discrete financial information for ZAGG Domestic and ZAGG International is regularly reviewed by the Company’s chief operating decision maker, the operations at both locations are consistent and ZAGG International’s operations do not rise to the level of significance to require separate segment reporting under US GAAP. Given this, management concluded that the Company should be considered a single reportable segment for disclosure purposes.

(15) – QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is presented in the following summary:

	Year ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$57,216	$66,689	$66,774	$78,632	$269,311
Income from operations	5,439	6,253	6,228	7,944	25,864
Net income	3,200	3,691	3,739	4,957	15,587
Earnings per share attributable to stockholders: (1)
Basic	$0.11	$0.13	$0.13	$0.18	$0.54
Diluted	0.11	0.12	0.13	0.18	0.54
Weighted average common shares:
Basic	29,380	29,521	28,734	27,483	28,773
Diluted	29,678	29,754	28,930	28,022	29,089

	Year ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$49,003	$50,154	$60,013	$102,415	$261,585
Income (loss) from operations	1,940	1,580	(6,611)	20,074	16,983
Net income (loss)	988	793	(4,319)	12,999	10,461
Earnings (loss) per share attributable to stockholders: (1)
Basic	$0.03	$0.03	$(0.14)	$0.44	$0.35
Diluted	0.03	0.03	(0.14)	0.43	0.34
Weighted average common shares:
Basic	30,549	30,281	30,312	29,854	30,247
Diluted	30,864	30,575	30,312	30,288	30,610

(1)	The earnings per share calculations for each of the quarters were based upon the weighted average number of shares outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per common share amounts.

The decline in income during the third quarter of 2014 was primarily linked to inventory write-downs recorded for product expected to be sold below the carrying value.

(16) DEFINED CONTRIBUTION PLAN

The Company offers a 401(k) plan for full-time employees that have been with the Company for over 90 days. The Company matches participant contributions of 100% up to 3% of an employees’ salary and 50% of contributions from 4-5% of an employees’ salary. Costs recognized for the year ended December 31, 2015, 2014, and 2013 related to the employer 401(k) match totaled $335, $414, and $263, respectively.

(17) SUBSEQUENT EVENTS

Acquisition of mophie

On February 2, 2016, the Company and ZM Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with mophie inc., a California corporation (“mophie”).

ZAGG INC AND SUBISDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

On the terms and subject to the conditions set forth in the Merger Agreement, the former mophie owners are entitled to receive aggregate closing merger consideration of $100,000 in cash.

The former mophie owners will participate in an earn-out period from April 1, 2016 to March 31, 2017 whereby the Company will pay-out additional consideration equal to five times mophie’s stand-alone EBITDA (as defined in the Merger Agreement) less the $100,000 upfront payment (subject to certain tax adjustments, escrow payments and bonus payments to mophie employees). The earn-out consideration, if any, shall be paid by issuance of up to $5,000 of shares of the Company’s common stock, and then in cash. Such shares of the Company’s common stock was valued as of February 1, 2016, the day prior to the announcement of the Merger Agreement.

In addition to the consideration described above, the former mophie owners will be entitled to receive certain contingent payments that include (i) mophie tax refunds for certain California hiring credits for the 2012 and 2013 tax years, net operating losses carried back to 2012 for California income taxes and 2013 for federal income taxes, and write-downs and losses resulting from the dissolution of a Dutch limited partnership, (ii) any refund or credit for pre-closing overpayments of customs and duties by mophie when and as determined to be payable by applicable government entities, (iii) the total proceeds from the sale of certain mophie excess real property located in Kalamazoo, Michigan, and (iv) the settlement proceeds or collection receipts from a lawsuit currently on appeal. The payment of amounts due under (i) – (iv) above will be net of the Company’s expenses incurred/paid in connection with actions taken with respect to these matters.

The Merger Agreement requires that cash in an amount equal to $5,000, plus 10% of earn-out consideration, if any, be placed in a third party escrow fund for eighteen months as partial security for the indemnification obligations under the Merger Agreement. The Company has agreed to use commercially reasonable efforts to obtain representation and warranty insurance which, if obtained, will reduce the escrow fund in an amount to be determined, but no less than $2,000.

On March 3, 2016, the Company and mophie closed on the transaction described above.

Credit Agreement

Concurrent with the close of the merger with mophie, the Company entered into a Credit and Security Agreement with KeyBank National Association (“KeyBank”), acting as administrative agent and swing line lender; KeyBanc Capital Markets Inc., acting as joint lead arranger and sole book runner; Zions Bank (“Zions”), as joint lead arranger; and JP Morgan Chase, as a member of the bank syndicate (“Credit and Security Agreement”). The Credit and Security Agreement replaces the Credit Agreement with Wells Fargo described in Note 10, which was terminated upon signing the Credit and Security Agreement.

The Credit and Security Agreement provides an $85,000 revolving credit commitment (“Revolver”). Borrowings and repayments under the Revolver may occur from time to time in the Company’s ordinary course of business through the maturity date of March 2, 2021, at which time any amounts outstanding are to be paid in full (60-month term). All borrowings under the Revolver are subject to a borrowing base limit, which is calculated from outstanding accounts receivable and inventory, and reported to the administrative agent monthly. Interest on the Revolver will accrue at the base rate plus 0.50% or LIBOR plus 1.50%. The Revolver is subject to an unused line fee calculated as 0.20% multiplied by the average unused amount of the Revolver.

The Credit and Security Agreement also provides a $25,000 term loan commitment (“Term Loan”). Payments on the Term Loan are to be made in consecutive monthly installments commencing on April 1, 2016 and continuing until the Term Loan is paid in full on March 2, 2020 (48-month term). Interest on the Term Loan will accrue at the base rate plus 1.0% or at a rate of LIBOR plus 2.0%.

The Credit and Security Agreement also provides for letters of credit with a fronting fee of 0.125% (paid per annum) for all issued and outstanding letters of credit

The Credit and Security Agreement provides for a lockbox and cash collateral account that will be maintained with the administrative agent. The Credit and Security Agreement is collateralized by substantially all of the assets of the Company. The Credit and Security Agreement establishes two debt covenants that are measured on a quarterly basis:

•	Maximum Leverage Ratio: Defined as the ratio of total funded indebtedness to Consolidated EBITDA (as defined in the Credit and Security Agreement), which cannot be more than 3.50 on a trailing four quarter basis.
•	Minimum Fixed Charge Coverage Ratio: Defined as the ratio of Consolidated EBITDA (as defined in the Credit and Security Agreement) minus taxes, capital distributions and unfunded capital expenditures divided by the sum of interest payments, principal payments, and capital lease payments; the minimum allowed under the Credit and Security Agreement is 1.10 on a trailing four quarter basis.