Form 10-Q
period 2016-03-31
ZAGG Inc
filed 2016-05-10
CIK 1296205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016, or

☐   Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 000-52211

ZAGG INC

(Exact name of registrant as specified in its charter)

Nevada	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 West Legacy Center Drive, Suite 500

Midvale, Utah 84047

(Address of principal executive offices with zip code)

(801) 263-0699

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,115,656 common shares as of May 1, 2016.

ZAGG INC AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS

Current assets
Cash and cash equivalents	$6,162	$13,002
Accounts receivable, net of allowances of $679 in 2016 and $568 in 2015	53,170	57,647
Inventories	83,755	45,912
Prepaid expenses and other current assets	2,258	3,142
Income tax receivable	11,879	1,158
Deferred income tax assets	36,725	10,840

Total current assets	193,949	131,701

Property and equipment, net of accumulated depreciation of $12,053 in 2016 and $10,539 in 2015	21,640	8,309

Goodwill	14,092	-

Intangible assets, net of accumulated amortization of $44,571 in 2016 and $41,803 in 2015	65,739	23,045

Deferred income tax assets	-	15,386

Other assets	2,346	1,100

Total assets	$297,766	$179,541

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$54,495	$33,846
Accrued liabilities	12,297	5,068
Accrued wages and wage related expenses	2,890	2,244
Deferred revenue	25	17
Sales returns liability	20,773	7,849
Current portion of long-term debt, net of deferred loan costs of $64 in 2016	6,186	-
Revolving line of credit	50,545	-

Total current liabilities	147,211	49,024

Noncurrent portion of long-term debt, net of deferred loan costs of $187 in 2016	18,563	-

Deferred income tax liabilities	2,593	-

Other noncurrent liabilities	513	-

Total liabilities	168,880	49,024

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized; 33,812 and 33,219 shares issued in 2016 and 2015, respectively	34	33
Additional paid-in capital	90,322	88,983
Accumulated other comprehensive loss	(1,278)	(1,597)
Treasury stock, 5,679 and 5,679 common shares in 2016 and 2015 respectively, at cost	(35,194)	(35,194)
Retained earnings	75,002	78,292

Total stockholders' equity	128,886	130,517

Total liabilities and stockholders' equity	$297,766	$179,541

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

Net sales	$62,432	$57,216
Cost of sales	38,703	34,258

Gross profit	23,729	22,958

Operating expenses:
Advertising and marketing	2,914	2,631
Selling, general and administrative	19,755	12,754
Transaction costs	2,017	-
Amortization of definite-lived intangibles	2,746	2,134

Total operating expenses	27,432	17,519

Income (loss) from operations	(3,703)	5,439

Other (expense) income:
Interest expense	(188)	(27)
Other (expense) income	(200)	80

Total other (expense) income	(388)	53

Income (loss) before provision for income taxes	(4,091)	5,492

Income tax benefit (provision)	801	(2,292)

Net (loss) income	$(3,290)	$3,200

Earnings (loss) per share:

Basic earnings (loss) per share	$(0.12)	$0.11

Diluted earnings (loss) per share	$(0.12)	$0.11

See accompanying notes to condensed consolidated financial statements.

2

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015

Net income (loss)	$(3,290)	$3,200

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	320	(852)

Total other comprehensive income (loss)	320	(852)

Comprehensive income (loss)	$(2,970)	$2,348

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net income (loss)	$(3,290)	$3,200
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Stock-based compensation	1,336	876
Excess tax benefits related to share-based payments	(570)	(198)
Depreciation and amortization	5,430	2,944
Deferred income taxes	(960)	87
Amortization of deferred loan costs	20	16
Changes in operating assets and liabilities, net of acquisition
Accounts receivable, net	18,097	31,319
Inventories	(1,550)	(226)
Prepaid expenses and other current assets	1,589	1,174
Other assets	(16)	-
Accounts payable	(19,156)	(20,426)
Income taxes receivable	1,200	(3,792)
Accrued liabilities	(1,705)	(2,332)
Accrued wages and wage related expenses	(184)	(310)
Deferred revenue	8	3
Sales return liability	(4,235)	(4,859)

Net cash (used in) provided by operating activities	(3,986)	7,476

Cash flows from investing activities
Purchase of property and equipment	(2,826)	(1,455)
Purchase of mophie, net of cash acquired	(74,743)	-

Net cash used in investing activities	(77,569)	(1,455)

Cash flows from financing activities
Payment of debt issuance costs	(1,022)	-
Proceeds from revolving credit facility, net	66,547	7,652
Payments on revolving credit facility	(16,003)	(7,652)
Proceeds from term loan facility	25,000	-
Payment of withholdings on restricted stock units	(621)	(718)
Proceeds from exercise of warrants and options	54	206
Excess tax benefits related to share-based payments	570	198

Net cash provided by (used in) financing activities	74,525	(314)

Effect of foreign currently exchange rates on cash equivalents	190	(441)

Net (decrease) increase in cash and cash equivalents	(6,840)	5,266

Cash and cash equivalents at beginning of the period	13,002	9,461

Cash and cash equivalents at end of the period	$6,162	$14,727

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$17	$18
Net cash paid (received) during the period for taxes	$(1,090)	$5,903

See accompanying notes to condensed consolidated financial statements.

4

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Three Months Ended March 31, 2016:

Purchase of $1,480 in fixed assets financed through accounts payable.

$106 in debt issuance costs financed through accounts payable.

For the Three Months Ended March 31, 2015:

Purchase of $117 in fixed assets financed through accounts payable.

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

(Unaudited)

(1)	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ZAGG Inc and its subsidiaries (“we,” “us,” “our,” “ZAGG,” or the “Company”) is an innovation leader in mobile tech accessories for smartphones and tablets. For over 10 years, ZAGG has developed creative product solutions that enhance and protect mobile devices for consumers around the world. The Company has an award-winning product portfolio that includes screen protection, mobile keyboards, power management, cases, social tech, and personal audio sold under the ZAGG, InvisibleShield®, mophie®, and iFrogz® brands.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations, and cash flows of the Company for the periods presented. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2015 Annual Report on Form 10-K. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

On March 3, 2016 the Company acquired mophie inc. ("mophie") for gross up-front cash consideration of $100,000. The results of operations of mopie are included in the Company's results of operations beginning on March 3, 2016. Based on the manner in which the Company manages, evaluates, and internally reports its operations, the Company determined that mophie will be reported as a separate operating segment. See Notes 2 and 14 for additional details on the acquisition and the Company's segments.

The condensed consolidated financial statements include the accounts of ZAGG Inc and its wholly owned subsidiaries ZAGG International Distribution Limited (“ZAGG International”); Patriot Corporation; ZAGG Intellectual Property Holding Co, Inc. (“ZAGG IP”); ZAGG Retail, Inc; mophie inc.; mophie LLC, mophie Technology Development Co., Ltd; mophie Netherlands Cooperatie U.A.; and mophie Limited. All intercompany transactions and balances have been eliminated in consolidation.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In addition to these policies, the Company has adopted a significant accounting policy relating to business combinations and accounting for goodwill as a result of the acquisition of mophie, as described below. Also, in connection with the acquisition of mophie, the Company changed its operating segments, as described in Note 14.

Business Combinations – We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engaged an independent third-party valuation firm to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased classes of intangible assets recorded by us include tradenames, technology, customer relationships, non-compete agreements, and backlog. The fair values assigned to the identified intangible assets are discussed in Note 2 to the condensed consolidated financial statements.

Significant estimates in valuing certain intangible assets include but are not limited to: future expected cash flows related to each individual asset, market position of the tradenames, as well as assumptions about cash flow savings from the tradenames, determination of useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Goodwill – At least annually and when events and circumstances warrant an evaluation, we perform our impairment assessment of goodwill. This assessment initially permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for the reporting unit.

However, if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two step analysis is performed, which incorporates a fair-value based approach. We determine the fair value of our reporting unit based on discounted cash flows and market approach analyses as considered necessary, and consider factors such as the economy, reduced expectations for future cash flows coupled with a decline in the market price of our stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its estimated fair value, a second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” Previously, debt issuance costs were recorded as assets on the balance sheet. This update requires that debt issuance costs related to a debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The Company adopted this standard during the first quarter of 2016.

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

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company adopted this standard during the first quarter 2016.

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

In February 2016, the FASB issued its new lease accounting standard, which requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. Lessees are allowed to account for short-term leases (i.e., leases with a term of 12 months or less) off-balance sheet, consistent with current operating lease accounting. A number of other significant changes to lease accounting have been effected through the issuance of this standard. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-11, which simplified accounting for share-based payments. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

(2)	ACQUISITION OF MOPHIE INC.

On February 2, 2016, ZAGG and ZM Acquisition, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with mophie, a California corporation, the principal shareholders of mophie named therein (the “Principal Shareholders”), and Daniel Huang as representative of the mophie shareholders, warrant holders, and option holders, pursuant to which Merger Sub merged with and into mophie, with mophie continuing as the surviving corporation (the “Merger”). On March 3, 2016 (the “Acquisition Date”), the Company completed the Merger. The combination of ZAGG and mophie creates a diversified market leader in multiple mobile accessories categories.

The Company purchased mophie for total gross up-front consideration of $100,000 in cash, subject to a working capital adjustment. The Merger Agreement includes an earn-out provision whereby additional consideration would be paid based on whether mophie’s 12-month Adjusted EBITDA (as defined in the Merger Agreement) from April 1, 2016 to March 31, 2017 (“Earnout Period”) exceeds $20,000. For every dollar in Adjusted EBITDA generated during the Earnout Period that exceeds $20,000, the Company will pay additional consideration at a five times multiple (“Earnout Consideration”). Any Earnout Consideration will initially be paid by the issuance of up to $5,000 in shares of the Company’s common stock valued as of February 2, 2016 (the day prior to the public announcement of the definitive agreement on February 3, 2016).

In addition to the Earnout Consideration, the Company will also remit cash to the Principal Shareholders once the following contingent items related to pre-acquisition operations have been resolved:

●	Federal and state tax refunds expected to be due to the Company related to 2012 and 2013 tax years.

●	Customs and duties refunds for pre-closing overpayments of customs and duties amounts to governmental agencies.

●	Proceeds from the sale of real property located in Kalamazoo, Michigan.

In addition, $2,000 of the cash consideration paid to the Principal Shareholders was placed in an escrow account to cover any potential tax, legal, or other contingencies that could potentially arise relating to pre-acquisition events for which ZAGG is indemnified. If charges exceed $2,000, ZAGG may recover these amounts through a $10,000 insurance policy related to representations and warranties. Currently, the Company is not aware of any such contingencies or potential indemnity claims.

The following summarizes the components of the purchase consideration:

Cash consideration	$100,000
Preliminary working capital adjustment	(23,478)
Preliminary contingent payments	2,027
Preliminary fair value of earnout consideration	1,565
Total purchase price	$80,114

The total purchase price of $80,114 has been preliminarily allocated to identifiable assets acquired and liabilities assumed based on their respective preliminary fair values. The excess of the purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed was recorded as goodwill. The allocation of goodwill to reportable segments has not yet been completed.

The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed as of the Acquisition Date. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are based on estimates and assumptions and are subject to revisions, which may result in adjustments to the preliminary values presented below, when management’s estimates are finalized:

Cash and cash equivalents	$1,779
Trade receivables (gross contractual receivables of $13,569)	13,483
Inventories	37,290
Prepaid expenses and other assets	1,073
Income tax receivable	11,548
Deferred tax assets	24,925
Property and equipment	10,196
Land held for sale	325
Amortizable identifiable intangible assets	45,463
Goodwill	14,092
Current liabilities	(80,060)
Total	$80,114

Due to the fact that the acquisition of mophie occurred in the current interim period and in light of the magnitude of the transaction, the Company’s fair value estimates for the purchase price, assets acquired, and liabilities assumed are preliminary and may change during the allowable measurement period. The allowable measurement period continues to the date the Company obtains and analyzes all relevant information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case is to exceed more than one year from the date of acquisition (March 3, 2017). The Company is analyzing information to verify assets acquired and liabilities assumed.

As part of the acquisition of mophie, the Company incurred legal, accounting, and other due diligence fees that were expensed when incurred. Total fees incurred related to the acquisition of mophie for the three months ended March 31, 2016 were $2,017, which are included as a component of selling, general, and administrative expenses on the condensed consolidated statement of operations.

Identifiable Intangible Assets

Classes of acquired intangible assets include tradenames, technology, customer relationships, non-compete agreements, and backlog. The fair value of the identifiable intangible assets was determined using various valuation methods, including the income and market approaches. For assets valued under the income approach, the estimate of the present value of expected future cash flows for each identifiable asset was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical data adjusted based on the Company’s historical experience and the expectations of market participants. The market approach was utilized to determine appropriate royalty rates applied to the valuation of the trademarks and technology. The preliminary amounts assigned to each class of intangible asset and the related preliminary weighted average amortization periods are as follows:

	Intangible asset class	Weighted-average amortization period

Tradenames	$18,693	10.0 years
Patents and technology	14,137	7.6 years
Customer relationships	10,170	5.0 years
Non-compete agreements	2,164	5.0 years
Backlog	299	0.3 years
Total	$45,463

Goodwill

Goodwill represents the excess of the mophie purchase price over the fair value of the assets acquired and liabilities assumed.

The Company believes that the primary factors supporting the amount of goodwill recognized are the significant growth opportunities and expected synergies of the combined entity.

Results of Operations

The results of operations of mophie are included in the Company’s results of operations beginning on March 3, 2016. From March 3, 2016 through March 31, 2016, mophie generated net sales of $7,636 and had a net loss of $4,115.

Pro forma Results from Operations

The following unaudited pro-forma results of operations for the three months ended March 31, 2016 and 2015 give pro forma effect as if the acquisition and borrowings used to finance the acquisition had occurred on January 1, 2015, after giving effect to certain adjustments including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

	3 Months Ended
	March 31, 2016	March 31, 2015
Net sales	$79,759	$109,781
Net loss	$(6,395)	$(2,997)
Basic net loss per share	$(.23)	$(.10)
Diluted net loss per share	$(.23)	$(.10)

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

For the three months ended March 31, 2016 and 2015, pro forma net income includes projected amortization expense of $2,392 and $1,924, respectively. In addition, the Company included interest from the new credit facility and amortization of debt issuance costs for the three months ended March 31, 2016 and 2015 of $493 and $523, respectively. Material non-recurring adjustments excluded from the pro forma financial information above consists of the $6,937 step up of mophie inventory to its fair value, which is expected to be recorded as an unfavorable adjustment to cost of goods sold during the six months following the acquisition date.

The unaudited pro forma results do not reflect events that either have occurred or may occur after the Merger, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods. They also do not give effect to certain charges that the Company expects to incur in connection with the Merger, including, but not limited to, additional professional fees, employee integration, retention and severance costs, or product rationalization charges.

(3)	DEBT AND LETTERS OF CREDIT

Concurrent with the close of the Merger on March 3, 2016, the Company entered into a Credit and Security Agreement with KeyBank National Association (“KeyBank”), acting as administrative agent and swing line lender; KeyBanc Capital Markets Inc., acting as joint lead arranger and sole book runner; Zions Bank (“Zions”), as joint lead arranger; and JP Morgan Chase, as a member of the bank syndicate (“Credit and Security Agreement”). The Credit and Security Agreement replaces the prior credit agreement with Wells Fargo, which was terminated upon signing the Credit and Security Agreement.

The Credit and Security Agreement provides an $85,000 revolving credit commitment (“Line of Credit”). Borrowings and repayments under the Line of Credit may occur from time to time in the Company’s ordinary course of business through the maturity date of March 2, 2021, at which time any amounts outstanding are to be paid in full (60-month term). All borrowings under the Line of Credit are subject to a borrowing base limit, which is calculated from outstanding accounts receivable and inventory, and reported to the administrative agent monthly. Interest on the Line of Credit will accrue at the base rate plus 0.50% or LIBOR plus 1.50%. The Line of Credit is subject to an unused line fee calculated as 0.20% multiplied by the average unused amount of the Line of Credit.

The Credit and Security Agreement also provides a $25,000 term loan commitment (“Term Loan”). Principal and interest payments on the Term Loan are to be made in consecutive monthly installments of $521 commencing on April 1, 2016 and continuing until the Term Loan is paid in full on March 2, 2020 (48-month term). Interest on the Term Loan will accrue at the base rate plus 1.0% or at a rate of LIBOR plus 2.0%.

The Credit and Security Agreement also provides for letters of credit with a fronting fee of 0.125% (paid per annum) for all issued and outstanding letters of credit.

The Credit and Security Agreement provides for a lockbox and cash collateral account that will be maintained with KeyBank. The Credit and Security Agreement is collateralized by substantially all of the assets of the Company. The Credit and Security Agreement establishes two debt covenants that are measured on a quarterly basis starting with the quarter-ended June 30, 2016:

●	Maximum Leverage Ratio: Defined as the ratio of total funded indebtedness to Consolidated EBITDA (as defined in the Credit and Security Agreement), which cannot be more than 3.50 on a trailing four quarter basis.

●	Minimum Fixed Charge Coverage Ratio: Defined as the ratio of Consolidated EBITDA (as defined in the Credit and Security Agreement) minus taxes, capital distributions and unfunded capital expenditures divided by the sum of interest payments, principal payments, and capital lease payments; the minimum allowed under the Credit and Security Agreement is 1.10 on a trailing four quarter basis.

In connection with the establishment of the Credit and Security Agreement, the Company incurred and capitalized $1,128 of direct costs; $872 of the costs are related to the line of credit and as such are reflected as a component of prepaid expense and other current assets, and $256 was reflected as an offset to long-term debt in the condensed consolidated balance sheet. For the three months ended March 31, 2016, the Company amortized $20 of these loan costs, which are included as a component of interest expense in the condensed consolidated statements of operations. For the three months ended March 31, 2015, the Company amortized $16 of capitalized costs related to the Wells Fargo credit agreement, which are included as a component of interest expense in the condensed consolidated statements of operations. All costs capitalized associated with the Wells Fargo credit agreement were fully amortized at December 31, 2015.

For the three months ended March 31, 2016 and 2015, $8 and $9, respectively, in unused line fees were incurred and included as a component of interest expense in the condensed consolidated statements of operations.

At March 31, 2016 and 2015, the weighted average interest rate on all outstanding borrowings under the revolving lines of credit was 3.21% and 1.13%, respectively. At March 31, 2016, the effective interest rate on the Term Loan was 2.96%.

Contractual future payments under the Credit and Security Agreement are as follows:

	Line of Credit	Term Loan	Total

Remaining 2016	$—	$4,688	$4,688
2017	—	6,250	6,250
2018	—	6,250	6,250
2019	—	6,250	6,250
2020	—	1,562	1,562
Thereafter	50,545	—	50,545
Total	$50,545	$25,000	$75,545

(4)	INTANGIBLE ASSETS

Amortizable intangibles as of March 31, 2016, and December 31, 2015, were as follows:

	As of March 31, 2016
	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$10,170	$(30,463)	$21,207	7.4 years
Tradenames	12,921	18,693	(6,887)	24,727	9.8 years
Patents and technology	6,002	14,137	(2,868)	17,271	8.9 years
Non-compete agreements	4,100	2,164	(3,960)	2,304	4.9 years
Other	324	299	(393)	230	2.2 years
Total amortizable assets	$64,847	$45,463	$(44,571)	$65,739	8.2 years

	As of December 31, 2015
	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$—	$(29,150)	$12,350	8.0 years
Tradenames	12,921	—	(6,253)	6,668	9.5 years
Patents and technology	5,805	198	(2,381)	3,622	11.9 years
Non-compete agreements	4,100	—	(3,729)	371	4.8 years
Other	324	—	(290)	34	4.1 years
Total amortizable assets	$64,650	$198	$(41,803)	$23,045	8.4 years

Customer relationships, tradenames, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization. The remaining amortizable intangible assets are amortized using the straight line method over their estimated useful life. For the three months ended March 31, 2016 and 2015, amortization expense was $2,768 and $2,155, respectively. Amortization expense is primarily recorded as a component of operating expense. However, amortization expense related to acquired technology for the three months ended March 31, 2016 and 2015, of $22 and $21, respectively, is recorded as a component of cost of sales.

Estimated future amortization expense is as follows:

Remaining 2016	$11,920
2017	13,315
2018	11,030
2019	9,606
2020	7,013
Thereafter	12,855
Total	$65,739

(5)	INVENTORIES

At March 31, 2016, and December 31, 2015, inventories consisted of the following:

	March 31, 2016	December 31, 2015

Finished goods	$82,085	$44,764
Raw materials	1,670	1,148
Total inventory	$83,755	$45,912

In addition, included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at March 31, 2016 and December 31, 2015 of $360 and $813, respectively.

(6)	STOCK-BASED COMPENSATION

The Company granted 529 and 545 restricted stock units during the three months ended March 31, 2016 and 2015, respectively. The restricted stock units granted during the three months ended March 31, 2016 and 2015, were estimated to have a weighted-average fair value per share of $9.87 and $6.51, respectively. The fair value of the restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock units vest annually on a straight-line basis over a nine-month (annual board of directors’ grant) to three-year vesting term, depending on the terms of the individual grant.

As part of the 529 and 545 shares of restricted stock granted as discussed above, during the first three months of 2016 and 2015, the Company granted 373 and 269 shares of restricted stock, respectively, to certain executives of the Company where vesting is linked to specific performance criterion. The shares of restricted stock granted in 2016 only vest upon the Company’s achievement of specified thresholds of net sales, Adjusted EBITDA, or specific goals for the individual executive. The shares of restricted stock granted in 2015 only vested upon the achievement of specified thresholds of net sales, Adjusted EBITDA, and earnings per share. As of March 31, 2016, the Company believes it is probable that it will achieve the targets for 321 shares of restricted stock granted in the first three months of 2016. Of the 269 shares of restricted stock granted in 2015, 224 shares vested (including 7 shares granted in excess of the original grant due to the Company exceeding the operating thresholds) and 52 shares were forfeited.

The Company recorded share-based compensation expense only for those restricted stock units that are expected to vest. The estimated fair value of the restricted stock units is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense related to restricted stock units of $1,336 and $876, respectively, which is included as a component of selling, general, and administrative expense.

During the three months ended March 31, 2016 and 2015, certain ZAGG employees elected to receive a net amount of shares upon the vesting of a restricted stock unit grant in exchange for the Company paying the minimum statutory withholding amount of the employees’ tax liabilities for the fair value of the award on the vesting date. This resulted in the Company paying $621 and $718, respectively, which is reflected as a reduction of additional paid-in capital.

(7)	INCOME TAXES

The Company’s effective tax rate was 19.6% and 41.7% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due to (1) a decrease in the state rate used for deferred taxes caused by the acquisition of mophie and the resulting change in the mix of state apportionment factors, which resulted in a discrete item being recognized during 2016, and (2) reduced losses from foreign jurisdictions that are taxed at a 0% rate. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 35%, due to state taxes, permanent items, and the Company’s global tax strategy.

(8)	EARNINGS PER SHARE

Basic earnings per common share excludes dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if restricted stock units, or other common stock equivalents were exercised or converted into common stock. The dilutive effect of restricted stock units or other common stock equivalents is calculated using the treasury stock method.

The following is a reconciliation of the denominator used to calculate basic earnings per share and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Net income (loss)	$(3,290)	$3,200
Weighted average shares outstanding:
Basic	27,710	29,380
Dilutive effect of warrants and restricted stock units	—	298
Diluted	27,710	29,678
Earnings (loss) per share:
Basic	$(0.12)	$0.11
Diluted	$(0.12)	$0.11

For the three months ended March 31, 2015, warrants and restricted stock units to purchase 442 shares of common stock were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock units, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

(9)	TREASURY STOCK

During the fourth quarter of 2015, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s outstanding common stock with no expiration date. The Company’s board of directors also authorized the Company to enter into a Rule 10b5-1 plan when appropriate.

For the three months ended March 31, 2016 and 2015, no purchases of treasury stock occurred.

(10)	NOTE RECEIVABLE

In June 2008, Lorence Harmer became a member of the Company’s board of directors and in December 2009, was appointed as the chairman of the audit committee. Mr. Harmer introduced the Company to a consumer electronics product, which became known as the ZAGGbox. The Company subsequently entered into negotiations with Teleportall, LLC (“Teleportall”), the owner of the technology used in the ZAGGbox, regarding production and distribution of the ZAGGbox. In 2009 and 2010 the Company entered into various agreements with Teleportall, including agreements appointing the Company as the exclusive distributor for the ZAGGbox in North America, issued purchase orders for ZAGGbox units in the aggregate amount of $3,500 and advanced to Teleportall a total of $3,900 against the total purchase price for the units ordered by the Company. Additionally, in May 2010, the Company entered into an agreement with Harmer Holdings, LLC (“Holdings”), an affiliate of Mr. Harmer, under which Holdings agreed to repurchase unsold ZAGGboxes under certain circumstances.

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

At March 31, 2016 and December 31, 2015, the entire unpaid balances on the note receivable was fully reserved. The total unpaid principal balance, including accrued interest, late fees, attorney fees, and costs incurred in collection, totaled $4,939 and $4,836, respectively. The increase to the reserve during the three months ended March 31, 2016 consisted of accrued interest of $103.

(11)	FAIR VALUE MEASURES

Fair Value of Financial Instruments

At March 31, 2016, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a line of credit, and a term loan. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these financial instruments. The carrying value of the debt balances approximate fair value because the variable interest rates reflect current market rates and terms.

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

At March 31, 2016, and December 31, 2015, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown:

		Fair Value Measurements Using:
	March 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$5	$5	—	—

		Fair Value Measurements Using:
	December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$375	$375	—	—

(12)	CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2016.

At March 31, 2016 and December 31, 2015, the balance of accounts receivable from two separate customers exceeded 10%:

	March 31, 2016	December 31, 2015
Customer A	17%	29%
Customer B	34%	31%

No other customer account balances were more than 10% of accounts receivable at March 31, 2016 or December 31, 2015. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

Concentration of sales

For the three months ended March 31, 2016 and 2015, three customers individually accounted for over 10% of the quarterly revenues in each respective quarter:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Customer A	13%	19%
Customer B	10%	19%
Customer C	7%	12%
Customer D	19%	8%

No other customers accounted for more than 10% of sales for the three months ended March 31, 2016 and 2015. If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the three months ended March 31, 2016 and 2015 was approximately:

	Three months ended March 31, 2016	Three months ended March 31, 2015
United States	88%	92%
Europe	9%	7%
Other	3%	1%

(13)	COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2023. Future minimum rental payments required under the operating leases at March 31, 2016 are as follows:

Remaining 2016	$1,890
2017	2,421
2018	1,721
2019	1,454
2020	1,485
Thereafter	4,036
Total	$13,007

For the three months ended March 31, 2016 and 2015, rent expense was $717 and $394, respectively, and is included in selling, general and administrative expense in the condensed consolidated statement of operations.

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

Patent/Trademark Litigation

ZAGG Intellectual Property Holding Co v. Tech21 et al., U.S. District Court, District of Utah, 2:14-cv-00113-BCW. On February 18, 2014, ZAGG IP filed a complaint against Tech21, Ltd. alleging, among other things, that the defendant makes, uses, sells, offers for sale, and/or imports into the United States a kit for protecting a surface of an electronic device that infringes at least one claim of ZAGG IP’s U.S. patent No. 8,567,596 entitled Electronic Device Protective Film Application Kit and Method (the “‘596 Patent”). The defendant has not filed any counterclaims and no material determinations have been made by the court in this matter. During the first quarter of 2016, a Notice of Voluntary Dismissal was filed in this case requesting that this action be dismissed without prejudice to any party.

ZAGG Intellectual Property Holding Co v. Superior Communications, Inc., U.S. District Court, District of Utah 2:14-cv-00121-TS. On February 19, 2014, ZAGG IP filed a complaint against Superior Communications, Inc. alleging, among other things, that the defendant makes, uses, sells, offers for sale, and/or imports into the United States kits for protecting a surface of an electronic device that infringe at least one claim of the ‘596 Patent. The defendant has not filed any counterclaims and no material determinations have been made by the court in this matter. This litigation was administratively closed on August 26, 2014. During the first quarter of 2016, a Notice of Voluntary Dismissal was filed in this case requesting that this action be dismissed without prejudice to any party.

Inter Partes Review of Patent No. 8,567,596 B1 in the United States Patent and Trademark Office, Patent Trial and Appeal Board (“PTAB”), Case IPR2014-01262. On August 8, 2014, Tech 21 UK LTD. filed a Corrected Petition requesting inter partes review of claims 1-18 of U.S. Patent No. 8,567,596. Inter partes review was instituted on February 19, 2015. On January 27, 2016, the PTAB ordered that certain claims in the patent were unpatentable and other claims were canceled. The Company intends to appeal the PTAB’s decision in the Federal Circuit Court of Appeals. While under appeal, the patent remains in force. At March 31, 2016, unamortized book value of $2,163 remained on the Company’s books for acquisition costs related to this patent, which is included in the balance of intangible assets on the consolidated balance sheet. The Company will assess the impact to the book value of the patent acquisition costs upon resolution of the Company’s appeal to the Federal Circuit Court of Appeals.

Derivative Lawsuits

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

The Company establishes reserves when a particular contingency is probable and estimable. Other than those discussed above, the Company has not accrued for any loss at March 31, 2016 in the condensed consolidated financial statements as the Company does not consider a loss to be probable or estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

(14)	SEGMENT REPORTING

The Company designs, produces, and distributes professional and premium creative product solutions in domestic and international markets. The Company’s operations are conducted in two reporting business segments: ZAGG and mophie. The Company defines its segments as those operations whose results its chief operating decision maker (“CODM”) regularly reviews to analyse performance and allocate resources. The results of operations of mophie are included in the Company’s results of operations beginning on March 3, 2016.

The ZAGG segment designs and distributes screen protection, keyboards for tablet computers and other mobile devices, earbuds, headphones, Bluetooth speakers, mobile power, cables, and cases under the ZAGG, InvisibleShield, and iFrogz brands. Domestic operations are headquartered in Midvale, Utah, while international operations are directed from Shannon, Ireland.

The mophie segment designs and distributes power cases, mobile power, and cables under the mophie brand. Domestic operations are headquartered in Tustin, California, while international operations are directed from Amsterdam, Netherlands.

The Company measures the results of its segments using, among other measures, each segment's net sales, gross profit, and operating income (loss). The Company may revise the measurement of each segment's operating income (loss) as determined by the information regularly reviewed by the CODM.

Net sales by segment are as follows:

	Three months ended March 31, 2016	Three months ended March 31, 2015

ZAGG segment	$54,796	$57,216
mophie segment	7,636	—
Net sales	$62,432	$57,216

Gross profit by segment is as follows:

	Three months ended March 31, 2016	Three months ended March 31, 2015

ZAGG segment	$22,819	$22,958
mophie segment	910	—
Gross profit	$23,729	$22,958

Income (loss) from operations by segment is as follows:

	Three months ended March 31, 2016	Three months ended March 31, 2015

ZAGG segment	$413	$5,439
mophie segment	(4,116)	—
Income (loss) from operations	$(3,703)	$5,439

Total assets by segment are as follows:

	March 31, 2016	December 31, 2015

ZAGG segment	$137,230	$179,541
mophie segment	160,536	—
Total assets	$297,766	$179,541

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

ZAGG® Inc (“we,” “us,” “our,” “ZAGG,” or the “Company”) is an innovation leader in mobile tech accessories for smartphones and tablets. For over 10 years, ZAGG has developed creative product solutions that enhance and protect mobile devices for consumers around the world. The Company has an award-winning product portfolio that includes screen protection, mobile keyboards, power management, cases, social tech, and personal audio sold under the ZAGG, InvisibleShield®, mophie®, and iFrogz® brands.

Headquartered in Midvale, Utah, ZAGG has operations in the United States, Ireland, the Netherlands, and China, and has over 500 employees.

Established to act as a foundation for the company, there are three corporate objectives and seven core values that guide ZAGG daily:

Corporate Objectives	Core Values
The Preferred Brand	Integrity
Creative Product Solutions	Ownership
Targeted Global Distribution	Care for People
Passion
Continuous Improvement
Performance
Sense of Urgency

The corporate objectives align the functional teams’ goals and execution. Every ZAGG employee is trained to understand their role in executing to these objectives. Each core value acts as a key component in working toward ZAGG’s main objectives of providing creative product solutions, executing targeted global distribution, and being the preferred brand for its customers. While ZAGG is now a global leader in mobile accessories, it’s still at its core a scrappy, entrepreneurial company with a humble attitude wanting to earn its customers' trust every day.

We maintain our corporate headquarters at 910 West Legacy Center Drive, Suite 500; Midvale, UT, 84047. The telephone number of the Company is 801-263-0699. Our website addresses are www.ZAGG.com and www.mophie.com. The URLs are included here as inactive textual references. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into this report.

Our Brands

ZAGG: Empowering people to live their lives unleashed

The ZAGG brand empowers people to live their lives unleashed. Our products are designed to feature cutting-edge design and innovation to provide portability, style, and productivity that can keep up with even the most mobile users. We believe that with the right mobile accessories, no one ever has to feel tethered or held back.

ZAGG keyboards are designed to offer our customers an enhanced and innovative productivity experience. Since entering this category in 2010, ZAGG has continually reinvented its line of keyboards while also providing timely, curated solutions for new devices released by Apple, Microsoft, and Samsung, as well as other leading mobile device manufacturers. In addition to device-specific keyboards and folio keyboard cases, ZAGG has produced a universal line of full-size Bluetooth® keyboards compatible with virtually any device and mobile operating system. We continue to innovate and expand our wireless keyboard product lines as end users’ requirements evolve in this rapidly changing market segment.

ZAGG mobile power is a top U.S. brand in portable chargers. At CES 2016, we debuted our award-winning mobile charging station, available for market in 2016.

InvisibleShield: Leader in screen protection

InvisibleShield is focused on producing industry-leading screen and device protection. From protective film and glass to cases, InvisibleShield products offer customers a wide array of protection types and features, all with a lifetime warranty.

Our films were originally developed to protect the leading edge of rotary blades on military helicopters. Through constant innovation, we continue to formulate new films that are designed to offer the highest standards in self-healing scratch and impact protection. We also continue to drive innovation around simplifying the customer application experience like we’ve done with our EZ Apply® tabs. InvisibleShield also provides custom-fit screen protection for thousands of device types through our automated On Demand solution. With On Demand, retailers can supply customers with screen protection for nearly any device model, all without ever having to hold excess inventory.

We launched InvisibleShield Glass during the first quarter of 2014, which is designed to provide premium screen protection and clarity, along with a superior feel and universally compatible touch sensitivity. The InvisibleShield brand also offers mobile device cases, like the popular Orbit case, to complement our screen protection and provide a full device protection solution. As a market leader, we work to anticipate our customers’ needs in premium screen protection by constantly evaluating and staying ahead of market trends.

mophie: Leader in mobile power

mophie, a leading battery case and mobile power manufacturer, is a California-based, award-winning designer and manufacturer that empowers the mobile world to stay powerful. Widely acclaimed for innovative mobile solutions, mophie is the proud developer of the original juice pack®. mophie products are recognized for style and engineered for performance, providing a seamless integration of hardware, software, and design.

mophie has created an ecosystem of mobile accessories that provide both power and protection for virtually any mobile device. From its groundbreaking battery cases and battery cases with extra data storage options to universal batteries, cables, adapters, and docks, mophie’s product lines represent innovation that’s at the forefront of design and development.

iFrogz: Active lifestyle products

iFrogz is strategically positioned to bring audio to the value space by providing a product assortment that represents outstanding performance, active lifestyles, and dual-purpose designs that are on trend with consumers’ needs.

In 2007, iFrogz released its first audio products under the EarPollution™ product line. The eclectic selection of earbuds and headphones specifically targeted a younger demographic while still appealing to a wide spectrum of consumers. iFrogz continues to innovate and expand its headphone and earbud products to include offerings for all ages under both the EarPollution and iFrogz brands. In 2013, iFrogz began including portable Bluetooth speakers for music lovers on the move that combine impressive audio quality, clever functionality, and eye-catching design.

iFrogz rounds out its product selection with cases and power. It began manufacturing cases in 2006, initially for the Apple iPod. These unique cases were well received by the market due to their blend of fashion, quality, and design. iFrogz cases have expanded to include a wide array of sleek and stylish options for new generations of Apple iPod, iPhone, iPad, and Samsung Galaxy smartphones and tablets. iFrogz power products consist of colorful chargers, power banks, and cables, offering tremendous value for a wide consumer demographic.

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 1 “Nature of Operations and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (amounts in thousands, except per share data)

Net sales

Net sales for the three months ended March 31, 2016, were $62,432 compared to net sales of $57,216 for the three months ended March 31, 2015, an increase of $5,216 or 9%. The increase in sales comparing the three months ended March 31, 2016 to 2015 was primarily related to mophie sales of $7,636 from March 3, 2016, the acquisition date, to the end of the quarter. This increase was partially offset by a decline in keyboard sales due to overall softness in the tablet market compared to the prior year period.

The percentage of sales related to our key product lines for the three months ended March 31, 2016 and 2015, was approximately:

	2016	2015
Screen Protection	65%	63%
Keyboards	12%	24%
Power Management	10%	2%
Audio	8%	7%
Power Cases	4%	-
Other	1%	4%

The percentage of sales related to our key distribution channels for three months ended March 31, 2016 and 2015, was approximately:

	2016	2014
Indirect channel	85%	89%
Website	9%	5%
Mall cart and kiosk program	6%	6%

The percentage of sales by geographic region for the three months ended March 31, 2016 and 2015, was approximately:

	2016	2015
United States	88%	92%
Europe	9%	7%
Other	3%	1%

Gross profit

Gross profit for the three months ended March 31, 2016, was $23,729 or approximately 38% of net sales, as compared to $22,958 or approximately 40% of net sales for the three months ended March 31, 2015. The decrease in gross profit percentage is due to (1) $1,153 in expense recorded through cost of sales related to the sale of acquired mophie inventory that was recorded at fair value through purchase accounting, and (2) the impact of mophie gross profit margins, which were lower than the Company’s historical gross profit margins.

Operating expenses

Total operating expenses for the three months ended March 31, 2016, were $27,432, an increase of $9,913, or 57%, from total operating expenses for the three months ended March 31, 2015, of $17,519. The $9,913 increase was primarily attributable to increases for (1) mophie operating expenses from March 3, 2016, the date of acquisition, to the end of the quarter, which included $819 of amortization related to intangible assets acquired as part of the mophie acquisition, (2) $2,017 of expenses incurred related to the acquisition of mophie, (3) salaries and benefits due to additional management team headcount, and (4) stock-based compensation expenses due to 2016 grants being made at a higher stock price compared to the prior period.

Income (loss) from operations

We reported a loss from operations of ($3,703) for the three months ended March 31, 2016 compared to income from operations of $5,439 for the three months ended March 31, 2015, a decrease of $9,142. The decrease in income from operations was due primarily to the mophie loss from operations of ($4,116), mophie acquisition expenses of $2,017, and the other operating expense items discussed above. These decreases were partially offset by increased profit margins and income from operations from the ZAGG segment.

Other income (expense)

For the three months ended March 31, 2016, total other expense, net was $388 compared to other income, net of $53 for the three months ended March 31, 2015. The increase in expense is primarily related to interest expense incurred on the higher debt levels compared to the prior period.

Income taxes

We recognized an income tax benefit of $801 for the three months ended March 31, 2016, compared to income tax expense of $2,292 for the three months ended March 31, 2015. Our effective tax rate was 19.6% and 41.7% for the three months ended March 31, 2016 and 2015, respectively. The decrease in the effective tax rate was primarily due (1) a decrease in the state rate used for deferred taxes caused by the acquisition of mophie and the resulting change in the mix of state apportionment factors, which resulted in a discrete item being recognized during 2016, and (2) reduced losses from foreign jurisdictions that are taxed at a 0% rate. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 35%, due to state taxes, permanent items, and the Company’s global tax strategy.

Net income (loss)

As a result of these factors, we reported a net loss of $3,290 or ($0.12) per share on a fully diluted basis for the quarter ended March 31, 2016 compared to net income of $3,200 or $0.11 per share on a fully diluted basis for the quarter ended March 31, 2015.

Segment Information

ZAGG segment net sales for the three months ended March 31, 2016, were $54,796 compared to net sales of $57,216 for the three months ended March 31, 2015, a decrease of $2,420 or 4%. The decrease in net sales was largely due to a decline in keyboard sales due to overall softness in the tablet market compared to the prior year period. Net sales for the mophie segment, which included sales from the March 3, 2016 acquisition date to March 31, 2016, totaled $7,636.

ZAGG net income from operations totaled $413 for the three months ended March 31, 2016 compared to income from operations of $5,439 for the three months ended March 31, 2015, a decrease of $5,026. The decrease in income from operations was due primarily to mophie acquisition expenses of $2,017, increased salaries and benefits due to additional management team headcount, and increased stock-based compensation expenses due to 2016 grants being made at a higher stock price compared to the prior period. These decreases were partially offset by increased profit margins. The net loss from operations for the mophie segment totaled ($4,116).

Liquidity and Capital Resources (in thousands)

At March 31, 2016, our principal sources of liquidity are cash used in operations due to mophie working capital requirements, cash on-hand, the term loan, and a revolving line of credit. Our principal uses of cash have been the acquisition of mophie and to fund working capital requirements.

Cash and cash equivalents on-hand decreased to $6,162 on March 31, 2016, from $13,002 on December 31, 2015, a decrease of $6,840. The decrease in cash is largely the result of cash used for the purchase of mophie, cash used for working capital requirements at mophie, and purchases of fixed assets; these decreases were partially offset by strong cash collections during the first quarter of 2016 from accounts receivable outstanding at December 31, 2015. Earnings from foreign operations are considered permanently re-invested and of the $6,162 cash balance on March 31, 2016, cash from foreign entities totaled $3,872, which constitutes 63% of the total cash and cash equivalents balance.

Accounts receivable, net of allowances, decreased to $53,170 on March 31, 2016, from $57,647 on December 31, 2015, a decrease of $4,477. The decrease is due to strong cash collections from accounts receivable outstanding at December 31, 2015. This decrease was partially offset by accounts receivable from the mophie acquisition.

Accounts payable increased to $54,495 on March 31, 2016, from $33,846 on December 31, 2015, an increase of $20,649. The increase is due to the acquisition of mophie and related payables, which was partially offset by payments made during the first quarter of 2016 on payable balances due at December 31, 2015.

At March 31, 2016, we had working capital of $46,738 compared to $82,677 as of December 31, 2015. The decrease in working capital is primarily related to the current liability classification of the line of credit under US GAAP, although the maturity date is not until March 3, 2021. Despite the maturity date in 2021, US GAAP requires that the line of credit be classified as a current liability due the existence of a lockbox arrangement with the bank whereby cash collections are automatically swept against the line of credit.

Based on the current level of operations, we believe that cash generated from operations, cash on hand, and available borrowings under existing credit arrangements will be adequate to fund expected capital expenditures and working capital needs for the next 12 months.

Segment Information

ZAGG segment cash and cash equivalents decreased to $5,827 on March 31, 2016, from $13,002 on December 31, 2015, a decrease of $7,175. The decrease in cash is largely the result of cash from operations of $17,457, offset by cash used for the purchase of mophie and purchases of fixed assets. mophie segment cash and cash equivalents totaled $335 and mophie was a user of cash from operations of ($21,443) due to working capital requirements.

Debt and Letters of Credit

Concurrent with the close of the Merger on March 3, 2016, the Company entered into a Credit and Security Agreement with KeyBank National Association (“KeyBank”), acting as administrative agent and swing line lender; KeyBanc Capital Markets Inc., acting as joint lead arranger and sole book runner; Zions Bank (“Zions”), as joint lead arranger; and JP Morgan Chase, as a member of the bank syndicate (“Credit and Security Agreement”). The Credit and Security Agreement replaces the prior credit agreement with Wells Fargo, which was terminated upon signing the Credit and Security Agreement.

The Credit and Security Agreement provides an $85,000 revolving credit commitment (“Line of Credit”). Borrowings and repayments under the Line of Credit may occur from time to time in the Company’s ordinary course of business through the maturity date of March 2, 2021, at which time any amounts outstanding are to be paid in full (60-month term). All borrowings under the Line of Credit are subject to a borrowing base limit, which is calculated from outstanding accounts receivable and inventory, and reported to the administrative agent monthly. Interest on the Line of Credit will accrue at the base rate plus 0.50% or LIBOR plus 1.50%. The Line of Credit is subject to an unused line fee calculated as 0.20% multiplied by the average unused amount of the Line of Credit.

The Credit and Security Agreement also provides a $25,000 term loan commitment (“Term Loan”). Principal and interest payments on the Term Loan are to be made in consecutive monthly installments of $521 commencing on April 1, 2016 and continuing until the Term Loan is paid in full on March 2, 2020 (48-month term). Interest on the Term Loan will accrue at the base rate plus 1.0% or at a rate of LIBOR plus 2.0%.

The Credit and Security Agreement also provides for letters of credit with a fronting fee of 0.125% (paid per annum) for all issued and outstanding letters of credit.

The Credit and Security Agreement provides for a lockbox and cash collateral account that will be maintained with KeyBank. The Credit and Security Agreement is collateralized by substantially all of the assets of the Company. The Credit and Security Agreement establishes two debt covenants that are measured on a quarterly basis starting with the quarter-ended June 30, 2016:

●	Maximum Leverage Ratio: Defined as the ratio of total funded indebtedness to Consolidated EBITDA (as defined in the Credit and Security Agreement), which cannot be more than 3.50 on a trailing four quarter basis.

●	Minimum Fixed Charge Coverage Ratio: Defined as the ratio of Consolidated EBITDA (as defined in the Credit and Security Agreement) minus taxes, capital distributions and unfunded capital expenditures divided by the sum of interest payments, principal payments, and capital lease payments; the minimum allowed under the Credit and Security Agreement is 1.10 on a trailing four quarter basis.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of March 31, 2016:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Term Loan payments	$25,000	$5,208	$12,500	$7,292	$—
Line of Credit payments	50,545	—	—	—	50,545
Interest on Term Loan and Line of Credit	6,660	1,248	2,903	2,322	187
Operating lease obligations	13,007	1,890	4,142	2,939	4,036
Total	$95,212	$8,346	$19,545	$12,553	$54,768

(1)	Unrecognized uncertain tax benefits of $1,360 are not included in the table above as we are not sure when the amount will be paid.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in foreign currency exchange rates and interest rates. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions.

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

Changes in Internal Control over Financial Reporting

The acquisition of mophie on March 3, 2016, represents a material change in internal control over financial reporting since management’s last assessment of our internal control over financial reporting which was completed as of December 31, 2015. The mophie business utilizes separate information and accounting systems and processes. We intend to exclude the operations of mophie from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended December 31, 2016. We are in the process of implementing our internal control structure over the acquired mophie operations and expect that this effort will be completed in 2016. We intend to extend our Sarbanes-Oxley Section 404 compliance program to include the mophie business beginning in 2017.

Other than the acquisition of mophie, there were no significant changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), which could materially affect our business, financial condition or future results. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2015 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

ZAGG INC

Date: May 10, 2016	/s/ RANDALL L. HALES
Randall L. Hales,
Chief Executive Officer, President, & Director
(Principal executive officer)

Date: May 10, 2016	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday,
Chief Financial Officer
(Principal financial officer)

