Form 10-Q
period 2016-06-30
ZAGG Inc
filed 2016-08-03
CIK 1296205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2016, or

☐   Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ______________ to _____________.

Commission File No. 000-52211

ZAGG INC

(Exact name of registrant as specified in its charter)

Delaware	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,123,292 common shares as of August 1, 2016.

ZAGG INC AND SUBSIDIARIES

FORM 10-Q

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$9,250	$13,002
Accounts receivable, net of allowances of $433 in 2016 and $568 in 2015	64,885	57,647
Inventories	68,856	45,912
Prepaid expenses and other current assets	1,988	3,142
Income tax receivable	14,329	1,158
Deferred income tax assets	28,223	10,840
Total current assets	187,531	131,701

Property and equipment, net of accumulated depreciation of $14,235 in 2016 and $10,539 in 2015	20,112	8,309

Goodwill	28,725	-

Intangible assets, net of accumulated amortization at $49,366 in 2016 and $41,803 in 2015	66,522	23,045

Deferred income tax assets	9,462	15,386

Other assets	2,337	1,100
Total assets	$314,689	$179,541

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$62,595	$33,846
Accrued liabilities	16,258	5,068
Accrued wages and wage related expenses	3,349	2,244
Deferred revenue	97	17
Sales returns liability	30,164	7,849
Current portion of long-term debt, net of deferred loan costs of $65 in 2016	6,185	-
Revolving line of credit	50,006	-
Total current liabilities	168,654	49,024

Noncurrent portion of long-term debt, net of deferred loan costs of $173 in 2016	17,014	-

Other noncurrent liabilities	513	-
Total liabilities	186,181	49,024

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized; 33,817 and 33,219 shares issued in 2016 and 2015, respectively	34	33
Additional paid-in capital	91,273	88,983
Accumulated other comprehensive loss	(1,562)	(1,597)
Treasury stock, 5,679 common shares in 2016 and 2015, at cost	(35,194)	(35,194)
Retained earnings	73,957	78,292

Total stockholders' equity	128,508	130,517
Total liabilities and stockholders' equity	$314,689	$179,541

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net sales	$99,833	$66,689	$162,266	$123,905
Cost of sales	68,960	41,732	107,664	75,991

Gross profit	30,873	24,957	54,602	47,914

Operating expenses:
Advertising and marketing	2,275	2,060	5,189	4,691
Selling, general and administrative	24,880	14,510	44,635	27,264
Transaction costs	305	-	2,322	-
Amortization of long-lived intangibles	4,765	2,134	7,511	4,268

Total operating expenses	32,225	18,704	59,657	36,223

Income (loss) from operations	(1,352)	6,253	(5,055)	11,691

Other income (expense):
Interest expense	(604)	(27)	(792)	(53)
Other income (expense)	9	(59)	(191)	21

Total other income (expense), net	(595)	(86)	(983)	(32)

Income (loss) before provision for income taxes	(1,947)	6,167	(6,038)	11,659

Income tax benefit (provision)	901	(2,476)	1,703	(4,767)

Net (loss) income	$(1,046)	$3,691	$(4,335)	$6,892

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.04)	$0.13	$(0.16)	$0.23
Diluted earnings (loss) per share	$(0.04)	$0.12	$(0.16)	$0.23

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net (loss) income	$(1,046)	$3,691	$(4,335)	$6,892

Other comprehenseive (loss) income, net of tax:
Foreign currency translation (loss) gain	(284)	359	35	(493)

Total other comprehensive (loss) gain	(284)	359	35	(493)

Comprehensive (loss) income	$(1,330)	$4,050	$(4,300)	$6,399

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net (loss) income	$(4,335)	$6,892
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	2,291	1,810
Excess tax benefits related to share-based payments	(566)	(186)
Depreciation and amortization	14,568	6,049
Deferred income taxes	(43)	(407)
Amortization of deferred loan costs	81	33
Changes in operating assets and liabilities, net of acquisition
Accounts receivable, net	5,666	21,631
Inventories	1,104	4,025
Prepaid expenses and other current assets	1,859	475
Income tax receivable	(1,095)	(5,251)
Other assets	(210)	30
Accounts payable	(8,506)	(26,514)
Accrued liabilities	(202)	(1,251)
Accrued wages and wage related expenses	12	(547)
Deferred revenue	69	(6)
Sales returns liability	(7,274)	(2,663)

Net cash provided by operating activities	3,419	4,120

Cash flows from investing activities
Purchase of property and equipment	(4,700)	(1,893)
Purchase of mophie, net of cash acquired	(74,743)	-

Net cash used in investing activities	(79,443)	(1,893)

Cash flows from financing activities
Payment of debt issuance costs	(1,144)	-
Proceeds from revolving credit facility	142,477	2,218
Payments on revolving credit facility	(92,471)	(2,218)
Proceeds from term loan facility	25,000	-
Payments on term loan facility	(1,563)	-
Payment of withholdings on restricted stock units	(621)	(718)
Proceeds from exercise of warrants and options	54	206
Excess tax benefits related to share-based payments	566	186

Net cash provided by (used in) financing activities	72,298	(326)

Effect of foreign currency exchange rates on cash and cash equivalents	(26)	(211)

Net (decrease) increase in cash and cash equivalents	(3,752)	1,690

Cash and cash equivalents at beginning of the period	13,002	9,461

Cash and cash equivalents at end of the period	$9,250	$11,151

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$566	$27
Cash paid during the period for taxes	$834	$10,339

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars and shares in thousands)

(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Six Months Ended June 30, 2016:

Purchase of $1,234 in fixed assets financed through accounts payable and accrued liabilities.

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

ZAGG Inc and its subsidiaries (“we,” “us,” “our,” “ZAGG,” or the “Company”) are innovation leaders in mobile tech accessories for smartphones and tablets. For over 10 years, ZAGG has developed creative product solutions that enhance and protect mobile devices for consumers around the world. The Company has an award-winning product portfolio that includes screen protection, mobile keyboards, power management, cases, social tech, and personal audio sold under the ZAGG, InvisibleShield®, mophie®, and iFrogz® brands.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position, the results of operations, and cash flows of the Company for the periods presented. These consist of normal recurring adjustments and adjustments related to the acquisition disclosed in Note 2. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2015 Annual Report on Form 10-K. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

On March 3, 2016 the Company acquired mophie inc. ("mophie") for gross up-front cash consideration of $100,000, subject to a preliminary working capital adjustment of $23,478. The results of operations of mophie are included in the Company's results of operations beginning on March 3, 2016. Based on the manner in which the Company manages, evaluates, and internally reports its operations, the Company determined that mophie will be reported as a separate reportable segment. See Notes 2 and 14 for additional details on the acquisition and the Company's segments.

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

Business Combinations – We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engaged an independent third-party valuation firm to assist us in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased classes of intangible assets recorded by us include tradenames, technology, customer relationships, non-compete agreements, and backlog. The fair values assigned to the identified intangible assets are discussed in Note 2 to the condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The ASU also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB voted to approve a one year deferral of the effective date of this ASU. This deferral was issued by the FASB in ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date”. As a result of ASU No. 2015-14 the Company expects that it will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients”. The amendments and practical expedients presented in the ASU aim to simplify the transition to the new standard, to provide practical expedients for transition and sales taxes, and to clarify certain aspects of the standard. The Company is currently evaluating the impact these ASU will have on its consolidated financial statements.

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

On February 2, 2016, ZAGG and ZM Acquisition, Inc. (“Merger Sub”), a Delaware corporation and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with mophie, a California corporation, the principal shareholders of mophie named therein (the “Principal Shareholders”), and Daniel Huang as representative of the mophie shareholders, warrant holders, and option holders, pursuant to which Merger Sub agreed to merge with and into mophie, with mophie continuing as the surviving corporation (the “Merger”). On March 3, 2016 (the “Acquisition Date”), the Company completed the Merger. The combination of ZAGG and mophie creates a diversified market leader in multiple mobile accessories categories.

The Company purchased mophie for total gross up-front consideration of $100,000 in cash, subject to a working capital adjustment. The Merger Agreement includes an earn-out provision whereby additional consideration could be paid based on whether mophie’s 12-month Adjusted EBITDA (as defined in the Merger Agreement) from April 1, 2016 to March 31, 2017 (the “Earnout Period”) exceeds $20,000. For every dollar in Adjusted EBITDA generated during the Earnout Period that exceeds $20,000, the Company will pay additional consideration at a five times multiple (“Earnout Consideration”). Any Earnout Consideration will initially be paid by the issuance of up to $5,000 in shares of the Company’s common stock valued as of February 2, 2016 (the day prior to the public announcement of the definitive agreement on February 3, 2016).

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

In addition, $2,000 of the cash consideration paid to the Principal Shareholders was placed in an escrow account to cover potential tax, legal, or other contingencies that could arise relating to pre-acquisition events for which ZAGG is indemnified. If charges exceed $2,000, ZAGG may recover these amounts through a $10,000 insurance policy related to representations and warranties.

The following summarizes the components of the purchase consideration:

Cash consideration	$100,000
Preliminary working capital adjustment	(23,478)
Preliminary contingent payments	6,791
Preliminary fair value of earnout consideration	1,599
Total purchase price	$84,912

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

The total purchase price of $84,912 has been preliminarily allocated to identifiable assets acquired and liabilities assumed based on their respective preliminary fair values. The total preliminary purchase price has been adjusted in the current period as a result of additional information related to the estimate of fair value of the assets acquired and liabilities assumed. This adjustment was recorded as an adjustment to goodwill during the second quarter. The excess of the purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. The allocation of goodwill to reportable segments has not yet been completed. The Company has performed preliminary analyses related to the calculation of the working capital adjustment and contingent payments, as these items relate to purchase accounting under U.S. GAAP. The working capital adjustment and the contingent payments are currently under review by the Company and the Principal Shareholders and the final determination of the working capital adjustment and contingent payments is still pending receipt of information in order to determine the appropriate amounts and these balances are yet to be agreed upon by the Company and the Principal Shareholders. The final determination and resolution of these items could result in a material adjustment to preliminary purchase price, including the preliminary allocation of purchase price to identifiable assets acquired and liabilities assumed, and could result in a material adjustment to the Company’s results of operations.

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

Cash and cash equivalents	$1,779
Trade receivables (gross contractual receivables of $12,824)	12,823
Inventories	27,313
Prepaid expenses and other assets	1,073
Income tax receivable	11,537
Deferred tax assets	11,416
Property and equipment	10,196
Land held for sale	325
Amortizable identifiable intangible assets	51,040
Goodwill	28,725
Accounts payable	(37,359)
Income tax payable	(196)
Accrued liabilities	(3,653)
Deferred revenue	(10)
Sales returns liability	(29,584)
Other noncurrent liabilities	(513)
Total	$84,912

The following table summarizes the change in preliminary estimates that were recorded during the second quarter:

	March 31, 2016	Change in Preliminary Estimates	June 30, 2016
Cash and cash equivalents	$1,779	$-	$1,779
Trade receivables	13,483	(660)	12,823
Inventories	37,290	(9,977)	27,313
Prepaid expenses and other assets	1,073	-	1,073
Income tax receivable	11,548	(11)	11,537
Deferred tax assets	24,925	(13,509)	11,416
Property and equipment	10,196	-	10,196
Land held for sale	325	-	325
Amortizable identifiable intangible assets	45,463	5,577	51,040
Goodwill	14,092	14,633	28,725
Accounts payable	(38,121)	762	(37,359)
Income tax payable	(196)	-	(196)
Accrued liabilities	(6,092)	2,439	(3,653)
Deferred revenue	(10)	-	(10)
Sales returns liability	(17,150)	(12,434)	(29,584)
Other noncurrent liabilities	(18,491)	17,978	(513)
Total	$80,114	$4,798	$84,912

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

Because the acquisition of mophie occurred in an interim period and in light of the magnitude of the transaction and existing uncertainties, the Company’s fair value estimates for the purchase price, assets acquired, and liabilities assumed are preliminary and may change during the allowable measurement period. The allowable measurement period continues to the date the Company obtains and analyzes all relevant information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case is to exceed more than one year from the date of acquisition (March 3, 2017). The Company is analyzing information to verify assets acquired and liabilities assumed.

As part of the acquisition of mophie, the Company incurred legal, accounting, and other due diligence fees that were expensed when incurred. Total fees incurred related to the acquisition of mophie for the three and six months ended June 30, 2016 were $305 and $2,322, respectively, which are included as a component of operating expenses on the condensed consolidated statement of operations.

Identifiable Intangible Assets

Classes of acquired intangible assets include tradenames, patents and technology, customer relationships, non-compete agreements, and backlog. The fair value of the identifiable intangible assets was determined using various valuation methods, including the income and market approaches. For assets valued under the income approach, the estimate of the present value of expected future cash flows for each identifiable asset was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical data adjusted based on the Company’s historical experience and the expectations of market participants. The market approach was utilized to determine appropriate royalty rates applied to the valuation of the trademarks and technology. The preliminary amounts assigned to each class of intangible asset and the related preliminary weighted average amortization periods are as follows:

	Intangible asset class	Weighted-average amortization period

Tradenames	$19,648	10.0 years
Patents and technology	19,960	7.4 years
Customer relationships	8,648	5.0 years
Non-compete agreements	2,384	5.0 years
Backlog	400	0.3 years
Total	$51,040

Goodwill

Goodwill represents the excess of the mophie purchase price over the fair value of the assets acquired and liabilities assumed.

The Company believes that the primary factors supporting the amount of goodwill recognized are the significant growth opportunities and expected synergies of the combined entity.

Results of Operations

The results of operations of mophie are included in the Company’s results of operations beginning on March 3, 2016. For the three months ended June 30, 2016, mophie generated net sales of $32,023 and had a net loss of $9,613. For the period March 3, 2016 through June 30, 2016, mophie generated net sales of $39,659 and had a net loss of $13,727.

Pro forma Results from Operations

The following unaudited pro-forma results of operations for the three months ended June 30, 2015 and the six months ended June 30, 2016 and 2015 give pro forma effect as if the acquisition and borrowings used to finance the acquisition had occurred on January 1, 2015, after giving effect to certain adjustments including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

3 Months Ended
June 30, 2015
Net sales	$125,155
Net income	$2,181
Basic earnings per share	$0.07
Diluted earnings per share	$0.07

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

	6 Months Ended
	June 30, 2016	June 30, 2015
Net sales	$179,592	$234,935
Net loss	$(7,155)	$(1,112)
Basic loss per share	$(0.25)	$(0.04)
Diluted loss per share	$(0.25)	$(0.04)

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of January 1, 2015. Furthermore, such unaudited pro forma information is not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

For the three months ended June 30, 2015, pro forma net income includes pro forma amortization expense of $2,609. In addition, the Company included interest from the new credit facility and amortization of debt issuance costs for the three months ended June 30, 2015 of $538, respectively. Material non-recurring adjustments excluded from the pro forma financial information above consists of the $4,988 step up of mophie inventory to its fair value, which is expected to be recorded as an unfavorable adjustment to cost of goods sold during the six months following the acquisition date.

For the six months ended June 30, 2016 and 2015, pro forma net loss includes projected amortization expense of $4,412 and $5,418, respectively. In addition, the Company included interest from the new credit facility and amortization of debt issuance costs for the six months ended June 30, 2016 and 2015 of $1,007 and $1,081, respectively.

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

The Credit and Security Agreement provides for a lockbox and cash collateral account that is maintained with KeyBank. The Credit and Security Agreement is collateralized by substantially all of the assets of the Company. The Credit and Security Agreement establishes two financial debt covenants that are measured on a quarterly basis starting with the quarter-ended June 30, 2016:

●	Maximum Leverage Ratio: Defined as the ratio of total funded indebtedness to Consolidated EBITDA (as defined in the Credit and Security Agreement), which cannot be more than 3.50 on a trailing four quarter basis.

●	Minimum Fixed Charge Coverage Ratio: Defined as the ratio of Consolidated EBITDA minus taxes, capital distributions and unfunded capital expenditures divided by the sum of interest payments, principal payments, and capital lease payments; the minimum allowed under the Credit and Security Agreement is 1.10 on a trailing four quarter basis.

In connection with the establishment of the Credit and Security Agreement, the Company incurred and capitalized $1,144 of direct costs; $884 of the costs are related to the line of credit and as such are reflected as a component of other assets, and $260 was reflected as an offset to long-term debt in the condensed consolidated balance sheet. For the three and six months ended June 30, 2016, the Company amortized $60 and $81, respectively, of these loan costs, which are included as a component of interest expense in the condensed consolidated statements of operations. For the three and six months ended June 30, 2015, the Company amortized $17 and $33, respectively, of capitalized costs related to the Wells Fargo credit agreement, which are included as a component of interest expense in the condensed consolidated statements of operations. All costs capitalized associated with the Wells Fargo credit agreement were fully amortized at December 31, 2015.

For the three and six months ended June 30, 2016, $14 and $22, respectively, in unused line fees were incurred and included as a component of interest expense in the condensed consolidated statements of operations. For the three and six months ended June 30, 2015, $9 and $18, respectively, in unused line fees were incurred and included as a component of interest expense in the condensed consolidated statements of operations.

At June 30, 2016 and 2015, the weighted average interest rate on all outstanding borrowings under the revolving line of credit was 1.98% and 1.13%, respectively. At June 30, 2016, the effective interest rate on the Term Loan was 3.02%.

Contractual future payments under the Credit and Security Agreement are as follows:

	Line of Credit	Term Loan	Total

Remaining 2016	$—	$3,125	$3,125
2017	—	6,250	6,250
2018	—	6,250	6,250
2019	—	6,250	6,250
2020	—	1,562	1,562
Thereafter	50,006	—	50,006
Total	$50,006	$23,437	$73,443

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

(4)	INTANGIBLE ASSETS

Amortizable intangibles as of June 30, 2016, and December 31, 2015, were as follows:

	As of June 30, 2016
	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$8,648	$(32,012)	$18,136	7.5 years
Tradenames	12,921	19,648	(8,045)	24,524	9.8 years
Patents and technology	6,003	19,960	(4,354)	21,609	8.5 years
Non-compete agreements	4,100	2,384	(4,259)	2,225	4.9 years
Other	324	400	(696)	28	2.0 years
Total amortizable assets	$64,848	$51,040	$(49,366)	$66,522	8.2 years

	As of December 31, 2015
	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$—	$(29,150)	$12,350	8.0 years
Tradenames	12,921	—	(6,253)	6,668	9.5 years
Patents and technology	5,805	198	(2,381)	3,622	11.9 years
Non-compete agreements	4,100	—	(3,729)	371	4.8 years
Other	324	—	(290)	34	4.1 years
Total amortizable assets	$64,650	$198	$(41,803)	$23,045	8.4 years

Customer relationships, tradenames, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization. The remaining amortizable intangible assets are amortized using the straight-line method over their estimated useful life. For the three and six months ended June 30, 2016, amortization expense was $4,795 and $7,562, respectively. Amortization expense is primarily recorded as a component of operating expense. However, amortization expense related to acquired technology for the three and six months ended June 30, 2016, of $30 and $52, respectively, is recorded as a component of cost of sales.

For the three and six months ended June 30, 2015, amortization expense was $2,163 and $4,318, respectively. Amortization expense related to acquired technology for the three and six months ended June 30, 2015, of $29 and $50, respectively, was recorded as a component of cost of sales.

Estimated future amortization expense is as follows:

Remaining 2016	$8,393
2017	14,443
2018	11,573
2019	10,516
2020	7,609
Thereafter	13,988
Total	$66,522

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

(5)	INVENTORIES

At June 30, 2016, and December 31, 2015, inventories consisted of the following:

	June 30, 2016	December 31, 2015

Finished goods	$67,598	$44,764
Raw materials	1,258	1,148
Total inventories	$68,856	$45,912

In addition, included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at June 30, 2016 and December 31, 2015 of $218 and $813, respectively.

(6)	STOCK-BASED COMPENSATION

During the three and six months ended June 30, 2016, the Company granted 380 and 713 restricted stock units, respectively. During the three and six months ended June 30, 2015, the Company granted zero and 545 restricted stock units, respectively. The restricted stock units granted during the three and six months ended June 30, 2016, were estimated to have a weighted-average fair value per share of $5.40 and $7.33, respectively. The restricted stock units granted during the six months ended June 30, 2015, were estimated to have a weighted-average fair value per share of $6.51. The fair value of restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock units vest annually on a straight-line basis over a nine-month (annual board of directors’ grant) to three-year vesting term, depending on the terms of the individual grant.

As part of the 713 and 545 grants discussed above, during the first six months of 2016 and 2015, the Company granted 418 and 268 restricted stock units, respectively, to certain executives and employees of the Company where vesting is linked to specific performance criteria. The shares of restricted stock granted in 2016 only vest upon the Company’s achievement of specified thresholds of net sales, Adjusted EBITDA (as defined in the grant), or specific goals for the individual executive. The shares of restricted stock granted in 2015 only vested upon the achievement of specified thresholds of net sales, Adjusted EBITDA, and earnings per share. As of June 30, 2016 the Company believes it is probable that it will achieve the targets for 418 shares of restricted stock granted in the first six months of 2016. Of the 268 restricted stock units granted in 2015, 224 shares vested (including 7 shares granted in excess of the original grant due to the Company exceeding the operating thresholds) and 52 shares were forfeited.

The Company recorded share-based compensation expense only for those restricted stock units that are expected to vest. The estimated fair value of restricted stock units is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three and six months ended June 30, 2016, the Company recorded equity-based compensation expense related to restricted stock units of $957 and $2,291, respectively, which is included as a component of selling, general and administrative expense. During the three and six months ended June 30, 2015, the Company recorded equity-based compensation expense related to restricted stock units of $934 and $1,810, respectively, which is included as a component of selling, general and administrative expense.

During the six months ended June 30, 2016 and 2015, certain ZAGG employees elected to receive a net amount of shares upon the vesting of a restricted stock unit grant in exchange for the Company paying the minimum statutory withholding amount of the employees’ tax liabilities for the fair value of the award on the vesting date. This resulted in the Company paying $621 and $718, respectively, which is reflected as a reduction of additional paid-in capital.

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

During the three and six months ended June 30, 2016, the Company’s effective tax rate was 46% and 28%, respectively. During the three and six months ended June 30, 2015, the Company’s effective tax rate was 40% and 41%, respectively. The change in the effective tax rate for three month period ended June 30, 2016 is primarily due to an increase in acquisition costs and other permanent items. The decrease in the effective tax rate for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily due to (1) a decrease in the state rate used for deferred taxes caused by the acquisition of mophie and the resulting change in the mix of state apportionment factors, which resulted in a discrete item being recognized during Q1 2016, and (2) reduced losses from foreign jurisdictions that are taxed at a 0% rate. The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35% due to foreign and state taxes, permanent items, and the Company’s global tax strategy.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three months ended
	June 30, 2016	June 30, 2015
Net (loss) income	$(1,046)	$3,691
Weighted average shares outstanding:
Basic	28,126	29,521
Dilutive effect of stock options, restricted stock units, and warrants	—	233
Diluted	28,126	29,754
Earnings (loss) per share:
Basic	$(0.04)	$0.13
Diluted	$(0.04)	$0.12

	Six months ended
	June 30, 2016	June 30, 2015
Net (loss) income	$(4,335)	$6,892
Weighted average shares outstanding:
Basic	27,918	29,451
Dilutive effect of stock options, restricted stock units, and warrants	—	265
Diluted	27,918	29,716
Earnings (loss) per share:
Basic	$(0.16)	$0.23
Diluted	$(0.16)	$0.23

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

For the three months ended June 30, 2016 warrants and restricted stock units to purchase 895 shares of common stock were not considered in calculating diluted earnings per share as their effect would have been anti-dilutive.

For the three months ended June 30, 2015, warrants and restricted stock units to purchase 100 shares of common stock were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock units, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive. Also excluded from the calculation of diluted earnings per share for the three months ended June 30, 2015 were 466 restricted stock units granted that were not yet vested as the performance conditions were not met (see further discussion in Note 6).

For the six months ended June 30, 2016 warrants and restricted stock units to purchase 895 shares of common stock were not considered in calculating diluted earnings per share as their effect would have been anti-dilutive.

For the six months ended June 30, 2015 warrants and restricted stock units to purchase 270 shares of common stock were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock units, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive. Also excluded from the calculation of diluted earnings per share for the six months ended June 30, 2015 were 466 restricted stock units granted that were not yet vested as the performance conditions were not met (see further discussion in Note 6).

(9)	TREASURY STOCK

During the fourth quarter of 2015, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s outstanding common stock with no expiration date. The Company’s board of directors also authorized the Company to enter into a Rule 10b5-1 plan when appropriate.

For the three and six months ended June 30, 2016, no purchases of treasury stock occurred.

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

At June 30, 2016 and December 31, 2015, the entire unpaid balance on the note receivable was fully reserved. The total unpaid principal balance, including accrued interest, late fees, attorney fees, and costs incurred in collection, totaled $5,047 and $4,836, respectively. The increase to the reserve during the six months ended June 30, 2016 consisted of accrued interest of $211.

(11)	FAIR VALUE MEASURES

Fair Value of Financial Instruments

At June 30, 2016, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a line of credit, and a term loan. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these financial instruments. The carrying value of the debt balances approximate fair value because the variable interest rates reflect current market rates and terms.

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

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

At June 30, 2016, and December 31, 2015, the following assets were measured at fair value on a recurring basis using the level of inputs shown:

		Fair Value Measurements Using:
	June 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$5	$5	—	—

		Fair Value Measurements Using:
	December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$375	$375	—	—

(12)	CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2016.

At June 30, 2016 the balance of accounts receivable from three separate customers exceeded 10%. At December 31, 2015, the balance of accounts receivable from two separate customers exceeded 10%:

	June 30, 2016	December 31, 2015
Customer A	12%	29%
Customer B	37%	31%
Customer C	12%	5%

No other customer account balances were more than 10% of accounts receivable at June 30, 2016 or December 31, 2015. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

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

Concentration of sales

For each of the three months ended June 30, 2016 and 2015, two customers individually accounted for over 10% of the quarterly revenues in each respective quarter:

	Three months ended June 30, 2016	Three months ended June 30, 2015
Customer A	9%	23%
Customer B	27%	14%
Customer C	12%	5%

No other customers accounted for more than 10% of sales for the three months ended June 30, 2016 and 2015. If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

For each of the six months ended June 30, 2016 and 2015, three customers individually accounted for over 10% of the quarterly revenues in each respective period:

	Six months ended June 30, 2016	Six months ended June 30, 2015
Customer A	10%	21%
Customer B	24%	11%
Customer C	11%	12%

No other customers accounted for more than 10% of sales for the six months ended June 30, 2016 and 2015. If the Company loses one or more of the Company’s significant customers, it would have a material adverse effect on the Company’s financial condition and results of operations.

The percentage of sales by geographic region for the three months ended June 30, 2016 and 2015, was approximately:

	Three months ended June 30, 2016	Three months ended June 30, 2015
United States	90%	91%
Europe	6%	8%
Other	4%	1%

The percentage of sales by geographic region for the six months ended June 30, 2016 and 2015, was approximately:

	Six months ended June 30, 2016	Six months ended June 30, 2015
United States	89%	92%
Europe	7%	7%
Other	4%	1%

(13)	COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2023. Future minimum rental payments required under the operating leases at June 30, 2016 are as follows:

Remaining 2016	$1,279
2017	2,173
2018	1,663
2019	1,452
2020	1,483
Thereafter	4,027
Total	$12,077

For the three months ended June 30, 2016 and 2015, rent expense was $939 and $398, respectively, and is included in selling, general and administrative expense in the condensed consolidated statements of operations.

For the six months ended June 30, 2016 and 2015, rent expense was $1,657 and $792, respectively, and is included in selling, general and administrative expense in the condensed consolidated statements of operations.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

Commercial Litigation

Lorence A. Harmer, et al v ZAGG Inc et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG and two of his affiliates, Harmer Holdings, LLC, and Teleportall, LLC (the “Harmer Parties”), filed a lawsuit against the Company, Robert G. Pedersen II, Brandon T. O’Brien, and KPMG LLP. The plaintiffs alleged that the defendants defamed Mr. Harmer, breached the Settlement Agreement and other agreements between the plaintiffs and the Company (alleging claims for breach of contract, breach of the covenant of good faith, and fair dealing), and interfered with other rights of the plaintiffs. The defendants denied all of the material allegations made by the plaintiffs. KPMG LLP was dismissed from the lawsuit in January 2012. In October 2012, the Company filed a counterclaim and third-party complaint against Harmer, Holdings, Teleportall and third-party Global Industrial Services Limited asserting claims for breach of contract, deficiency, indemnity and attorneys’ fees, breach of the implied covenant of good faith and fair dealing, quasi contract, unjust enrichment, quantum meruit and declaratory judgment. In June 2013, the court dismissed the plaintiffs’ claims for defamation, negligence, tortious interference, and interference with prospective economic relations against the Company and all claims against Messrs. Pedersen and O’Brien. In November 2013, the court entered default judgment on the Company’s third-party complaint against Global Industrial Services Limited. On May 21, 2015, the court granted summary judgment in the Company’s favor against the Harmer Parties, and thereafter entered a final judgment against the Harmer Parties in the amount of $4,735 with interest at 12% per annum until paid in full, and dismissed all of the Harmer Parties’ remaining claims against the Company with prejudice. On October 2, 2015, the court entered an order adding the amount of $1,396 to the judgment for the attorney fees and costs incurred by the Company in the litigation. The Harmer Parties appealed the final judgment, and on May 16, 2016, the Utah Court of Appeals dismissed the appeal with prejudice. The Company is moving forward with collection efforts pursuant to the final judgment. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

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

Patent/Trademark Litigation

Inter Partes Review of Patent No. 8,567,596 B1 in the United States Patent and Trademark Office, Patent Trial and Appeal Board (“PTAB”), Case IPR2014-01262. On August 8, 2014, Tech 21 UK LTD. filed a Corrected Petition requesting inter partes review of claims 1-18 of U.S. Patent No. 8,567,596. Inter partes review was instituted on February 19, 2015. On January 27, 2016, the PTAB ordered that certain claims in the patent were unpatentable and other claims were canceled. The Company intends to appeal the PTAB’s decision in the Federal Circuit Court of Appeals. While under appeal, the patent remains in force. At June 30, 2016, unamortized book value of $2,095 remained on the Company’s books for acquisition costs related to this patent, which is included in the balance of intangible assets on the consolidated balance sheet. The Company will assess the impact to the book value of the patent acquisition costs upon resolution of the Company’s appeal to the Federal Circuit Court of Appeals.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

Derivative Lawsuits

Albert Pikk v. Robert G. Pedersen II, et al., U.S. District Court, District of Utah, Case No. 2:12-cv-01188; Rosenberg v. Robert G. Pedersen II, et al., U.S. District Court, District of Utah, Case No. 2:12-cv-01216.  On December 19 and 28, 2012, two shareholder derivative complaints were filed against several of the Company’s current and former officers and directors in the United States District Court for the District of Utah.  The complaints make allegations that, as a result of December 2011 margin account sales by the Company’s former CEO, the defendants initiated a succession plan to replace the former CEO with Mr. Randall Hales, the Company’s current CEO, but failed to disclose either the succession plan or the former CEO’s margin account sales. These complaints allege various federal securities law violations and various state law causes of action, including claims for breach of fiduciary duty, wast of corporate assets, unjust enrichment, and insider trading, and seek unspecified damages on behalf of the Company, which is named solely as a nominal defendant against whom no recovery is sought.  On February 26, 2013, the District Court consolidated the Pikk and Rosenberg actions under the caption In re ZAGG Inc. Shareholder Derivative Litigation, and on June 5, 2013, plaintiffs filed a consolidated complaint.  On April 4, 2014, the defendants filed a motion to dismiss the consolidated complaint, which the court granted on October 9, 2014. On January 8, 2015, plaintiffs filed a notice of appeal with the U.S. Court of Appeals, Tenth Circuit. On June 20, 2016, the Tenth Circuit affirmed the district court’s dismissal of the complaint.

SEC Investigation

In the fourth quarter of 2012, the Company received requests to provide documentation and information to the staff of the SEC in connection with an investigation being conducted by the SEC’s Salt Lake City office. The Company believes the investigation includes a review of the facts and circumstances surrounding some of the same issues raised by the plaintiffs in the above shareholder lawsuits. The Company responded to these requests and is cooperating with the staff although there has been no resolution to date.

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

The Company records a liability when a particular contingency is probable and estimable. Other than those discussed above, the Company has not accrued for any loss at June 30, 2016 in the condensed consolidated financial statements as the Company does not consider a loss to be probable or estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

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

The mophie segment designs and distributes power cases, mobile power, and cables under the mophie brand. Domestic operations are headquartered in Tustin, California. The worldwide operations of mophie are directed from the Tustin office.

The Company measures the results of its segments using, among other measures, each segment's net sales, gross profit, and operating income (loss).

Net sales by segment are as follows:

	Three months ended June 30, 2016	Three months ended June 30, 2015

ZAGG segment	$67,810	$66,689
mophie segment	32,023	—
Net sales	$99,833	$66,689

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015

ZAGG segment	$122,607	$123,905
mophie segment	39,659	—
Net sales	$162,266	$123,905

Gross profit by segment is as follows:

	Three months ended June 30, 2016	Three months ended June 30, 2015

ZAGG segment	$26,645	$24,957
mophie segment	4,228	—
Gross profit	$30,873	$24,957

	Six months ended June 30, 2016	Six months ended June 30, 2015

ZAGG segment	$49,465	$47,914
mophie segment	5,137	—
Gross profit	$54,602	$47,914

Income (loss) from operations by segment is as follows:

	Three months ended June 30, 2016	Three months ended June 30, 2015

ZAGG segment	$8,288	$6,253
mophie segment	(9,640)	—
Income (loss) from operations	$(1,352)	$6,253

	Six months ended June 30, 2016	Six months ended June 30, 2015

ZAGG segment	$8,701	$11,691
mophie segment	(13,756)	—
Income (loss) from operations	$(5,055)	$11,691

Total assets by segment are as follows:

	June 30, 2016	December 31, 2015

ZAGG segment	$135,506	$179,541
mophie segment	179,183	—
Total assets	$314,689	$179,541

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles and our ability to successfully manage the integration of the mophie business. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

mophie: Leader in mobile power

mophie, a leading battery case and mobile power manufacturer with award-winning design and manufacturing that empowers the mobile world to stay powerful. Widely acclaimed for innovative mobile solutions, mophie is the proud developer of the original juice pack®. mophie products are recognized for style and engineered for performance, providing a seamless integration of hardware, software, and design.

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

Critical Accounting Policies

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 1 “Nature of Operations and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2016 AND 2015 (amounts in thousands, except per share data)

Net sales

Net sales for the quarter ended June 30, 2016, were $99,833 as compared to net sales of $66,689 for the quarter ended June 30, 2015, an increase of $33,144 or 50%.

The percentage of sales related to our key product lines for the three months ended June 30, 2016 and 2015, was approximately:

	2016	2015
Screen Protection	48%	67%
Power Cases	23%	—
Power Management	12%	2%
Keyboards	10%	18%
Audio	6%	10%
Other	1%	3%

The percentage of sales related to our key distribution channels for the three months ended June 30, 2016 and 2015, was approximately:

	2016	2015
Indirect channel	87%	90%
Website	9%	5%
Mall cart and kiosk program	4%	5%

The percentage of sales by geographic region for the three months ended June 30, 2016 and 2015, was approximately:

	2016	2015
United States	90%	91%
Europe	6%	8%
Other	4%	1%

Gross profit

Gross profit for the quarter ended June 30, 2016, was $30,873 or approximately 31% of net sales, compared to $24,957 or approximately 37% of net sales for the quarter ended June 30, 2015. The decrease in gross profit percentage was due to (1) $2,169 in expense recorded through cost of sales related to the sale of acquired mophie inventory that was recorded at fair value through purchase accounting, and (2) the impact of mophie gross profit margins, which were lower than the Company’s historical gross profit margins. These decreases were partially offset by improved ZAGG (excluding mophie) gross margin percentage, which increased to 39% compared to 37% in the prior year quarter.

Operating expenses

Total operating expenses for the quarter ended June 30, 2016, were $32,225 an increase of $13,521, or 72%, from total operating expenses for the quarter ended June 30, 2015, of $18,704. The $13,521 increase was primarily attributable to increases from mophie operating expenses during the quarter, which included (1) $2,926 in amortization of acquired intangibles and (2) $1,015 in restructuring charges.

Income (loss) from operations

We reported a loss from operations of ($1,352) for the quarter ended June 30, 2016 compared to income from operations of $6,253 for the quarter ended June 30, 2015, a decrease of $7,605. The decrease in income from operations was due primarily to the mophie loss from operations of ($9,640). The mophie losses were impacted by (1) $2,926 in amortization of acquired intangibles, (2) $2,169 in expense recorded through cost of sales related to the sale of acquired mophie inventory that was recorded at fair value through purchase accounting, (3) $1,015 in restructuring charges, and (4) time and resources needed during the quarter to re-start the mophie supply chain and to ensure customer demand is met. Since the date of acquisition, we continue to implement processes and procedures to optimize the mophie supply chain and improve operating results. These decreases were partially offset by increased profit margins and income from operations from the ZAGG segment.

Other expense, net

For the quarter ended June 30, 2016, total other expense, net was $595 compared to $85 for the quarter ended June 30, 2015. The increase in other expense, net was due primarily to interest expense incurred under the Credit and Security Agreement.

Income taxes

We recognized an income tax benefit of $901 for the three months ended June 30, 2016, compared to income tax expense of $2,476 for the three months ended June 30, 2015. Our effective tax rate was 46% and 40% for the three months ended June 30, 2016 and 2015, respectively. The change in the effective tax rate for three month period ended June 30, 2016 is primarily due to an increase in acquisition costs and other permanent items. The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to foreign and state taxes, permanent items, and the Company’s global tax strategy.

Net (loss) income

As a result of these factors, we reported a net loss of ($1,046) or ($0.04) per share on a fully diluted basis for the quarter ended June 30, 2016 compared to net income of $3,691 or $0.12 per share on a fully diluted basis for the quarter ended June 30, 2015.

Segment Information

ZAGG segment net sales for the three months ended June 30, 2016, were $67,810 compared to net sales of $66,689 for the three months ended June 30, 2015, an increase of $1,121 or 2%. The increase in net sales was largely due to an increase in screen protection sales to our wireless carrier customers partially off-set by a decline in keyboard sales due to overall softness in the tablet market compared to the prior year period. Net sales for the mophie segment totaled $32,023.

ZAGG income from operations totaled $8,288 for the three months ended June 30, 2016 compared to income from operations of $6,253 for the three months ended June 30, 2015, an increase of $2,035. The increase in income from operations was due primarily to increased screen protection sales, which is our highest margin product category, as described above. The loss from operations for the mophie segment totaled ($9,640).

SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (amounts in thousands, except per share data)

Net sales

Net sales for the six months ended June 30, 2016, were $162,266 as compared to net sales of $123,905 for the six months ended June 30, 2015, an increase of $38,361 or 31%.

The percentage of sales related to our key product lines for the six months ended June 30, 2016 and 2015, was approximately:

	2016	2015
Screen Protection	54%	65%
Power Cases	17%	—
Power Management	10%	2%
Keyboards	11%	21%
Audio	7%	9%
Other	1%	3%

The percentage of sales related to our key distribution channels for the six months ended June 30, 2016 and 2015, was approximately:

	2016	2015
Indirect channel	86%	89%
Website	9%	5%
Mall cart and kiosk program	5%	6%

The percentage of sales by geographic region for the six months ended June 30, 2016 and 2015, was approximately:

	2016	2015
United States	89%	91%
Europe	7%	8%
Other	4%	1%

Gross profit

Gross profit for the six months ended June 30, 2016, was $54,602 or approximately 34% of net sales, compared to $47,914 or approximately 39% of net sales for the six months ended June 30, 2015. The decrease in gross profit percentage was due to (1) $3,325 in expense recorded through cost of sales related to the sale of acquired mophie inventory that was recorded at fair value through purchase accounting, and (2) the impact of mophie gross profit margins, which were lower than the Company’s historical gross profit margins. These decreases were partially offset by improved ZAGG (excluding mophie) gross margin percentage, which increased to 40% compared to 39% in the prior year quarter.

Operating expenses

Total operating expenses for the six months ended June 30, 2016, were $59,657 an increase of $23,434, or 65%, from total operating expenses for the six months ended June 30, 2015, of $36,223. The $23,434 increase was primarily attributable to increases for (1) mophie operating expenses during the quarter, which included $3,745 in amortization of acquired intangibles and (2) $2,322 of expenses incurred related to the acquisition of mophie, (3) $1,015 in restructuring charges, and (4) other costs incurred in optimizing the mophie supply chain.

Income (loss) from operations

We reported a loss from operations of ($5,055) for the six months ended June 30, 2016 compared to income from operations of $11,691 for the six months ended June 30, 2015, a decrease of $16,746. The decrease in income from operations was due primarily to the mophie loss from operations of ($13,756) and mophie acquisition expense of $2,322. The mophie losses were impacted by (1) $3,745 in amortization of acquired intangibles, (2) $3,325 in expense recorded through cost of sales related to the sale of acquired mophie inventory that was recorded at fair value through purchase accounting, (3) $1,015 in restructuring charges, and (4) time and resources need during the period ended June 30, 2016 to re-start the mophie supply chain to ensure customer demand is met. Since the date of acquisition, we continue to implement processes and procedures to optimize the mophie supply chain and improve operating results.

Other expense, net

For the six months ended June 30, 2016, total other expense, net was $983 compared to $32 for the six months ended June 30, 2015. The increase in other expense, net was due primarily to interest expense incurred under the Credit and Security Agreement.

Income taxes

We recognized an income tax benefit of $1,703 for the six months ended June 30, 2016, compared to income tax expense of $4,767 for the six months ended June 30, 2015. Our effective tax rate was 28% and 41% for the six months ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate for the six months ended June 30, 2016 was primarily due to (1) a decrease in the state rate used for deferred taxes caused by the acquisition of mophie and the resulting change in the mix of state apportionment factors, which resulted in a discrete item being recognized during Q1 2016, and (2) reduced losses from foreign jurisdictions that are taxed at a 0% rate. The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to foreign and state taxes, permanent items, and the Company’s global tax strategy.

Net income (loss)

As a result of these factors, we reported a net loss of ($4,335) or ($0.16) per share on a fully diluted basis for the six months ended June 30, 2016 compared to net income of $6,892 or $0.23 per share on a fully diluted basis for the six months ended June 30, 2015.

Segment Information

ZAGG segment net sales for the six months ended June 30, 2016, were $122,607 compared to net sales of $123,905 for the six months ended June 30, 2015, a decrease of $1,298 or 1%. The decrease in net sales was largely due to a decline in keyboard sales due to overall softness in the tablet market compared to the prior year period. Net sales for the mophie segment totaled $39,659.

ZAGG income from operations totaled $8,701 for the six months ended June 30, 2016 compared to income from operations of $11,691 for the six months ended June 30, 2015, a decrease of $2,990. The decrease in income from operations was due primarily to mophie acquisition expenses of $2,322, and increased salaries and benefits due to additional management team headcount. The loss from operations for the mophie segment totaled ($13,756).

Liquidity and Capital Resources (in thousands)

At June 30, 2016, our principal sources of liquidity are cash provided by operations, cash on-hand, the term loan, and a revolving line of credit. Our principal uses of cash have been the acquisition of mophie and the funding of working capital requirements.

Cash and cash equivalents on-hand decreased to $9,250 on June 30, 2016, from $13,002 on December 31, 2015, a decrease of $3,752. The decrease in cash was largely the result of cash used for the purchase of mophie, for working capital requirements at mophie, and purchases of fixed assets; this decrease was partially offset by cash collections and borrowings under the Credit and Security Agreement during the six months ended June 30, 2016. Earnings from foreign operations are considered permanently re-invested and of the $9,250 cash balance on June 30, 2016, cash from foreign entities totaled $3,317, which constitutes 36% of the total cash and cash equivalents balance.

Accounts receivable, net of allowances, increased to $64,885 on June 30, 2016, from $57,647 on December 31, 2015, an increase of $7,238. The increase was due to accounts receivable from the mophie acquisition. This increase was partially off-set by cash collections during the six months ended June 30, 2016.

Accounts payable increased to $62,595 on June 30, 2016, from $33,846 on December 31, 2015, an increase of $28,749. The increase was due to the acquisition of mophie and related payables, which was partially offset by payments made during the first six months of 2016.

At June 30, 2016, we had working capital of $18,877 compared to $82,677 as of December 31, 2015. The decrease in working capital was primarily related to the current liability classification of the line of credit under US GAAP, although the maturity date is not until March 3, 2021. Despite the maturity date in 2021, U.S. GAAP requires that the line of credit be classified as a current liability due the existence of a lockbox arrangement with the bank whereby cash collections are automatically swept against the line of credit.

Based on the current level of operations, we believe that cash provided by operations, cash on hand, and available borrowings under existing credit arrangements will be adequate to fund expected capital expenditures and working capital needs for the next 12 months.

Segment Information

ZAGG segment cash and cash equivalents decreased to $8,980 on June 30, 2016, from $13,002 on December 31, 2015, a decrease of $4,022. The decrease in cash is largely the result of cash from operations from the ZAGG segment of $4,309, offset by cash used for the purchase of mophie and purchases of fixed assets. mophie segment cash and cash equivalents totaled $270 and mophie was a user of cash from operations of ($890) due to working capital requirements.

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

The Credit and Security Agreement provides for a lockbox and cash collateral account that will be maintained with KeyBank. The Credit and Security Agreement is collateralized by substantially all of the assets of the Company. The Credit and Security Agreement establishes two debt covenants that are measured on a quarterly basis starting with the quarter-ended June 30, 2016:

●	Maximum Leverage Ratio: Defined as the ratio of total funded indebtedness to Consolidated EBITDA (as defined in the Credit and Security Agreement), which cannot be more than 3.50 on a trailing four quarter basis.

●	Minimum Fixed Charge Coverage Ratio: Defined as the ratio of Consolidated EBITDA (as defined in the Credit and Security Agreement) minus taxes, capital distributions and unfunded capital expenditures divided by the sum of interest payments, principal payments, and capital lease payments; the minimum allowed under the Credit and Security Agreement is 1.10 on a trailing four quarter basis.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of June 30, 2016:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Term Loan payments	$23,437	$3,125	$12,500	$7,812	$—
Line of Credit payments	50,006	—	—	—	50,006
Interest on Term Loan and Line of Credit	6,631	737	3,138	2,551	205
Operating lease obligations	12,077	1,279	3,836	2,935	4,027
Total	$92,151	$5,141	$19,474	$13,298	$54,238

Unrecognized uncertain tax benefits of $2,003 are not included in the table above as we are not sure when the amount will be paid.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Changes in Internal Control over Financial Reporting

The acquisition of mophie on March 3, 2016, represents a material change in internal control over financial reporting since management’s last assessment of our internal control over financial reporting which was completed as of December 31, 2015. The mophie business utilizes separate information and accounting systems and processes. We intend to exclude the operations of mophie from the scope of our Sarbanes-Oxley Section 404 report on internal control over financial reporting for the year ended December 31, 2016. We are in the process of implementing our internal control structure over the acquired mophie operations and expect that this effort will be completed in 2016. We intend to extend our Sarbanes-Oxley Section 404 compliance program to include the mophie business beginning in 2017.

Other than the acquisition of mophie, there were no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

ZAGG INC

Date: August 3, 2016	/s/ RANDALL L. HALES
Randall L. Hales,
Chief Executive Officer, President, & Director
(Principal executive officer)

Date: August 3, 2016	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday,
Chief Financial Officer
(Principal financial officer)

