Form 10-Q
period 2016-09-30
ZAGG Inc
filed 2016-11-02
CIK 1296205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2016, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,131,836 common shares as of October 31, 2016.

ZAGG INC AND SUBSIDIARIES

FORM 10-Q

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$8,955	$13,002
Accounts receivable, net of allowances of $537 in 2016 and $568 in 2015	83,086	57,647
Inventories	66,204	45,912
Prepaid expenses and other current assets	3,348	3,142
Income tax receivable	446	1,158
Deferred income tax assets	28,771	10,840
Total current assets	190,810	131,701

Property and equipment, net of accumulated depreciation at $16,079 in 2016 and $10,539 in 2015	18,799	8,309

Goodwill	12,791	-

Intangible assets, net of accumulated amortization at $51,792 in 2016 and $41,803 in 2015	56,868	23,045

Deferred income tax assets	22,617	15,386

Other assets	2,480	1,100

Total assets	$304,365	$179,541

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$73,168	$33,846
Accrued liabilities	10,725	5,085
Contingent payments	12,139	-
Accrued wages and wage related expenses	4,838	2,244
Sales returns liability	28,289	7,849
Current portion of long-term debt, net of deferred loan costs of $65 in 2016	6,185	-
Revolving line of credit	30,195	-
Total current liabilities	165,539	49,024

Noncurrent portion of long-term debt, net of deferred loan costs of $157 in 2016	15,468	-

Other noncurrent liabilities	513	-
Total liabilities	181,520	49,024

Commitments and contingencies (Note 13)

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized; 33,825 and 33,219 shares issued in 2016 and 2015, respectively	34	33
Additional paid-in capital	92,660	88,983
Accumulated other comprehensive loss	(1,505)	(1,597)
Treasury stock, 5,679 common shares in 2016 and 2015, at cost	(35,194)	(35,194)
Retained earnings	66,850	78,292

Total stockholders' equity	122,845	130,517
Total liabilities and stockholders' equity	$304,365	$179,541

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net sales	$124,662	$66,774	$286,928	$190,679
Cost of sales	81,516	41,903	189,180	117,894
Gross profit	43,146	24,871	97,748	72,785

Operating expenses:
Advertising and marketing	3,389	2,759	8,578	7,450
Selling, general and administrative	25,607	13,750	70,243	41,014
Loss on disputed mophie purchase price	24,317	-	24,317	-
Transaction costs	145	-	2,467	-
Amortization of long-lived intangibles	2,398	2,134	9,909	6,403

Total operating expenses	55,856	18,643	115,514	54,867

Income (loss) from operations	(12,710)	6,228	(17,766)	17,918

Other expense:
Interest expense	(575)	(26)	(1,367)	(79)
Other expense	(81)	(76)	(272)	(53)

Total other expense, net	(656)	(102)	(1,639)	(132)

Income (loss) before provision for income taxes	(13,366)	6,126	(19,405)	17,786

Income tax benefit (provision)	6,261	(2,387)	7,963	(7,155)

Net (loss) income	$(7,105)	$3,739	$(11,442)	$10,631

Earnings (loss) per share:

Basic earnings (loss) per share	$(0.25)	$0.13	$(0.41)	$0.36

Diluted earnings (loss) per share	$(0.25)	$0.13	$(0.41)	$0.36

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net (loss) income	$(7,105)	$3,739	$(11,442)	$10,631

Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	57	156	92	(337)

Total other comprehensive (loss) gain	57	156	92	(337)

Comprehensive (loss) income	$(7,048)	$3,895	$(11,350)	$10,294

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net (loss) income	$(11,442)	$10,631
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	3,675	2,708
Excess tax benefits related to share-based payments	(569)	(199)
Depreciation and amortization	19,108	9,551
Reversal of reserve on note receivable		(639)
Deferred income taxes	(9,512)	(913)
Amortization of deferred loan costs	141	49
Loss on disputed mophie purchase price	24,317	-
Changes in operating assets and liabilities, net of acquisition
Accounts receivable, net	(10,496)	22,476
Inventories	2,132	2,730
Prepaid expenses and other current assets	500	(563)
Income tax receivable	12,899	(6,189)
Other assets	(227)	60
Accounts payable	1,981	(11,919)
Accrued liabilities	1,759	(1,589)
Accrued wages and wage related expenses	802	(424)
Sales returns liability	(9,152)	(3,494)
Net cash provided by operating activities	25,916	22,276

Cash flows from investing activities
Purchase of property and equipment	(6,135)	(3,009)
Purchase of mophie, net of cash acquired	(74,743)	-
Net cash used in investing activities	(80,878)	(3,009)

Cash flows from financing activities
Payment of debt issuance costs	(1,144)	-
Proceeds from revolving credit facility	230,117	9,871
Payments on revolving credit facility	(199,922)	(9,871)
Proceeds from term loan facility	25,000	-
Payments on term loan facility	(3,125)	-
Purchase of treasury stock	-	(13,331)
Payment of withholdings on restricted stock units	(621)	(718)
Proceeds from exercise of warrants and options	54	206
Excess tax benefits related to share-based payments	569	199
Net cash provided by (used in) financing activities	50,928	(13,644)

Effect of foreign currency exchange rates on cash and cash equivalents	(13)	(127)

Net (decrease) increase in cash and cash equivalents	(4,047)	5,496

Cash and cash equivalents at beginning of the period	13,002	9,461

Cash and cash equivalents at end of the period	$8,955	$14,957

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,106	$37
Cash paid (refunded) during the period for ZAGG taxes, net	(597)	14,171
Cash (refunded) during the period for mophie taxes, net	(11,021)	-

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars and shares in thousands)

(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Nine Months Ended September 30, 2016:

Purchase of mophie financed through contingent payments of $12,139.

Purchase of $1,342 in fixed assets financed through accounts payable and accrued liabilities.

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

ZAGG Inc and its subsidiaries (“we,” “us,” “our,” “ZAGG,” or the “Company”) are innovation leaders in mobile tech accessories for smartphones and tablets. For over 10 years, ZAGG has developed creative product solutions that enhance and protect mobile devices for consumers around the world. The Company has an award-winning product portfolio that includes screen protection, power cases, power management, personal audio, mobile keyboards, cases, and social tech sold under the ZAGG, InvisibleShield®, mophie®, and iFrogz® brands.

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

On March 3, 2016 the Company acquired mophie inc. ("mophie") for gross up-front cash consideration of $100,000, subject to a preliminary working capital adjustment of $23,478. Upon completion of procedures to determine the final working capital adjustment, the Company concluded that the final working capital adjustment should have been $49,795. The results of operations of mophie are included in the Company's results of operations beginning on March 3, 2016. Based on the manner in which the Company manages, evaluates, and internally reports its operations, the Company determined that mophie will be reported as a separate reportable segment. See Notes 2 and 14 for additional details on the acquisition and the Company's segments.

The condensed consolidated financial statements include the accounts of ZAGG Inc and its wholly owned subsidiaries ZAGG International Distribution Limited (“ZAGG International”); Patriot Corporation; ZAGG Intellectual Property Holding Co, Inc. (“ZAGG IP”); ZAGG Retail, Inc; mophie inc.; mophie LLC, mophie Technology Development Co., Ltd; mophie Netherlands Coöperatie U.A.; and mophie Limited. All intercompany transactions and balances have been eliminated in consolidation.

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

However, if it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two step analysis is performed, which incorporates a fair-value based approach. We determine the fair value of our reporting unit based on discounted cash flows and market approach analyses as considered necessary. We consider factors such as the economy, reduced expectations for future cash flows coupled with a decline in the market price of our stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its estimated fair value, a second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The ASU also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU may be adopted utilizing one of two methods. The first method is to adopt the ASU by recording the effect of the guidance in the ASU retrospectively to each prior period presented in the period of adoption. The second method is to adopt the ASU by recording the effect of the guidance in the ASU retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of this ASU. This deferral was issued by the FASB in ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date”. As a result of ASU No. 2015-14 the Company expects that it will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients”. The amendments and practical expedients presented in the ASU aim to simplify the transition to the new standard, to provide practical expedients for transition and sales taxes, and to clarify certain aspects of the standard. The Company is currently evaluating the impact these ASU will have on its consolidated financial statements, including the method of adoption that will be utilized.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This ASU provides guidance to entities that measure inventory using a method other than last-in, first-out (LIFO) or the retail inventory method. For entities using first-in, first-out (FIFO) or average cost, the measurement principle for their inventory changes from the lower of cost or market to lower of cost and net realizable value. Current U.S. GAAP requires, at each financial statement date, that entities measure inventory at the lower of cost or market. The measurement of market is commonly the current replacement cost. However, entities also need to consider net realizable value and net realizable value less an approximately normal profit margin in their measurement. For entities using a method other than LIFO or the retail inventory method, the ASU replaces market with net realizable value. This ASU requires prospective adoption for inventory measurement for annual and interim periods beginning after December 15, 2016 for public business entities. The Company has concluded that this ASU will not have a significant impact on our financial position or results of operations.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The amendments in the ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The ASU is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2016. The Company has determined that it will adopt the ASU using the retrospective approach and has concluded that the adoption of this ASU will result in recording deferred tax assets as non-current and will not impact our results of operations.

In February 2016, the FASB issued its new lease accounting standard, Topic 842, which requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. Lessees are allowed to account for short-term leases (i.e., leases with a term of 12 months or less) off-balance sheet, consistent with current operating lease accounting. A number of other significant changes to lease accounting have been effected through the issuance of this standard. The requirements of the new standard for leases shall be recognized and measured at the beginning of the earliest comparative period presented. When adopted, the Company will be required to adjust equity at the beginning of the earliest comparative period presented, and the other comparative amounts disclosed for each prior period presented in the financial statements, as if the requirements of the new standard had always been applied. The new standard also contains practical expedients which the Company may elect to follow. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements, including whether to elect the practical expedients outlined in the new standard.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplified accounting for share-based payments. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. Amendments in the ASU related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares should be applied retrospectively. Amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively. The amendments related to the presentation of excess tax benefits on the statement of cash flows may be applied using either a prospective or retrospective transition method. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements, including, where applicable, determining the method of adoption.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses eight classification issues related to the statement of cash flows: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The ASU is effective for public companies for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments in the ASU should be applied using a retrospective transition method to each period presented. If it is impracticable for the amendments to be applied retrospectively for some of the issues, the amendments for those issues may be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements, including the method of adoption.

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

The Company purchased mophie for total gross up-front consideration of $100,000 in cash, subject to an adjustment based on the estimated and actual net working capital of mophie as of the Acquisition Date. The Merger Agreement includes an earn-out provision whereby additional consideration could be paid based on whether mophie’s 12-month Adjusted EBITDA (as defined in the Merger Agreement) from April 1, 2016 to March 31, 2017 (the “Earnout Period”) exceeds $20,000, subject to certain tax adjustment as provided in the Merger Agreement. For every dollar in Adjusted EBITDA generated during the Earnout Period that exceeds $20,000, the Company will pay additional consideration at a five times multiple (“Earnout Consideration”), subject to certain tax adjustment as provided in the Merger Agreement, and the deposit of 10% of the Earnout Consideration into an indemnity escrow account. Any Earnout Consideration will initially be paid by the issuance of up to $5,000 in shares of the Company’s common stock valued as of February 2, 2016 (the day prior to the public announcement of the definitive agreement on February 3, 2016).

In addition to the Earnout Consideration, the Merger Agreement identifies three other contingent payments to be remitted to the Principal Shareholders upon receipt of such funds by ZAGG after the Acquisition Date, subject to any applicable offset rights of ZAGG under the Merger Agreement:

●	Federal and state tax refunds due to the Company related to 2012 and 2013 tax years;

●	Customs and duties refunds for pre-closing overpayments of customs and duties amounts to governmental agencies; and

●	Proceeds from the sale of real property located in Kalamazoo, Michigan.

$2,000 of the cash consideration paid to the Principal Shareholders was placed in an escrow account to cover any net working capital shortfall and indemnification claims of ZAGG. ZAGG and the Principal Shareholders also jointly purchased a $10,000 insurance policy covering breaches by mophie and the Principal Shareholders of representations and warranties set forth in the Merger Agreement.

At the Acquisition Date, mophie’s estimated closing balance sheet reflected negative working capital of $23,478. Upon completion of the procedures to evaluate the working capital account, ZAGG has determined that the closing balance sheet reflected actual closing negative working capital of $49,795, resulting in an additional actual closing working capital deficit of $26,317. ZAGG has submitted to the Principal Shareholders a closing adjustment statement seeking the release to ZAGG of the $2,000 placed in escrow based on the portion of the overall net working capital deficit that ZAGG has determined to be recoverable under Section 2.16 of the Merger Agreement. Mr. Huang, as the Representative of the Shareholders, submitted a dispute notice in which he, on behalf of all Shareholders, disputed ZAGG’s closing adjustment statement, asserted that there is no working capital deficit, and demanded release of the $2,000 escrow fund to the Principal Shareholders. The Company is continuing to pursue its claims related to the net working capital deficit, which efforts may require the Company to resort to the independent accountant dispute resolution mechanism provided in the Merger Agreement in order to obtain the $2,000 placed in escrow.

ZAGG has engaged in discussions with the Principal Shareholders and Mr. Huang to seek recovery against the contingent payments described above and otherwise to be made whole with respect to such balance of the working capital deficit. However, as of September 30, 2016, there had been no resolution of either of such amounts and a total of $26,317 was in dispute between the parties. Thus, the Company has recorded a loss on the mophie purchase price of $24,317 during the three and nine months ended September 30, 2016, representing the disputed $26,317 partially offset by the $2,000 cash consideration placed in escrow, the recovery of which the Company believes to be likely.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

The Company is exploring all options to recover the amounts related to the aggregate net working capital deficit including (1) pursuing collection of the $2,000 escrow amount, (2) submitting claims under the $10,000 representation and warranty insurance policy put in place at the Acquisition Date, and (3) pursuing any and all offset rights granted under the Merger Agreement with respect to the contingent payments that would have been paid to the Principal Shareholders.

On October 21, 2016, Mr. Huang, on behalf of the mophie Shareholders and himself filed a lawsuit in the Chancery Court of the State of Delaware alleging that the Company has breached the Merger Agreement by failing to pay certain of the contingent payments described above related to tax refunds and customs duties and claims damages in the amount of no less than $11,420.

The following summarizes the components of the purchase consideration as of March 3, 2016:

		Adjustments to
	Preliminary Allocation	Working Capital	Revised Allocation
	March 3, 2016	and Fair Value	March 3, 2016
Cash consideration	$100,000	$-	$100,000
Negative working capital at Acquisition Date	(23,478)	-	(23,478)
Additional negative working capital deficit	-	(26,317)	(26,317)
Contingent payments	11,283	856	12,139
Total purchase price	$87,805	$(25,461)	$62,344

The total purchase price of $62,344 has been preliminarily allocated to identifiable assets acquired and liabilities assumed based on their respective preliminary fair values. The total preliminary purchase price has been adjusted because of (1) additional information related to the working capital reflected in the closing balance sheet and estimate of fair value of the assets acquired and liabilities assumed and (2) the determination that the fair value of the Earnout Consideration is insignificant. The excess of the purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. The allocation of goodwill to reportable segments has not yet been completed. The Company has completed its final analysis related to the calculation of the additional negative working capital as of the Acquisition Date and contingent payments, as these items relate to purchase accounting under U.S. GAAP. The Company is still evaluating the preliminary amounts assigned to intangible assets and amounts recorded for income taxes, as these valuations have not yet been completed. Because of the dispute between the Company and the Principal Shareholders, the Company has recorded a net charge of $24,317 during the quarter ended September 30, 2016. The final resolution of these items could result in a material adjustment the allocation of purchase price to identifiable assets acquired and liabilities assumed.

The following table summarizes the revised estimates of the fair values of the identifiable assets acquired and liabilities assumed as of the Acquisition Date. The revised estimates of the fair value of identifiable assets acquired and liabilities assumed are based on estimates and assumptions and are subject to revisions, which may result in adjustments to the values presented below, when management’s estimates with respect to intangible assets and amounts recorded for income taxes are finalized:

Cash and cash equivalents	$1,779
Trade receivables (gross contractual receivables of $12,824)	12,823
Inventories	24,911
Prepaid expenses and other assets	1,073
Income tax receivable	11,814
Deferred tax assets	15,649
Property and equipment	10,191
Land held for sale	325
Amortizable identifiable intangible assets	43,812
Goodwill	12,791
Accounts payable	(37,359)
Income tax payable	(196)
Accrued liabilities	(5,163)
Deferred revenue	(9)
Sales returns liability	(29,584)
Other noncurrent liabilities	(513)
Total	$62,344

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

The following table summarizes the purchase price allocation as of March 3, 2016:

	Preliminary Purchase	Adjustments to	Revised Purchase
	Price Allocation	Working Capital	Price Allocation
	March 3, 2016	and Fair Value	March 3, 2016
Cash and cash equivalents	$1,779	$-	$1,779
Trade receivables	13,483	(660)	12,823
Inventories	32,335	(10,011)	22,325
Inventory step-up	6,937	(4,351)	2,586
Prepaid expenses	485	215	700
Other assets	200	173	373
Income tax receivable	10,958	856	11,814
Deferred tax assets	24,925	(9,276)	15,649
Property and equipment	10,191	-	10,191
Land held for sale	325	-	325
Amortizable identifiable intangible assets	45,463	(1,651)	43,812
Goodwill	14,092	(1,301)	12,791
Accounts payable	(34,228)	(3,131)	(37,359)
Income tax payable	(196)	-	(196)
Accrued liabilities	(5,185)	22	(5,163)
Deferred revenue	(800)	791	(9)
Sales returns liability	(14,468)	(15,116)	(29,584)
Deferred tax liabilities	(17,978)	17,978	-
Other noncurrent liabilities	(513)	-	(513)
Total	$87,805	$(25,461)	$62,344

The adjustments to working capital represented in the table above consist of (1) the additional actual closing working capital deficit of $26,317 and (2) adjustments to fair value of $856.

Because the acquisition of mophie occurred in an interim period and in light of the magnitude of the transaction and existing uncertainties, the Company’s fair value estimates for the purchase price, intangible assets and amounts recorded for income taxes are preliminary and may change during the allowable measurement period. The allowable measurement period continues to the date the Company obtains and analyzes all relevant information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case is to exceed one year from the date of acquisition (March 3, 2017). The Company is analyzing information to verify assets acquired and liabilities assumed, specifically the fair value of the acquired intangible assets and the tax accounts related to purchase accounting.

As part of the acquisition of mophie, the Company incurred legal, accounting, investment banking and other due diligence fees that were expensed when incurred. Total fees incurred related to the acquisition of mophie for the three and nine months ended September 30, 2016 were $145 and $2,467, respectively, which are included as a component of operating expenses on the condensed consolidated statements of operations.

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

	Intangible asset class	Weighted-average amortization period

Tradenames	$18,348	10.0 years
Patents and technology	15,225	7.5 years
Customer relationships	8,200	5.0 years
Non-compete agreements	1,796	5.0 years
Backlog	243	0.3 years
Total	$43,812

Goodwill

Goodwill represents the excess of the mophie purchase price over the fair value of the assets acquired and liabilities assumed.

The Company believes that the primary factors supporting the amount of goodwill recognized are the significant growth opportunities and expected synergies of the combined entity.

Results of Operations

The results of operations of mophie are included in the Company’s results of operations beginning on March 3, 2016. For the three months ended September 30, 2016, mophie generated net sales of $39,731 and had a net loss before tax of $3,305. For the period March 3, 2016, through September 30, 2016, mophie generated net sales of $79,390 and had a net loss before tax of $17,030.

Pro forma Results from Operations

The following unaudited pro-forma results of operations for the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2016, and 2015 give pro forma effect as if the acquisition and borrowings used to finance the acquisition had occurred on January 1, 2015, after giving effect to certain adjustments including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

3 Months Ended
September 30, 2015
Net sales	$108,614
Net loss	$(8,592)
Basic earnings per share	$(0.30)
Diluted earnings per share	$(0.30)

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

	9 Months Ended
	September 30, 2016	September 30, 2015
Net sales	$304,254	$343,675
Net loss	$(15,432)	$(9,002)
Basic loss per share	$(0.55)	$(0.31)
Diluted loss per share	$(0.55)	$(0.31)

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

For the three months ended September 30, 2015, pro forma net loss includes pro forma amortization expense of $1,818. In addition, the Company included interest from the new credit facility and amortization of debt issuance costs for the three months ended September 30, 2015 of $536. Material non-recurring adjustments excluded from the pro forma financial information above consists of the $2,586 step up of mophie inventory to its fair value, which has been recorded as an unfavorable adjustment to cost of goods sold during the six months following the acquisition date.

For the nine months ended September 30, 2016 and 2015, pro forma net loss includes projected amortization expense of $5,076 and $5,698, respectively. In addition, the Company included interest from the new credit facility and amortization of debt issuance costs for the nine months ended September 30, 2016 and 2015 of $1,508 and $1,622, respectively.

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

In connection with the establishment of the Credit and Security Agreement, the Company incurred and capitalized $1,144 of direct costs; $884 of the costs are related to the line of credit and as such are reflected as a component of other assets, and $260 was reflected as an offset to long-term debt in the condensed consolidated balance sheet. For the three and nine months ended September 30, 2016, the Company amortized $60 and $141, respectively, of these loan costs, which are included as a component of interest expense in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2015, the Company amortized $16 and $49, respectively, of capitalized costs related to the Wells Fargo credit agreement, which are included as a component of interest expense in the condensed consolidated statements of operations. All costs capitalized associated with the Wells Fargo credit agreement were fully amortized at December 31, 2015.

For the three and nine months ended September 30, 2016, $18 and $40, respectively, in unused line fees were incurred and included as a component of interest expense in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2015, $10 and $28, respectively, in unused line fees were incurred and included as a component of interest expense in the condensed consolidated statements of operations.

At September 30, 2016, the weighted average interest rate on all outstanding borrowings under the revolving line of credit was 2.03%. At September 30, 2016, the effective interest rate on the Term Loan was 3.05%.

Contractual future payments under the Credit and Security Agreement are as follows:

	Line of Credit	Term Loan	Total

Remaining 2016	$—	$1,563	$1,563
2017	—	6,250	6,250
2018	—	6,250	6,250
2019	—	6,250	6,250
2020	—	1,562	1,562
Thereafter	30,195	—	30,195
Total	$30,195	$21,875	$52,070

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

(4)	INTANGIBLE ASSETS

Amortizable intangibles as of September 30, 2016, and December 31, 2015, were as follows:

	As of September 30, 2016
	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$8,200	$(33,535)	$16,165	7.5 years
Tradenames	12,921	18,348	(8,790)	22,479	9.8 years
Patents and technology	6,003	15,225	(4,615)	16,613	8.8 years
Non-compete agreements	4,100	1,796	(4,310)	1,586	4.9 years
Other	324	243	(542)	25	2.4 years
Total amortizable assets	$64,848	$43,812	$(51,792)	$56,868	8.2 years

	As of December 31, 2015
	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$—	$(29,150)	$12,350	8.0 years
Tradenames	12,921	—	(6,253)	6,668	9.5 years
Patents and technology	5,805	198	(2,381)	3,622	11.9 years
Non-compete agreements	4,100	—	(3,729)	371	4.8 years
Other	324	—	(290)	34	4.1 years
Total amortizable assets	$64,650	$198	$(41,803)	$23,045	8.4 years

Customer relationships, tradenames, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful life, which results in accelerated amortization. The remaining amortizable intangible assets are amortized using the straight-line method over their estimated useful life. For the three and nine months ended September 30, 2016, amortization expense was $2,426 and $9,989, respectively. Amortization expense is primarily recorded as a component of operating expense. However, amortization expense related to acquired technology for the three and nine months ended September 30, 2016, of $28 and $80, respectively, is recorded as a component of cost of sales.

For the three and nine months ended September 30, 2016 amortization expense included $740 and $4,485, respectively, of amortization expense recognized for the preliminary amounts assigned to the acquired mophie intangible assets as described in Note 2. As further described in Note 2, there was an adjustment to the preliminary amounts allocated for working capital and fair value. As a result of the adjustment to the preliminary amounts, a reduction in amortization expense and accumulated amortization of $1,078 relating to the previous quarter was recognized during the three months ended September 30, 2016.

For the three and nine months ended September 30, 2015, amortization expense was $2,160 and $6,478, respectively. Amortization expense related to acquired technology for the three and nine months ended September 30, 2015, of $26 and $75, respectively, was recorded as a component of cost of sales.

Estimated future amortization expense is as follows:

Remaining 2016	$3,506
2017	12,387
2018	11,351
2019	9,267
2020	6,653
Thereafter	13,704
Total	$56,868

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

(5)	INVENTORIES

At September 30, 2016, and December 31, 2015, inventories consisted of the following:

	September 30, 2016	December 31, 2015

Finished goods	$64,925	$44,764
Raw materials	1,279	1,148
Total inventories	$66,204	$45,912

In addition, included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at September 30, 2016 and December 31, 2015 of $736 and $813, respectively.

(6)	STOCK-BASED COMPENSATION

During the three and nine months ended September 30, 2016, the Company granted 163 and 876 restricted stock units, respectively. During the three and nine months ended September 30, 2015, the Company granted 24 and 569 restricted stock units, respectively. The restricted stock units granted during the three and nine months ended September 30, 2016, were estimated to have a weighted-average fair value per share of $6.41 and $8.17, respectively. The restricted stock units granted during the three and nine months ended September 30, 2015, were estimated to have a weighted-average fair value per share of $8.24 and $6.58, respectively. The fair value of restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock units vest annually on a straight-line basis over a nine-month (annual board of directors’ grant) to three-year vesting term, depending on the terms of the individual grant.

As part of the 876 and 569 grants discussed above, during the first nine months of 2016 and 2015, the Company granted 575 and 289 restricted stock units, respectively, to certain executives and employees of the Company where vesting is linked to specific performance criteria. The shares of restricted stock units granted in 2016 only vest upon the Company’s achievement of specified thresholds of net sales, Adjusted EBITDA (as defined in the grant), or specific goals for the individual executive. The shares of restricted stock units granted in 2015 only vested upon the achievement of specified thresholds of net sales, Adjusted EBITDA, and earnings per share. As of September 30, 2016 the Company believes it is probable that it will achieve the targets for 497 shares of restricted stock granted in the first nine months of 2016. Of the 289 restricted stock units granted in 2015, 244 shares vested (including 7 shares granted in excess of the original grant due to the Company exceeding the operating thresholds) and 52 shares were forfeited.

As part of the 569 shares of restricted stock units granted during the first nine months of 2015, the Company granted 213 shares of restricted stock to its chief executive officer. These restricted stock units only vest upon the following performance conditions being met for the year 2015: (1) the Company’s achievement of a gross profit margin equal to or in excess of 31.9%, (2) the Company’s achievement of certain cost savings initiatives within cost of sales specified by the compensation committee of the board of directors, and (3) the chief executive officer’s continued employment. Of the 213 shares of restricted stock units granted to the chief executive officer, 213 shares vested.

The Company records share-based compensation expense only for those restricted stock units that are expected to vest. The estimated fair value of restricted stock units is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three and nine months ended September 30, 2016, the Company recorded equity-based compensation expense related to restricted stock units of $1,384 and $3,675, respectively, which is included as a component of selling, general and administrative expense. During the three and nine months ended September 30, 2015, the Company recorded equity-based compensation expense related to restricted stock units of $898 and $2,708, respectively, which is included as a component of selling, general and administrative expense.

During the nine months ended September 30, 2016 and 2015, certain ZAGG employees elected to receive a net amount of shares upon the vesting of a restricted stock unit grant in exchange for the Company paying the minimum statutory withholding amount of the employees’ tax liabilities for the fair value of the award on the vesting date. This resulted in the Company paying $621 and $718, respectively, which is reflected as a reduction of additional paid-in capital.

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

During the three and nine months ended September 30, 2016, the Company’s effective tax rate was 47% and 41%, respectively. During the three and nine months ended September 30, 2015, the Company’s effective tax rate was 39% and 40%, respectively. The change in the effective tax rate for three- and nine-month periods ended September 30, 2016, is primarily due to a decrease in the domestic manufacturing deduction, and permanent differences related to the acquisition of mophie. The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35% due to foreign and state taxes, permanent items, and the Company’s global tax strategy.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three months ended
	September 30, 2016	September 30, 2015
Net (loss) income	$(7,105)	$3,739
Weighted average shares outstanding:
Basic	28,125	28,734
Dilutive effect of stock options, restricted stock units, and warrants	—	196
Diluted	28,125	28,930
Earnings (loss) per share:
Basic	$(0.25)	$0.13
Diluted	$(0.25)	$0.13

	Nine months ended
	September 30, 2016	September 30, 2015
Net (loss) income	$(11,442)	$10,631
Weighted average shares outstanding:
Basic	27,987	29,209
Dilutive effect of stock options, restricted stock units, and warrants	—	242
Diluted	27,987	29,451
Earnings (loss) per share:
Basic	$(0.41)	$0.36
Diluted	$(0.41)	$0.36

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

For the three months ended September 30, 2016 1,001 restricted stock units and 50 warrants to purchase shares of common stock were not considered in calculating diluted earnings per share as their effect would have been anti-dilutive.

For the three months ended September 30, 2015, warrants and restricted stock units to purchase 443 shares of common stock were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock units, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive. Also excluded from the calculation of diluted earnings per share for the three months ended September 30, 2015 were 452 restricted stock units granted that were not yet vested as the performance conditions were not met (see further discussion in Note 6).

For the nine months ended September 30, 2016 1,001 restricted stock units and 50 warrants to purchase shares of common stock were not considered in calculating diluted earnings per share as their effect would have been anti-dilutive.

For the nine months ended September 30, 2015 warrants and restricted stock units to purchase 328 shares of common stock were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock units, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive. Also excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2015 were 452 restricted stock units granted that were not yet vested as the performance conditions were not met (see further discussion in Note 6).

(9)	TREASURY STOCK

During the fourth quarter of 2015, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s outstanding common stock with no expiration date. The Company’s board of directors also authorized the Company to enter into a Rule 10b5-1 plan when appropriate.

For the three and nine months ended September 30, 2016, no purchases of treasury stock occurred.

For the three and nine months ended September 30, 2015 the Company purchased 1,844 and 1,886, respectively, shares of ZAGG Inc common stock for consideration of $13,570 and $13,894, respectively, which included commissions paid to brokers of $55 and $56, respectively. Stock purchased in the three and nine months ended September 30, 2015 had a weighted average price per share of $7.32 and $7.33, respectively. The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheets. In addition, during the third quarter of 2015, the Company foreclosed on 80 shares of ZAGG Inc common stock linked to the full recourse note receivable described in Note 10. The Company foreclosed on these shares at a price per share of $8.59 and a total value of $688. These shares are currently being held by the Company as treasury stock.

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

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

In late 2010 the Company determined that the ZAGGbox product would not be ready to market and sell during the 2010 Christmas season and the Company commenced discussions to restructure its agreements with Teleportall. As a result of the foregoing, the Company entered into an agreement with Teleportall, Mr. Harmer and several entities owned or controlled by Mr. Harmer (the “Harmer Agreement”), dated March 23, 2011, but subject to further negotiations and ratification through April 5, 2011. Pursuant to the Harmer Agreement, the parties agreed to terminate the prior agreements and convey all ZAGG rights in the ZAGGbox to Teleportall on the following terms:

●	Mr. Harmer, Teleportall, and certain of their affiliates delivered a promissory note (the “Note”) dated March 23, 2011, to the Company in the original principal amount of $4,126 which accrued interest at the rate of LIBOR plus 4% per annum (adjusted quarterly) payable as follows: (i) interest only payments (a) on September 23, 2011, and (b) thereafter on or before the last day of each calendar quarter, (ii) 50% of the net profits of each ZAGGbox sale by Teleportall and its affiliates, and (iii) the unpaid balance of principal and interest due in full on March 23, 2013. The Note was secured by certain real property, interests in entities that own real property and restricted and free-trading securities.

●	In exchange for a license fee to the Company, Teleportall and the Company entered into a License Agreement under which the Company licensed to Teleportall the use of certain ZAGG names and trademarks to sell and distribute the ZAGGbox product.

●	In exchange for commissions to be paid by the Company, Teleportall and ZAGG entered into a non-exclusive, two-year Commission Agreement on March 23, 2011, under which Teleportall could make introductions of many ZAGG products in all countries where ZAGG did not then have exclusive dealing agreements in respect of the marketing, distribution or sale of its products.

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

On September 20, 2011, and prior to the due date of the first interest-only payment due on the Note, Mr. Harmer and two of his affiliates, Holdings and Teleportall, filed a lawsuit in Utah state court (the “Court”) against the Company, its then CEO and CFO and KPMG LLP (ZAGG’s independent registered public accounting firm). KPMG LLP and the former CEO and CFO were subsequently dismissed from the lawsuit. In their lawsuit, the plaintiffs allege that the defendants defamed Mr. Harmer, breached the Harmer Agreement and interfered with other rights of the plaintiffs.

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

On May 21, 2015, the Court issued a final judgment whereby all claims brought by Harmer were disposed of in favor of ZAGG and dismissed with prejudice. In addition, the Court granted summary judgment in favor of ZAGG on all counterclaims against Harmer, Holdings and Teleportall and ZAGG was awarded judgment in the amount of $4,735 with interest at 12% per annum until paid in full and reasonable attorney fees. Following the final judgment, the Company began the foreclosure process on all remaining collateral securing the Note.

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

At September 30, 2016 and December 31, 2015, the entire unpaid balance on the note receivable was fully reserved. The total unpaid principal balance, including accrued interest, late fees, attorney fees, and costs incurred in collection, totaled $5,158 and $4,836, respectively. The increase to the reserve during the nine months ended September 30, 2016 consisted of accrued interest of $324.

(11)	FAIR VALUE MEASURES

Fair Value of Financial Instruments

At September 30, 2016, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a line of credit, and a term loan. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these financial instruments. The carrying value of the debt balances approximate fair value because the variable interest rates reflect current market rates and terms.

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

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

At September 30, 2016, and December 31, 2015, the following assets were measured at fair value on a recurring basis using the level of inputs shown:

		Fair Value Measurements Using:
	September 30, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$5	$5	—	—

		Fair Value Measurements Using:
	December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$375	$375	—	—

(12)	CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2016.

At September 30, 2016 the balance of accounts receivable from three separate customers exceeded 10%. At December 31, 2015, the balance of accounts receivable from two separate customers exceeded 10%:

	September 30, 2016	December 31, 2015
Customer A	14%	29%
Customer B	38%	31%
Customer C	11%	5%

No other customer account balances were more than 10% of accounts receivable at September 30, 2016 or December 31, 2015. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of supplier

We do not directly manufacture any of our products, rather we employ various third party manufacturing partners in the United States and Asia to perform these services on our behalf. The services employed by these third parties include the selection of sub-suppliers that provide raw materials and other components used in the manufacturing process. We have endeavored to use common components and readily available raw materials in the design of our products that can be sourced from multiple sub-suppliers. However, raw film used in our InvisibleShield film and InvisibleShield On-Demand (“ISOD”) products has been produced by a single supplier for the last nine years. Our film supplier has contractually agreed to not sell the raw materials to any of our competitors. If any of our supplier relationships are terminated or interrupted, we could experience an immediate or long-term supply shortage, which could have a material adverse effect on our business.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

Concentration of sales

For each of the three months ended September 30, 2016 and 2015, Superior Communications (“Superior”) and Best Buy individually accounted for over 10% of the quarterly revenues in each respective quarter:

	Three months ended September 30, 2016	Three months ended September 30, 2015
Superior Communications	30%	17%
Best Buy	10%	18%

For each of the three months ended September 30, 2016 and 2015 one other customer accounted for more than 10% of the quarterly revenues in each respective quarter. Other than Superior and Best Buy, those customers with over 10% of net sales in a given period tend to change from year-to-year.

For the ZAGG segment, Superior is a pass-through distributor through which products are sold to Verizon (no other customers purchase through Superior). For the mophie segment, several retailers, including Best Buy, purchase mophie products through Superior.

Although we have contracts in place governing our relationships with customers, the contracts are not long-term and all of our retailers purchase from us on a purchase order basis. As a result, these retailers may, with little or no notice or penalty, cease ordering and selling our products, or materially reduce their orders. If any of these retailers cease selling our products, slow their rate of purchase of our products, or decrease the number of products they purchase, our results of operations could be adversely affected.

For each of the nine months ended September 30, 2016 and 2015, Superior and Best Buy individually accounted for over 10% of the quarterly revenues in each respective period:

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Superior Communications	27%	13%
Best Buy	10%	20%

For each of the nine months ended September 30, 2016 and 2015 one other customer accounted for more than 10% of the quarterly revenues in each respective quarter. Other than Superior and Best Buy, those customers with over 10% of net sales in a given period tend to change from year-to-year.

The percentage of sales by geographic region for the three months ended September 30, 2016 and 2015, was approximately:

	Three months ended September 30, 2016	Three months ended September 30, 2015
United States	87%	89%
Europe	8%	9%
Other	5%	2%

The percentage of sales by geographic region for the nine months ended September 30, 2016 and 2015, was approximately:

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
United States	89%	91%
Europe	7%	8%
Other	4%	1%

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

(13)	COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2023. Future minimum rental payments required under the operating leases at September 30, 2016 are as follows:

Remaining 2016	$623
2017	2,661
2018	1,890
2019	1,453
2020	1,484
Thereafter	4,030
Total	$12,141

For the three months ended September 30, 2016 and 2015, rent expense was $793 and $391, respectively, and is included in selling, general and administrative expense in the condensed consolidated statements of operations.

For the nine months ended September 30, 2016 and 2015, rent expense was $2,450 and $1,182, respectively, and is included in selling, general and administrative expense in the condensed consolidated statements of operations.

Commercial Litigation

Daniel Huang, individually and as shareholder representative v. ZAGG INC, Court of Chancery of the State of Delaware, C.A. No. 12842. On October 21, 2016, Daniel Huang as the representative of the shareholders of mophie, inc. under the Merger Agreement dated February 2, 2016, by and among the Company, ZM Acquisition, Inc. and mophie, inc., filed a lawsuit against the Company alleging that the Company breached the Merger Agreement by failing to pay certain contingent payments related to tax refunds and customs duty recoveries and seeks damages in an amount no less than $11,420. The Company will respond in due course and will defend the claims and otherwise enforce its rights and remedies under the Merger Agreement. The Company recorded a liability based on its estimate of the contingent payments as part of purchase accounting. The Company will accrue for future tax refunds, proceeds received on the land held for sale, and customs duty recoveries as they are collected. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Lorence A. Harmer, et al. v. ZAGG Inc et al., Third Judicial District Court, Salt Lake County, State of Utah, Civil No. 110917687. On September 20, 2011, Lorence A. Harmer, a former director of ZAGG and two of his affiliates, Harmer Holdings, LLC, and Teleportall, LLC (the “Harmer Parties”), filed a lawsuit against the Company, Robert G. Pedersen II, Brandon T. O’Brien, and KPMG LLP. In October 2012, the Company filed a counterclaim and third-party complaint against Harmer, Harmer Holdings, Teleportall and third-party Global Industrial Services Limited asserting claims for breach of contract, deficiency, indemnity and attorneys’ fees, breach of the implied covenant of good faith and fair dealing, quasi contract, unjust enrichment, quantum meruit and declaratory judgment. On May 21, 2015, the court granted summary judgment in the Company’s favor against the Harmer Parties, and thereafter entered a final judgment against the Harmer Parties in the amount of $4,735 with interest at 12% per annum until paid in full. On October 2, 2015, the court entered an order adding the amount of $1,396 to the judgment for the attorney fees and costs incurred by the Company in the litigation. All of the Harmer Parties’ claims against the Company and others have been dismissed with prejudice. The Company is moving forward with collection efforts pursuant to the final judgment. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

Peter Kravitz v. ZAGG Inc., U.S. Bankruptcy Court, District of Delaware, Adv. Pro. No. 15-51558(BLS). On October 29, 2015, Kravitz, as Liquidating Trustee (the “Trustee”) of the RSH Liquidating Trust (formerly known as RadioShack) filed a complaint against the Company, alleging, among other things, that the Company received preference payments for product the Company sold and delivered to RadioShack in the amount of $1,834 pursuant to Section 547 of the Bankruptcy Code and in the alternative pursuant to Section 548 of the Bankruptcy Code. The Company believes that the Trustee’s claims are without merit and is vigorously defending against them. On February 2, 2016, the Company filed its answer to the complaint stating, among other things, that the Company has a full and complete defense to the Trustee’s allegations in that all payments were received by the Company in the ordinary course of business and all payments received by the Company were paid pursuant to ordinary business terms. The Company also asserted the defense that the Company provided subsequent new value to RadioShack and that the payments are otherwise not recoverable by the Trustee. The case is currently in the discovery phase and with trial to be held in 2017. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Patent/Trademark Litigation

Inter Partes Review of Patent No. 8,567,596 B1 in the United States Patent and Trademark Office, Patent Trial and Appeal Board (“PTAB”), Case IPR2014-01262. On August 8, 2014, Tech 21 UK LTD. filed a Corrected Petition requesting inter partes review of claims 1-18 of U.S. Patent No. 8,567,596. Inter partes review was instituted on February 19, 2015. On January 27, 2016, the PTAB ordered that certain claims in the patent were unpatentable and other claims were canceled. The Company has appealed the PTAB’s decision to the Federal Circuit Court of Appeals. While under appeal, the patent remains in force. At September 30, 2016, unamortized book value of $2,027 remained on the Company’s books for acquisition costs related to this patent, which is included in the balance of intangible assets on the consolidated balance sheet. The Company will continue to evaluate the recorded book value and useful life of the intellectual property subject to the patent and will reflect any changes in estimates that result from this matter prospectively.

SEC Investigation

In the fourth quarter of 2012, the Company received requests to provide documentation and information to the staff of the SEC in connection with an investigation being conducted by the SEC’s Salt Lake City office. The Company believes the investigation includes a review of the facts and circumstances surrounding former-Chief Executive Officer Robert Pedersen’s pledge and subsequent sale of Company shares and the fact that such pledges and sales were not disclosed in the Company’s 2011 10-K filed on March 15, 2012 or 2012 Proxy filed on April 27, 2012. The Company responded to these requests and is cooperating with the staff although there has been no resolution to date.

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

The Company records a liability when a particular contingency is probable and estimable. Other than those discussed above, the Company has not accrued for any loss at September 30, 2016 in the condensed consolidated financial statements as the Company does not consider a loss to be probable or estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

(14)	SEGMENT REPORTING

The Company designs, produces, and distributes professional and premium creative product solutions in domestic and international markets. The Company’s operations are conducted in two reporting business segments: ZAGG and mophie. The Company defines its segments as those operations whose results its chief operating decision maker regularly reviews to analyze performance and allocate resources. The results of operations of mophie are included in the Company’s results of operations beginning on March 3, 2016.

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

The mophie segment designs and distributes power cases, mobile power, cases, and cables under the mophie brand. Worldwide operations are headquartered in Tustin, California.

The Company measures the results of its segments using, among other measures, each segment's net sales, gross profit, and operating income (loss).

Net sales by segment are as follows:

	Three months ended September 30, 2016	Three months ended September 30, 2015

ZAGG segment	$84,931	$66,774
mophie segment	39,731	—
Net sales	$124,662	$66,774

	Nine months ended September 30, 2016	Nine months ended September 30, 2015

ZAGG segment	$207,538	$190,679
mophie segment	79,390	—
Net sales	$286,928	$190,679

Gross profit by segment is as follows:

	Three months ended September 30, 2016	Three months ended September 30, 2015

ZAGG segment	$35,420	$24,871
mophie segment	7,726	—
Gross profit	$43,146	$24,871

	Nine months ended September 30, 2016	Nine months ended September 30, 2015

ZAGG segment	$84,885	$72,785
mophie segment	12,863	—
Gross profit	$97,748	$72,785

ZAGG INC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Dollars, units and shares in thousands, except per share data)

(Unaudited)

Income (loss) from operations by segment is as follows:

	Three months ended September 30, 2016	Three months ended September 30, 2015

ZAGG segment	$(9,405)	$6,228
mophie segment	(3,305)	—
Income (loss) from operations	$(12,710)	$6,228

	Nine months ended September 30, 2016	Nine months ended September 30, 2015

ZAGG segment	$(704)	$17,918
mophie segment	(17,062)	—
Income (loss) from operations	$(17,766)	$17,918

Total assets by segment are as follows:

	September 30, 2016	December 31, 2015

ZAGG segment	$154,018	$179,541
mophie segment	150,347	—
Total assets	$304,365	$179,541

(15)	SUBSEQUENT EVENTS

As is described above in Notes 2 and 13, on October 21, 2016, Daniel Huang as the representative of the shareholders of mophie, inc. under the Merger Agreement dated February 2, 2016, by and among the Company, ZM Acquisition, Inc. and mophie, inc., filed a lawsuit against the Company alleging that the Company breached the Merger Agreement by failing to pay certain contingent payments related to tax refunds and customs duty recoveries and seeks damages in an amount no less than $11,420. The Company will respond in due course and will defend the claims and otherwise enforce its rights and remedies under the Merger Agreement. The Company recorded a liability based on its estimate of the contingent payments as part of purchase accounting. The Company will accrue for future tax refunds, proceeds received on the land held for sale, and customs duty recoveries as they are collected. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

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

Our Business

ZAGG® Inc (“we,” “us,” “our,” “ZAGG,” or the “Company”) is an innovation leader in mobile tech accessories for smartphones and tablets. For over 10 years, ZAGG has developed creative product solutions that enhance and protect mobile devices for consumers around the world. The Company has an award-winning product portfolio that includes screen protection, power cases, power management, personal audio, mobile keyboards, cases and social tech sold under the ZAGG, InvisibleShield®, mophie®, and IFROGZ® brands.

Headquartered in Midvale, Utah, ZAGG has operations in the United States, Ireland, the Netherlands, and China, and has over 500 employees.

Established to act as a foundation for the company, there are four corporate objectives and seven core values that guide ZAGG daily:

Corporate Objectives	Core Values
The Preferred Brand	Integrity
Creative Product Solutions	Ownership
Targeted Global Distribution	Care for People
Operational Excellence	Passion
Continuous Improvement
Performance
Sense of Urgency

The corporate objectives align the functional teams’ goals and execution. Every ZAGG employee is trained to understand their role in executing to these objectives. Each core value acts as a key component in working toward ZAGG’s main objectives of providing creative product solutions, executing targeted global distribution, achieving operational excellence and being the preferred brand for its customers.

We maintain our corporate headquarters at 910 West Legacy Center Drive, Suite 500, Midvale, UT, 84047. The telephone number of the Company is 801-263-0699. Our website addresses are www.ZAGG.com and www.mophie.com. The URLs are included here as inactive textual references. Information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into this report.

Our Brands

ZAGG: Empowering people to live their lives unleashed

The ZAGG brand empowers people to live their lives unleashed. Our products are designed to feature cutting-edge design and innovation to provide portability, style, and productivity that can keep up with even the most active mobile users. We believe that with the right mobile accessories, no one ever has to feel tethered or held back.

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

We launched InvisibleShield Glass during the first quarter of 2014. InvisibleShield Glass is designed to provide premium screen protection and clarity, along with a superior feel and universally compatible touch sensitivity. In the third quarter of 2016 we announced InvisibleShield Glass+, designed to provide additional scratch resistance and impact protection over InvisibleShield Glass. Additionally, we launched InvisibleShield Sapphire Defense during the third quarter of 2016, a hybrid glass screen protector infused with sapphire designed to provide premium screen protection.

The InvisibleShield brand also offers mobile device cases, like the popular Orbit case, to complement our screen protection and provide a full device protection solution. As a market leader, we work to anticipate our customers’ needs in premium screen protection by constantly evaluating and staying ahead of market trends.

mophie: Leader in mobile power

mophie is a leading battery case and mobile power manufacturer with award-winning design and manufacturing that empowers the mobile world to stay powerful. Widely acclaimed for innovative mobile solutions, mophie is the proud developer of the original juice pack®. mophie products are recognized for style and engineered for performance, providing a seamless integration of hardware, software, and design.

mophie has created an ecosystem of mobile accessories that provide both power and protection for virtually any mobile device. From its groundbreaking battery cases, including with extra data storage options, to universal batteries, cables, adapters, and docks, mophie’s product lines represent innovation at the forefront of design and development.

IFROGZ: Active lifestyle products

IFROGZ is strategically positioned to bring audio to the value space by providing a product assortment that represents outstanding performance, active lifestyles, and dual-purpose designs that are on trend with consumers’ needs.

In 2007, IFROGZ released its first audio products under the EarPollution™ product line. The eclectic selection of earbuds and headphones specifically targeted a younger demographic while still appealing to a wide spectrum of consumers. IFROGZ continues to innovate and expand its headphone and earbud products to include offerings for all ages under both the EarPollution and IFROGZ brands. In 2013, IFROGZ began offering portable Bluetooth speakers for music lovers on the move that combine impressive audio quality, clever functionality, and eye-catching design. In the third quarter of 2016, IFROGZ introduced a new family of wireless Bluetooth audio products designed to combine outstanding sound with a lightweight listening experience by alleviating bulky earbuds and heavy control modules.

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

Critical Accounting Policies and Estimates

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

The Company had a material change in accounting estimates due to the acquisition of mophie as described in Note 2. These estimates are preliminary as described in Note 2.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 1 “Nature of Operations and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (amounts in thousands, except per share data)

Net sales

Net sales for the quarter ended September 30, 2016, were $124,662 as compared to net sales of $66,774 for the quarter ended September 30, 2015, an increase of $57,888 or 87%. The increase in sales comparing the quarter ended September 30, 2016 to 2015 was primarily related to (1) mophie sales of $39,731 (acquisition date of March 3, 2016), and (2) increased sales of screen protection products through wireless retailers. These increases were partially offset by a decline in keyboard sales due to overall softness in the tablet market compared to the prior year period.

The percentage of sales related to our key product lines for the three months ended September 30, 2016 and 2015, was approximately:

	2016	2015
Screen Protection	52%	72%
Power Management	22%	2%
Power Cases	12%	-
Keyboards	6%	15%
Audio	6%	9%
Other	2%	2%

The percentage of sales related to our key distribution channels for the three months ended September 30, 2016 and 2015, was approximately:

	2016	2015
Indirect channel	90%	88%
Website	7%	6%
Mall cart and kiosk program	3%	6%

The percentage of sales by geographic region for the three months ended September 30, 2016 and 2015, was approximately:

	2016	2015
United States	87%	89%
Europe	8%	9%
Other	5%	2%

Gross profit

Gross profit for the quarter ended September 30, 2016, was $43,146 or approximately 35% of net sales, compared to $24,871 or approximately 37% of net sales for the quarter ended September 30, 2015. The decrease in gross profit percentage was due to the impact of mophie gross profit margins, which were lower than the Company’s historical gross profit margins. These decreases were partially offset by improved ZAGG (excluding mophie) gross margin percentage, which increased to 42% compared to 37% in the prior year quarter.

Operating expenses

Total operating expenses for the quarter ended September 30, 2016, were $55,856 an increase of $37,213, or 200%, from total operating expenses for the quarter ended September 30, 2015, of $18,643. The $37,213 increase was primarily attributable to (1) a loss recorded on the disputed mophie purchase price in the current period of $24,317 and (2) mophie operating expenses of $11,031 (acquisition date of March 3, 2016), which included $740 in amortization of acquired intangibles and $138 in restructuring charges.

Income (loss) from operations

We reported a loss from operations of ($12,710) for the quarter ended September 30, 2016 compared to income from operations of $6,228 for the quarter ended September 30, 2015, a decrease of $18,938. The decrease in income from operations was due primarily to (1) a loss recorded on the disputed mophie purchase price in the current period of ($24,317) and (2) the mophie loss from operations of ($3,305). The mophie losses were impacted by (1) $740 in amortization of acquired intangibles and (2) $138 in restructuring charges. Since the date of acquisition, we continue to implement processes and procedures to optimize the mophie supply chain and improve operating results. These decreases were partially offset by improved profit margins from the ZAGG segment, excluding the loss recorded on the disputed mophie purchase price.

Other expense, net

For the quarter ended September 30, 2016, total other expense, net was $656 compared to $102 for the quarter ended September 30, 2015. The increase in other expense, net was due primarily to interest expense incurred under the Credit and Security Agreement.

Income taxes

We recognized an income tax benefit of $6,261 for the three months ended September 30, 2016, compared to income tax expense of $2,387 for the three months ended September 30, 2015. Our effective tax rate was 47% and 39% for the three months ended September 30, 2016 and 2015, respectively. The change in the effective tax rate for three-month period ended September 30, 2016, is primarily due to a decrease in the domestic manufacturing deduction, and permanent differences related to the acquisition of mophie. The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to foreign and state taxes, permanent items, and the Company’s global tax strategy.

Net (loss) income

As a result of these factors, we reported a net loss of ($7,105) or ($0.25) per share on a fully diluted basis for the quarter ended September 30, 2016 compared to net income of $3,739 or $0.13 per share on a fully diluted basis for the quarter ended September 30, 2015.

Segment Information

ZAGG segment net sales for the three months ended September 30, 2016, were $84,931 compared to net sales of $66,774 for the three months ended September 30, 2015, an increase of $18,157 or 27%. The increase in net sales was largely due to an increase in screen protection sales to our wireless carrier customers partially off-set by a decline in keyboard sales due to overall softness in the tablet market compared to the prior year period. Net sales for the mophie segment totaled $39,731.

ZAGG loss from operations totaled ($9,405) for the three months ended September 30, 2016 compared to income from operations of $6,228 for the three months ended September 30, 2015, a decrease of $15,633. The decrease in income from operations was due primarily to a loss recorded on the disputed mophie purchase price in the current period of $24,317, which is partially offset by increased screen protection sales, which is our highest margin product category, as described above. The loss from operations for the mophie segment totaled ($3,305).

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (amounts in thousands, except per share data)

Net sales

Net sales for the nine months ended September 30, 2016, were $286,928 as compared to net sales of $190,679 for the nine months ended September 30, 2015, an increase of $96,249 or 50%. The increase in sales comparing the nine months ended September 30, 2016 to 2015 was primarily related to (1) mophie sales of $79,390 (acquisition date of March 3, 2016), and (2) increased sales of screen protection products through wireless retailers. These increases were partially offset by a decline in keyboard sales due to overall softness in the tablet market compared to the prior year period.

The percentage of sales related to our key product lines for the nine months ended September 30, 2016 and 2015, was approximately:

	2016	2015
Screen Protection	53%	67%
Power Management	15%	2%
Power Cases	15%	-
Keyboards	9%	19%
Audio	7%	9%
Other	1%	3%

The percentage of sales related to our key distribution channels for the nine months ended September 30, 2016 and 2015, was approximately:

	2016	2015
Indirect channel	88%	89%
Website	8%	5%
Mall cart and kiosk program	4%	6%

The percentage of sales by geographic region for the nine months ended September 30, 2016 and 2015, was approximately:

	2016	2015
United States	88%	91%
Europe	7%	8%
Other	5%	1%

Gross profit

Gross profit for the nine months ended September 30, 2016, was $97,748 or approximately 34% of net sales, compared to $72,785 or approximately 38% of net sales for the nine months ended September 30, 2015. The decrease in gross profit percentage was due to the impact of mophie gross profit margins, which were lower than the Company’s historical gross profit margins. These decreases were partially offset by improved ZAGG (excluding mophie) gross margin percentage, which increased to 41% compared to 38% in the prior year period.

Operating expenses

Total operating expenses for the nine months ended September 30, 2016, were $115,514 an increase of $60,647, or 111%, from total operating expenses for the nine months ended September 30, 2015, of $54,867. The $60,647 increase was primarily attributable to (1) a loss recorded on the disputed mophie purchase price in the current period of $24,317 and (2) mophie operating expenses of $29,924 (acquisition date of March 3, 2016), which included $4,485 in amortization of acquired intangibles and $1,153 in restructuring charges.

Income (loss) from operations

We reported a loss from operations of ($17,766) for the nine months ended September 30, 2016 compared to income from operations of $17,918 for the nine months ended September 30, 2015, a decrease of $35,684. The decrease in income from operations was due primarily to (1) a loss recorded on the disputed mophie purchase price in the current period of ($24,317) and (2) the mophie loss from operations of ($17,062). The mophie losses were impacted by (1) $4,485 in amortization of acquired intangibles, (2) $1,153 in restructuring charges, and (3) time and resources needed during the quarter to re-start the mophie supply chain and to ensure customer demand is met. Since the date of acquisition, we continue to implement processes and procedures to optimize the mophie supply chain and improve operating results. These decreases were partially offset by improved profit margins from the ZAGG segment, excluding loss recorded on purchase price.

Other expense, net

For the nine months ended September 30, 2016, total other expense, net was $1,639 compared to $132 for the nine months ended September 30, 2015. The increase in other expense, net was due primarily to interest expense incurred under the Credit and Security Agreement.

Income taxes

We recognized an income tax benefit of $7,963 for the nine months ended September 30, 2016, compared to income tax expense of $7,155 for the nine months ended September 30, 2015. Our effective tax rate was 41% and 40% for the nine months ended September 30, 2016 and 2015, respectively. The change in the effective tax rate for the nine months ended September 30, 2016 was primarily due to a decrease in the domestic manufacturing deduction, and permanent differences related to the acquisition of mophie. The Company’s effective tax rate will generally differ from the U.S. Federal Statutory rate of 35%, due to foreign and state taxes, permanent items, and the Company’s global tax strategy.

Net income (loss)

As a result of these factors, we reported a net loss of ($11,442) or ($0.41) per share on a fully diluted basis for the nine months ended September 30, 2016 compared to net income of $10,631 or $0.36 per share on a fully diluted basis for the nine months ended September 30, 2015.

Segment Information

ZAGG segment net sales for the nine months ended September 30, 2016, were $207,538 compared to net sales of $190,679 for the nine months ended September 30, 2015, an increase of $16,859 or 9%. The increase in net sales was largely due to an increase in screen protection sales to our wireless carrier customers partially off-set by a decline in keyboard sales due to overall softness in the tablet market compared to the prior year period. Net sales for the mophie segment totaled $79,390.

ZAGG loss from operations totaled ($704) for the nine months ended September 30, 2016, compared to income from operations of $17,918 for the nine months ended September 30, 2015, a decrease of $18,622. The decrease in income from operations was due primarily to a loss recorded on the disputed mophie purchase price in the current period of ($24,317), which is partially offset by increased screen protection sales, which is our highest margin product category, as described above. The loss from operations for the mophie segment totaled ($17,062).

Liquidity and Capital Resources (in thousands)

At September 30, 2016, our principal sources of liquidity are cash provided by operations, cash on-hand, the term loan, and a revolving line of credit. Our principal uses of cash have been the acquisition of mophie and the funding of working capital requirements.

Cash and cash equivalents on-hand decreased to $8,955 on September 30, 2016, from $13,002 on December 31, 2015, a decrease of $4,047. The decrease in cash was largely the result of cash used for the purchase of mophie, for working capital requirements at mophie, and purchases of fixed assets; this decrease was partially offset by cash collections and borrowings under the Credit and Security Agreement during the nine months ended September 30, 2016. Earnings from foreign operations are considered permanently re-invested and of the $8,955 cash balance on September 30, 2016, cash from foreign entities totaled $3,827, which constitutes 43% of the total cash and cash equivalents balance.

Accounts receivable, net of allowances, increased to $83,086 on September 30, 2016, from $57,647 on December 31, 2015, an increase of $25,439. The increase was primarily attributable to the mophie acquisition and related accounts receivable, which totaled $19,933 at September 30, 2016. ZAGG accounts receivable, net of allowances, increased to $63,153 on September 30, 2016, from $57,647 on December 31, 2015, an increase of $5,506. The increase was attributable to increased sales of $18,157 for the three-month period ended September 30, 2016, compared to the three-month period ended September 30, 2015. The increased sales are partially off-set by cash collections during the period ended September 30, 2016.

Inventories increased to $66,204 on September 30, 2016, from $45,912 on December 31, 2015, an increase of $20,292. The increase was due to the acquisition of mophie and related inventories, which totaled $35,226 at September 30, 2016. ZAGG inventories decreased to $30,978 on September 30, 2016, from $45,912 on December 31, 2015, a decrease of $14,934. The decrease in ZAGG inventory is due primarily to (1) continued focus and improvements in the Company’s planning and forecasting processes, and (2) seasonal increases in inventory each year-end to ensure the Company has sufficient inventory to fulfill orders in anticipation of Chinese New Year, which occurs in the first quarter and during which many factories cease operations for several weeks.

Accounts payable increased to $73,168 on September 30, 2016, from $33,846 on December 31, 2015, an increase of $39,322. The increase was due to the acquisition of mophie and related payables, which totaled $35,277 at September 30, 2016. ZAGG accounts payable increased to $37,891 on September 30, 2016, from $33,846 on December 31, 2015, an increase of $4,045. The increase in ZAGG accounts payable is due primarily to products purchased from suppliers during the three-months ended September 30, 2016 to fulfill orders received from customers for the launch of the Apple iPhone 7 and iPhone 7 Plus, which was partially offset by payments made during the nine-month period ending September 30, 2016.

At September 30, 2016, we had working capital of $25,271 compared to $82,677 as of December 31, 2015, a decrease of $57,406. The decrease in working capital was primarily related to the current liability classification of the line of credit under US GAAP, although the maturity date is not until March 3, 2021. Despite the maturity date in 2021, U.S. GAAP requires that the line of credit be classified as a current liability due the existence of a lockbox arrangement with the bank whereby cash collections are automatically swept against the line of credit. The decrease in working capital is also due to contingent payments recorded within current liabilities, which totaled $12,139 at September 30, 2016, and the sales reserve recorded for mophie which totaled $20,298 at September 30, 2016.

Based on the current level of operations, we believe that cash provided by operations, cash on hand, and available borrowings under existing credit arrangements will be adequate to fund expected capital expenditures and working capital needs for the next 12 months.

Segment Information

ZAGG segment cash and cash equivalents decreased to $8,187 on September 30, 2016, from $13,002 on December 31, 2015, a decrease of $4,815. The decrease in cash is largely the result of cash from operations of $52,338, offset by cash used for the purchase of mophie and purchases of fixed assets. mophie segment cash and cash equivalents totaled $768 and mophie was a user of cash from operations of ($26,422) due to working capital requirements.

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

The Credit and Security Agreement provides for a lockbox and cash collateral account that will be maintained with KeyBank. The Credit and Security Agreement is collateralized by substantially all of the assets of the Company. The Credit and Security Agreement establishes two debt covenants that are measured on a quarterly basis starting with the quarter-ended June 30, 2016:

●	Maximum Leverage Ratio: Defined as the ratio of total funded indebtedness to Consolidated EBITDA (as defined in the Credit and Security Agreement), which cannot be more than 3.50 on a trailing four quarter basis.

●	Minimum Fixed Charge Coverage Ratio: Defined as the ratio of Consolidated EBITDA (as defined in the Credit and Security Agreement) minus taxes, capital distributions and unfunded capital expenditures divided by the sum of interest payments, principal payments, and capital lease payments; the minimum allowed under the Credit and Security Agreement is 1.10 on a trailing four quarter basis.

Contractual Obligations and Commitments

The following table provides information on our contractual obligations as of September 30, 2016:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Term Loan payments	$21,875	$1,563	$12,500	$7,812	$—
Line of Credit payments	30,195	—	—	—	30,195
Interest on Term Loan and Line of Credit	3,704	194	1,976	1,379	155
Operating lease obligations	12,141	623	6,004	4,361	1,153
Total	$67,915	$2,380	$20,480	$13,552	$31,503

Unrecognized uncertain tax benefits of $2,120 are not included in the table above as we are not sure when the amount will be paid.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Certain of the legal proceedings in which we are involved are discussed in Note 13, "Commitments and Contingencies,” and in Note 15, “Subsequent Events,” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

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

ZAGG INC

Date: November 2, 2016	/s/ RANDALL L. HALES
Randall L. Hales,
Chief Executive Officer, President, & Director
(Principal executive officer)

Date: November 2, 2016	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday,
Chief Financial Officer
(Principal financial officer)

