Form 10-K
period 2016-12-31
ZAGG Inc
filed 2017-03-09
CIK 1296205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016, was $125,272,928. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares of the Registrant’s common stock outstanding as of March 1, 2017, was 28,311,248.

ZAGG INC

FISCAL YEAR ENDED DECEMBER 31, 2016

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

Our Business (amounts in thousands)

ZAGG® Inc (“we,” “us,” “our,” “ZAGG,” or the “Company”) is an innovation leader in mobile tech accessories for smartphones and tablets. The Company’s commitment is to enhance every aspect of performance, productivity and durability in mobile devices with creative product solutions. ZAGG was created from the concept of applying a clear film originally designed to protect military-helicopter blades in harsh desert conditions to protect consumers’ mobile devices. Mobile devices are essential to modern living and ZAGG’s mission is to ensure better performance in the real world.

In addition to its home-grown brands, ZAGG has created a platform to combine category-creating and innovative brands that address specific consumer needs to empower a mobile lifestyle. The Company has an award-winning product portfolio that includes screen protection, power cases, power management, personal audio, mobile keyboards, cases and social tech sold under the ZAGG, InvisibleShield®, mophie®, and IFROGZ® brands.

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

The Company has established four corporate objectives and seven core values to act as a foundation for and guide ZAGG daily:

Corporate Objectives	Core Values
The Preferred Brand	Integrity
Creative Product Solutions	Ownership
Targeted Global Distribution	Care for People
Operational Excellence	Passion
Continuous Improvement
Performance
Sense of Urgency

The corporate objectives are intended to align the Company’s functional teams’ goals and execution. Every ZAGG employee is trained to understand her or his role in executing to these objectives. Each core value acts as a key component in working toward ZAGG’s corporate objectives of providing creative product solutions, executing targeted global distribution, achieving operational excellence, and being the preferred brand for its customers.

Our Products

InvisibleShield: Leader in screen protection

InvisibleShield products are designed to provide premium, lifetime protection for mobile device screens against shattering or scratching through military-grade solutions. Our products are designed to provide peace of mind by enabling consumers to fearlessly enjoy their mobile devices and never experience the inconvenience of a shattered screen.

InvisibleShield is focused on producing industry-leading screen and device protection. From protective film and glass to cases, InvisibleShield products offer consumers a wide array of protection types and features, all with a lifetime warranty.

Our films were originally developed to protect the leading edge of rotary blades on military helicopters. Through constant innovation, we continue to formulate new films that are designed to offer the highest standards in self-healing scratch and impact protection. We also continue to drive innovation around simplifying the customer application experience like we’ve done with our EZ Apply® tabs, which are designed to help users align and apply InvisibleShield products. We also provide custom-fit screen protection for thousands of device types through our automated InvisibleShield On Demand (“ISOD”) solution. With ISOD, retailers can supply consumers with screen protection for nearly any device model, all without having to hold excess inventory.

Launched during the first quarter of 2014. InvisibleShield Glass is designed to provide premium screen protection and clarity, along with a superior feel and universally compatible touch sensitivity. In the third quarter of 2016 we announced InvisibleShield Glass+, designed to provide additional scratch resistance and impact protection over InvisibleShield Glass. Additionally, we launched InvisibleShield Sapphire Defense during the third quarter of 2016, which is a hybrid glass screen protector infused with sapphire crystals designed to provide premium screen protection.

ZAGG has the leading market share in screen protection, and has maintained that leading position by consistently delivering innovative products to the market.

mophie: Leader in mobile power

mophie is a leading battery case and mobile power brand with award-winning design to liberate mobile users from the limitations of mobile devices to provide more time to rock, talk, watch, surf, save, and send. Notably, the original juice pack® which is designed to provide device-specific protection as well as additional battery power to many of the most popular mobile phones. mophie products are recognized for style and engineered for performance, providing a seamless integration of hardware, software, and design.

The mophie ecosystem of mobile accessories is designed to provide both power and protection for virtually any mobile device. With its groundbreaking battery cases, including extra data storage options, universal batteries, cables, adapters, and docks, mophie products represent innovation at the forefront of design and development.

IFROGZ: Active lifestyle products

IFROGZ products are strategically designed and positioned to bring personal audio to the value space by providing a product assortment that represents outstanding performance, active lifestyles, and dual-purpose designs that are on trend with consumers’ needs. IFROGZ refines today’s newest audio technology to deliver the features consumers want, while eliminating those that needlessly increase costs, so that everyone can participate in our increasingly mobile world.

In 2007, the IFROGZ EarPollution™ product line was released. The eclectic selection of earbuds and headphones specifically targeted a younger demographic while still appealing to a wide spectrum of consumers. We continue to innovate and expand our headphone and earbud product lines under the IFROGZ name to include offerings for all ages under both the EarPollution and IFROGZ brands. In 2013, we began offering IFROGZ portable Bluetooth speakers for music lovers on the move that combine impressive audio quality, clever functionality, and eye-catching design. In the third quarter of 2016, we introduced a new family of wireless Bluetooth audio products designed to combine outstanding sound with a lightweight listening experience by alleviating bulky earbuds and heavy control modules.

ZAGG: Empowering people to live their lives unleashed

Products under the ZAGG brand are designed to empower people to live their lives unleashed. Mobility is changing everything and ZAGG is driving the mobile lifestyle forward with products that allow consumers to be productive and connected at work, at play and at rest. ZAGG products are designed to free consumers from the confines of the traditional workplace. We believe “getting away” shouldn’t mean being disconnected. We support the communicators, commuters, creators and closers who live a mobile lifestyle.

Our products are designed to feature cutting-edge design and innovation to provide portability, style, and productivity that can keep up with even the most active mobile users. We believe that with the right mobile accessories, no one ever has to feel tethered or held back.

ZAGG keyboards are designed to offer consumers an enhanced and innovative productivity experience. Since entering this category in 2010, ZAGG has continually reinvented its line of keyboards while also providing timely, curated solutions for new devices released by Apple, Microsoft, and Samsung, as well as other leading mobile device manufacturers. In addition to device-specific keyboards and folio keyboard cases, ZAGG’s line of universal full-size Bluetooth® keyboards are designed to be compatible with virtually any device and mobile operating system. We continue to innovate and expand our wireless keyboard product lines as end users’ requirements evolve in this rapidly changing market segment.

Strategy

At ZAGG, our focus is to (1) design creative product solutions for users of mobile devices, (2) sell these products to consumers through targeted global distribution partners and online, (3) drive operational excellence across the organization, and (4) become the preferred brand through emphasizing innovation and product-quality, providing excellent customer service, and focusing on the end-users’ experience with our products. We focus our corporate, team, and individual goals to accomplish these overall corporate objectives.

We plan to continue to expand our product offerings, including entering new product categories and entering new domestic and global markets that we believe will be consistent with our overall corporate strategy.

Design and Packaging

We design our InvisibleShield glass and film products for application on thousands of specific electronic devices. Our logistics partners acquire precision-cut raw materials from exclusive third-party suppliers. These precision-cut InvisibleShield film and glass either use the EZ Apply tabs installation or are packaged with an installation kit consisting of a moisture adhesive-activating solution, a squeegee, and instructions for application on specific electronic devices. We have established relationships with package assembly, shipping, and logistics companies worldwide that we expect will allow us to expand production and shipping capacity for InvisibleShield film as well as glass production as we continue to grow and enter new markets.

We also customize each InvisibleShield film cut design for the specific electronic device and currently have thousands of unique designs. Each cut design is developed internally and is owned exclusively by us. We do not own the patent for the raw materials, which is held by our exclusive supplier. Our film supplier has contractually agreed to not sell the base materials to any of our competitors. We believe that our relationship with the manufacturer of the raw material is on excellent terms and anticipate no interruption in our ability to acquire adequate supplies of raw materials and produce products.

We manufacture our other mobile device accessories (InvsibleShield glass, keyboards, keyboard cases, audio products, cases, power cases, mobile power solutions, and other accessories) using third party contract manufacturers located primarily in Asia. We have established relationships with third-party manufacturers, package assembly, warehousing, shipping, and logistics companies that allow us to expand our accessories production and shipping capacity as we continue to grow our current customer base and enter new markets.

For all our products, we design the exterior packaging to ensure it is consistent with the overall marketing strategy and is consistent with the desires of our major retailer partners. We have designed the hard plastic and cardboard box packaging to be informative and attractive for point-of-sale displays. We outsource the production of packaging to various independent third parties.

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

As a result, a significant market has emerged for (1) protecting portable electronic devices, notably the “high end” tablet and smartphone devices, and (2) enhancing the consumer experience with accessories for mobile electronic devices.

We sell each of our product lines to consumers of electronic and hand-held devices directly via our websites and other key online e-tailers, and through our distributors and retail partners. We sell a significant amount of product for use on Apple’s iPad, iPhone, and iPod devices; Samsung’s Galaxy smartphones and tablets; and Microsoft’s Surface tablets, though we have experienced continued diversification as other manufacturers’ presence in the market has increased.

In addition to Apple and Samsung, the handheld electronics industry has continued to develop and market devices with touch screen interfaces, and several major manufacturers, including Microsoft, Motorola, Dell, Lenovo, Blackberry, Xiaomi, and HTC, continue to release innovative products each year. The InvisibleShield is the ideal device protection offering for all types of touch-screen devices, as it does not interfere with the functionality of the device while offering complete scratchproof protection. Our keyboard product line is ideal for tablet and smartphone users as the product line includes keyboards that are both device specific and device agnostic, which are compatible with many tablet and smartphone devices. In addition, our IFROGZ Audio product lines offer excellent enhancement to any mobile device. Lastly, we view our mophie power cases and other portable power solutions as a potential market for significant future growth as mobile devices become more ingrained in our day-to-day lives. We intend to continue to focus our marketing and innovation efforts around these types of product solutions that protect and enhance mobile devices.

Market Segments

With thousands of InvisibleShield products/product configurations available, we have a protective covering for all major market segments of handheld electronic devices, including: smartphones, tablets, MP3 players, notebook computers, laptops, gaming devices, GPS devices, watch faces, and similar devices and surfaces. We intend to continue to configure the InvisibleShield product for use in newly developed consumer devices. The InvisibleShield can be quickly configured, packaged, and shipped to customers for new devices as they enter the consumer marketplace, making the InvisibleShield available for purchase at the time of or within days of the launch of new electronic devices. In addition, ISOD, a patent pending system used to cut an InvisibleShield for virtually any mobile device in seconds, makes it possible for retailers to have an InvisibleShield available on the launch date for all device releases.

One of the fastest growing market segments is the smartphone and tablet segment. Most often, smartphone and tablet buyers are drawn to these devices by their elegant design, as well as their easy-to-use functionality. However, everyday use often mars the finish of the devices’ screen and other areas that receive wear and tear. InvisibleShield protection products and, mophie and IFROGZ cases offer excellent device protection, while not impeding the form or functionality of the smartphones and tablets, and do not inhibit the touch sensitivity for smartphones and tablets with touch screen technology. Further, our keyboard line provides a professional and innovative solution to interact with tablets and smartphones. Lastly, the mophie ecosystem provides both power and protection accessories for virtually any mobile device.

As sales of electronics continue to grow, we anticipate that sales of our complementary accessory products will also continue to grow. The largest areas of our market opportunities relate to sales of smartphones and tablets. Management believes that ZAGG is positioned to serve market needs within this industry with our multiple product lines that include device protection, keyboards and keyboard cases, audio, power cases, mobile power, and protective cases.

Marketing and Distribution

Domestically, we sell our products on our websites, to big box electronics retailers, wireless retailers, distributors, and franchisees that own and operate kiosks and ZAGG branded stores in shopping malls and retail centers. In addition, our products are available for sale worldwide via our websites and through retailers and distributors we have partnered with from our subsidiaries in Ireland, the Netherlands, and China. Currently we advertise our products primarily on the Internet, through print advertisements in conjunction with our retail partners, and through point of sale displays at retail locations. We intend to continue to strategically expand our advertising activities in 2017, particularly through point of sales displays within retailer and social media campaigns on the Internet. We are also seeking to create strategic partnerships with makers of smartphones and tablets, electronic accessories, and mobile content providers to enhance our product offerings.

Indirect Channels (amounts in thousands)

We sell our products through indirect channels, including big box retailers, wireless retailers, domestic and international distributors, independent Apple retailers, university bookstores, and small independently owned consumer electronics stores. For the year ended December 31, 2016, we sold $350,741 of product, or approximately 87% of our overall net sales through this channel. We require indirect channel partners to enter into a reseller agreement with us.

We continue to sell directly to retailers or through distributors to market and place our products for sale in the United States and non-U.S. markets. We have entered into distribution agreements with partners throughout the world for the marketing, distribution and sale of our products.

Website Sales (amounts in thousands)

We sell our products worldwide directly to consumers on our websites at www.ZAGG.com and www.mophie.com. For the year ended December 31, 2016, we sold $34,247 of product, or approximately 9% of our overall net sales, through our websites. The URLs are included here as inactive textual references. Information contained on, or accessible through, our websites is not part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

Franchisees and ZAGG Owned Stores (amounts in thousands)

We sell our products to franchisees that operate kiosks and ZAGG-branded stores in shopping malls and retail centers. We enter into agreements with third-party franchisees who then purchase our products and resell them to consumers. As part of the standard franchise agreement, franchisees are charged an up-front fee that is recognized into revenue over the life of the franchise term. In addition, ZAGG operates several kiosks and ZAGG branded stores. For the year ended December 31, 2016, we sold $16,869 of product, or approximately 4% of our overall net sales, through franchisees and our corporate owned stores.

Segment Information (amounts in thousands)

ZAGG segment net sales for the year ended December 31, 2016, were $288,108 compared to net sales of $269,311 for the year ended December 31, 2015, an increase of $18,797 or 7%. The increase in net sales was largely due to an increase in screen protection sales to our wireless carrier customers partially off-set by a decline in keyboard sales due to overall softness in the tablet market compared to the prior year period. Net sales for the mophie segment totaled $113,749.

Gross profit for the ZAGG segment increased to $115,123 for the year ended December 31, 2016 from $101,684 for the year ended December 31, 2015. The increase in gross profit was principally due to an increase in net sales for the segment as well as an improvement in gross margin, which increased from 38% of sales in the year ended December 31, 2015 to 40% of sales in year ended December 31, 2016. The primary driver of the improved margin was the increase in screen protection sales as a percentage of total segment sales from 67% to 74% for the years ended December 31, 2015 and 2016, respectively. Gross profit for the mophie segment totaled $12,479.

ZAGG income from operations totaled $9,817 for the year ended December 31, 2016 compared to income from operations of $25,864 for the year ended December 31 2015, a decrease of $16,047. The decrease in income from operations was due primarily to a loss recorded on the disputed mophie purchase price in the current period of $24,317, which is partially offset by increased screen protection sales, our highest margin product category. The loss from operations for the mophie segment totaled ($31,177).

Warranties

We offer a lifetime warranty of the durability of our InvisibleShield products. If the InvisibleShield is ever scratched or damaged in the course of normal use, a customer may return the old product and we will replace it for free. The products to which the InvisibleShield is applied typically have relatively short lives, which helps to limit our exposure for warranty claims. For products that contain electronic components, the Company offers a two-year manufacturer’s warranty should the product cease to function properly during the first two years.

Suppliers

We do not directly manufacture any of our products, rather we employ various third party manufacturing partners in the United States and Asia to perform these services on our behalf. The services employed by these third parties include the selection of sub-suppliers that provide raw materials and other components used in the manufacturing process. We have endeavored to use common components and readily available raw materials in the design of our products that can be sourced from multiple sub-suppliers. However, raw film used in our InvisibleShield film and ISOD products has been produced by a single supplier for the last nine years. Our film supplier has contractually agreed to not sell the raw materials to any of our competitors.

Below is a high-level summary by product category of the manufacturing sources used by the Company:

●	Screen Protection – Our screen product line is comprised of sales of InvisibleShield glass products (approximately 82% of 2016 screen protection sales or 44% of net sales), InvisibleShield film products (approximately 15% of 2016 screen protection sales or 8% of net sales), and ISOD film blanks (approximately 3% of 2016 screen protection sales or 2% of net sales). InvisibleShield glass products are sourced from factories in Asia with protective glass expertise, each of which uses a number of sub-suppliers for raw materials and other components. Our InvisibleShield film and ISOD products are sourced through our third-party logistics partner, who purchases the raw film inventory from a single supplier (as discussed above).
●	Battery Cases and Power Management – Our battery case and power management product lines consists of power products that are designed to provide on-the-go power for tablets, smartphones, MP3 players, cameras, and virtually all other electronic mobile devices. Our power products are sourced from factories in Asia with battery expertise, each of which uses a number of sub-suppliers for raw materials and other components.
●	Keyboards – Our keyboard product line consists of (1) device specific keyboards designed to fit individual tablets produced by original equipment manufacturers and (2) keyboards that are designed to be device agnostic and can be used on virtually any mobile device. Our keyboard products are sourced from factories in Asia with keyboard expertise, each of which uses a number of sub-suppliers for raw materials and other components.
●	Audio – Our audio product line consists of earbuds and headphones that are designed to be compatible with virtually all electronic mobile devices. Our audio products are sourced from factories in Asia with audio expertise, each of which uses a number of sub-suppliers for raw materials and other components.

Our product and operations teams work closely with suppliers from initial product development and throughout the manufacturing process to ensure that (1) the supplier understands and will build according to product specifications, (2) appropriate quality is maintained for the finished goods and for all sub-components, and (3) the supplier can meet our supply needs.

Intellectual Property Rights

We own utility and design patents in the U.S. and in various foreign countries which correspond to a number of our products, including patents with claims focused on certain features of ZAGG’s InvisibleShield screen protection for electronic devices. ZAGG continues to actively pursue further protection for its InvisibleShield screen protection and associated methods in the United States and in foreign countries, having filed patent applications for (i) both wet and dry application processes for securing protective films to consumer electronic devices; (ii) dry-application protective films; and (iii) on-demand production of electronic device accessories, including films. In addition, ZAGG has filed applications, and in some instances secured patents, for a variety of its battery cases, mobile power, keyboard, and protective case products. ZAGG has additional patents pending in the U.S. and internationally for a variety of current and expected products.

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

ZAGG has strategically developed relationships and exclusive agreements with a number of third party vendors and suppliers. ZAGG’s long-standing relationship with its raw material suppliers and its manufacturers expands the scope of potential intellectual property (“IP”) protection available to ZAGG, including development of innovative solutions for protective films. These relationships also provide ZAGG with a reasonable expectation that it will be able to supply customers with products long into the future.

Our film supplier retains the patents and IP rights for products it develops on our behalf, though has contractually agreed to not sell the raw materials to any of our competitors. The IP protection held by the Company varies in effectiveness in preventing certain aspects of competition. Although the Company believes the protection of IP is an important factor in its business and that its success does depend in part on the ownership thereof, the Company views the following as our keys to past and future success (1) our distribution relationships with customers, (2) the speed we can bring a product to market and (3) our ability to effectively launch a product into market to generate the maximum number of sales before market sentiment changes. Additionally, we believe ZAGG’s success is also based upon creative product solutions, establishing the preferred brand among both retailers and consumers, and targeted global distribution.

Protection of IP is important to the Company and we protect IP when appropriate, however, we do not view IP in our industry as the key barrier to entry because of the rapidly changing industry that we operate in. Very often, by the time we receive patent or other IP protection on a product that would serve as a barrier to entry, the market has moved on to new technologies or products. Given this, we are very selective in what we decide to protect, measuring the cost to protect certain aspects of IP against the potential benefit.

Due to our close partnership with suppliers in Asia, our third party logistics partner, and the manufacturer of the raw film used in our InvisibleShield and ISOD products, our product development teams work directly with these partners in the development of products. Our key suppliers in Asia have contractually agreed that the Company will retain all patents and IP rights to products that arise through our relationship, including design changes and innovations regardless of who instigates the product development change.

Employees

We have 431 full-time and part-time employees, including our management team. 339 of our employees are located in the United States and support our domestic operations, while 92 employees are located in international locations to support our international operations. No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes. We believe our relationship with our employees is good.

Our Corporate History

ZAGG and its subsidiaries are innovation leaders in mobile tech accessories for smartphones and tablets. For over 10 years, ZAGG has developed creative product solutions that enhance and protect mobile devices for consumers around the world. The Company has an award-winning product portfolio that includes screen protection, power cases, power management, personal audio, mobile keyboards, cases, and social tech sold under the ZAGG, InvisibleShield, mophie, and IFROGZ brands.

In June 2011, ZAGG acquired 100% of the outstanding shares of IFROGZ, which further diversified the existing ZAGG product lines, particularly for audio and protective case accessories.

On March 3, 2016 the Company acquired mophie for gross up-front cash consideration of $100,000, subject to a preliminary working capital adjustment totaling of $23,478. During procedures to determine the final working capital adjustment, significant claims for breaches of representations and warranties that directly impacted current assets and current liabilities were also identified. When considering the (1) preliminary working capital adjustment, (2) final working capital adjustment, and (3) claims for breaches of representations and warranties that directly impacted current assets and current liabilities, the Company concluded that these adjustments totaled $49,795. The results of operations of mophie are included in the Company's results of operations beginning on March 3, 2016. Based on the manner in which the Company manages, evaluates, and internally reports its operations, the Company determined that mophie will be reported as a separate reportable segment. See Notes 4 and 15 to the consolidated financial statements for additional details on the acquisition and the Company's segments.

Seasonal Business

The Company has historically been positively impacted near the time of major device launches by Apple and Samsung, particularly when there is a change in form factor. We expect major device launches to continue to positively impact our operations during 2017 and beyond.

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

The Company entered into a Credit and Security Agreement with KeyBank National Association (“KeyBank”), as administrative agent, KeyBanc Capital Markets Inc., ZB, N.A., dba Zions First National Bank, and JPMorgan Chase, N.A. (“Credit and Security Agreement”).

The Credit and Security Agreement provides an $85,000 revolving credit commitment (“Revolver”). Borrowings and repayments under the Revolver may occur from time to time in the Company’s ordinary course of business through the maturity date of March 2, 2021, at which time any amounts outstanding are to be paid in full (60-month term). All borrowings under the Revolver are subject to a borrowing base limit, which is calculated from outstanding accounts receivable and inventory on hand, and is reported to the administrative agent monthly. Interest on the Revolver will accrue at the base rate (as defined in the Credit and Security Agreement) plus 0.5% or LIBOR plus 1.5%. The Revolver is subject to an unused line fee calculated as 0.2% multiplied by the average unused amount of the Revolver.

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

The Credit and Security Agreement contains a number of financial and non-financial debt covenants, and the amount available under the Revolver is limited to the borrowing base calculated on at least a monthly basis. If we are not compliant with the covenants or have a reduction in our borrowing base, our ability to access the Revolver will be limited and the outstanding borrowings under the Term Loan may be declared immediately due and payable. In such event, our short-term cash requirements may exceed available cash on hand resulting in material adverse consequences to our business. If we need to obtain additional funds as a result of the termination of the Credit and Security Agreement or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, dispose of assets, or cease operations altogether.

The restrictive covenants contained in our Credit and Security Agreement may limit our activities.

Our obligations under the Credit and Security Agreement are secured by substantially all of the assets of the Company. Under the Credit and Security Agreement, we are subject to specified affirmative covenants customary for loans of this type. We are also subject to certain negative covenants customary for loans of this type.

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

The amount of our indebtedness could have important consequences for us, including the following:

●	requiring us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, future growth opportunities and other purposes;
●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	making it more difficult for us to satisfy our debt obligations, as any failure to comply with such obligations, including financial and other restrictive covenants, could result in an event of default under the Credit and Security Agreement, which could lead to, among other things, an acceleration of our indebtedness or foreclosure of the collateral, which could have a material adverse effect on our business or financial condition;
●	limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes; and
●	increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates.

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

However, if we are not able to continually innovate and introduce new products that achieve consumer acceptance, our sales and profit margins may decline. Our revenues and profitability will depend on our ability to maintain existing and generate additional customers and develop new products. A reduction in demand for our existing products would have a material adverse effect on our business. The sustainability of current levels of our business and the future growth of such revenues, if any, depends on, among other factors:

●	the overall performance of the economy and discretionary consumer spending,
●	competition within key markets,
●	continued customer acceptance of our products,
●	customer acceptance of newly developed products, and
●	the demand for other products and services.

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

The Company does not manufacture any of our products, rather employs various third party manufacturing partners to perform these services on our behalf. The services employed by these third parties include the selection of sub-suppliers that provide raw materials and other components used in the manufacturing process. Our manufacturing partners acquire substantially all of the raw materials that we use in our products from a variety of suppliers. We can give no assurance that:

●	our supplier relationships will continue as presently in effect,
●	our suppliers will not become competitors,
●	our suppliers will be able to obtain the components necessary to produce high-quality, technologically-advanced products for us,
●	we will be able to obtain adequate alternatives to our supply sources should they be interrupted,
●	if obtained, alternatively sourced products of satisfactory quality would be delivered on a timely basis, competitively priced, comparably featured or acceptable to our customers, and
●	our suppliers will have sufficient financial resources to fulfill their obligations.

Our inability to procure sufficient quality and quantities of products that are in demand could reduce our profitability and have a negative effect on our relationships with our customers. If any of our supplier relationships are terminated or interrupted, we could experience an immediate or long-term supply shortage, which would have a negative effect on our business.

Because we do not own all the technology incorporated in the InvisibleShield film products, the impact of technological advancements may cause profit margin erosion and adversely impact our profitability and inventory value.

Although protection of IP is important to the Company and we protect IP when appropriate, we do not view IP in our industry as an effective barrier to entry because of the rapidly changing industry that we operate in. Very often, by the time we receive patent or other IP protection on a product that would serve as a barrier to entry, the market has moved on to new technologies or products. Given this, we are very selective in what we decide to protect, measuring the cost to protect certain aspects of IP against the potential benefit.

Due to our close partnership with suppliers in Asia, our third-party logistics partner, and the manufacturer of the raw film used in our InvisibleShield and ISOD products, our product development teams work directly with these partners in the development of products. Our key suppliers in Asia have contractually agreed that the Company will retain all patents and IP rights to products that arise through our relationship, including design changes and innovations regardless of who instigates the product development change. Our film supplier retains the patents and IP rights for products it develops on our behalf, though has contractually agreed to not sell the raw materials to any of our competitors. As we do not own the IP for raw materials, including the InvisibleShield film and glass products, we cannot provide assurance that we will be able to source technologically advanced products in the future in order to remain competitive. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining profit margins and inventory obsolescence. Because we maintain a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.

Although we do not own the patent for the film raw materials, which is held by our exclusive supplier, this supplier has contractually agreed to not sell the raw materials to any of our competitors. We believe that our relationship with the manufacturer of the raw material is on excellent terms and anticipate no interruption in our ability to acquire adequate supplies of raw materials and produce products. The Company has not entered into any material agreements to license technology included in our other products.

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

Similarly, although we intend to continue to configure the screen protection, keyboards, audio, battery cases, power management, cases, and other product categories for new products and devices, there can be no guarantee that we will be able to either match the demand for our products as new devices and products are introduced, or that purchasers of such devices and products will want to purchase our products for use in connection with them. Any limitation in our ability to match demand or gain market acceptance of our products in connection with new devices and products could have a material adverse effect on our business.

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

Our success depends on the skills, experience and performance of key members of our management team including Randy Hales, our President and CEO; Bradley J. Holiday, our CFO; Marshall Clark, our VP of Operations; Brian Stech, our President of ZAGG; and Chris Ahern, our President of mophie and International. Although we have employment agreements with these individuals, were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital. We can provide no assurance that we could find satisfactory replacements for these key executive officers at all, or on terms that would not be unduly expensive or burdensome to the Company. Although we routinely issue cash and equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

A small number of our customers account for a significant amount of our net sales, and the loss of, or reduced purchases from, these or other customers could have an adverse effect on our operating results.

For the years ended December 31, 2016, 2015, or 2014, Superior Communications, Inc. (“Superior”), Best Buy Co., Inc. (“Best Buy”), and GENCO Distribution Systems, Inc. (“GENCO”) were our largest customers which accounted for over 10% of sales as follows:

	2016	2015	2014
Superior	27%	17%	6%
Best Buy	11%	20%	30%
GENCO	11%	11%	11%

During 2016 and 2015 no other customers accounted for greater than 10% of net sales and in 2014, one other customer accounted for greater than 10% of net sales. Other than Superior, Best Buy and GENCO, those customers with over 10% of net sales in a given year tend to change from year-to-year.

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

If the Company loses one or more of its significant customers, it would have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

At December 31, 2016 and 2015, the balance of accounts receivable from three separate customers has exceeded 10%:

	2016	2015
Superior	32%	31%
Best Buy	22%	29%
GENCO	10%	5%

No other customer account balances were more than 10% of accounts receivable at December 31, 2016 or 2015.

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

We do not own proprietary rights with respect to the film we use in our InvisibleShield products. However, we have protected key proprietary design and utility elements of other products through patents. In addition, we own and keep confidential the design configurations of the film and the product cut designs which are our copyrights. We seek to protect our IP rights through confidentiality agreements with our employees, consultants and partners, and domestic and foreign patent prosecution and similar means. However, no assurance can be given that such measures will be sufficient to protect our IP rights or that the IP rights that we have are sufficient to protect other persons from creating and marketing substantially similar products. If we cannot protect our rights, we may lose our competitive advantage. Moreover, if it is determined that our products infringe on the IP rights of third parties, we may be prevented from marketing our products.

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

Uncertainty in the economy can affect consumer spending patterns, which could adversely affect our business.

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

If we are unable to effectively integrate the mophie acquisition, our operating results and financial condition will be adversely affected.

We intend to integrate mophie into the Company to align business processes, financial performance, and operational efficiencies with ZAGG. This is likely to place a strain on our management and administrative resources, infrastructure, and information systems. We expect that we will need to adequately evaluate the mophie business and effectively implement strategic plans to realize value from the acquisition. We also will need to hire, train, supervise, and manage new employees in addition to identifying and hiring outside consultants. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. Similar to other forms of growth, we provide no assurance that we will be able to:

●	expand our systems effectively or efficiently or in a timely manner;
●	allocate our human resources optimally;
●	meet our capital needs;
●	identify and hire qualified employees or retain valued employees; or
●	incorporate effectively the components of any acquired business or product line that we may acquire in our effort to achieve growth.

If our competitors misappropriate our proprietary know-how and trade secrets, it could have a material adverse effect on our business.

We depend heavily on the expertise of our product development team. If any of our competitors copy or otherwise gains access to similar products independently, we might not be able to compete as effectively. The measures we take to protect our designs may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such IP rights. We have brought and in the future may need to bring legal claims to enforce or protect such IP rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources.

If any of our facilities were to experience catastrophic loss, our operations would be seriously harmed.

Our facilities could be subject to a catastrophic loss from fire, flood, earthquake, or terrorist activity. Our activities, including sales and marketing, customer service, finance, and other critical business operations are in two primary locations. Our manufacturing and logistics activities are conducted at other facilities separate from our corporate headquarters. Any catastrophic loss at these facilities could disrupt our operations, delay production and revenue, and result in large expenses to repair or replace the facility. While we have obtained insurance to cover most potential losses, we cannot provide assurance that our existing insurance coverage will be adequate against all other possible losses.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.

We are required to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”). We are likewise required, on an annual basis, to evaluate the effectiveness of our internal controls and to disclose on a quarterly basis any material changes in those internal controls.

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

We have identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address the weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

Our risk assessment process was ineffective because we failed to consider changes in the business operations and their impact on financial reporting and internal controls; specifically, we failed to consider the impact of changes in volume and amount of drop-shipment sales transactions from China directly to customers. As a consequence, the Company did not design effective process level control activities over the accuracy of sales involving these direct shipments from China, and the accuracy of in-transit inventory. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The existence of these material weaknesses could result in errors in our financial statements. Additionally, if we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

Because we distribute products internationally, economic, political and other risks associated with our international sales and operations could adversely affect our operating results.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States accounted for approximately 12% of our net sales in fiscal 2016. Accordingly, our future results could be harmed by a variety of factors, including:

●	changes in foreign currency exchange rates;
●	exchange controls;

●	changes in regulatory requirements;
●	changes in a specific country's or region's political or economic conditions;
●	tariffs, other trade protection measures and import or export licensing requirements;
●	potentially negative consequences from changes in tax laws or application of such tax laws;
●	difficulty in staffing and managing widespread operations;
●	changing labor regulations;
●	requirements relating to withholding taxes on remittances and other payments by subsidiaries;
●	different regimes controlling the protection of our IP;
●	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions; and
●	restrictions on our ability to repatriate dividends from our subsidiaries.

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

In 2017, management intends to expand our advertising with more interactive displays within retailers, continue our marketing efforts relating to existing products and potential new product introductions and increase our social media marketing campaigns. However, there can be no guarantee that such increased advertising or marketing efforts and strategies will result in increased sales.

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

The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which may make our common stock unsuitable for some investors. For example, for the two years ended December 31, 2016, the closing price of our common stock ranged from a high of $12.74 to a low of $4.71 per share. At times, the fluctuations in the price of our common stock may be unrelated to our operating performance. The price of our common stock may also be influenced by:

●	fluctuations in our results of operations or the operations of our competitors or customers;
●	the aggregate amount of our outstanding debt and perceptions about our ability to make debt service payments;
●	failure of our results of operations and sales revenues to meet the expectations of stock market analysts and investors;
●	perceived reductions in demand or expectations regarding future demand by our customers;
●	changes in stock market analyst recommendations regarding us, our competitors or our customers;
●	the timing and announcements of product innovations, new products or financial results by us or our competitors;
●	the performance of mophie post acquisition;
●	changes in ZAGG directors or executives;
●	increases in the number of shares of our common stock outstanding; and
●	changes in our industry.

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

Our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully integrate mophie, which we acquired in the first quarter of 2016, and other businesses we may acquire in the future. We may not realize these benefits, as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate mophie or any other acquired businesses, products or technologies without substantial expenses, delays or other operational or financial problems. Acquisitions involve a number of risks, some or all which could have a material adverse effect on our acquired businesses, products or technologies. Furthermore, there can be no assurance that mophie or any other acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition strategy successfully could have a material adverse effect on our business, results of operations and financial condition. The process of integrating an acquired business involves risks, including but not limited to:

●	demands on management related to the significant increase in the size of our business;
●	diversion of management's attention from the management of daily operations;
●	difficulties in the assimilation of different corporate cultures and business practices;
●	difficulties in conforming the acquired company's accounting policies to ours;
●	retaining the loyalty and business of the customers of acquired businesses;
●	retaining employees that may be vital to the integration of acquired businesses or to the future prospects of the combined businesses;
●	difficulties and unanticipated expenses related to the integration of departments, information technology systems, including accounting systems, technologies, books and records, and procedures, and maintaining uniform standards, such as internal accounting controls, procedures, and policies;
●	costs and expenses associated with any undisclosed or potential liabilities;
●	the use of more cash or other financial resources on integration and implementation activities than we expect; and
●	our ability to avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction.

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

Real Property (dollar amounts in thousands)

Our principal executive offices and facilities are currently located at 910 West Legacy Center Way, Suite 500, Midvale, Utah 84047. The lease agreement expires July 1, 2023, excluding two five year extensions at our option. Rent at this location is recorded on a straight-line lease rate of $81 per month. In addition, we lease storefront and kiosk space at mall locations in Utah, office space in California and Michigan, and office space in Ireland, Netherlands, and China for our international operations. We also own warehouse space in Michigan and foreclosed on certain real property located in Utah securing a note receivable (see Note 8 to the consolidated financial statements).

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

During the third quarter of 2015, our board of directors approved a stock repurchase program, under which the Company is authorized to make repurchases of $20,000 in the aggregate of shares of the Company’s common stock. The repurchases were to be made through the use of a 10b5-1 Plan, which was put in place during the fourth quarter of 2016.

During the year ended December 31, 2016, the Company purchased 152 shares of ZAGG Inc common stock for total consideration of $951, which included commissions and processing fees totaling $6. As of December 31, 2016, a total of $19,055 remained authorized under the stock repurchase program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2016	152	$6.23	152	—
November 1 – November 30, 2016	—	$—	—	—
December 1 – December 31, 2016	—	$—	—	—
Total	152	$6.23	152

Market Information

Our common stock is currently quoted on The NASDAQ Global Market of The NASDAQ Stock Market under the symbol ZAGG. The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in dollars per share) of our common stock as reported or quoted on The NASDAQ Capital Market.

2016 Quarter Ended	High	Low
March 31, 2016	$10.83	$8.29
June 30, 2016	$9.23	$4.71
September 30, 2016	$8.10	$4.89
December 31, 2016	$8.22	$5.15

2015 Quarter Ended	High	Low
March 31, 2015	$9.87	$5.95
June 30, 2015	$10.29	$7.60
September 30, 2015	$8.60	$6.02
December 31, 2015	$12.74	$6.58

Holders of Common stock

At January 31, 2017, there were approximately 32 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Empire Stock Transfer. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Delaware General Corporation Law and applicable case law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business;

●	we would be engaged in a business for which our remaining assets would be unreasonably small in relation to the business; or

●	our net assets would be less than the amount determined to be our capital.

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

Securities Authorized for Issuance Under Equity Compensation Plans (share amounts in thousands)

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of restricted stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	766	$7.89	9,238
Equity compensation plans not approved by security holders	—	—	—
Total	766	$7.89	9,238

In 2007, the Company’s board of directors adopted and in 2008 the Company’s shareholders approved the ZAGG Incorporated 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan was amended to increase the number of shares issuable under the 2007 Plan to 10,000. As of December 31, 2016, there were 6,239 shares available for grant under the 2007 Plan. However, upon adoption of the 2013 Plan in January 2013, the Company ceased to grant awards pursuant to the 2007 Plan. All subsequent awards were and all future awards will be granted under the 2013 Plan. All awards that are outstanding under the 2007 Plan will continue to vest, be exercisable, and expire according to their respective terms.

In January 2013, the Company’s Board of Directors adopted and in June 2013, the Company’s shareholders approved the ZAGG Inc 2013 Equity Incentive Award Plan (the “2013 Plan”), a new equity incentive plan intended to replace the 2007 Plan. The 2013 Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock, and restricted stock units can be awarded.  The 2013 Plan’s initial share reservation is 5,000 shares. The term of the plan is for 10 years from the date of its adoption. As of December 31, 2016, there were approximately 2,999 shares available for grant under the 2013 Plan.

Recent Sales of Unregistered Securities (amounts in thousands)

We did not issue any unregistered securities during the year ended December 31, 2016.

During the year ended December 31, 2015, we issued the following unregistered securities:

We issued 45 shares of common stock upon the exercise of warrants to purchase 307 shares. We received proceeds of $38 related to the exercise of the warrants as the exercise was executed through a net share settlement.

We issued 21 unregistered shares of common stock as consideration for the purchase of a patent.

In each of the transactions listed above, the securities were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, (the “Securities Act”) and rules and regulations promulgated thereunder. None of the transactions involved a public offering.

Stock Performance Graph

The graph below compares the cumulative 5-Year total return provided shareholders on the Company's common stock relative to the cumulative total returns of the Russell 2000 index, Russell Microcap and a customized peer group of ten companies, whose individual companies are listed in footnote 1 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on December 31, 2011 and its relative performance is tracked through December 31, 2016.

1)	The ten companies included in the Company's customized peer group (the “Peer Group” in the chart below) are: Callaway Golf Co, Columbia Sportswear Co, Deckers Outdoor Corp, Fossil Group Inc., Garmin Ltd, Harman International Industries Inc., Logitech International Sa, Plantronics Inc., Sodastream International Ltd and Vuzix Corp.

19

	12/11	12/12	12/13	12/14	12/15	12/16

ZAGG, Inc.	100.00	104.10	61.53	96.04	154.74	100.42
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
Russell Microcap	100.00	122.81	173.37	178.83	167.30	218.47
2015 Peer Group	100.00	105.18	148.70	163.13	125.23	159.40

In 2016, the Company determined to change the comparison peer group from a self-selected group based on market capitalization to the Russell Microcap index. We believe a change to the Russell Microcap index will provide a better comparison to the Company because it is a broader base of companies with similar market cap rather than ten selected in the peer group. Furthermore, the companies we would consider peers within the industry are not public companies and would therefore not have information available to calculate a comparative five-year return.

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

	Year ended December 31,
	2016	2015	2014	2013	2012
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$401,857	$269,311	$261,585	$219,356	$264,425
Income (loss) from operations	(21,360)	25,864	16,983	10,946	33,491
Net income (loss) attributable to stockholders	(15,587)	15,587	10,461	4,790	14,505
Earnings (loss) per share attributable to stockholders:
Basic	$(0.56)	$0.54	$0.35	$0.16	$0.48
Diluted	(0.56)	0.54	0.34	0.15	0.46
Weighted average shares:
Basic	28,006	28,773	30,247	30,900	30,339
Diluted	28,006	29,089	30,610	31,459	31,656

BALANCE SHEET DATA:
Total assets	$310,729	$179,541	$201,279	$175,470	$206,085
Current assets	197,486	131,701	147,023	116,481	131,185
Current liabilities	183,844	49,024	74,206	33,096	41,816
Total equity	117,262	130,517	127,073	124,831	124,096

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, and competition. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

At ZAGG, our focus is to (1) provide creative product solutions, (2) execute targeted global distribution, (3) achieve operational excellence and (4) be the preferred brand for our customers. We focus our corporate, team, and individual goals to accomplish this overall corporate strategy.

We believe that hand-held devices and gadgets can be best enjoyed with the right mix of (1) protection from scratches and damage and (2) accessories that enhance the consumers’ electronic and mobile device experience. We believe that our full product offering, which includes screen protection, keyboard, audio accessories, mobile power solutions, and protective cases, provides consumers with unparalleled device protection and enhanced enjoyment of their mobile electronic device.

We plan to continue to expand our product offerings, including into new product categories, and enter new domestic and global markets that we believe will be consistent with our overall corporate strategy. Our products are available through our websites at www.ZAGG.com and www.mophie.com, and through our retail distribution channels, which include major retailers like Apple Inc., Best Buy Co Inc., Wal-Mart Stores Inc., AT&T Inc., Sprint Corp., Verizon Communications Inc., T-Mobile International AG, Target Corporation, Walgreens Boots Alliance, Inc., Ingram Micro, Inc., and The Carphone Warehouse; independent electronics resellers; college bookstores; independent Apple stores; mall kiosks; and other online retailers.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant items subject to such estimates include inventory realizability, sales returns and warranty liability, and income taxes.

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

Revenue recognition

The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred or risk of loss has transferred to the customer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The Company’s revenue is derived from sales of our products through our indirect channel, including retailers and distributors; through our direct channel, including www.ZAGG.com and www.mophie.com and our corporate-owned and third-party-owned mall kiosks and ZAGG-branded stores; and from the franchise fees derived from the onboarding of new franchisees. For product sales, our standard shipping terms are FOB shipping point, and we record revenue when the product is shipped, net of estimated returns and discounts. For some customers, the contractual shipping terms are FOB destination. For these shipments, we record revenue when the product is delivered, net of estimated returns and discounts. For franchise fees, we recognize revenue on a straight-line basis over the franchise term. The Company records revenue from royalty agreements in the period in which the royalty is earned.

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

Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engaged an independent third-party valuation firm to assist us in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased classes of intangible assets recorded by us include tradenames, patents and technology, customer relationships, non-compete agreements, and backlog. The fair values assigned to the identified intangible assets are discussed in Note 4 to the consolidated financial statements.

Significant estimates in valuing certain intangible assets include but are not limited to: future expected cash flows related to each individual asset, market position of the tradenames and assumptions about cash flow savings from the tradenames, determination of useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and thus, actual results may differ from estimates.

Results of Operations (in thousands)

The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2016		2015		2014
Net sales	$401,857	100.0%	$269,311	100.0%	$261,585	100.0%
Cost of sales	274,255	68.2	167,627	62.2	178,241	68.1
Gross profit	127,602	31.8	101,684	37.8	83,344	31.9
Advertising and marketing	12,440	3.1	10,436	3.9	7,542	2.9
Selling, general and administrative	96,229	23.9	56,752	21.1	49,110	18.8
Loss on disputed mophie purchase price	24,317	6.1	—	0.0	—	0.0
Transaction costs	2,591	0.6	179	0.0	—	0.0
Amortization of definite-lived intangibles	13,385	3.3	8,453	3.1	9,709	3.7
Total operating expenses	148,962	37.1	75,820	28.2	66,361	25.4
Income (loss) from operations	(21,360)	(5.3)	25,864	9.6	16,983	6.5
Interest expense	(1,851)	(0.5)	(97)	(0.0)	(170)	(0.1)
Other income (expense)	(348)	(0.1)	(69)	(0.0)	121	0.0
Income (loss) before provision for income taxes	(23,559)	(5.9)	25,698	9.5	16,934	6.5
Income tax benefit (provision)	7,972	2.0	(10,111)	(3.8)	(6,473)	(2.5)
Net income (loss)	$(15,587)	(3.9)	$15,587	5.8	$10,461	4.0

YEAR ENDED DECEMBER 31, 2016, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2015 (in thousands, except per share data)

Net sales

Net sales for the year ended December 31, 2016, were $401,857 compared to net sales of $269,311 for the year ended December 31, 2015, an increase of $132,546 or 49%. The increase in sales primarily related to the following factors: (1) ten months of mophie sales totaling $113,749 from the March 3, 2016 acquisition date, (2) expanded product penetration with existing customers, (3) continued success within the screen protection product category, particularly with InvisibleShield Glass, and (4) increased sales in Western Europe. These increases in sales were partially offset by promotional credits incurred during the fourth quarter to drive increased mophie sell-through at retail. We continue to sell into our indirect channel retailers including Apple Inc., Best Buy Co Inc., Wal-Mart Stores Inc., AT&T Inc., Sprint Corp., Verizon Communications Inc., T-Mobile International, Target Corporation, Walgreens Boots Alliance, Inc., and The Carphone Warehouse; to domestic and foreign electronics accessory distributors; through our franchise program and through our websites, www.ZAGG.com and www.mophie.com.

The percentage of sales related to our key product categories for the years ended December 31, 2016 and 2015, was approximately:

	2016	2015
Screen Protection	54%	67%
Power Management	15%	3%
Power Cases	15%	0%
Keyboards	9%	19%
Audio	6%	9%
Other	1%	2%

The percentage of sales related to our key distribution channels for years ended December 31, 2016 and 2015, was approximately:

	2016	2015
Indirect channel	87%	89%
Website	9%	5%
Mall cart and kiosk program	4%	6%

The percentage of sales by geographic region for the years ended December 31, 2016 and 2015, was approximately:

	2016	2015
United States	88%	91%
Europe	7%	8%
Other	5%	1%

Gross profit

Gross profit for the year ended December 31, 2016, was $127,602 or approximately 32% of net sales, compared to $101,684 or approximately 38% of net sales for the year ended December 31, 2015. The decrease in gross profit percentage was due to the impact of mophie gross profit margins, which were 11% compared to ZAGG-segment gross profit of 40%. The lower margin for mophie was primarily driven by in-channel promotions and excess inventory write-offs in the current year.

Operating expenses

Total operating expenses for the year ended December 31, 2016, were $148,962, an increase of $73,142, or 96%, compared to the year ended December 31, 2015, of $75,820. The $73,142 increase was primarily attributable to (1) mophie operating expenses of $43,656 from the March 3, 2016 acquisition date, which included $6,304 in amortization of acquired intangibles and $2,160 in restructuring charges, (2) a loss recorded on the disputed mophie purchase price (includes the final working capital adjustment and the impact of claims against the mophie shareholders for breaches of representations and warranties that directly impacted current assets and current liabilities) in the current period of $24,317, and (3) $2,591 in transaction expenses incurred by the Company as part of the mophie acquisition.

Income (loss) from operations

We reported a loss from operations of ($21,360) for the year ended December 31, 2016 compared to income from operations of $25,864 for the year ended December 31, 2015, a decrease of $47,224. The decrease in income from operations was due primarily to (1) the mophie loss from operations of $31,177 and (2) a loss recorded on the disputed mophie purchase price (includes the final working capital adjustment and the impact of claims against the mophie shareholders for breaches of representations and warranties that directly impacted current assets and current liabilities) in the current period of $24,317. Since the date of acquisition, we continue to implement processes and procedures to optimize the mophie supply chain and improve operating results. These decreases were partially offset by improved profit margins from the ZAGG segment.

Other expense, net

For the year ended December 31, 2016, total other expense, net was $2,199 compared to $166 for the year ended December 31, 2015. The increase in other expense, net was due primarily to interest expense incurred under the Credit and Security Agreement.

Income taxes

We recognized an income tax benefit of $7,972 for the year ended December 31, 2016, compared to income tax expense of $10,111 for the year ended December 31, 2015. From 2015 to 2016, our effective tax rate decreased from 39.3% to 33.8%. The change in the effective tax rate for the year ended December 31, 2016, is primarily due to an inability to claim a domestic manufacturing deduction in 2016, the effect of the change in our state rate as a result of the mophie acquisition, and permanent differences related to the acquisition of mophie. Due to the fact that the Company is in a loss position, any unfavorable permanent adjustments will result in a decrease in the effective tax rate.

Net Income (loss)

As a result of these factors, we reported a net loss of ($15,587) or ($0.56) per share on a fully diluted basis for the year ended December 31, 2016 compared to net income of $15,587 or $0.54 per share on a fully diluted basis for the year ended December 31, 2015.

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

Income tax provision

We recognized an income tax expense of $10,111 for the year ended December 31, 2015, compared to income tax expense of $6,473 for the year ended December 31, 2014. From 2014 to 2015, our effective tax rate increased from 38.2% to 39.3%. The increase in rate is attributable primarily to state tax rate changes and a decrease in the domestic manufacturing deduction.

Net income

As a result of these factors, we reported net income of $15,587 or $0.54 per diluted share for the year ended December 31, 2015, compared to net income of $10,461 or $0.34 per diluted share for the year ended December 31, 2014.

Liquidity and Capital Resources (in thousands)

Comparison of the Year Ended December 31, 2016 to 2015

At December 31, 2016, our principal sources of liquidity were cash generated by operations, cash on-hand, and draws under our credit facilities. Our principal uses of cash have been to fund working capital requirements, acquire mophie, make payments on outstanding debt, and repurchase shares of ZAGG Inc common stock.

Cash and cash equivalents on-hand decreased to $11,604 on December 31, 2016, from $13,002 on December 31, 2015, a decrease of $1,398. The decrease in cash is largely the net result of $32,679 in cash provided by operating activities, $31,307 in net draws on the line of credit, and $20,312 in net proceeds from the term loan; these increases in cash were offset by $74,743 used in the acquisition of mophie, $8,633 in net purchases of property and equipment, $1,144 paid in debt issuance costs, and $951 paid for the purchase of treasury stock. Earnings from foreign operations are considered permanently re-invested and of the $11,604 cash balance on December 31, 2016, cash from foreign entities totaled $4,458, which constitutes 38% of the total cash and cash equivalents balance. Cash and cash equivalents in the ZAGG segment totaled $10,976 compared to $628 in the mophie segment as of December 31, 2016. All cash and cash equivalents were within the ZAGG segment in the prior year.

Accounts receivable, net of allowances, increased to $83,835 on December 31, 2016, from $57,647 on December 31, 2015, an increase of $26,188. The increase is largely due to the acquisition of mophie during the year which accounted for $22,567 of the total accounts receivable balance as of December 31, 2016. In addition, the ZAGG-related business experienced higher sales of $288,108 in 2016 compared to $269,311 in 2015 which resulted in higher accounts receivable balances.

Inventories increased to $72,769 on December 31, 2016, from $45,912 on December 31, 2015, an increase of $26,857. The increase was due to the acquisition of mophie and related inventories, which totaled $39,527 at December 31, 2016. ZAGG inventories decreased to $33,241 on December 31, 2016, from $45,912 on December 31, 2015, a decrease of $12,671. The decrease in ZAGG inventory is due primarily to the continued focus and improvements in the Company’s planning and forecasting processes.

Accounts payable increased to $85,022 on December 31, 2016, from $33,846 on December 31, 2015, an increase of $51,176. The increase is largely driven by the acquisition of mophie which accounted for $44,584 as of December 31, 2016. The remaining increase was due to the increase in sales for the ZAGG segment compared to the prior year.

At December 31, 2016, working capital was $13,642 compared to $82,677 as of December 31, 2015. The decline in working capital is largely due to (1) the KeyBank line of credit being classified as a current liability due to the existence of a lockbox agreement, although the outstanding balance is not due to be repaid until 2021, (2) the current portion of the KeyBank term loan, and (3) the mophie-segment sales and warranty reserve liability which totaled $20,514 compared to ZAGG-segment liability of $7,859 on sales of $113,749 and $288,108, respectively.

During the third quarter of 2015, the Company’s board of directors approved a $20,000 stock repurchase program with no expiration date. As of December 31, 2016, the Company had made total purchases of $951 under this program. All stock approvals and transactions are within the ZAGG segment.

Comparison of the Year Ended December 31, 2015 to 2014

At December 31, 2015, our principal sources of liquidity were cash generated by operations, cash on-hand, and availability on our credit facility. Our principal uses of cash have been to fund working capital requirements, make payments on outstanding debt, and repurchase shares of ZAGG Inc common stock.

Cash and cash equivalents on-hand increased to $13,002 on December 31, 2015, from $9,461 on December 31, 2014, an increase of $3,541. The increase in cash is largely the net result of $24,532 in cash from operations during 2015, offset by $14,930 in cash used to purchase treasury stock and $4,910 in capital expenditures. Earnings from foreign operations are considered permanently re-invested and of the $13,002 cash balance on December 31, 2015, cash from foreign entities totaled $4,873, which constitutes 37% of the total cash and cash equivalents balance.

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

Debt and Letters of Credit

On March 3, 2016, the Company entered into a Credit and Security Agreement (“Credit and Security Agreement”) with KeyBank, as the administrative agent, KeyBanc Capital Markets Inc., JP Morgan Chase Bank, N.A and ZB, N.A dba Zions First National Bank.

The Credit and Security Agreement provides an $85,000 revolving credit commitment (“Revolver”). Borrowings and repayments under the Revolver may occur from time to time in the Company’s ordinary course of business through the maturity date of March 2, 2021, at which time any amounts outstanding are to be paid in full (60-month term). All borrowings under the Revolver are subject to a borrowing base limit, which is calculated from outstanding accounts receivable and inventory, and reported to the administrative agent monthly. Interest on the Revolver will accrue at the base rate (as defined in the Credit and Security Agreement) plus 0.5% or LIBOR plus 1.50%. The Revolver is subject to an unused line fee calculated as 0.20% multiplied by the average unused amount of the Revolver.

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

●	Maximum Leverage Ratio: Defined as the ratio of total funded indebtedness to Consolidated EBITDA (as defined in the Credit and Security Agreement), which cannot be more than 3.50 on a trailing four quarter basis.

●	Minimum Fixed Charge Coverage: Defined as the ratio of Consolidated EBITDA (as defined in the Credit and Security Agreement) minus taxes, capital distributions and unfunded capital expenditures divided by the sum of interest payments, principal payments, and capital lease payments; the minimum allowed under the Credit and Security Agreement is 1.10 on a trailing-four quarter basis.

Based on our current operations and those of mophie, we believe that cash generated from operations, cash on hand, and available borrowings under the Credit and Security Agreement will be adequate to meet our expected capital expenditures and working capital needs for the next 12 months and beyond. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, we may need to raise additional funds through the sale of equity or debt securities or from debt facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.

Contractual Obligations and Commitments (in thousands)

The following table provides information on our contractual obligations as of December 31, 2016:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Credit and security agreement	$51,620	$10,549	$9,764	$31,307	—
Operating leases	12,322	2,923	3,873	2,970	2,556
Total	$63,942	$13,472	$13,637	$34,277	$2,556

(1)	Unrecognized uncertain tax benefits of $2,230 are not included in the table above as we are not sure when the amount will be paid.

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements, except our operating lease commitments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2016.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto are set forth beginning on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures are not effective due to material weaknesses described below in Item 9A.2.

2.	Management’s Report on Internal Control Over Financial Reporting (amounts in thousands)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control—Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management identified the following material weaknesses:

The Company’s risk assessment process was ineffective because we failed to consider changes in the business operations and their impact on financial reporting and internal controls; specifically, we failed to consider the impact of changes in volume and amount of drop-shipment sales transactions from China directly to customers. As a consequence, the Company did not design effective process level control activities over the accuracy of sales involving these direct shipments from China, and the accuracy of in-transit inventory.

The control deficiencies described above resulted in a material overstatement of net sales and accounts receivable as of and for the year ended December 31, 2016, which was corrected by management prior to issuance of the 2016 consolidated financial statements in this Annual Report on Form 10-K. The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, management determined that our internal control over financial reporting are not effective as of December 31, 2016.

On March 3, 2016, we acquired mophie inc. (“mophie”). As permitted by SEC guidance for newly acquired businesses, we excluded mophie from our assessment of internal control over financial reporting, which represented total assets of $154,606 and total revenues of $113,749, as of and for the period from the closing of the acquisition to the year ended December 31, 2016.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse report on the effectiveness of our internal control over financial reporting, which is included at 9A.6 below.

3.	Changes in Internal Control Over Financial Reporting

Except for the identification of the material weakness noted above during the fourth quarter, there were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4.	Remediation Plan

We will execute the following steps in 2017 to remediate the aforementioned material weaknesses in our internal control over financial reporting:

●	Conduct training regarding the design and operation of controls with those responsible for performing and reviewing the process level control activities over revenue, accounts receivable and in transit inventory.
●	Task the ZAGG operations team to identify information technology solutions that streamline the process for tracking and reporting orders shipped from China directly to customers.
●	Enhance the risk assessment process to consider significant changes in the business operations and the associated impact on financial reporting and internal controls.

5.	Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

6.	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

ZAGG Inc:

We have audited ZAGG Inc’s internal control over financial reporting as of December, 31, 2016 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ZAGG Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.2). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the Company’s risk assessment process over changes in the business operations and the design of process level control activities over the accuracy of sales transactions involving direct-shipment from China and the accuracy of in-transit inventory have been identified and included in management's assessment. We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015,and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2016 of ZAGG Inc. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 9, 2017, which expressed an unqualified opinion on those consolidated financial statements.

The Company acquired mophie inc. (“mophie”) during 2016, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, mophie’s internal control over financial reporting associated with total assets of $154.6 million and total sales of $113.8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2016. Our audit of internal control over financial reporting of ZAGG Inc also excluded an evaluation of the internal control over financial reporting of mophie.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, ZAGG Inc has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Salt Lake City, Utah
March 9, 2017

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Shareholders. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2016, pursuant to Regulation 14A of the Exchange Act.

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

15(a)(1). Financial Statements.

The following consolidated financial statements, and related notes and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

15(a)(2). Financial Statement Schedules.

None.

15(a)(3). Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of February 2, 2016, by and among ZAGG Inc, ZM Acquisition, Inc., mophie inc., the Principal Shareholders named therein, and Daniel Huang (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on February 2, 2016 and incorporated herein by this reference).

2.2	First Amendment to Agreement and Plan of Merger, dated as of March 3, 2016, by and among ZAGG Inc, ZM Acquisition, Inc., mophie inc. and Daniel Huang (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

3.1	Certificate of Incorporation of ZAGG Inc (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 14, 2016 and incorporated herein by this reference).

3.2	Bylaws of ZAGG Inc (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 14, 2016 and incorporated herein by this reference).

3.3	Amendment to Bylaws of ZAGG Inc (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on July 19, 2016 and incorporated herein by this reference).

10.1*	ZAGG Inc 2013 Equity Incentive Award Plan (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on January 17, 2013 and incorporated herein by this reference).

10.2*	ZAGG Incorporated 2007 Stock Incentive Plan (previously filed as an exhibit to an Annual Report on Form 10-K filed with the Commission on November 14, 2007 and incorporated herein by this reference).

10.3	Amendment to Code of Business Conduct and Ethics, effective as of November 13, 2014 (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on November 19, 2014 and incorporated herein by this reference).

10.4*	Employment Agreement, dated December 11, 2012, between ZAGG Inc and Randy Hales (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 13, 2012 and incorporated herein by this reference).

10.5*	Employment Agreement, dated June 11, 2015, between ZAGG Inc and Brad Holiday (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 11, 2015 and incorporated herein by this reference).

10.6*	Change of Control Addendum, dated June 11, 2015, between ZAGG Inc and Brad Holiday (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 11, 2015 and incorporated herein by this reference).

10.7*	Change of Control Addendum, dated March 16, 2015, between ZAGG Inc and Randall Hales (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 20, 2015 and incorporated herein by this reference).

10.8*	Change of Control Addendum, Dated March 9, 2017, between ZAGG Inc and Randall Hales.

10.9	Credit and Security Agreement, dated March 3, 2016, among ZAGG Inc, Keybank National Association as administrative agent, Keybanc Capital Markets Inc. as joint lead arranger and sole book runner, Zions Bank as joint lead arranger, and JPMorgan Chase as a member of the banking syndicate (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

10.10	Revolving Credit Note, dated March 3, 2016, by ZAGG Inc to KeyBank National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

10.11	Revolving Credit Note, dated March 3, 2016, by ZAGG Inc to ZB, N.A. dba Zions First National Bank (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

10.12	Revolving Credit Note, dated March 3, 2016, by ZAGG Inc to JPMorgan Chase Bank, N.A. (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

10.13	Term Note, dated March 3, 2016, by ZAGG Inc to KeyBank National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

10.14	Term Note, dated March 3, 2016, by ZAGG Inc to ZB, N.A. dba Zions First National Bank (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

10.15	Term Note, dated March 3, 2016, by ZAGG Inc to JPMorgan Chase Bank, N.A. (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

10.16	Swing Line Note, dated March 3, 2016, by ZAGG Inc to KeyBank National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

10.17	Guaranty of Payment, dated as of March 3, 2016, by iFrogz Inc., ZAGG LLC, ZAGG Intellectual Property Holding Co., Inc., ZAGG Retail, Inc., mophie inc., and mophie LLC in favor of KeyBank National Association, as administrative agent, for the benefit of the administrative agent and the lenders identified therein (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

10.18	Security Agreement, dated as of March 3, 2016, by iFrogz Inc., ZAGG LLC, ZAGG Intellectual Property Holding Co., Inc., ZAGG Retail, Inc., mophie inc., and mophie LLC in favor of KeyBank National Association, as administrative agent, for the benefit of the administrative agent and the lenders identified therein (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

10.19	Pledge Agreement, dated as of March 3, 2016, by ZAGG Inc in favor of KeyBank National Association, as administrative agent, for the benefit of the administrative agent and the lenders identified therein (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

10.20	Pledge Agreement, dated as of March 3, 2016, by iFrogz Inc. in favor of KeyBank National Association, as administrative agent, for the benefit of the administrative agent and the lenders identified therein (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

10.21	Pledge Agreement, dated as of March 3, 2016, by ZAGG LLC in favor of KeyBank National Association, as administrative agent, for the benefit of the administrative agent and the lenders identified therein (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

10.22	Pledge Agreement, dated as of March 3, 2016, by mophie inc. in favor of KeyBank National Association, as administrative agent, for the benefit of the administrative agent and the lenders identified therein (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

10.23	Pledge Agreement, dated as of March 3, 2016, by mophie LLC in favor of KeyBank National Association, as administrative agent, for the benefit of the administrative agent and the lenders identified therein (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

10.24	Intellectual Property Security Agreement, dated as of March 3, 2016, by ZAGG Intellectual Property Holding Co., Inc. in favor of KeyBank National Association, as administrative agent, for the benefit of the administrative agent and the lenders identified therein (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

10.25	Intellectual Property Security Agreement, dated as of March 3, 2016, by mophie inc. in favor of KeyBank National Association, as administrative agent, for the benefit of the administrative agent and the lenders identified therein (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

21.1	List of subsidiaries (previously filed as an exhibit to a Current Report on Form 10-K filed with the Commission on March 8, 2016 and incorporated herein by this reference).

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAGG INC

Dated: March 9, 2017	By:	/s/ RANDALL L. HALES
Randall L. Hales President, CEO, & Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 9, 2017	By:	/s/ RANDALL L. HALES
Randall L. Hales President, CEO, & Director (Principal Executive Officer)

Dated: March 9, 2017	By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: March 9, 2017	By:	/s/ CHERYL LARABEE
Cheryl Larabee Chairperson

Dated: March 9, 2017	By:	/s/ DAN MAURER
Dan Maurer Director

Dated: March 9, 2017	By:	/s/ TODD HEINER
Todd Heiner Director

Dated: March 9, 2017	By:	/s/ SCOTT STUBBS
Scott Stubbs Director

ZAGG INC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ZAGG Inc:

We have audited the accompanying consolidated balance sheets of ZAGG Inc and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZAGG Inc and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ZAGG Inc’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 9, 2017 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, Utah
March 9, 2017

ZAGG INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	2016	2015

ASSETS

Current assets
Cash and cash equivalents	$11,604	$13,002
Accounts receivable, net of allowances of $824 in 2016 and $568 in 2015	83,835	57,647
Inventories	72,769	45,912
Prepaid expenses and other current assets	3,414	3,142
Income tax receivable	2,814	1,158
Deferred income tax assets	23,050	10,840
Total current assets	197,486	131,701

Property and equipment, net of accumulated depreciation of $18,371 in 2016 and $10,539 in 2015	17,755	8,309
Goodwill	12,272	-
Intangible assets, net of accumulated amortization of $55,298 in 2016 and $41,803 in 2015	53,362	23,045
Deferred income tax assets	27,313	15,386
Other assets	2,541	1,100
Total assets	$310,729	$179,541

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$85,022	$33,846
Accrued liabilities	22,216	5,068
Sales returns liability	28,373	7,849
Accrued wages and wage related expenses	6,169	2,244
Deferred revenue	273	17
Line of credit	31,307	-
Current portion of long-term debt, net of deferred loan costs of $65 in 2016	10,484	-
Total current liabilities	183,844	49,024

Noncurrent portion of long-term debt, net of deferred loan costs of $141 in 2016	9,623	-
Total liabilities	193,467	49,024

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized; 33,840 and 33,219 shares issued in 2016 and 2015, respectively	34	33
Additional paid-in capital	92,782	88,983
Accumulated other comprehensive loss	(2,114)	(1,597)
Treasury stock, 5,831 and 5,679 common shares in 2016 and 2015 respectively, at cost	(36,145)	(35,194)
Retained earnings	62,705	78,292

Total stockholders' equity	117,262	130,517
Total liabilities and stockholders' equity	$310,729	$179,541

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014

Net sales	$401,857	$269,311	$261,585
Cost of sales	274,255	167,627	178,241
Gross profit	127,602	101,684	83,344

Operating expenses:
Advertising and marketing	12,440	10,436	7,542
Selling, general and administrative	96,229	56,752	49,110
Loss on disputed mophie purchase price	24,317	-	-
Transaction costs	2,591	179	-
Amortization of definite-lived intangibles	13,385	8,453	9,709
Total operating expenses	148,962	75,820	66,361

Income (loss) from operations	(21,360)	25,864	16,983

Other income (expense):
Interest expense	(1,851)	(97)	(170)
Other income (expense)	(348)	(69)	121
Total other expense, net	(2,199)	(166)	(49)

Income (loss) before provision for income taxes	(23,559)	25,698	16,934

Income tax benefit (provision)	7,972	(10,111)	(6,473)

Net income (loss)	(15,587)	15,587	10,461

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share	$(0.56)	$0.54	$0.35
Diluted earnings (loss) per share	$(0.56)	$0.54	$0.34

See accompanying notes to consolidated financial statements.

F-4

ZAGG INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014

Net income (loss)	$(15,587)	$15,587	$10,461

Other comprehenseive loss, net of tax:
Foreign currency translation loss	(517)	(702)	(988)

Total other comprehensive income (loss)	(517)	(702)	(988)

Comprehensive income (loss)	$(16,104)	$14,885	$9,473

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

				Accumulated	Note
			Additional	Other	Receivable			Total
	Common Stock		Paid-in	Comprehensive	Collateralized	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Income (Loss)	By Stock	Stock	Earnings	Equity
Balances, December 31, 2013	32,331	32	$82,807	$93	$(348)	$(9,997)	$52,244	$124,831

Net income	-	-	-	-	-	-	10,461	10,461
Other comprehensive loss	-	-	-	(988)	-	-	-	(988)

Purchase of 1,813 shares of treasury stock	-	-	-	-	-	(9,579)	-	(9,579)
Option exercises	148	-	265	-	-	-	-	265
Warrant exercises	3	-	-	-	-	-	-	-
Restricted stock release	204	1	-	-	-	-	-	1
Stock-based compensation expense	-	-	2,248	-	-	-	-	2,248
Payment of withholding of restricted stock units	-	-	(75)	-	-	-	-	(75)
Excess tax benefit (shortfall) related to share-based payments	-	-	(91)	-	-	-	-	(91)
Balances, December 31, 2014	32,686	33	$85,154	$(895)	$(348)	$(19,576)	$62,705	$127,073

Net income	-	-	-	-	-	-	15,587	15,587
Other comprehensive loss	-	-	-	(702)	-	-	-	(702)

Purchase of 2,030 shares of treasury stock	-	-	-	-	-	(14,930)	-	(14,930)
Foreclosure of 80 shares of stock collateralizing note receivable	-	-	-	-	348	(688)	-	(340)
Option exercises	118	-	168	-	-	-	-	168
Warrant exercises	45	-	38	-	-	-	-	38
Restricted stock release	349	-	-	-	-	-	-	-
Consideration for acquisition of patent	21	-	198	-	-	-	-	198
Stock-based compensation expense	-	-	3,893	-	-	-	-	3,893
Payment of withholding of restricted stock units	-	-	(724)	-	-	-	-	(724)
Excess tax benefit (shortfall) related to share-based payments	-	-	256	-	-	-	-	256
Balances, December 31, 2015	33,219	33	$88,983	$(1,597)	$-	$(35,194)	$78,292	$130,517

Net income loss	-	-	-	-	-	-	(15,587)	(15,587)
Other comprehensive loss	-	-	-	(517)	-	-	-	(517)

Purchase of 152 shares of treasury stock	-	-	-	-	-	(951)	-	(951)
Option exercises	21	-	-	-	-	-	-	-
Warrant exercises	7	-	54	-	-	-	-	54
Restricted stock release	589	1	-	-	-	-	-	1
Employee stock purchase plan release	4	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	3,830	-	-	-	-	3,830
Payment of withholding of restricted stock units	-	-	(630)	-	-	-	-	(630)
Excess tax benefit (shortfall) related to share-based payments	-	-	545	-	-	-	-	545
Balances, December 31, 2016	33,840	$34	$92,782	$(2,114)	$-	$(36,145)	$62,705	$117,262

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$(15,587)	$15,587	$10,461
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	3,830	3,893	2,248
Excess tax benefit related to share-based payments	(641)	256	(22)
Depreciation and amortization	22,271	12,933	12,899
Reduction in reserve on note receivable upon foreclosure recovery	-	(639)	-
Deferred income taxes	(7,972)	(1,162)	(5,770)
Amortization of deferred loan costs	202	60	66
Loss on disputed mophie purchase price	24,317	-	-
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable, net	(11,587)	18,383	(29,490)
Inventories	(2,198)	2,064	(4,350)
Prepaid expenses and other current assets	422	(651)	(421)
Other assets	(330)	551	160
Accounts payable	14,094	(14,635)	33,373
Income taxes receivable (payable)	9,994	(7,366)	13
Accrued liabilities	2,836	(3,410)	4,616
Accrued wages and wage related expenses	1,819	(356)	1,709
Deferred revenue	246	(162)	21
Sales returns liability	(9,037)	(814)	813

Net cash provided by operating activities	32,679	24,532	26,326

Cash flows from investing activities
Purchase of property and equipment (net of amounts acquired)	(8,633)	(4,910)	(4,430)
Purchase of mophie, net of cash acquired	(74,743)	-	-

Net cash used in investing activities	(83,376)	(4,910)	(4,430)

Cash flows from financing activities
Payment of debt issuance costs	(1,144)	-	-
Proceeds from revolving credit facility	336,391	9,871	56,075
Payments on revolving credit facility	(305,084)	(9,871)	(73,618)
Proceeds from term loan facility	25,000	-	-
Payments on term loan facility	(4,688)	-	-
Purchase of treasury stock	(951)	(14,930)	(9,579)
Payment of withholdings tax on restricted stock units	(630)	(724)	(75)
Proceeds from exercise of warrants and options	54	207	265
Excess tax benefits related to share-based payments	641	(256)	22

Net cash provided by (used in) financing activities	49,589	(15,703)	(26,910)

Effect of foreign currency exchange rates on cash and cash equivalents	(290)	(378)	(556)

Net increase (decrease) in cash and cash equivalents	(1,398)	3,541	(5,570)

Cash and cash equivalents at beginning of the period	13,002	9,461	15,031

Cash and cash equivalents at end of the period	$11,604	$13,002	$9,461

Supplemental disclosure of cash flow information
Cash paid during the period for interest	1,497	$46	$97
Cash paid (refunded) during the period for taxes, net	(9,521)	$18,710	$12,370

See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Dollars and shares in thousands)

Supplemental schedule of noncash investing and financing activities

For the Year Ended December 31, 2016:

Purchase of mophie financed through contingent payments of $12,139.

Purchase of $758 in fixed assets financed through accounts payable.

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

Issued 21 shares of common stock with a fair value of $198 in connection with the purchase of a patent

For the Year Ended December 31, 2014:

Purchase of $975 in fixed assets financed through accounts payable.

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

ZAGG Inc and its subsidiaries (“we,” “us,” “our,” “ZAGG,” or the “Company”) are innovation leaders in mobile tech accessories for smartphones and tablets. For over 10 years, ZAGG has developed creative product solutions that enhance and protect mobile devices for consumers around the world. The Company has an award-winning product portfolio that includes screen protection, power cases, power management, personal audio, mobile keyboards, cases, and social tech sold under the ZAGG, InvisibleShield, mophie, and IFROGZ brands.

In June 2011, ZAGG acquired 100% of the outstanding shares of IFROGZ, which further diversified the existing ZAGG product lines, particularly for personal audio and protective case accessories.

On March 3, 2016, the Company acquired mophie inc. ("mophie") for gross up-front cash consideration of $100,000, subject to a preliminary working capital adjustment of $23,478. During procedures to determine the final working capital adjustment, significant claims for breaches of representations, warranties and covenants that directly impacted current assets and current liabilities were also identified. When considering the (1) preliminary working capital adjustment, (2) final working capital adjustment, and (3) claims for breaches of representations and warranties that directly impacted current assets and current liabilities, the Company concluded that these adjustments totaled $49,795. The results of operations of mophie are included in the Company's results of operations beginning on March 3, 2016. Based on the manner in which the Company manages, evaluates, and internally reports its operations, the Company determined that mophie will be reported as a separate reportable segment. See Notes 4 and 15 for additional details on the acquisition and the Company's reportable segments.

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

Principles of consolidation

The consolidated financial statements include the accounts of ZAGG Inc and its wholly owned subsidiaries ZAGG International Distribution Limited (“ZAGG International”); Patriot Corporation; ZAGG Intellectual Property Holding Co, Inc. (“ZAGG IP”); ZAGG Retail, Inc; mophie inc.; mophie LLC; mophie Technology Development Co., Ltd; mophie Netherlands Coöperatie U.A.; and mophie Limited. All intercompany transactions and balances have been eliminated in consolidation.

The Company holds an investment in HzO, Inc. (“HzO”), a private company engaged in the development of water-blocking technologies for consumer and industrial applications. The investment is less than 20% and thus is accounted for under the cost method. Due to accumulated losses, the carrying amount of the investment in HzO was $0 at December 31, 2016 and 2015.

In connection with the acquisition of mophie, the Company changed its operating segments, as described in Note 15.

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

Cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors at December 31, 2016 and 2015 totaled $264 and $61, respectively. Cash equivalents as of December 31, 2016 and 2015, consisted primarily of money market fund investments and amounts receivable from credit card processors.

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

The following summarizes the activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Balance at beginning of year	$568	$1,910	$2,540
Additions charged to expense	599	243	389
Assumed in acquisition of mophie	91	-	-
Write-offs charged against the allowance	(430)	(1,585)	(1,019)
Foreign currency translation loss	(4)	-	-
Balance at end of year	$824	$568	$1,910

ZAGG INC AND SUBSIDIARIES

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

Goodwill

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

If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step analysis is performed, which incorporates a fair-value based approach. We determine the fair value of our reporting units based on discounted cash flows and market approach analyses as considered necessary. We consider factors such as the economy, reduced expectations for future cash flows coupled with a decline in the market price of our stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its estimated fair value, a second step must be performed to measure the amount of the goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess

Intangibles assets

Intangible assets include internet addresses, intellectual property, and acquired intangibles in connection with the acquisitions of IFROGZ and mophie, which include patents, technology, customer relationships, trademarks, tradenames, non-compete agreements, and other miscellaneous intangible assets.

Long-lived intangible assets are amortized over their estimated economic lives, using a straight-line or accelerated method consistent with the underlying expected future cash flows related to the specific intangible asset. Amortization expense is recorded within cost of sales or operating expense depending on the underlying intangible assets.

Impairment of long-lived assets

Long-lived assets, such as property and equipment, and amortizing intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate over the remaining life in measuring whether the assets are recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

ZAGG INC AND SUBSIDIARIES

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

Revenue recognition

The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred or risk of loss has transferred to the customer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The Company’s revenue is derived from sales of our products through our indirect channel, including retailers and distributors; through our direct channel, including www.ZAGG.com and www.mophie.com and our corporate-owned and third-party-owned mall kiosks and ZAGG-branded stores; and from the franchise fees derived from the onboarding of new franchisees. For product sales, our standard shipping terms are FOB shipping point, and we record revenue when the product is shipped, net of estimated returns and discounts. For some customers, the contractual shipping terms are FOB destination. For these shipments, we record revenue when the product is delivered, net of estimated returns and discounts as risk of loss has transferred to the customer at this point. For franchise fees, we recognize revenue on a straight-line basis over the franchise term. The Company records revenue from royalty agreements in the period in which the royalty is earned.

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

The following summarizes the activity in the Company’s sales return, warranty, and other credits liability for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Balance at beginning of year	$7,849	$8,674	$7,872
Additions charged to sales	92,868	43,320	35,923
Assumed in acquisition of mophie	29,584	-	-
Sales returns & warranty claims charged against reserve	(101,928)	(44,145)	(35,121)
	$28,373	$7,849	$8,674

ZAGG INC AND SUBSIDIARIES

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

Stock-based compensation

The Company recognizes stock-based compensation expense in its consolidated financial statements for awards granted to employees and non-employees, which include restricted stock, stock options, and warrants. Equity-classified awards are measured at the grant date fair value of the award. The fair value of restricted stock is measured on the grant date based on the quoted closing market price of the Company’s common stock. The fair value of the stock options is measured on the grant date using the Black-Scholes option pricing model based on the underlying common stock closing price as of the date of grant, the expected term, stock price volatility, and risk-free interest rates. The Company recognizes compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. The Company recognizes compensation expense on a straight-line basis for those performance-based awards that management estimates the performance criteria are probable to be achieved. No compensation expense is ultimately recognized for awards for which employees do not render the requisite service and are forfeited. Excess tax benefits of awards that are recognized in equity related to stock option exercises are reflected as financing cash inflows.

Advertising and marketing

General advertising is expensed as incurred. Advertising allowances provided to retailers are recorded as an expense at the time of the related sale if the Company receives an identifiable benefit in exchange for the consideration and has evidence of fair value for the advertising; otherwise, the allowance is recorded as a reduction of revenue. Advertising expenses for the years ended December 31, 2016, 2015 and 2014 were $12,440, $10,436 and $7,542, respectively.

Foreign currency translation and transactions

The Company’s primary operations are at the parent level which uses the U.S. dollar (USD) as its functional currency. The Euro is the functional currency of the Company’s foreign subsidiaries in Ireland and the Netherlands, while the Renminbi is the functional currency of the Company’s subsidiary in China. Accordingly, assets and liabilities for these subsidiaries are translated into USD using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recorded as a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in income as a component of other income and (expense) in the consolidated statements of operations and totaled ($144), $52 and $149 for the years ended December 31, 2016, 2015 and 2014, respectively.

ZAGG INC AND SUBSIDIARIES

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Net (loss) income	$(15,587)	$15,587	$10,461

Weighted average shares outstanding:
Basic	28,006	28,773	30,247
Dilutive effect of stock options, restricted stock, and warrants	-	316	363
Diluted	28,006	29,089	30,610
Earnings (loss) per share:
Basic	$(0.56)	$0.54	$0.35
Dilutive	$(0.56)	$0.54	$0.34

For the year ended December 31, 2016, 765 restricted stock units and warrants to purchase 50 shares of common stock were not considered in calculating diluted earnings per share as their effect would have been anti-dilutive.

For the years ended December 31, 2015, and 2014, restricted stock units, warrants and stock options to purchase 250, and 485 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the warrant or stock option exercise prices or the total expected proceeds under the treasury stock method for the warrants, restricted stock units, or stock options was greater than the average market price of common shares during the period and, therefore, the effect would be anti-dilutive.

Business combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engaged an independent third-party valuation firm to assist us in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased classes of intangible assets recorded by us include tradenames, technology, customer relationships, non-compete agreements, and backlog. The fair values assigned to the identified intangible assets are discussed in Note 4 to the consolidated financial statements.

Significant estimates in valuing certain intangible assets include but are not limited to: future expected cash flows related to each individual asset, market position of the tradenames and assumptions about cash flow savings from the tradenames, determination of useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and thus, actual results may differ from estimates.

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The ASU also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU may be adopted utilizing one of two methods. The first method is to adopt the ASU by recording the effect of the guidance in the ASU retrospectively to each prior period presented in the period of adoption. The second method is to adopt the ASU by recording the effect of the guidance in the ASU retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of this ASU. This deferral was issued by the FASB in ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date”. As a result of ASU No. 2015-14, the Company expects that it will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients”. The amendments and practical expedients presented in the ASU aim to simplify the transition to the new standard, to provide practical expedients for transition and sales taxes, and to clarify certain aspects of the standard. The Company currently anticipates adopting the standard retrospectively with the cumulative effect of adoption recorded at the date of initial application. The Company is currently evaluating the impact the ASU will have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This ASU provides guidance to entities that measure inventory using a method other than last-in, first-out (LIFO) or the retail inventory method. For entities using first-in, first-out (FIFO) or average cost, the measurement principle for their inventory changes from the lower of cost or market to lower of cost or net realizable value. Current U.S. GAAP requires, at each financial statement date, that entities measure inventory at the lower of cost or market. The measurement of market is commonly the current replacement cost. However, entities also need to consider net realizable value and net realizable value less an approximately normal profit margin in their measurement. For entities using a method other than LIFO or the retail inventory method, the ASU replaces market with net realizable value. This ASU requires prospective adoption for inventory measurement for annual and interim periods beginning after December 15, 2016 for public business entities. The Company expects that this ASU will not have a significant impact on our financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The amendments in the ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The ASU is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2016. The Company has determined that it will adopt the ASU using the retrospective approach and expects that the adoption of this ASU will result in recording deferred tax assets as non-current and will not impact our results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 542)”, which requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. Lessees are allowed to account for short-term leases (i.e., leases with a term of 12 months or less) off-balance sheet, consistent with current operating lease accounting. A number of other significant changes to lease accounting have been effected through the issuance of this standard. The requirements of the new standard for leases shall be recognized and measured at the beginning of the earliest comparative period presented. When adopted, the Company will be required to adjust equity at the beginning of the earliest comparative period presented, and the other comparative amounts disclosed for each prior period presented in the financial statements, as if the requirements of the new standard had always been applied. The new standard also contains practical expedients which the Company may elect to follow. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements, including whether to elect the practical expedients outlined in the new standard.

ZAGG INC AND SUBSIDIARIES

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. For all other entities, the ASU is effective for annual periods in fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. For all other entities, the ASU is effective for annual periods in fiscal years beginning after December 15, 2018, and interim periods in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

(2) INVENTORIES

Inventory consisted of the following components:

	December 31,
	2016	2015

Finished goods	$72,490	$44,764
Raw materials	279	1,148
Total inventories	$72,769	$45,912

Included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at December 31, 2016 and 2015 of $437 and $813, respectively.

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

(3) PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following:

		December 31,
		2016	2015
	Useful Lives
Computer equipment and software	2 to 5 years	$3,634	$2,912
Equipment and molds	2 to 10 years	16,609	9,536
Furniture and fixtures	1 to 7 years	3,409	745
Automobiles	5 years	230	199
Building and Improvements	40 years	2,270	-
Land		325	-
Leasehold improvements	1 to 5 years	9,649	5,456
		36,126	18,848
Less accumulated depreciation and amortization		(18,371)	(10,539)

Net property and equipment		$17,755	$8,309

(4) ACQUISITION OF MOPHIE INC.

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

The Company purchased mophie for total gross up-front consideration of $100,000 in cash, subject to an adjustment based on the estimated and actual net working capital of mophie as of the Acquisition Date. The Merger Agreement includes an earn-out provision whereby additional consideration could be paid based on whether mophie’s 12-month Adjusted EBITDA (as defined in the Merger Agreement) from April 1, 2016 to March 31, 2017 (the “Earnout Period”) exceeds $20,000, subject to certain tax adjustments as provided in the Merger Agreement. For every dollar in Adjusted EBITDA generated during the Earnout Period that exceeds $20,000, the Company will pay additional consideration at a five times multiple (“Earnout Consideration”), subject to certain tax adjustments as provided in the Merger Agreement, and the deposit of 10% of the Earnout Consideration into an indemnity escrow account. Any Earnout Consideration will initially be paid by the issuance of up to $5,000 in shares of the Company’s common stock valued as of February 2, 2016 (the day prior to the public announcement of the definitive agreement on February 3, 2016). Based on mophie’s Adjusted EBITDA (as defined in the Merger Agreement) from April 1, 2016 to December 31, 2016, the Company presently expects that the mophie shareholders will not be entitled to any Earnout Consideration.

In addition to the Earnout Consideration, the Merger Agreement identifies three other contingent payments (the “Contingent Payments”) to be remitted to the Principal Shareholders upon receipt of such funds by ZAGG after the Acquisition Date, subject to any applicable offset rights of ZAGG under the Merger Agreement:

●	Federal and state tax refunds due to the Company related to 2012 and 2013 tax years;
●	Customs and duties refunds for pre-closing overpayments of customs and duties amounts to governmental agencies; and
●	Proceeds from the sale of real property located in Kalamazoo, Michigan.

$2,000 of the cash consideration paid to the Principal Shareholders was placed in an escrow account to cover any net working capital shortfall and indemnification claims of ZAGG. ZAGG and the Principal Shareholders also jointly purchased a $10,000 insurance policy with a $2,000 deductible that insures against breaches by mophie and the Principal Shareholders of representations and warranties set forth in the Merger Agreement.

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

At the Acquisition Date, mophie’s estimated closing balance sheet reflected negative working capital of $23,478. Upon completion of the procedures to evaluate the working capital account, ZAGG has determined that the closing balance sheet reflected actual closing negative working capital and losses from breaches of representations, warranties and covenants that directly impacted current assets and current liabilities in the aggregate amount of $49,795, resulting in an additional actual closing working capital deficit and loss claims in the amount of $26,317. ZAGG has submitted to the Principal Shareholders a closing adjustment statement seeking the release to ZAGG of the $2,000 placed in escrow based on the portion of the overall net working capital deficit that ZAGG has determined to be recoverable under Section 2.16 of the Merger Agreement. Mr. Huang, as the Representative of the Shareholders, submitted a dispute notice in which he, on behalf of all Shareholders, disputed ZAGG’s closing adjustment statement, asserted that there is no additional working capital deficit, and demanded release of the $2,000 escrow fund to the Principal Shareholders. The Company is continuing to pursue its claims related to the net working capital deficit, which efforts have required the Company to resort to the independent accountant dispute resolution mechanism provided in the Merger Agreement in order to obtain the $2,000 placed in escrow.

ZAGG engaged in discussions with the Principal Shareholders and Mr. Huang to seek recovery against the Contingent Payments and otherwise to be made whole with respect to such balance of the working capital deficit and losses from breaches of representations, warranties and covenants. However, as of December 31, 2016, there had been no resolution of either of such amounts and a total of $26,317 was in dispute between the parties. Thus, the Company has recorded a net charge of $24,317 on the mophie purchase price during the year ended December 31, 2016, representing the disputed $26,317 partially offset by the $2,000 cash consideration placed in escrow, the recovery of which the Company believes to be likely.

The Company has commenced procedures to recover the amounts related to the aggregate net working capital deficit and losses from breaches of representations, warranties and covenants including (1) pursuing collection of the $2,000 escrow amount, (2) submitting claims under the $10,000 representation and warranty insurance policy put in place at the Acquisition Date, (3) pursuing any and all offset rights granted under the Merger Agreement with respect to the Contingent Payments that would have been paid to the Principal Shareholders and (4) pursuing litigation against Mr. Huang, the other mophie shareholders and others in Delaware and California for breaches of certain representations, warranties and covenants of mophie in the Merger Agreement that have resulted in damages exceeding $22,000.

On October 21, 2016, Mr. Huang, on behalf of the mophie Shareholders and himself filed a lawsuit in the Chancery Court of the State of Delaware alleging that the Company has breached the Merger Agreement by failing to pay certain of the Contingent Payments related to tax refunds and customs duties and claims damages in the amount of no less than $11,420 (see Note 13 for further discussion regarding the status of this litigation, including the Company’s counterclaims).

The following summarizes the components of the purchase consideration as of March 3, 2016:

		Adjustments to
	Preliminary Allocation	Working Capital and	Final Allocation
	March 3, 2016	Fair Value	March 3, 2016
Cash consideration	$100,000	$-	$100,000
Negative working capital at Acquisition Date	(23,478)	-	(23,478)
Additional negative working capital deficit	-	(26,317)	(26,317)
Contingent payments	11,283	856	12,139
Total purchase price	$87,805	$(25,461)	$62,344

The total purchase price of $62,344 has been allocated to identifiable assets acquired and liabilities assumed based on their respective fair values. The total purchase price was adjusted during the third quarter of 2016 because of (1) additional information related to the working capital reflected in the closing balance sheet and estimate of fair value of the assets acquired and liabilities assumed and (2) the determination that the fair value of the Earnout Consideration is insignificant. The excess of the purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. All goodwill associated with the acquisition has been allocated to the mophie reporting unit.

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

The following table summarizes the final fair values of the identifiable assets acquired and liabilities assumed as of the Acquisition Date:

Cash and cash equivalents	$1,779
Trade receivables (gross contractual receivables of $12,914)	12,823
Inventories	24,911
Prepaid expenses and other assets	1,073
Income tax receivable	11,814
Deferred tax assets	16,168
Property and equipment	10,191
Land held for sale	325
Amortizable identifiable intangible assets	43,812
Goodwill	12,272
Accounts payable	(37,359)
Income tax payable	(196)
Accrued liabilities	(5,163)
Deferred revenue	(9)
Sales returns liability	(29,584)
Other noncurrent liabilities	(513)
Total	$62,344

The following table summarizes the purchase price allocation as of March 3, 2016:

	Preliminary Purchase	Adjustments to	Final Purchase
	Price Allocation	Working Capital and	Price Allocation
	March 3, 2016	Fair Value	March 3, 2016
Cash and cash equivalents	$1,779	$-	$1,779
Trade receivables	13,483	(660)	12,823
Inventories	32,335	(10,010)	22,325
Inventory step-up	6,937	(4,351)	2,586
Prepaid expenses	485	215	700
Other assets	200	173	373
Income tax receivable	10,958	856	11,814
Deferred tax assets	24,925	(8,757)	16,168
Property and equipment	10,191	-	10,191
Land held for sale	325	-	325
Amortizable identifiable intangible assets	45,463	(1,651)	43,812
Goodwill	14,092	(1,820)	12,272
Accounts payable	(34,228)	(3,131)	(37,359)
Income tax payable	(196)	-	(196)
Accrued liabilities	(5,185)	22	(5,163)
Deferred revenue	(800)	791	(9)
Sales returns liability	(14,468)	(15,116)	(29,584)
Deferred tax liabilities	(17,978)	17,978	-
Other noncurrent liabilities	(513)	-	(513)
Total	$87,805	$(25,461)	$62,344

The adjustments to working capital represented in the table above consist of (1) the additional actual closing working capital deficit of $26,317 and (2) adjustments to fair value of $856.

As part of the acquisition of mophie, the Company incurred legal, accounting, investment banking and other due diligence fees that were expensed when incurred. Total fees incurred related to the acquisition of mophie for the year ended December 31, 2016 were $2,591 which are included as a component of operating expenses on the consolidated statement of operations.

ZAGG INC AND SUBSIDIARIES

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

Goodwill

Goodwill represents the excess of the mophie purchase price over the fair value of the assets acquired and liabilities assumed. $160 of the acquired goodwill is deductible for tax purposes.

The Company believes that the primary factors supporting the amount of goodwill recognized are the significant growth opportunities and expected synergies of the combined entity.

Results of Operations

The results of operations of mophie are included in the Company’s results of operations beginning on March 3, 2016. For the year ended December 31, 2016, mophie generated net sales of $113,749 and had a net loss before tax of $31,145.

Pro forma Results from Operations

The following unaudited pro-forma results of operations for the 12 months ended December 31, 2016 and 2015 give pro forma effect as if the acquisition and borrowings used to finance the acquisition had occurred on January 1, 2015, after giving effect to certain adjustments including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

	12 Months Ended
	December 31, 2016	December 31, 2015
Net sales	$419,183	$455,165
Net loss	$(17,487)	$(5,393)
Basic loss per share	$(0.62)	$(0.19)
Diluted loss per share	$(0.62)	$(0.19)

ZAGG INC AND SUBSIDIARIES

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

For the 12 months ended December 31, 2016 and 2015, pro forma net loss includes pro forma amortization expense of $6,770 and $7,432, respectively. In addition, the Company included interest from the new credit facility and amortization of debt issuance costs for the 12 months ended December 31, 2016 and 2015 of $1,753 and $1,924, respectively. Material non-recurring adjustments excluded from the pro forma financial information for the 12 months ended December 31, 2015 consists of the $2,586 step up of mophie inventory to its fair value, which has been recorded as an unfavorable adjustment to cost of goods sold during the six months following the acquisition date.

The unaudited pro forma results do not reflect events that either have occurred or may occur after the Merger, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods.

(5) GOODWILL AND INTANGIBLE ASSETS

Goodwill

There was an increase in goodwill during the year ended December 31, 2016 from $0 to $12,272 due to the Company’s acquisition of mophie on March 3, 2016. The following table summarizes the changes in goodwill:

Balance at December 31, 2015	$—
Increase due to acquisitions	12,272
Balance at December 31, 2016	$12,272

The Company noted no impairment of goodwill for the year-ended December 31, 2016.

Long-lived Intangibles

	As of December 31, 2016
	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$8,200	$(35,088)	$14,612	7.5 years
Tradenames	12,921	18,348	(9,763)	21,506	9.8 years
Patents and technology	6,003	15,225	(5,501)	15,727	8.8 years
Non-compete agreements	4,100	1,796	(4,399)	1,497	4.9 years
Other	324	243	(547)	20	2.4 years
Total amortizable assets	$64,848	$43,812	$(55,298)	$53,362	8.2 years

	As of December 31, 2015
	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$41,500	$—	$(29,150)	$12,350	8.0 years
Tradenames	12,921	—	(6,253)	6,668	9.5 years
Patents and technology	5,805	198	(2,381)	3,622	11.9 years
Non-compete agreements	4,100	—	(3,729)	371	4.8 years
Other	324	—	(290)	34	4.1 years
Total amortizable assets	$64,650	$198	$(41,803)	$23,045	8.4 years

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful lives, which results in accelerated amortization. The remaining long-lived intangible assets are amortized using the straight-line method over their estimated useful life. For the years ended December 31, 2016, 2015, and 2014 amortization expense was $13,495, $8,562, and $9,811, respectively. Amortization expense was primarily recorded as a component of operating expense, however, amortization expense related to acquired technology in 2016, 2015, and 2014 of $110, $109, and $102, respectively, was recorded as a component of cost of sales.

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

Estimated future amortization expense for long-lived intangibles is as follows:

2017	$12,387
2018	11,351
2019	9,267
2020	6,653
2021	4,148
Thereafter	9,556
Total	$53,362

(6) INCOME TAXES

Income (loss) from continuing operations before taxes for the years ended December 31, 2016, 2015, and 2014 consisted of the following:

	2016	2015	2014
US Operations	$(22,220)	$26,852	$19,487
Foreign Operations	(1,339)	(1,154)	(2,553)
Total	$(23,559)	$25,698	$16,934

The components of income tax benefit (provision) for the years ended December 31, 2016, 2015 and 2014, are:

	2016	2015	2014
Current benefit (provision):
Federal	$(89)	$(9,429)	$(9,705)
State	138	(1,783)	(2,502)
Foreign	(31)	(61)	(36)
Total current	18	(11,273)	(12,243)
Deferred benefit (provision):
Federal	7,612	973	4,144
State	342	189	1,626
Foreign	—	—	—
Total deferred	7,954	1,162	5,770
Total benefit (provision)	$7,972	$(10,111)	$(6,473)

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Tax at statutory rate (35%)	$8,246	$(8,994)	$(5,927)
State tax, net of federal tax benefit	1,041	(1,089)	(955)
Non-deductible expense and other	333	116	220
Foreign tax rate differential	(491)	(464)	(900)
Domestic production activities deduction	—	459	688
Return to provision adjustment	(36)	126	453
Reserve related to unrecognized tax benefits	(452)	(264)	(541)
Interest and penalties	(14)	(1)	(37)
Effect of state rate changes, net of federal tax benefit	(655)	—	526
	$7,972	$(10,111)	$(6,473)

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2016 and 2015, are as follows:

	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$286	$196
Deferred revenue	27	7
Inventories	12,724	5,581
Stock-based compensation	1,857	2,406
Sales returns accrual	7,788	2,974
Acquisition costs, net of amortization	191	217
Intangible assets	77	12,924
Goodwill	1,663	1,886
HzO investment	1,483	1,520
Capital loss carry-over	271	278
Reserve on note receivable	328	336
Net operating loss carryforward	21,313	—
Federal credit carryforwards	2,816	—
Other liabilities	1,619	499
Deferred tax assets	52,443	28,824
Valuation allowance	(1,753)	(1,798)
Total deferred tax assets	$50,690	$27,026

Deferred tax liabilities:
Property and equipment	323	800
Other	4	—
Total gross deferred tax liabilities	327	800
Net deferred tax assets	50,363	$26,226

Deferred tax assets, net – current	$23,050	$10,840
Deferred tax assets, net – noncurrent	27,313	15,386
Net deferred tax assets	$50,363	$26,226

The Company recorded a full valuation allowance against a deferred tax asset generated by capital losses on its investment in HzO. HzO is a development stage enterprise and given current operations and uncertainty of future profitability, management has determined that it is more likely than not that the deferred tax asset will not be realizable. Given this, a full valuation allowance at December 31, 2016 and 2015 of $1,483 and $1,520, respectively, has been recorded against this deferred tax asset. In addition, at December 31, 2016 and 2015, the Company recorded a full valuation allowance against deferred tax assets resulting from capital loss carry-overs of $271 and $278, respectively, as the Company determined that it was unlikely the capital loss carry-overs would be utilized.

At December 31, 2016, we had federal net operating loss carryforwards of approximately $57 million and state net operating loss carryforwards of approximately $35 million, which may be used to offset future taxable income. The net operating loss carryforwards will expire on various dates from 2034 through 2036.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets, the Company considers all available positive and negative evidence, including but not limited to scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Additionally, we consider historical performance in our evaluation of the realizability of deferred tax assets, specifically, three years of cumulative operating income (loss). Weighing both the positive and negative evidence, management concludes no valuation allowance needs to be recorded at December 31, 2016 except for the capital losses on the investment in Hz0 discussed above. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Moreover, historical data provides evidence of sustained profitability.

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2016 and prior years as the Company considers these earnings to be permanently reinvested. Cash held by foreign entities that is considered permanently re-invested totaled $4,458 as of December 31, 2016. Currently, there are no earnings and profits that reside in the Company’s foreign operations. A repatriation of cash would likely result in a return of basis. Upon the generation of future cumulative taxable income by the foreign operations and subsequent repatriation, the Company would need to accrue and pay the related tax. However, no tax would accrue in the case of the settlement of intercompany payables or payment of intercompany royalties. The Company considers these funds permanently re-invested and has no plans to repatriate them.

The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. As of December 31, 2016 and 2015, the Company recorded a tax contingency of $2,230 and $1,265, respectively. The tax contingencies are primarily related to the Company's global tax strategy, certain transactions in foreign jurisdictions in prior periods, and research and development credits taken for federal and state purposes. Another component of the tax contingency relates to the mophie acquisition which relate to research and development credits taken for federal and state purposes. The tax contingencies, on a gross basis, are reconciled in the table below:

	2016	2015

Unrecognized tax benefits, as of January 1	$1,265	$1,001
Unrecognized tax benefits assumed in acquisition	513	-
Gross increases – tax positions in current period	452	264
Total benefit	$2,230	$1,265

As of December 31, 2016, the Company's liability related to unrecognized tax benefits was $2,230 of which $2,081 would impact the Company’s effective tax rate if recognized.

For the years ended December 31, 2016, 2015, and 2014, the Company recorded $12, $2, and $37, respectively, in each year in interest and penalties.

ZAGG, on a separate company basis, is currently under examination by the Internal Revenue Service (“IRS”) for an amended federal tax return filed for 2012. The examination pertains to the research and development credit and the domestic manufacturing deduction. ZAGG is not currently under examination by any state tax authority, but remains subject to income tax examinations for each of its open tax years, which extend back to 2013 for federal income tax purposes and 2012 for state income tax purposes.

mophie, on a separate company basis, is currently under examination by the IRS for the years 2012 to 2015. While the IRS has not yet issued its final examination report, the IRS has indicated that the examination has been concluded for the 2012 to 2014 years with adjustments to (1) increase taxable income by $231 during the 2012 to 2015 period and (2) increase the research and development credit by $21 during the 2012 to 2014 period. These adjustments have been incorporated into the 2016 financial statements. The examination for the 2015 is currently underway and no adjustments have been proposed. mophie is not currently under examination by any state tax authority, but remains subject to income tax examinations for each of its open tax years, which extend back to 2012 for federal income tax purposes and 2012 for state income tax purposes.

(7) FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

At December 31, 2016 and 2015, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a line of credit, and a term loan. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these financial instruments. The carrying value of the debt balances approximate fair value because the variable interest rates reflect current market rates.

Fair Value Measurements

At December 31, 2016 and 2015, the following assets and liabilities were measured at fair value on a recurring basis using the level of inputs shown (in thousands):

		Fair Value Measurements Using:
	December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$5	$5	—	—

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

		Fair Value Measurements Using:
	December 31, 2015	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$375	$375	—	—

(8) NOTE RECEIVABLE

The Company entered into an agreement with a third party for a collateral-dependent note receivable on March 23, 2011. As of December 31, 2016 and December 31, 2015, the unpaid balance on the note receivable was fully reserved. The total unpaid principal balance, including accrued interest, late fees, attorney fees, and costs incurred in collection, as of December 31, 2016 and December 31, 2015 totaled $5,273 and $4,836, respectively. The increase to the reserve during the year ended December 31, 2016 consisted of accrued interest of $437. Additionally, as of December 31, 2016 the Company has foreclosed on all available collateral securing the loan; the remaining outstanding balance is unsecured.

(9) DEBT AND LETTERS OF CREDIT

On March 3, 2016, the Company entered into a Credit and Security Agreement (“Credit and Security Agreement”) with KeyBank, as the administrative agent, KeyBanc Capital Markets Inc., JP Morgan Chase Bank, N.A. and ZB, N.A., dba Zions First National Bank.

The Credit and Security Agreement provides an $85,000 revolving credit commitment (“Line of Credit”). Borrowings and repayments under the Line of Credit may occur from time to time in the Company’s ordinary course of business through the maturity date of March 2, 2021, at which time any amounts outstanding are to be paid in full (60-month term). All borrowings under the Line of Credit are subject to a borrowing base limit, which is calculated from outstanding accounts receivable and inventory, and reported to the administrative agent at least monthly. Interest on the Line of Credit will accrue at the base rate plus 0.5% or LIBOR plus 1.5%. The Line of Credit is subject to an unused line fee calculated as 0.2% multiplied by the average unused amount of the Line of Credit.

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

In connection with the establishment of the Credit and Security Agreement, the Company incurred and capitalized $1,144 of direct costs; $884 of the costs are related to the line of credit and as such are reflected as a component of other assets, and $260 was reflected as an offset to long-term debt in the consolidated balance sheet. For the year ended December 31, 2016, the Company amortized $202 of these loan costs, which are included as a component of interest expense in the consolidated statements of operations.

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

For the years ended December 31, 2016 and 2015, $56 and $38, respectively, in unused line fees had been incurred and was included as a component of interest expense in the consolidated statement of operations.

At December 31, 2016, the interest rate on the Line of Credit was 2.21%, the outstanding balance was $31,307. At December 31, 2015, there were no amounts outstanding.

At December 31, 2016, the weighted average interest rate on all outstanding borrowings under the revolving line of credit was 2.21%. At December 31, 2016, the effective interest rate on the Term Loan was 3.16%.

The Credit and Security Agreement includes a clause requiring a mandatory prepayment of a portion of the Term Loan calculated as 25% of Excess Cash Flows (as defined in the Credit and Security Agreement) for the year-ended 2016. Management performed the calculation at December 31, 2016 and determined that a prepayment of $4,299 will be required under the terms of the Credit and Security Agreement, which will be due on June 30, 2017. The amount of the mandatory prepayment along with other scheduled monthly payments are included in the current portion of long-term debt, net of deferred loan costs on the consolidated balance sheet.

Contractual future payments under the Credit and Security Agreement are as follows:

	Line of Credit	Term Loan	Total

2017	$—	$10,549	$10,549
2018	—	6,250	6,250
2019	—	3,514	3,514
2020	—	—	—
2021	31,307	—	31,307
Thereafter	—	—	—
Total	$31,307	$20,313	$51,620

(10) STOCK OPTIONS, WARRANTS, AND RESTRICTED STOCK

Equity Incentive Award Plans

In 2007, the Company’s board of directors adopted and in 2008 the Company’s shareholders approved the ZAGG Incorporated 2007 Stock Incentive Plan (the “2007 Plan”). On January 15, 2013, the Company’s board of directors adopted and in June 2013, the Company’s shareholders approved the ZAGG Inc 2013 Equity Incentive Award Plan (the “2013 Plan”), a new equity incentive plan intended to replace the 2007 Plan. Upon adoption of the 2013 Plan in January 2013, the Company ceased to grant awards pursuant to the 2007 Plan, though 6,239 shares remained available to grant under the 2007 Plan. All subsequent awards were, and all future awards will be, granted under the 2013 Plan. All awards that are outstanding under the 2007 Plan will continue to vest, be exercisable, and expire according to their respective terms.

The 2013 Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock, and restricted stock units can be awarded.  The 2013 Plan’s initial share reservation is 5,000 shares. The term of the plan is for 10 years from the date of its adoption. As of December 31, 2016, there were 2,999 shares available for grant under the 2013 Plan.

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

Common Stock Options

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on three years of continuous service and have five-year contractual terms.

The fair value of stock options has historically been estimated as of the grant date using the Black-Scholes option pricing model, though no stock options were granted during 2016, 2015, or 2014.

The following table summarizes the stock option activity for the Company’s stock incentive plans for the year ended December 31, 2016:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Net Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2015	93	$8.14	0.2	$259
Exercised	(93)	8.14	-	-
Outstanding at December 31, 2016	-	$-	-	$-

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014, was $14, $416, and $417, respectively.

As of December 31, 2016, there was $0 of total unrecognized compensation cost related to nonvested stock options granted under the stock incentive plans. The total grant date fair value of options vested (no options vested in 2016 or 2015) during the years ended December 31, 2016, 2015 and 2014, was $0, $0, and $154, respectively.

The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the years ended December 31, 2016, 2015 and 2014, the Company recorded equity-based compensation expense of $0, $0 and $28, respectively, which is included as a component of selling, general and administrative expense. The net tax benefit recognized on equity-based compensation expense for the year ended December 31, 2016, 2015 and 2014 was $0, $0, and $73, respectively. The tax benefit realized from stock options exercised for the year ended December 31, 2016, 2015, and 2014 was $48, $151, and $73, respectively.

Warrants

During the years ended December 31, 2016, 2015, and 2014, the Company did not grant warrants to purchase common stock. Warrants outstanding at December 31, 2016 were granted prior to 2013. For the years ended December 31, 2016, 2015, and 2014, the Company recorded expense of zero in each respective year related to warrant grants.

The following table summarizes the warrant activity for the year ended December 31, 2016:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Net Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2015	78	$9.03	0.7	$148
Exercised	(28)	9.05	-	-
Outstanding at December 31, 2016	50	$9.02	0.1	$(96)
Exercisable at December 31, 2016	50	$9.02	0.1	$(96)

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

The weighted-average and grant-date or vest-date fair value of warrants granted during the years ended December 31, 2016, 2015, and 2014, was zero as no grants occurred from 2014 to 2016. The total intrinsic value of warrants exercised during the years ended December 31, 2016, 2015 and 2014, was $0, $277, and $18, respectively.

As of December 31, 2016, there was $0 of total unrecognized estimated compensation cost related to nonvested warrants granted. The total fair value of warrants vested during the years ended December 31, 2016, 2015, and 2014 was $0, $0, and $33, respectively.

For warrants that are compensatory, the Company records share-based compensation expense related to warrants only for warrants that have vested. The amount of the expense recognized is based on the estimated fair value of the warrants on the vesting date. During the years ended December 31, 2016, 2015 and 2014, the Company recorded equity-based compensation expense related to warrants of zero in each respective year. The net tax benefit recognized on equity-based compensation expense related to warrants for the year ended December 31, 2016, 2015 and 2014 was zero in each respective year. The tax benefit realized from compensatory warrants exercised for the years ended December 31, 2016, 2015, and 2014 was $0, $69, and $9, respectively.

Restricted Stock

Restricted stock awards are granted with a fair value equal to the ending stock price on the date of grant. A summary of the status of the Company’s restricted stock as of December 31, 2016, and changes during the year ended December 31, 2016, is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
	(In thousands)	(Per share)
Outstanding at December 31, 2015	782	$6.47
Granted	1,071	7.85
Vested	(684)	6.33
Forfeited	(403)	7.66
Outstanding at December 31, 2016	766	$7.89

As of December 31, 2016, there was $3,530 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 0.9 years.

The Company recorded share-based compensation expense only for restricted stock that is expected to vest. The estimated fair value of the restricted stock awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. The Company recognizes compensation expense on a straight-line basis for those performance-based awards that management estimates the performance criteria are probable to be achieved. During the years ended December 31, 2016, 2015, and 2014, the Company recorded equity-based compensation expense of $3,830, $3,893, and $2,220, respectively, which is included as a component of selling, general and administrative expense. The net tax benefit recognized on equity-based compensation expense for the years ended December 31, 2016, 2015, and 2014, was $1,465, $1,489, and $785, respectively. The tax benefit realized from vested restricted stock for the years ended December 31, 2016, 2015, and 2014, was $2,119, $1,014, and $378, respectively.

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

During the years ended December 31, 2016, 2015, and 2014, certain ZAGG employees elected to receive a net amount of shares upon the vesting of restricted stock grants in exchange for the Company incurring the tax liability for the fair value of the award on the vest date. This resulted in the Company recording $630, $724, and $75, respectively, as a reduction to additional paid-in capital.

(11) TREASURY STOCK

During the fourth quarter of 2015, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s outstanding common stock with no expiration date. The Company’s board of directors also authorized the use of a Rule 10b5-1 plan, which was put into place during the fourth quarter of 2016.

For the years ended December 31, 2016 and 2015, the Company purchased 152 and 2,030 shares, respectively, of ZAGG Inc common stock. Cash consideration paid for the purchase of ZAGG Inc common stock for the years ended December 31, 2016 and 2015 was $951 and $14,930, respectively, which included commissions paid to brokers of $6 and $61, respectively. For the years ended December 31, 2016 and 2015, the weighted average price per share was $6.23 and $7.32, respectively. The consideration paid has been recorded within stockholders’ equity in the consolidated balance sheet.

In addition, during the third quarter of 2015, the Company foreclosed on 80 shares of ZAGG Inc common stock linked to the full recourse note receivable. The Company foreclosed on these shares at a price per share of $8.59 and a total value of $688. These shares are currently being held by the Company as treasury stock.

(12) DEFINED CONTRIBUTION PLAN

The Company offers a 401(k) plan for full-time employees that have been with the Company for over 90 days. The Company matches participant contributions of 100% up to 5% of an employees’ salary. Costs recognized for the year ended December 31, 2016, 2015, and 2014 related to the employer 401(k) match totaled $941, $335, and $414, respectively.

(13) COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2023. Future minimum rental payments required under the operating leases at December 31, 2016 are as follows:

2017	$2,923
2018	2,165
2019	1,708
2020	1,522
2021	1,448
Thereafter	2,556
Total	$12,322

For the years ended December 31, 2016, 2015 and 2014, rent expense was $3,190, $1,642, and $1,640, respectively. Rent expense is recognized on a basis which approximates straight line over the lease term. Rent expense for the years ended December 31, 2016, 2015, and 2014 was net of sublease income of $0, $0, and $910 respectively. Rent expense, net of sublease income, is recorded as a component of selling, general and administrative expense on the consolidated statement of operations.

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

Commercial Litigation

Daniel Huang, individually and as shareholder representative v. ZAGG Inc, Court of Chancery of the State of Delaware, C.A. No. 12842.  On October 21, 2016, Daniel Huang as the representative of the shareholders of mophie, under the Merger Agreement dated February 2, 2016, by and among the Company, ZM Acquisition, Inc. and mophie, inc., filed a lawsuit against the Company alleging that the Company breached the Merger Agreement by failing to pay certain contingent payments (the “Contingent Payments”) related to tax refunds and customs duty recoveries and seeks damages in an amount no less than $11,420.  On December 16, 2016, the Company filed an Answer and Counterclaims in the lawsuit. In its Answer, the Company acknowledges its obligation under the Merger Agreement to make the Contingent Payments, but avers that this obligation is subject to rights of offset and recoupment, each of which applies to Huang’s claims. In its Answer, the Company denies that any payments are due at this time or that it is in breach of any provision of the Merger Agreement. Regarding the Counterclaim, after the closing of the merger, ZAGG discovered breaches of certain representations, warranties and covenants made by Mr. Huang and mophie that have resulted in damages exceeding $22,000. In addition to these breaches, the Company has also discovered that mophie fraudulently misrepresented or omitted facts related to (i) a certain product return program, resulting in a substantial overstatement of the value of mophie’s inventory and understatement of mophie’s sales return reserve, (ii) breaches of contracts by Mr. Huang and certain other former employees of pre-merger mophie, and (iii) certain intellectual property belonging to mophie that was misappropriated by Mr. Huang and other former employees of pre-merger mophie. In its Counterclaims, the Company asserts claims based on these facts against Mr. Huang and certain other indemnitors for breaches of representations and warranties in the Merger Agreement, breaches of covenants of the Merger Agreement, fraudulent concealment and declaratory judgment. The Company recorded a liability based on its estimate of the Contingent Payments as part of purchase accounting. The Company will accrue for future Contingent Payments, including tax refunds, proceeds received on the land held for sale, and customs duty recoveries as they are collected. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

ZAGG Inc et al. v. Daniel Huang et al., Orange County Superior Court, State of California, Civil No. 30-2016-00892767-CU-BC-CJC. On December 15, 2016, the Company and mophie filed a complaint against Mr. Huang and Immotor, LLC (“Immotor”). The complaint alleges that Mr. Huang and the company he founded, Immotor, misappropriated confidential information belonging to mophie while Mr. Huang was serving as an officer and director of mophie. Based on these allegations, mophie asserts claims for breach of contract, trade secret misappropriation in violation of California Civil Code § 3426 et seq., breach of fiduciary duty, and conversion, and the Company asserts claims against Mr. Huang for breaches of his employment agreement, inventions agreement, separation agreement and consulting agreement. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Peter Kravitz v. ZAGG Inc., U.S. Bankruptcy Court, District of Delaware, Adv. Pro. No. 15-51558(BLS). On October 29, 2015, Kravitz, as Liquidating Trustee (the “Trustee”) of the RSH Liquidating Trust (formerly known as RadioShack) filed a complaint against the Company, alleging, among other things, that the Company received preference payments for product the Company sold and delivered to RadioShack in the amount of $1,834 pursuant to Section 547 of the Bankruptcy Code and in the alternative pursuant to Section 548 of the Bankruptcy Code. The Company believes that the Trustee’s claims are without merit and is vigorously defending against them. On February 2, 2016, the Company filed its answer to the complaint stating, among other things, that the Company has a full and complete defense to the Trustee’s allegations in that all payments were received by the Company in the ordinary course of business and all payments received by the Company were paid pursuant to ordinary business terms. The Company also asserted the defense that the Company provided subsequent new value to RadioShack and that the payments are otherwise not recoverable by the Trustee. The case is currently in the discovery phase, and no trial has been set in the matter. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

Eric Stotz and Alan Charles v. mophie inc., U.S. District Court, Central District of California, Civil Action No. 2:16-cv-08898-GW-FFM. On January 13, 2017, Eric Stotz and Alan Charles, individually and on behalf of a purported class, filed their first amended class action complaint alleging that they purchased certain external battery packs and that the battery packs for use with their cells phones did not extend the life of their cell phones’ internal batteries as advertised and adversely affected the phones’ internal battery life. Plaintiffs allege violations of California’s unfair competition law, California’s Consumer Legal Remedies Act, New York’s unlawful deceptive acts and practices statute, and New York’s false advertising law. The Company will respond in due course and will defend the claims and otherwise respond to the allegations. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Patent/Trademark Litigation

Inter Partes Review of Patent No. 8,567,596 B1 in the United States Patent and Trademark Office, Patent Trial and Appeal Board (“PTAB”), Case IPR2014-01262. On August 8, 2014, Tech 21 UK LTD. filed a Corrected Petition requesting inter partes review of claims 1-18 of U.S. Patent No. 8,567,596. Inter partes review was instituted on February 19, 2015. On January 27, 2016, the PTAB ordered that certain claims in the patent were unpatentable and other claims were canceled.  On March 21, 2016, the Company filed an appeal of the PTAB’s decision in the Federal Circuit Court of Appeals. The Company filed its initial brief on July 26, 2016.  Appellee filed its initial brief on September 9, 2016.  The Company filed its reply brief on September 23, 2016.  On October 27, 2016, the Company filed notice regarding availability for oral argument.  A hearing in this case is scheduled for April 6, 2017.  While under appeal, the patent remains in force.  At December 31, 2016, unamortized book value of $1,959 remained on the Company’s books for acquisition costs related to this patent, which is included in the balance of intangible assets on the consolidated balance sheet. The Company will continue to evaluate the recorded book value and useful life of the intellectual property subject to the patent and will reflect any changes in estimates that result from this matter prospectively.

MobileExp, LLC v. mophie inc., U.S. District Court, Eastern District of Texas, Civil Action No. 2:16-cv-1340. On November 30, 2016, MobileExp, LLC filed a lawsuit alleging that mophie Space Pack for the iPhone 5S, 5, 6, 6 Plus, and iPad Mini infringed on certain claims of U.S. Patent No. 8,879,246. The Company will respond in due course and will defend the claims and otherwise respond to claimed infringement. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

SEC Investigation

In the fourth quarter of 2012, the Company received requests to provide documentation and information to the staff of the SEC in connection with an investigation being conducted by the SEC’s Salt Lake City office.  The Company believes the investigation includes a review of the facts and circumstances surrounding former Chief Executive Officer Robert Pedersen’s pledge and subsequent sale of Company shares and the Company’s failure to disclose such pledges and sales. The Company responded to these requests and is cooperating with the staff although there has been no resolution to date.

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

The Company records a liability when a particular contingency is probable and estimable. Other than those discussed above, the Company has not accrued for any loss at December 31, 2016 in the consolidated financial statements as the Company does not consider a loss to be probable or estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

(14) CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2016.

At December 31, 2016, the balance of accounts receivable from three separate customers exceeded 10%: Superior Communications, Inc. (“Superior”), Best Buy Co., Inc. (“Best Buy”), and GENCO Distribution Systems, Inc.(“GENCO”). At December 31, 2015, the balance of accounts receivable from two separate customers exceeded 10%:

	2016	2015
Superior	32%	31%
Best Buy	22%	29%
GENCO	10%	5%

No other customer account balances were more than 10% of accounts receivable at December 31, 2016 or 2015. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of supplier

We do not directly manufacture any of our products, rather, we employ various third party manufacturing partners in the United States and Asia to perform these services on our behalf. The services employed by these third parties include the selection of sub-suppliers that provide raw materials and other components used in the manufacturing process. We have endeavored to use common components and readily available raw materials in the design of our products that can be sourced from multiple sub-suppliers. However, raw film used in our InvisibleShield film and InvisibleShield On-Demand (“ISOD”) products has been produced by a single supplier for the last nine years. Our film supplier has contractually agreed to not sell the raw materials to any of our competitors.

Below is a high-level summary by product category of the manufacturing sources used by the Company:

●	Screen Protection – Our screen product line is comprised of sales of InvisibleShield glass products, InvisibleShield film products, and ISOD film blanks. InvisibleShield glass products are sourced from factories in Asia with protective glass expertise, each of which uses a number of sub-suppliers for raw materials and other components. Our InvisibleShield film and ISOD products are sourced through our third-party logistics partner, who purchases the raw film inventory from a single supplier (as discussed above).
●	Battery Cases and Power Management – Our battery case and power management product lines consists of power products that are designed to provide on-the-go power for tablets, smartphones, MP3 players, cameras, and virtually all other electronic mobile devices. Our power products are sourced from factories in Asia with battery expertise, each of which uses a number of sub-suppliers for raw materials and other components.

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

●	Keyboards – Our keyboard product line consists of (1) device specific keyboards designed to fit individual tablets produced by original equipment manufacturers and (2) keyboards that are designed to be device agnostic and can be used on virtually any mobile device. Our keyboard products are sourced from factories in Asia with keyboard expertise, each of which uses a number of sub-suppliers for raw materials and other components.
●	Audio – Our audio product line consists of earbuds and headphones that are designed to be compatible with virtually all electronic mobile devices. Our audio products are sourced from factories in Asia with audio expertise, each of which uses a number of sub-suppliers for raw materials and other components.

Our product and operations teams work closely with suppliers from initial product development and throughout the manufacturing process to ensure that (1) the supplier understands and will build according to product specifications, (2) appropriate quality is maintained for the finished goods and for all sub-components, and (3) the supplier can meet our supply needs.

Concentration of sales

For the years ended December 31, 2016, 2015, or 2014, Superior, Best Buy, and GENCO were our largest customers which accounted for over 10% of sales as follows:

	2016	2015	2014
Superior	27%	17%	6%
Best Buy	11%	20%	30%
GENCO	11%	11%	11%

During 2016 and 2015 no other customers accounted for greater than 10% of net sales and in 2014, one other customer accounted for greater than 10% of net sales. Other than Superior, Best Buy and GENCO, those customers with over 10% of net sales in a given year tend to change from year-to-year.

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

The percentage of sales by geographic region for the years ended December 31, 2016, 2015 and 2014, was approximately:

	2016	2015	2014
United States	88%	91%	90%
Europe	7%	8%	7%
Other	5%	1%	3%

At December 31, 2016 and 2015, net assets located overseas in international locations totaled $16,588 and $8,387, respectively.

(15) SEGMENT REPORTING

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

The Company measures the results of its segments using, among other measures, each segment's net sales, gross profit, and operating income (loss).

Net sales by segment are as follows:

	2016	2015

ZAGG segment	$288,108	$269,311
mophie segment	113,749	—
Net sales	$401,857	$269,311

Gross profit by segment is as follows:

	2016	2015

ZAGG segment	$115,123	$101,684
mophie segment	12,479	—
Gross profit	$127,602	$101,684

Income (loss) from operations by segment is as follows:

	2016	2015

ZAGG segment	$9,817	$25,864
mophie segment	(31,177)	—
Income (loss) from operations	$(21,360)	$25,864

Total assets by segment are as follows:

	December 31, 2016	December 31, 2015

ZAGG segment	$156,123	$179,541
mophie segment	154,606	—
Total assets	$310,729	$179,541

ZAGG INC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial information is presented in the following summary:

	Year ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$62,432	$99,833	$124,662	$114,930	$401,857
Loss from operations	(3,703)	(1,352)	(12,710)	(3,595)	(21,360)
Net loss	(3,290)	(1,046)	(7,105)	(4,146)	(15,587)
Earnings (loss) per share: (1)
Basic	$(0.12)	$(0.04)	$(0.25)	$(0.15)	$(0.56)
Diluted	(0.12)	(0.04)	(0.25)	(0.15)	(0.56)
Weighted average common shares:
Basic	27,710	28,126	28,125	28,061	28,006
Diluted	27,710	28,126	28,125	28,061	28,006

	Year ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$57,216	$66,689	$66,774	$78,632	$269,311
Income from operations	5,439	6,253	6,228	7,944	25,864
Net income	3,200	3,691	3,739	4,957	15,587
Earnings per share: (1)
Basic	$0.11	$0.13	$0.13	$0.18	$0.54
Diluted	0.11	0.12	0.13	0.18	0.54
Weighted average common shares:
Basic	29,380	29,521	28,734	27,483	28,773
Diluted	29,678	29,754	28,930	28,022	29,089

(1)	The earnings per share calculations for each of the quarters were based upon the weighted average number of shares outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per common share amounts.

