Form 10-Q
period 2017-03-31
ZAGG Inc
filed 2017-05-04
CIK 1296205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2017, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☒ Accelerated Filer

☐ Non-accelerated Filer (do not check if a smaller reporting company)	☐ Smaller Reporting Company

☐   Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,961,276 common shares as of May 1, 2017.

ZAGG INC AND SUBSIDIARIES

FORM 10-Q

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS

Current assets:
Cash and cash equivalents	$4,303	$11,604
Accounts receivable, net of allowances of $455 in 2017 and $824 in 2016	60,181	83,835
Inventories	75,701	72,769
Prepaid expenses and other current assets	3,266	3,414
Income tax receivable	3,672	2,814
Total current assets	147,123	174,436

Property and equipment, net of accumulated depreciation of $19,793 in 2017 and $18,371 in 2016	16,740	17,755
Goodwill	12,272	12,272
Intangible assets, net of accumulated amortization of $57,514 in 2017 and $55,298 in 2016	48,368	53,362
Deferred income tax assets	50,603	50,363
Other assets	1,476	2,541
Total assets	$276,582	$310,729

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$51,810	$85,022
Accrued liabilities	22,876	22,216
Sales returns liability	25,672	28,373
Accrued wages and wage related expenses	6,457	6,169
Deferred revenue	226	273
Line of credit	40,631	31,307
Current portion of long-term debt, net of deferred loan costs of $65 in 2017 and 2016	10,484	10,484
Total current liabilities	158,156	183,844

Noncurrent portion of long-term debt, net of deferred loan costs of $125 in 2017 and $141 in 2016	8,076	9,623

Total liabilities	166,232	193,467

Stockholders' equity:
Common stock, $0.001 par value; 100,000 shares authorized; 34,044 and 33,840 shares issued in 2017 and 2016, respectively	$34	$34
Additional paid-in capital	93,212	92,782
Accumulated other comprehensive loss	(1,826)	(2,114)
Treasury stock, 6,065 and 5,831 common shares in 2017 and 2016 respectively, at cost	(37,637)	(36,145)
Retained earnings	56,567	62,705

Total stockholders' equity	110,350	117,262
Total liabilities and stockholders' equity	$276,582	$310,729

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016

Net sales	$92,946	$62,432
Cost of sales	64,340	38,703
Gross profit	28,606	23,729

Operating expenses:
Advertising and marketing	3,006	2,914
Selling, general and administrative	27,054	19,755
Transaction costs	215	2,017
Impairment of intangible asset	1,959	-
Amortization of long-lived intangibles	3,021	2,746
Total operating expenses	35,255	27,432

Loss from operations	(6,649)	(3,703)

Other expense:
Interest expense	(490)	(188)
Other expense	(20)	(200)
Total other expense	(510)	(388)

Loss before provision for income taxes	(7,159)	(4,091)

Income tax benefit	1,021	801

Net loss	$(6,138)	$(3,290)

Loss per share:
Basic loss per share	$(0.22)	$(0.12)
Diluted loss per share	$(0.22)	$(0.12)

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016

Net loss	$(6,138)	$(3,290)

Other comprehenseive income, net of tax:
Foreign currency translation gain	288	320

Total other comprehensive income	288	320

Comprehensive loss	$(5,850)	$(2,970)

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net loss	$(6,138)	$(3,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	670	1,336
Excess tax benefits related to share-based payments	-	(570)
Depreciation and amortization	5,781	5,430
Deferred income taxes	(238)	(960)
Amortization of deferred loan costs	60	20
Impairment of intangible assets	1,959	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	23,732	18,097
Inventories	(2,828)	(1,550)
Prepaid expenses and other current assets	153	1,589
Other assets	1,022	(16)
Income taxes receivable	(858)	1,200
Accounts payable	(33,279)	(19,156)
Accrued liabilities	1,318	(1,705)
Accrued wages and wage related expenses	(300)	(184)
Deferred revenue	(47)	8
Sales returns liability	(2,710)	(4,235)

Net cash used in operating activities	(11,703)	(3,986)

Cash flows from investing activities
Purchase of property and equipment (net of amounts acquired)	(1,820)	(2,826)
Purchase of mophie, net of cash acquired	-	(74,743)

Net cash used in investing activities	(1,820)	(77,569)

Cash flows from financing activities
Payment of debt issuance costs	-	(1,022)
Proceeds from revolving credit facility	122,557	66,547
Payments on revolving credit facility	(113,233)	(16,003)
Proceeds from term loan facility	-	25,000
Payments on term loan facility	(1,563)	-
Purchase of treasury stock	(1,492)	-
Payment of withholdings on restricted stock units	(240)	(621)
Proceeds from exercise of warrants and options	-	54
Excess tax benefits related to share-based payments	-	570

Net cash provided by financing activities	6,029	74,525

Effect of foreign currency exchange rates on cash equivalents	193	190

Net decrease in cash and cash equivalents	(7,301)	(6,840)

Cash and cash equivalents at beginning of the period	11,604	13,002

Cash and cash equivalents at end of the period	$4,303	$6,162

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$417	$17
Cash paid (refunded) during the period for taxes, net	$76	$(1,090)

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Three Months Ended March 31, 2017:

Purchase of $676 in fixed assets financed through accounts payable.

For the Three Months Ended March 31, 2016:

Purchase of $1,480 in fixed assets financed through accounts payable.

$106 in debt issuance costs financed through accounts payable.

ZAGG INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars, units, & shares in thousands, except per share data)

(Unaudited)

(1)	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

ZAGG® Inc and its subsidiaries (“we,” “us,” “our,” “ZAGG,” or the “Company”) are innovation leaders in mobile tech accessories for smartphones and tablets. For over 10 years, ZAGG has developed creative product solutions that enhance and protect mobile devices for consumers around the world. The Company has an award-winning product portfolio that includes screen protection, power cases, power management, personal audio, mobile keyboards, and cases sold under the ZAGG, InvisibleShield®, mophie®, and IFROGZ® brands.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations, and cash flows of the Company for the periods presented. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2016 Annual Report on Form 10-K. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

On March 3, 2016, the Company acquired mophie inc. ("mophie"). The results of operations of mophie are included in the Company's results of operations beginning on March 3, 2016. Based on the manner in which the Company manages, evaluates, and internally reports its operations, the Company determined that mophie will be reported as a separate reportable segment. See Notes 3 and 13 for additional details on the acquisition and the Company's reportable segments.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements (amounts in thousands)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The ASU also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU may be adopted utilizing one of two methods. The first method is to adopt the ASU by recording the effect of the guidance in the ASU retrospectively to each prior period presented in the period of adoption. The second method is to adopt the ASU by recording the effect of the guidance in the ASU retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of this ASU. This deferral was issued by the FASB in ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date”. As a result of ASU No. 2015-14 the Company expects that it will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients”. The amendments and practical expedients presented in the ASU aim to simplify the transition to the new standard, to provide practical expedients for transition and sales taxes, and to clarify certain aspects of the standard. The Company currently anticipates adopting the standard using the modified retrospective approach with the cumulative effect of adoption recorded at the date of initial application. The Company is currently evaluating the impact the ASU will have on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This ASU provides guidance to entities that measure inventory using a method other than last-in, first-out (LIFO) or the retail inventory method. For entities using first-in, first-out (FIFO) or average cost, the measurement principle for their inventory changes from the lower of cost or market to lower of cost and net realizable value. Current U.S. GAAP requires, at each financial statement date, that entities measure inventory at the lower of cost or market. The measurement of market is commonly the current replacement cost. However, entities also need to consider net realizable value and net realizable value less an approximately normal profit margin in their measurement. For entities using a method other than LIFO or the retail inventory method, the ASU replaces market with net realizable value. This ASU requires prospective adoption for inventory measurement for annual and interim periods beginning after December 15, 2016 for public business entities. The Company has concluded that this ASU did not have a material impact on our financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The amendments in the ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The ASU is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2016. During the year ended December 31, 2016, the Company adopted the ASU using the retrospective approach resulting in recording deferred tax assets as non-current for current and prior periods presented. This adoption does not impact our results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. Lessees are allowed to account for short-term leases (i.e., leases with a term of 12 months or less) off-balance sheet, consistent with current operating lease accounting. A number of other significant changes to lease accounting have been effected through the issuance of this standard. The requirements of the new standard for leases shall be recognized and measured at the beginning of the earliest comparative period presented. When adopted, the Company will be required to adjust equity at the beginning of the earliest comparative period presented, and the other comparative amounts disclosed for each prior period presented in the financial statements, as if the requirements of the new standard had always been applied. The new standard also contains practical expedients which the Company may elect to follow. The new standard is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements, including whether to elect the practical expedients outlined in the new standard.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplified accounting for share-based payments. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. The new standard contains several amendments that simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. The Company has adopted ASU 2016-09 as of the beginning of the quarter ended March 31, 2017. For the quarter ended March 31, 2017, the Company applied the amendment relating to the recognition of excess tax benefits and deficiencies on a prospective basis and, accordingly, has recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as discrete items resulting in the recognition of income tax expense of $171. The Company has not recorded a cumulative-effect adjustment to retained earnings as of the beginning of the year because all tax benefits had previously been recognized when the tax deductions related to stock compensation were utilized to reduce taxes payable. The Company has elected to apply the amendment related to the presentation of cash flows for excess tax benefits on a prospective basis and no prior periods have been adjusted. The Company’s financial position or results of operations were not impacted by amendments related to the statutory tax withholding requirement and, accordingly, no adjustment has been recorded. The Company will continue to classify cash remitted to the tax authorities as a financing activity as now required by the amendments in the ASU. The ASU permits a policy election to either record forfeitures as they occur or estimate forfeitures consistent with historical U.S. GAAP. The Company has elected to record forfeitures as they occur, which did not have a material impact on our financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses eight classification issues related to the statement of cash flows: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments in the ASU should be applied using a retrospective transition method to each period presented. If it is impracticable for the amendments to be applied retrospectively for some of the issues, the amendments for those issues may be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements, including the method of adoption.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. All entities may early adopt the standard for goodwill impairment tests with measurement dates after January 1, 2017. The Company performs an annual goodwill impairment assessment and will elect to early adopt this standard in the current year when the assessment is performed.

(2)	INVENTORIES

At March 31, 2017, and December 31, 2016, inventories consisted of the following:

	March 31, 2017	December 31, 2016
Finished goods	$75,417	$72,490
Raw materials	284	279
Total inventories	$75,701	$72,769

Included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at March 31, 2017 and December 31, 2016 of $625 and $437, respectively.

(3)	ACQUISITION OF MOPHIE INC.

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

Results of Operations

The results of operations of mophie are included in the Company’s results of operations beginning on March 3, 2016. For the period March 3, 2016, through March 31, 2016, mophie generated net sales of $7,636 and had a net loss before tax of $4,116.

Pro forma Results from Operations

The following unaudited pro-forma results of operations for the three months ended March 31, 2016 give pro forma effect as if the acquisition had occurred at the beginning of the periods presented, after giving effect to certain adjustments including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their values at the date of purchase.

3 Months Ended
March 31, 2016
Net sales	$79,759
Net loss	$(6,395)
Basic net loss per share	$(.23)
Diluted net loss per share	$(.23)

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

For the three months ended March 31, 2016, pro forma net loss includes projected amortization expense of $2,392. In addition, the Company included interest from the new credit facility and amortization of debt issuance costs for the three months ended March 31, 2016 of $493. Material non-recurring adjustments excluded from the pro forma financial information above consists of the $6,937 step up of mophie inventory to its fair value, which was recorded as an unfavorable adjustment to cost of goods sold during the six months following the acquisition date.

The unaudited pro forma results do not reflect events that either have occurred or may occur after the Merger, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods.

(4)	GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no additions to nor impairment of goodwill for the quarter-ended March 31, 2017. The balance of goodwill as of March 31, 2017 was $12,272.

Long-lived Intangible Assets

The following table summarizes the changes in gross long-lived intangible assets:

Gross balance at December 31, 2016	$108,659
Impairment loss on patent	(2,777)
Gross balance at March 31, 2017	$105,882

On April 11, 2017, the Company received a final court order stating that the claims of one of its patents were either unpatentable or cancelled. Accordingly, management determined that the patent’s carrying value was not recoverable through future cash flows and was impaired as of March 31, 2017. Consequently, for the period ended March 31, 2017, the Company recorded an impairment loss consisting of a reduction of gross carrying amount of $2,777, accumulated amortization of $818, and net carrying value of $1,959 to reduce the net carrying value of the cancelled patent to $0.

Long-lived intangible assets, net of amortization as of March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016

Customer relationships	$13,274	$14,612
Tradenames	20,593	21,506
Patents and technology	13,075	15,727
Non-compete agreements	1,407	1,497
Other	19	20
Total amortizable intangible assets	$48,368	$53,362

(5)	INCOME TAXES

The Company’s effective tax rate was 14.3% and 19.6% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate was primarily due to a discrete item recognized in the quarter for a true up of a deferred amount for stock compensation. This was partially offset by the benefit of a change to the state rate in taxes caused by the acquisition of mophie and the resulting change in the mix of state apportionment factors. The effective tax rate was also affected by income in foreign jurisdictions that had losses in prior years. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 35%, due to state taxes, permanent items, and the Company’s global tax strategy.

(6)	FAIR VALUE MEASURES

Fair Value of Financial Instruments

At March 31, 2017, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a line of credit, and a term loan. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these financial instruments. The carrying value of the debt balances approximate fair value because the variable interest rates reflect current market rates.

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

Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting unit to develop its own assumptions.

At March 31, 2017, and December 31, 2016, the following assets were measured at fair value on a recurring basis using the level of inputs shown:

		Fair Value Measurements Using:
	March 31, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$5	$5	—	—

		Fair Value Measurements Using:
	December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$5	$5	—	—

(7)	DEBT AND LETTERS OF CREDIT

Long-term debt, net as of March 31, 2017 and December 31, 2016, was as follows:

	March 31, 2017	December 31, 2016
Line of credit (a)	$40,631	$31,307
Term loan	18,560	20,107
Total debt outstanding	59,191	51,514
Less current portion	51,115	41,791
Total long-term debt outstanding	$8,076	$9,623

(a)	The line of credit has a capacity of $85,000 and matures on March 2, 2021.

(8)	STOCK-BASED COMPENSATION

The Company granted 311 and 529 restricted stock units during the three months ended March 31, 2017 and 2016, respectively. The restricted stock units granted during the three months ended March 31, 2017 and 2016, were estimated to have a weighted-average fair value per share of $6.66 and $9.87, respectively. The fair value of the restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock units vest annually on a straight-line basis over a nine-month (annual board of directors’ grant) to three-year vesting term, depending on the terms of the individual grant.

As part of the 311 and 529 restricted stock units granted as discussed above, during the first three months of 2017 and 2016, the Company granted 264 and 373 restricted stock units, respectively, to certain executives of the Company where vesting is linked to specific performance criterion. The restricted stock units granted in 2017 and 2016 only vest upon the Company’s achievement of specified thresholds of net sales, Adjusted EBITDA, or specific goals for the individual executive. As of March 31, 2017, the Company believes it is probable that it will achieve the targets for all restricted stock units granted in the first three months of 2017. Of the 373 restricted stock units granted in 2016, 16 shares vested and 159 shares were forfeited.

The Company recorded share-based compensation expense only for those restricted stock units that were expected to vest. The estimated fair value of the restricted stock units is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense related to restricted stock units of $670 and $1,336, respectively, which is included as a component of selling, general, and administrative expense.

During the three months ended March 31, 2017 and 2016, certain ZAGG employees elected to receive a net amount of shares upon the vesting of restricted stock unit grants in exchange for the Company paying up to the maximum statutory withholding amount of the employees’ tax liabilities for the fair value of the award on the vesting date. This resulted in the Company paying $240 and $621, respectively, which is reflected as a reduction of additional paid-in capital.

(9)	LOSS PER SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if stock options and restricted stock, or other common stock equivalents were exercised or converted into common stock. The dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method.

The following is a reconciliation of the numerator and denominator used to calculate basic loss per share and diluted loss per share for the three months ended March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Net loss	$(6,138)	$(3,290)
Weighted average shares outstanding:
Basic	28,059	27,710
Dilutive effect of warrants and restricted stock units	—	—
Diluted	28,059	27,710
Loss per share:
Basic	$(0.22)	$(0.12)
Diluted	$(0.22)	$(0.12)

For the three months ended March 31, 2017, 860 restricted stock units were not considered in calculating diluted loss per share because the company was in a loss position and, therefore, the effect would have been anti-dilutive.

For the three months ended March 31, 2016, warrants and restricted stock units to purchase 442 shares of common stock were not considered in calculating diluted loss per share because the company was in a loss position and, therefore, the effect would have been anti-dilutive.

(10)	TREASURY STOCK

During the fourth quarter of 2015, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s outstanding common stock with no expiration date. The Company’s board of directors also authorized the Company to enter into a Rule 10b5-1 plan, which was put in place during the fourth quarter of 2016. The 20b5-1 plan was subsequently terminated during the first quarter 2017.

For the three months ended March 31, 2017, the Company purchased 234 shares of ZAGG Inc common stock. Cash consideration paid for the purchase of ZAGG Inc common stock for the three months ended March 31, 2017 was $1,492, which included commissions paid to brokers of $9. For the three months ended March 31, 2017 the weighted average price per share was $6.32. The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.

For the three months ended March 31, 2016, no purchases of treasury stock occurred.

(11)	COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2023. Future minimum rental payments required under the operating leases at March 31, 2017 were as follows:

Remaining 2017	$2,215
2018	2,168
2019	1,709
2020	1,524
2021	1,449
Thereafter	2,561
Total	$11,626

For the three months ended March 31, 2017 and 2016, rent expense was $685 and $717, respectively, and was included in selling, general and administrative expense in the condensed consolidated statement of operations. Rent expense is recognized on a basis which approximates straight-line over the lease term and was recorded as a component of selling, general and administrative expense on the condensed consolidated statement of operations.

Commercial Litigation

Daniel Huang, individually and as shareholder representative v. ZAGG Inc, Court of Chancery of the State of Delaware, C.A. No. 12842. On October 21, 2016, Daniel Huang, as the representative of the mophie, inc. shareholders, under the Merger Agreement dated February 2, 2016, by and among the Company, ZM Acquisition, Inc. and mophie, inc., filed a lawsuit against the Company alleging that the Company breached the Merger Agreement by failing to pay certain contingent payments (the “Contingent Payments”) related to tax refunds and customs duty recoveries and seeking damages in an amount no less than $11,420. On December 16, 2016, the Company filed an Answer and Counterclaims in the lawsuit. In its Answer, the Company acknowledges its obligation under the Merger Agreement to make the Contingent Payments under certain circumstances, but avers that this obligation is subject to rights of offset and recoupment, each of which applies to Huang’s claims. In its Answer, the Company denies that any payments are due at this time or that it is in breach of any provision of the Merger Agreement. Regarding the Counterclaims, after the closing of the merger, ZAGG discovered breaches of certain representations, warranties and covenants made by Mr. Huang and mophie that have resulted in damages exceeding $22,000. In addition to these breaches, the Company has also discovered that mophie fraudulently misrepresented or omitted facts related to (i) a certain product return program, resulting in a substantial overstatement of the value of mophie’s inventory and understatement of mophie’s sales return reserve, (ii) breaches of contracts by Mr. Huang and certain other former employees of pre-merger mophie, and (iii) certain intellectual property belonging to mophie that was misappropriated by Mr. Huang and other former employees of pre-merger mophie. In its Counterclaims, the Company asserts claims based on these facts against Mr. Huang and certain other indemnitors for breaches of representations, warranties and covenants in the Merger Agreement, fraudulent concealment and declaratory judgment. On February 6, 2017, Huang filed a Motion to Dismiss the Counterclaims. On March 28, 2017, ZAGG filed its Answer in Opposition to Huang’s Motion to Dismiss. The Company recorded a liability based on its estimate of the Contingent Payments as part of purchase accounting. The Company will accrue for future Contingent Payments, including tax refunds, proceeds received on the land held for sale, and customs duty recoveries as they are collected. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

ZAGG Inc et al. v. Daniel Huang et al., Orange County Superior Court, State of California, Civil No. 30-2016-00892767-CU-BC-CJC. On December 15, 2016, the Company and mophie filed a complaint against Daniel Huang and Immotor, LLC (“Immotor”). The complaint alleges that Huang and the company he founded, Immotor, misappropriated confidential information belonging to mophie while Huang was serving as an officer and director of mophie. Based on these allegations, mophie asserts claims for breach of contract, trade secret misappropriation in violation of California Civil Code § 3426 et seq., breach of fiduciary duty, and conversion, and the Company asserts claims against Huang for breaches of his employment agreement, inventions agreement, separation agreement and consulting agreement. On February 28, 2017, Huang and Immotor filed a Demurrer to the Complaint filed by ZAGG and mophie. ZAGG and mophie have not yet responded to the Demurrer. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Peter Kravitz v. ZAGG Inc., U.S. Bankruptcy Court, District of Delaware, Adv. Pro. No. 15-51558(BLS). On October 29, 2015, Kravitz, as Liquidating Trustee (the “Trustee”) of the RSH Liquidating Trust (formerly known as RadioShack) filed a complaint against the Company, alleging, among other things, that the Company received preference payments for product the Company sold and delivered to RadioShack in the amount of $1,834 pursuant to Section 547 of the Bankruptcy Code and in the alternative pursuant to Section 548 of the Bankruptcy Code. The case was settled by the Company in April 2017. The settlement amount was not considered material to the Company’s financial position, results of operations, or liquidity.

Eric Stotz and Alan Charles v. mophie inc., U.S. District Court, Central District of California, Civil Action No. 2:16-cv-08898-GW-FFM. On January 13, 2017, Eric Stotz and Alan Charles, individually and on behalf of a purported class, filed a first amended class action complaint alleging that they purchased certain external battery packs and that the battery packs did not extend the life of the phones’ internal batteries as advertised and adversely affected the phones’ internal battery life. Plaintiffs allege violations of California’s unfair competition law, California’s Consumer Legal Remedies Act, New York’s unlawful deceptive acts and practices statute, and New York’s false advertising law. The Company has denied all liability and will defend the claims and otherwise respond to the allegations. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

MobileExp, LLC v. mophie inc., U.S. District Court, Eastern District of Texas, Civil Action No. 2:16-cv-1340. On November 30, 2016, MobileExp, LLC filed a lawsuit alleging that Mophie Space Pack for the iPhone 5S, 5, 6, 6 Plus, and iPad Mini infringed on certain claims of U.S. Patent No. 8,879,246. The Company has denied all liability and filed a counterclaim alleging that the claims of U.S. Patent No. 8,879,246 are invalid. The Company will defend the claims and otherwise respond to the claimed infringement. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

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

The Company establishes reserves when a particular contingency is probable and estimable. Other than those discussed above, the Company has not accrued for any loss at March 31, 2017 in the condensed consolidated financial statements as the Company does not consider a loss to be probable or estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

(12)	CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2017.

At March 31, 2017, the balance of accounts receivable from three separate customers exceeded 10%: Superior Communications, Inc. (“Superior”), Best Buy Co., Inc. (“Best Buy”), and GENCO Distribution Systems, Inc. (“GENCO”). At March 31, 2017, the balance of accounts receivable from two separate customers exceeded 10%:

	March 31, 2017	December 31, 2016
Superior	45%	32%
Best Buy	12%	22%
GENCO	9%	10%

No other customer account balances were more than 10% of accounts receivable at March 31, 2017 or December 31, 2016. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of supplier

We do not directly manufacture any of our products; rather, we employ various third party manufacturing partners in the United States and Asia to perform these services on our behalf. The services employed by these third parties include the selection of sub-suppliers that provide raw materials and other components used in the manufacturing process. We have endeavored to use common components and readily available raw materials in the design of our products that can be sourced from multiple sub-suppliers. However, raw film used in our InvisibleShield film and InvisibleShield On-Demand (“ISOD”) products has been produced by a single supplier for the last nine years. Our film supplier has contractually agreed to not sell the raw materials to any of our competitors.

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

Concentration of sales

For the three months ended March 31, 2017 and 2016, Superior, GENCO and Best Buy were our largest customers which accounted for over 10% of sales as follows:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Superior	27%	19%
GENCO	12%	10%
Best Buy	6%	13%

During 2017 and 2016 no other customers accounted for greater than 10% of net sales.

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

The percentage of sales by geographic region for the three months ended March 31, 2017 and 2016, was approximately:

	Three months ended March 31, 2017	Three months ended March 31, 2016
United States	84%	88%
Europe	10%	9%
Other	6%	3%

(13)	SEGMENT REPORTING

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

The mophie segment designs and distributes power cases, mobile power, cases, and cables under the mophie brand. Worldwide operations are headquartered in Tustin, California, while international operations are directed from Shannon, Ireland.

The Company measures the results of its segments using, among other measures, each segment's net sales, gross profit, and operating income (loss).

Net sales by segment were as follows:

	Three months ended March 31, 2017	Three months ended March 31, 2016

ZAGG segment	$57,165	$54,796
mophie segment	35,781	7,636
Net sales	$92,946	$62,432

Gross profit by segment were as follows:

	Three months ended March 31, 2017	Three months ended March 31, 2016

ZAGG segment	$24,303	$22,819
mophie segment	4,303	910
Gross profit	$28,606	$23,729

Income (loss) from operations by segment were as follows:

	Three months ended March 31, 2017	Three months ended March 31, 2016

ZAGG segment	$1,039	$413
mophie segment	(7,688)	(4,116)
Loss from operations	$(6,649)	$(3,703)

Total assets by segment were as follows:

	March 31, 2017	December 31, 2016

ZAGG segment	$123,042	$156,123
mophie segment	153,540	154,606
Total assets	$276,582	$310,729

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

ZAGG is an innovation leader in mobile tech accessories for smartphones and tablets. The Company’s commitment is to enhance every aspect of performance, productivity and durability in mobile devices with creative product solutions. ZAGG was created from the concept of applying a clear film originally designed to protect military-helicopter blades in harsh desert conditions to protect consumers’ mobile devices. Mobile devices are essential to modern living and ZAGG’s mission is to ensure better performance in the real world.

In addition to its home-grown brands, ZAGG has created a platform to combine category-creating and innovative brands that address specific consumer needs to empower a mobile lifestyle. The Company has an award-winning product portfolio that includes screen protection, power cases, power management, personal audio, mobile keyboards, and cases sold under the ZAGG, InvisibleShield, mophie, and IFROGZ brands.

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

InvisibleShield Products

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

Launched during the first quarter of 2014, InvisibleShield Glass is designed to provide premium screen protection and clarity, along with a superior feel and universally compatible touch sensitivity. In the third quarter of 2016 we announced InvisibleShield Glass+, designed to provide additional scratch resistance and impact protection over InvisibleShield Glass. Additionally, we launched InvisibleShield Sapphire Defense during the third quarter of 2016, which is a hybrid glass screen protector infused with sapphire crystals designed to provide premium screen protection.

ZAGG has the leading market share in screen protection, and has maintained that leading position by consistently delivering innovative products to the market.

mophie Products

mophie is a leading battery case and mobile power brand with award-winning products designed to liberate mobile users from the limitations of mobile devices providing more time to rock, talk, watch, surf, save, and send. Notably, the original juice pack® is designed to provide device-specific protection as well as additional battery power to many of the most popular mobile phones. mophie products are recognized for style and engineered for performance, providing a seamless integration of hardware, software, and design.

The mophie ecosystem of mobile accessories is designed to provide both power and protection for virtually any mobile device. With groundbreaking battery cases, including extra data storage options, universal batteries, cables, adapters, and docks, mophie products represent innovation at the forefront of design and development.

IFROGZ Products

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

ZAGG Products

Products under the ZAGG brand are designed to empower people to live their lives unleashed. Mobility is changing everything and ZAGG is driving the mobile lifestyle forward with products that allow consumers to be productive and connected at work, at play and at rest. ZAGG products which include keyboards, cases, power management and social tech are designed to free consumers from the confines of the traditional workplace. We believe “getting away” shouldn’t mean being disconnected. We support the communicators, commuters, creators and closers who live a mobile lifestyle.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the critical accounting policies previously disclosed in that report.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 1 “Nature of Operations and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (amounts in thousands, except per share data)

Net sales

Net sales for the three months ended March 31, 2017, were $92,946 compared to net sales of $62,432 for the three months ended March 31, 2016, an increase of $30,514, or 49%. The increase in sales comparing the three months ended March 31, 2017 to 2016 was primarily related to the inclusion of three months of mophie sales in 2017 totaling $35,781 compared to one month of sales subsequent to acquisition in March 2016 totaling $7,636.

The percentage of sales related to our key product lines for the three months ended March 31, 2017 and 2016, was approximately:

	2017	2016
Screen Protection	46%	65%
Power Cases	24%	9%
Power Management	17%	5%
Keyboards	6%	12%
Audio	6%	8%
Other	1%	1%

The percentage of sales related to our key distribution channels for the three months ended March 31, 2017 and 2016, was approximately:

	2017	2016
Indirect channel	85%	85%
Website	11%	9%
Mall cart and kiosk program	4%	6%

The percentage of sales by geographic region for the three months ended March 31, 2017 and 2016, was approximately:

	2017	2016
United States	84%	88%
Europe	10%	9%
Other	6%	3%

Gross profit

Gross profit for the three months ended March 31, 2017, was $28,606, or approximately 31% of net sales, as compared to $23,729, or approximately 38% of net sales for the three months ended March 31, 2016. The decrease in gross profit percentage was primarily due to the impact of three months of mophie results in 2017 compared to one month in 2016. mophie gross profit margins were lower than the Company’s historical gross profit margins.

Operating expenses

Total operating expenses for the three months ended March 31, 2017, were $35,255, an increase of $7,823, or 29%, from total operating expenses for the three months ended March 31, 2016, of $27,432. The $7,823 increase was primarily attributable to increases of (1) $6,965 in additional mophie-related expenses for three months of operating expenses in 2017 results compared to one month in 2016 and (2) $1,959 impairment of intangible asset related to an invalidated patent. These increases were partially offset by a reduction in acquisition-related transaction fees of $1,802.

Income (loss) from operations

We reported a loss from operations of ($6,649) for the three months ended March 31, 2017, compared to a loss from operations of ($3,703) for the three months ended March 31, 2016, an increase of $2,946. The increase in loss from operations was due primarily to the mophie segment loss from operations of ($7,688) and the other operating expense items discussed above. These decreases were partially offset by increased profit margins and income from operations from the ZAGG segment totaling $1,039 for the three months ended March 31, 2017.

Other expense

For the three months ended March 31, 2017, total other expense, net was $510 compared to other expense, net of $388 for the three months ended March 31, 2016. The increase in expense was primarily related to interest expense incurred on the higher debt levels compared to the prior period.

Income taxes

We recognized an income tax benefit of $1,021 for the three months ended March 31, 2017, compared to an income tax benefit of $801 for the three months ended March 31, 2016. Our effective tax rate was 14.3% and 19.6% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate was primarily due to a discrete item recognized in the quarter for a true up of a deferred amount for stock compensation. This was partially offset by the benefit of a change to the state rate in taxes caused by the acquisition of mophie and the resulting change in the mix of state apportionment factors. The effective tax rate was also affected by income in foreign jurisdictions that previously had losses in prior years. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 35%, due to state taxes, permanent items, and the Company’s global tax strategy.

Net loss

As a result of these factors, we reported a net loss of ($6,138), or ($0.22) per share on a fully diluted basis, for the quarter ended March 31, 2017, compared to a net loss of ($3,290), or ($0.12) per share on a fully diluted basis, for the quarter ended March 31, 2016.

Segment Information

ZAGG segment net sales for the three months ended March 31, 2017, were $57,165 compared to net sales of $54,796 for the three months ended March 31, 2016, an increase of $2,369, or 4%. The increase in net sales was largely due to an increase in screen protection and audio sales which were partially offset by a decline in keyboard sales due to overall softness in the tablet market compared to the prior year period.

Net sales for the mophie segment increased due to the inclusion of three months of results for the period ended March 31, 2017, compared to one month of sales for the period ended March 31, 2016.

ZAGG net income from operations totaled $1,039 for the three months ended March 31, 2017, compared to income from operations of $413 for the three months ended March 31, 2016, an increase of $626. The increase in income from operations for the ZAGG segment was due primarily to decreases of acquisition-related transaction fees, a reduction in share-based payment expense and a reduction in amortization expense. These increases were partially offset by an increase in impairment expense related to an invalidated patent and an increase in professional fees.

The net loss from operations for the mophie segment totaled ($7,688) for the period ended March 31, 2017, compared to net loss from operations of $(4,116) for the period ended March 31, 2016. The increased loss in the mophie segment was primarily driven by three months of mophie results in 2017 compared to one month of results in 2016.

Liquidity and Capital Resources (in thousands)

At March 31, 2017, our principal sources of liquidity were cash on-hand and the revolving credit facility. Our principal uses of cash have been cash used in operations, purchase of property and equipment, purchase of treasury stock, and payments on the term and revolving credit facilities.

Cash and cash equivalents on-hand decreased to $4,303 on March 31, 2017, from $11,604 on December 31, 2016, a decrease of $7,301. The decrease in cash was largely the result of cash used in operations for the paydown of accounts payable balances, purchases of fixed assets, and purchases of treasury stock; these decreases were partially offset by strong cash collections during the first quarter of 2017 from accounts receivable outstanding at December 31, 2016, and additional net borrowings on the revolving credit facility. Earnings from foreign operations are considered permanently re-invested and of the $4,303 cash balance on March 31, 2017, cash from foreign entities totaled $3,626, which constitutes 84% of the total cash and cash equivalents balance.

Accounts receivable, net of allowances, decreased to $60,181 on March 31, 2017, from $83,835 on December 31, 2016, a decrease of $23,654. The decrease was due to strong cash collections from accounts receivable outstanding at December 31, 2016.

Inventories increased to $75,701 on March 31, 2017, from $72,769 on December 31, 2016, an increase of $2,932. The net increase was due to additional purchases of inventory to support anticipated sales in the second quarter.

Accounts payable decreased to $51,810 on March 31, 2017, from $85,022 on December 31, 2016, a decrease of $33,212. The decrease was due to earlier timing of payments to suppliers in 2017 as compared to 2016 on payable balances due at December 31, 2016 and 2015, respectively.

At March 31, 2017, there was a working capital deficit of $11,033 compared to $9,408 as of December 31, 2016. The negative working capital position was primarily related to the current liability classification of the line of credit under U.S. GAAP, although the maturity date is not until March 3, 2021. Despite the maturity date in 2021, U.S. GAAP requires that the line of credit be classified as a current liability due the existence of a lockbox arrangement with the bank whereby cash collections are automatically swept against the line of credit. If the line of credit balance were classified as noncurrent, working capital would have been $29,598. The increase in the working capital deficit compared to December 31, 2016 was related to a $27,313 decrease in current assets primarily driven by a decrease in cash and accounts payable which were partially offset by an increase in inventories. The working capital impact of this decrease in current assets was partially offset by a decrease in current liabilities of $25,688 driven by a decrease in accounts payable and sales returns liability which were partially offset by an increase in the line of credit.

Based on the current level of operations, we believe that cash to be generated from operations, cash on hand, and available borrowings under existing credit arrangements will be adequate to fund expected capital expenditures and working capital needs for the next 12 months.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of March 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures are not effective due to material weaknesses described below.

Changes in Internal Control over Financial Reporting

As a result of the material weakness related to a material overstatement of net sales and accounts receivable as of and for the year ended December 31, 2016, which was corrected by management prior to issuance of the 2016 consolidated financial statements in this Annual Report on Form 10-K, management has initiated the following changes to its internal controls during the quarter ended March 31, 2017:

●	Conduct training regarding the design and operation of controls with those responsible for performing and reviewing the process level control activities over revenue, accounts receivable and in transit inventory.

●	Task the ZAGG operations team to identify information technology solutions that streamline the process for tracking and reporting orders shipped from China directly to customers.

●	Enhance the risk assessment process to consider significant changes in the business operations and the associated impact on financial reporting and internal controls

Although management believes our internal control over financial reporting has been, or is reasonably likely to be, materially and positively affected by the changes described above, a material weakness in our internal control over financial reporting continues to exist as of March 31, 2017. We are in the process of implementing and evaluating these changes to remediate the material weakness.

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

Certain of the legal proceedings in which we are involved are discussed in Note 11, "Commitments and Contingencies," to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), which could materially affect our business, financial condition or future results. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2016 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

ZAGG INC

Date: May 4, 2017	/s/ RANDALL L. HALES
Randall L. Hales,
Chief Executive Officer, President, & Director
(Principal executive officer)

Date: May 4, 2017	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday,
Chief Financial Officer
(Principal financial officer)