Form 10-Q
period 2017-06-30
ZAGG Inc
filed 2017-08-03
CIK 1296205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended  June 30, 2017, or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,964,610 common shares as of August 1, 2017.

ZAGG INC AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS

Current assets:
Cash and cash equivalents	$14,330	$11,604
Accounts receivable, net of allowances of $784 in 2017 and $824 in 2016	72,956	83,835
Inventories	65,376	72,769
Prepaid expenses and other current assets	3,717	3,414
Income tax receivable	1,193	2,814
Total current assets	157,572	174,436

Property and equipment, net of accumulated depreciation of $21,856 in 2017 and $18,371 in 2016	15,631	17,755
Goodwill	12,272	12,272
Intangible assets, net of accumulated amortization of $60,555 in 2017 and $55,298 in 2016	45,327	53,362
Deferred income tax assets	49,331	50,363
Other assets	1,541	2,541
Total assets	$281,674	$310,729

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$62,237	$85,022
Accrued liabilities	22,798	22,216
Sales returns liability	27,794	28,373
Accrued wages and wage related expenses	5,635	6,169
Deferred revenue	209	273
Line of credit	30,683	31,307
Current portion of long-term debt, net of deferred loan costs of $65 in 2017 and 2016	6,185	10,484
Total current liabilities	155,541	183,844

Noncurrent portion of long-term debt, net of deferred loan costs of $108 in 2017 and $141 in 2016	10,829	9,623

Total liabilities	166,370	193,467

Stockholders' equity:
Common stock, $0.001 par value; 100,000 shares authorized; 34,047 and 33,840 shares issued in 2017 and 2016, respectively	$34	$34
Additional paid-in capital	94,207	92,782
Accumulated other comprehensive loss	(1,270)	(2,114)
Treasury stock, 6,065 and 5,831 common shares in 2017 and 2016 respectively, at cost	(37,637)	(36,145)
Retained earnings	59,970	62,705

Total stockholders' equity	115,304	117,262
Total liabilities and stockholders' equity	$281,674	$310,729

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net sales	$115,227	$99,833	$208,173	$162,266
Cost of sales	79,403	68,960	143,743	107,664
Gross profit	35,824	30,873	64,430	54,602

Operating expenses:
Advertising and marketing	2,070	2,275	5,076	5,189
Selling, general and administrative	24,952	24,880	52,006	44,635
Transaction costs	300	305	515	2,322
Impairment of intangible asset	-	-	1,959	-
Amortization of long-lived intangibles	3,005	4,765	6,026	7,511
Total operating expenses	30,327	32,225	65,582	59,657

Income (loss) from operations	5,497	(1,352)	(1,152)	(5,055)

Other income (expense):
Interest expense	(619)	(604)	(1,110)	(792)
Other income (expense)	67	9	48	(191)
Total other expense	(552)	(595)	(1,062)	(983)

Income (loss) before provision for income taxes	4,945	(1,947)	(2,214)	(6,038)

Income tax benefit (provision)	(1,542)	901	(521)	1,703

Net income (loss)	$3,403	$(1,046)	$(2,735)	$(4,335)

Earnings (Loss) per share:
Basic earnings (loss) per share	$0.12	$(0.04)	$(0.10)	$(0.16)
Diluted earnings (loss) per share	$0.12	$(0.04)	$(0.10)	$(0.16)

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net income (loss)	$3,403	$(1,046)	$(2,735)	$(4,335)

Other comprehensive income (loss), net of tax:
Foreign currency translation (loss) gain	556	(284)	844	35

Total other comprehensive income (loss)	556	(284)	844	35

Comprehensive income (loss)	$3,959	$(1,330)	$(1,891)	$(4,300)

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net loss	$(2,735)	$(4,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,636	2,291
Excess tax benefits related to share-based payments	-	(566)
Depreciation and amortization	11,022	14,568
Loss on disposal of property and equipment	13	-
Deferred income taxes	1,040	(43)
Amortization of deferred loan costs	120	81
Impairment of intangible asset	1,959	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	11,350	5,666
Inventories	8,130	1,104
Prepaid expenses and other current assets	(298)	1,859
Other assets	912	(210)
Income taxes receivable	1,622	(1,095)
Accounts payable	(23,116)	(8,506)
Accrued liabilities	1,073	(202)
Accrued wages and wage related expenses	(1,083)	12
Deferred revenue	(64)	69
Sales returns liability	(625)	(7,274)

Net cash provided by operating activities	10,956	3,419

Cash flows from investing activities
Purchase of property and equipment (net of amounts acquired)	(3,065)	(4,700)
Proceeds from disposal of equipment	31	-
Purchase of mophie, net of cash acquired	-	(74,743)

Net cash used in investing activities	(3,034)	(79,443)

Cash flows from financing activities
Payment of debt issuance costs	-	(1,144)
Proceeds from revolving credit facility	205,897	142,477
Payments on revolving credit facility	(206,521)	(92,471)
Proceeds from term loan facility	-	25,000
Payments on term loan facility	(3,125)	(1,563)
Purchase of treasury stock	(1,492)	-
Payment of withholdings on restricted stock units	(240)	(621)
Proceeds from exercise of warrants and options	29	54
Excess tax benefits related to share-based payments	-	566

Net cash provided by (used in) financing activities	(5,452)	72,298

Effect of foreign currency exchange rates on cash equivalents	256	(26)

Net increase (decrease) in cash and cash equivalents	2,726	(3,752)

Cash and cash equivalents at beginning of the period	11,604	13,002

Cash and cash equivalents at end of the period	$14,330	$9,250

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$953	$566
Cash paid (refunded) during the period for taxes, net	$(2,322)	$834

See accompanying notes to condensed consolidated financial statements.

4

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Six Months Ended June 30, 2017:

Purchase of $560 in fixed assets financed through accounts payable.

For the Six Months Ended June 30, 2016:

Purchase of $1,234 in fixed assets financed through accounts payable.

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

The condensed consolidated financial statements include the accounts of ZAGG Inc and its wholly owned subsidiaries ZAGG International Distribution Limited (“ZAGG International”); Patriot Corporation; ZAGG Intellectual Property Holding Co, Inc. (“ZAGG IP”); ZAGG Retail, Inc; ZAGG Netherlands B.V.; ZAGG Mobile Accessories Australia Pty Ltd; mophie inc.; mophie LLC; mophie Technology Development Co., Ltd; mophie Netherlands Coöperatie U.A.; and mophie Limited. All intercompany transactions and balances have been eliminated in consolidation.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplified accounting for share-based payments. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. The new standard contains several amendments that simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. The Company has adopted ASU 2016-09 as of the beginning of the quarter ended March 31, 2017. During the quarter ended March 31, 2017, the Company applied the amendment relating to the recognition of excess tax benefits and deficiencies on a prospective basis and, accordingly, has recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as discrete items resulting in the recognition of income tax expense of $171 for the six months ended June 30, 2017. The Company has not recorded a cumulative-effect adjustment to retained earnings as of the beginning of the year because all tax benefits had previously been recognized when the tax deductions related to stock compensation were utilized to reduce taxes payable. The Company has elected to apply the amendment related to the presentation of cash flows for excess tax benefits on a prospective basis and no prior periods have been adjusted. The Company’s financial position or results of operations were not impacted by amendments related to the statutory tax withholding requirement and, accordingly, no adjustment has been recorded. The Company will continue to classify cash remitted to the tax authorities as a financing activity as now required by the amendments in the ASU. The ASU permits a policy election to either record forfeitures as they occur or estimate forfeitures consistent with historical U.S. GAAP. The Company has elected to record forfeitures as they occur, which did not have a material impact on our financial position or results of operations.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718),” which clarifies what constitutes a modification of a share-based payment award. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.

(2)	INVENTORIES

At June 30, 2017, and December 31, 2016, inventories consisted of the following:

	June 30, 2017	December 31, 2016
Finished goods	$65,084	$72,490
Raw materials	292	279
Total inventories	$65,376	$72,769

Included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at June 30, 2017 and December 31, 2016 of $957 and $437, respectively.

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

Results of Operations

The results of operations of mophie are included in the Company’s results of operations beginning on March 3, 2016. For the period March 3, 2016, through June 30, 2016, mophie generated net sales of $39,659 and a net loss before tax of $13,727.

Pro forma Results from Operations

The following unaudited pro-forma results of operations for the six months ended June 30, 2016 give pro forma effect as if the acquisition had occurred at the beginning of the period presented, after giving effect to certain adjustments including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their values at the date of purchase.

Six months ended June 30, 2016
Net sales	$179,592
Net loss	$(7,155)
Basic loss per share	$(0.25)
Diluted loss per share	$(0.25)

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

For the six months ended June 30, 2016, pro forma net loss includes projected amortization expense of $4,412. In addition, the Company included interest from the new credit facility and amortization of debt issuance costs for the six months ended June 30, 2016 of $1,007. Material non-recurring adjustments excluded from the pro forma financial information above consists of the $6,937 step up of mophie inventory to its fair value, which was recorded as an unfavorable adjustment to cost of goods sold during the six months following the acquisition date.

The unaudited pro forma results do not reflect events that either have occurred or may occur after the Merger, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods.

(4)	GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no additions to nor impairment of goodwill for the quarter-ended June 30, 2017. The balance of goodwill as of June 30, 2017 was $12,272.

Long-lived Intangible Assets

The following table summarizes the changes in gross long-lived intangible assets:

Gross balance at December 31, 2016	$108,659
Impairment loss on patent	(2,777)
Gross balance at June 30, 2017	$105,882

On April 11, 2017, the Company received a final court order stating that the claims of one of its patents were either unpatentable or cancelled. Accordingly, management determined that the patent’s carrying value was not recoverable through future cash flows and was impaired as of March 31, 2017. Consequently, for the six months period ended June 30, 2017, the Company recorded an impairment loss consisting of a reduction of gross carrying amount of $2,777, accumulated amortization of $818, and net carrying value of $1,959 to reduce the net carrying value of the cancelled patent to $0.

Long-lived intangible assets, net of amortization as of June 30, 2017 and December 31, 2016, were as follows:

	June 30, 2017	December 31, 2016

Customer relationships	$11,935	$14,612
Tradenames	19,680	21,506
Patents and technology	12,377	15,727
Non-compete agreements	1,317	1,497
Other	18	20
Total amortizable intangible assets	$45,327	$53,362

(5)	INCOME TAXES

For interim periods, the tax provision is determined utilizing an estimate of the Company’s annual effective tax rate adjusted for discrete items, if any. The Company’s effective tax rate for the three months ended June 30, 2017 and 2016, was 31.2% and 46.3%, respectively. The Company’s effective tax for the six months ended June 30, 2017 and 2016, was (23.5%) and 28.2%, respectively. The change in the effective tax rate for the three-month period ended June 30, 2017 was primarily due to income in lower rate foreign jurisdictions in which the company has losses in the prior year. The change in the effective tax rate for the six months ended June 30, 2017, was primarily due to a discrete expense recognized during the period related to the true up of a deferred amount for stock compensation and close to break-even pre-tax book loss in the current year. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 35%, due to state taxes, permanent items, and the Company’s global tax strategy.

(6)	FAIR VALUE MEASURES

Fair Value of Financial Instruments

At June 30, 2017, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a line of credit, and a term loan. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these financial instruments. The carrying value of the debt balances approximate fair value because the variable interest rates reflect current market rates.

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

Level 3 — Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.

At June 30, 2017, and December 31, 2016, the following assets were measured at fair value on a recurring basis using the level of inputs shown:

		Fair Value Measurements Using:
	June 30, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$5	$5	—	—

		Fair Value Measurements Using:
	December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$5	$5	—	—

(7)	DEBT AND LINE OF CREDIT

Long-term debt, net as of June 30, 2017 and December 31, 2016, was as follows:

	June 30, 2017	December 31, 2016
Line of credit	$30,683	$31,307
Term loan	17,014	20,107
Total debt outstanding	47,697	51,514
Less current portion	36,868	41,791
Total long-term debt outstanding	$10,829	$9,623

(8)	STOCK-BASED COMPENSATION

During the three and six months ended June 30, 2017, the Company granted 123 and 434 restricted stock units, respectively. During the three and six months ended June 30, 2016, the Company granted 380 and 713 restricted stock units, respectively. The restricted stock units granted during the three and six months ended June 30, 2017 were estimated to have a weighted-average fair value per share of $6.35 and $6.57, respectively. The restricted stock units granted during the three and six months ended June 30, 2016 were estimated to have a weighted-average fair value per share of $5.40 and $7.33, respectively. The fair value of the restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock units vest annually on a straight-line basis over a nine-month (annual board of directors’ grant) to three-year vesting term, depending on the terms of the individual grant.

As part of the 434 and 713 grants discussed above, during the first six months of 2017 and 2016, the Company granted 372 and 418 restricted stock units, respectively, to certain executives and employees of the Company where vesting is linked to specific performance criterion. The restricted stock units granted in 2017 and 2016 only vest upon the Company’s achievement of specified thresholds of net sales, Adjusted EBITDA, or specific goals for the individual executive. As of June 30, 2017, the Company believes it is probable that it will achieve the targets for all restricted stock units granted in the first six months of 2017. Of the 418 restricted stock units granted in 2016, 29 shares vested and 150 shares were forfeited, and 239 have not yet vested or been forfeited.

The estimated fair value of the restricted stock units is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three and six months ended June 30, 2017, the Company recorded stock-based compensation expense related to restricted stock units of $966 and $1,636, respectively, which is included as a component of selling, general, and administrative expense. During the three and six months ended June 30, 2016, the Company recorded stock-based compensation expense related to restricted stock units of $957 and $2,291, respectively, which is included as a component of selling, general, and administrative expense

During the six months ended June 30, 2017 and 2016, certain ZAGG employees elected to receive a net amount of shares upon the vesting of restricted stock unit grants in exchange for the Company paying up to the maximum statutory withholding amount of the employees’ tax liabilities for the fair value of the award on the vesting date. This resulted in the Company paying $240 and $621, respectively, which is reflected as a reduction of additional paid-in capital. We also recognized an increase of additional paid-in capital related to the employee stock purchase plan of $29 for the six months ended June 30, 2017. There was an immaterial impact to additional paid-in capital related to the employee stock purchase plan for the six months ended June 30, 2016.

(9)	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share excludes dilution and is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if stock options and restricted stock, or other common stock equivalents were exercised or converted into common stock. The dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method.

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the three and six months ended June 30, 2017 and 2016:

	Three months ended
	June 30, 2017	June 30, 2016
Net income (loss)	$3,403	$(1,046)
Weighted average shares outstanding:
Basic	27,963	28,126
Dilutive effect of restricted stock units and warrants	250	---
Diluted	28,213	28,126
Earnings (loss) per share:
Basic	$0.12	$(0.04)
Diluted	$0.12	$(0.04)

	Six months ended
	June 30, 2017	June 30, 2016
Net loss	$(2,735)	$(4,335)
Weighted average shares outstanding:
Basic	28,010	27,918
Dilutive effect of restricted stock units and warrants	—	—
Diluted	28,010	27,918
Earnings (loss) per share:
Basic	$(0.10)	$(0.16)
Diluted	$(0.10)	$(0.16)

For the three months ended June 30, 2017, there were no warrants or restricted stock units excluded from the calculation of diluted earnings per share. For the three months ended June 30, 2016, warrants and restricted stock units to purchase shares of common stock totaling 895 were not considered in calculating the diluted earnings per share as their effect would have been anti-dilutive.

For the six months ended June 30, 2017 and 2016, warrants and restricted stock units to purchase shares of common stock totaling 980 and 895, respectively, were not considered in calculating diluted earnings per share as their effect would have been anti-dilutive.

(10)	TREASURY STOCK

For the three and six months ended June 30, 2017, the Company purchased 0 and 234 shares of ZAGG Inc common stock, respectively. Cash consideration paid for the purchase of ZAGG Inc common stock for the six months ended June 30, 2017 was $1,492, which included commissions paid to brokers of $9. For the six months ended June 30, 2017 the weighted average price per share was $6.32. The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.

For the three and six months ended June 30, 2016, no purchases of treasury stock occurred.

(11)	COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2023. Future minimum rental payments required under the operating leases at June 30, 2017 were as follows:

Remaining 2017	$1,457
2018	2,177
2019	1,714
2020	1,529
2021	1,455
Thereafter	2,584
Total	$10,916

For the three months ended June 30, 2017 and 2016, rent expense was $758 and $939, respectively, and was included in selling, general and administrative expense in the condensed consolidated statement of operations. Rent expense is recognized on a basis which approximates straight-line over the lease term and was recorded as a component of selling, general and administrative expense on the condensed consolidated statement of operations.

For the six months ended June 30, 2017 and 2016, rent expense was $1,443 and $1,656, respectively, and was included in selling, general and administrative expense in the condensed consolidated statement of operations. Rent expense is recognized on a basis which approximates straight-line over the lease term and was recorded as a component of selling, general and administrative expense on the condensed consolidated statement of operations.

Commercial Litigation

Daniel Huang, individually and as shareholder representative v. ZAGG Inc, Court of Chancery of the State of Delaware, C.A. No. 12842. On October 21, 2016, Daniel Huang, as the representative of the mophie, inc. shareholders, under the Merger Agreement dated February 2, 2016, by and among the Company, ZM Acquisition, Inc. and mophie, inc., filed a lawsuit against the Company alleging that the Company breached the Merger Agreement by failing to pay certain contingent payments (the “Contingent Payments”) related to tax refunds and customs duty recoveries and seeking damages in an amount no less than $11,420. On December 16, 2016, the Company filed an Answer and Counterclaims in the lawsuit. In its Answer, the Company acknowledges its obligation under the Merger Agreement to make the Contingent Payments under certain circumstances, but avers that this obligation is subject to rights of offset and recoupment, each of which applies to Huang’s claims. In its Answer, the Company denies that any payments are due at this time or that it is in breach of any provision of the Merger Agreement. Regarding the Counterclaims, after the closing of the merger, ZAGG discovered breaches of certain representations, warranties and covenants made by Huang and mophie that have resulted in damages exceeding $22,000. In addition to these breaches, the Company has also discovered that mophie fraudulently misrepresented or omitted facts related to (i) a certain product return program, resulting in a substantial overstatement of the value of mophie’s inventory and understatement of mophie’s sales return reserve, (ii) breaches of contracts by Huang and certain other former employees of pre-merger mophie, and (iii) certain intellectual property belonging to mophie that was misappropriated by Huang and other former employees of pre-merger mophie. In its Counterclaims, the Company asserts claims based on these facts against Huang and certain other indemnitors for breaches of representations, warranties and covenants in the Merger Agreement, fraudulent concealment and declaratory judgment. On February 6, 2017, Huang filed a Motion to Dismiss the Counterclaims. On March 28, 2017, ZAGG filed its Answer in Opposition to Huang’s Motion to Dismiss. On July 18, 2017, Huang filed a Motion for Summary Judgement. The Court of Chancery will schedule a hearing in the future on Huang’s Motion to Dismiss and Motion for Summary Judgment. The Company recorded a liability based on its estimate of the Contingent Payments as part of purchase accounting. The Company will accrue for future Contingent Payments, including tax refunds, proceeds received on the land held for sale, and customs duty recoveries as they are collected. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

ZAGG Inc et al. v. Daniel Huang et al., Orange County Superior Court, State of California, Civil No. 30-2016-00892767-CU-BC-CJC. On December 15, 2016, the Company and mophie filed a complaint against Daniel Huang and Immotor, LLC (“Immotor”). The complaint alleges that Huang and the company he founded, Immotor, misappropriated confidential information belonging to mophie while Huang was serving as an officer and director of mophie. Based on these allegations, mophie asserts claims for breach of contract, trade secret misappropriation in violation of California Civil Code § 3426 et seq., breach of fiduciary duty, and conversion, and the Company asserts claims against Huang for breaches of his employment agreement, inventions agreement, separation agreement and consulting agreement. On February 28, 2017, Huang and Immotor filed a Demurrer to the Complaint filed by ZAGG and mophie. ZAGG and mophie opposed the Demurrer, and on June 13, 2017 the Orange County Superior Court entered an order overruling the Demurrer in its entirety. On June 22, 2017, Huang and Immotor filed an Answer to the Complaint asserting a general denial of all allegations.  ZAGG and mophie served Huang and Immotor with a trade secret disclosure on July 19, 2017, as is required of a plaintiff in a trade secret case under California’s civil rules.  ZAGG and mophie also served discovery requests on this date.  Huang and Immotor’s responses to those requests are due on August 24, 2017.  This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

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

MobileExp, LLC v. mophie inc., U.S. District Court, Eastern District of Texas, Civil Action No. 2:16-cv-1340. On November 30, 2016, MobileExp, LLC filed a lawsuit alleging that Mophie Space Pack for the iPhone 5S, 5, 6, 6 Plus, and iPad Mini infringed on certain claims of U.S. Patent No. 8,879,246. The Company has denied all liability and filed a counterclaim alleging that the claims of U.S. Patent No. 8,879,246 are invalid. On February 23, 2017, Civil Action No. 2:16-cv-1340 was consolidated with 2:16-cv-1339, the latter being the lead case. On June 9, 2017, the claims and counterclaims between MobileExp, LLC and the Company were dismissed with prejudice.

SEC Investigation

In the fourth quarter of 2012, the Company received requests to provide documentation and information to the staff of the SEC in connection with an investigation being conducted by the SEC’s Salt Lake City office. The Company believes the investigation includes a review of the facts and circumstances surrounding former Chief Executive Officer Robert Pedersen’s pledge and subsequent sale of Company shares and the fact that such pledges and sales were not disclosed in the Company’s 2011 10-K filed on March 15, 2012, or 2012 Proxy filed on April 27, 2012. The Company responded to these requests and is cooperating with the staff although there has been no resolution to date.

Other Litigation

The Company is not a party to any other material litigation or claims at this time. While the Company currently believes that the amount of any ultimate probable loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period.

The Company establishes reserves when a particular contingency is probable and estimable. Other than those discussed above, the Company has not accrued for any loss at June 30, 2017, in the condensed consolidated financial statements as the Company does not consider a loss to be probable or estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

(12)	CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2017.

At June 30, 2017, the balance of accounts receivable from two separate customers exceeded 10%: Superior Communications, Inc. (“Superior”) and Best Buy Co., Inc. (“Best Buy”). GENCO Distribution Systems, Inc. (“GENCO”) exceeded 10% of accounts receivable as of December 31, 2016, but not as of June 30, 2017. At June 30, 2017, the balance of accounts receivable from two separate customers exceeded 10%:

	June 30, 2017	December 31, 2016
Superior	38%	32%
Best Buy	14%	22%
GENCO	8%	10%

No other customer account balances were more than 10% of accounts receivable at June 30, 2017, or December 31, 2016. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of suppliers

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

Below is a high-level summary by product category of the manufacturing sources used by the Company:

●	Screen Protection – Our screen product line is comprised of sales of InvisibleShield glass products, InvisibleShield film products, and ISOD film blanks. InvisibleShield glass products are sourced from factories in Asia with protective glass expertise, each of which uses a number of sub-suppliers for raw materials and other components. Our InvisibleShield film and ISOD products are sourced through our third-party logistics partner, who purchases the raw film inventory from a single supplier (as discussed above).
●	Battery Cases and Power Management – Our battery case and power management product lines consists of power products that are designed to provide on-the-go power for tablets, smartphones, MP3 players, cameras, and virtually all other electronic mobile devices. Our power products are sourced from factories in Asia with battery expertise, each of which uses a number of sub-suppliers for raw materials and other components.
●	Keyboards – Our keyboard product line consists of (1) device-specific keyboards designed to fit individual tablets produced by original equipment manufacturers and (2) keyboards that are designed to be device agnostic and can be used on virtually any mobile device. Our keyboard products are sourced from factories in Asia with keyboard expertise, each of which uses a number of sub-suppliers for raw materials and other components.
●	Audio – Our audio product line consists of earbuds and headphones that are designed to be compatible with virtually all electronic mobile devices. Our audio products are sourced from factories in Asia with audio expertise, each of which uses a number of sub-suppliers for raw materials and other components.

Our product and operations teams work closely with suppliers from initial product development and throughout the manufacturing process to ensure that (1) the supplier understands and will build according to product specifications, (2) appropriate quality is maintained for the finished goods and for all sub-components, and (3) the supplier can meet our supply needs.

Concentration of net sales

For the three months ended June 30, 2017 and 2016, Superior was our largest customer which accounted for over 10% of net sales; GENCO also accounted for over 10% of net sales for the three months ended June 30, 2016, as follows:

	Three months ended June 30, 2017	Three months ended June 30, 2016
Superior	31%	27%
GENCO	8%	12%

For the six months ended June 30, 2017 and 2016, Superior and GENCO were our largest customers with each accounting for over 10% of net sales; Best Buy also accounted for over 10% of net sales for the six months ended June 30, 2016, as follows:

	Six months ended June 30, 2017	Six months ended June 30, 2016
Superior	29%	24%
GENCO	10%	11%
Best Buy	8%	10%

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

The percentage of net sales by geographic region for the three months ended June 30, 2017 and 2016, was approximately:

	2017	2016
United States	87%	90%
Europe	8%	6%
Other	5%	4%

The percentage of net sales by geographic region for the six months ended June 30, 2017 and 2016, was approximately:

	2017	2016
United States	86%	89%
Europe	8%	7%
Other	6%	4%

(13)	SEGMENT REPORTING

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

The Company measures the results of its segments using, among other measures, each segment’s net sales, gross profit, and operating income (loss).

Net sales by segment were as follows:

	Three months ended June 30, 2017	Three months ended June 30, 2016

ZAGG segment	$74,259	$67,810
mophie segment	40,968	32,023
Net sales	$115,227	$99,833

	Six months ended June 30, 2017	Six months ended June 30, 2016

ZAGG segment	$131,424	$122,607
mophie segment	76,749	39,659
Net sales	$208,173	$162,266

Gross profit by segment were as follows:

	Three months ended June 30, 2017	Three months ended June 30, 2016

ZAGG segment	$27,790	$26,645
mophie segment	8,034	4,228
Gross profit	$35,824	$30,873

	Six months ended June 30, 2017	Six months ended June 30, 2016

ZAGG segment	$52,093	$49,465
mophie segment	12,337	5,137
Gross profit	$64,430	$54,602

Income (loss) from operations by segment were as follows:

	Three months ended June 30, 2017	Three months ended June 30, 2016

ZAGG segment	$9,177	$8,288
mophie segment	(3,680)	(9,640)
Income (loss) from operations	$5,497	$(1,352)

	Six months ended June 30, 2017	Six months ended June 30, 2016

ZAGG segment	$10,216	$8,701
mophie segment	(11,368)	(13,756)
Loss from operations	$(1,152)	$(5,055)

Total assets by segment were as follows:

	June 30, 2017	December 31, 2016

ZAGG segment	$141,192	$156,123
mophie segment	140,482	154,606
Total assets	$281,674	$310,729

(14)	SUBSEQUENT EVENTS

On July 17, 2017, ZAGG Inc, KeyBank National Association (“KeyBank”), ZB, N.A. dba Zions First National Bank (“Zions Bank”), and JPMorgan Chase Bank, N.A. (collectively, the “Lenders”), and KeyBank, as the administrative agent for the Lenders, entered into a Third Amendment Agreement (“Amendment”), which amends the original Credit and Security Agreement dated as of March 3, 2016 by and among the Company, KeyBank, KeyBanc Capital Markets Inc., Zions Bank, and the other lenders party thereto, as amended by that certain First Amendment Agreement dated as of May 31, 2016 and that certain Second Amendment Agreement dated as of March 8, 2017 (collectively, the “Credit Agreement”), to:

●	Increase the Maximum Revolving Amount, as defined in the Credit Agreement, from $85,000 to:
○	$135,000 from July 17, 2017 to December 31, 2017;
○	$110,000 million from January 1, 2018 to May 31, 2018; and
○	$100,000 from June 1, 2018 forward.
●	Expand Permitted Foreign Subsidiary Loans, Guaranties and Investments, as defined in the Credit Agreement, to include:
○	A $2,000 loan dated April 5, 2017 from the Company to ZAGG International Distribution Limited; and
○	Any other loan or investment by the Company or any domestic subsidiary of the Company in or to, or guaranty of indebtedness of, any foreign subsidiary of the Company for the period July 17, 2017 to March 31, 2018, in an aggregate amount not to exceed $8,000.
●	Increase the Letter of Credit Commitment, as defined in the Credit Agreement, from $7,500 to an aggregate amount of $40,000.
●	Increase the Borrowing Base, as defined in the Credit Agreement, on a seasonal basis between August 1, 2017 and September 30, 2017 by $15,000.

In connection with the Amendment, the Company also entered into replacement revolving credit notes with each of the Lenders. As consideration for entering into the Amendment, the Company agreed to pay the administrative agent and Lenders total amendment and arrangement fees of $145, pursuant to the terms of an administrative agent fee letter and a closing fee letter entered into with KeyBank. The changes to the Credit Agreement described above were made to support core-business opportunities.

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

mophie Products

mophie is a leading battery case and mobile power brand with award-winning products designed to liberate mobile users from the limitations of mobile devices by providing more time to rock, talk, watch, surf, save, and send. Notably, the original juice pack® is designed to provide device-specific protection as well as additional battery power to many of the most popular mobile phones. mophie products are recognized for style and engineered for performance, providing a seamless integration of hardware, software, and design.

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

Results of Operations

THREE MONTHS ENDED June 30, 2017 AND 2016 (amounts in thousands, except per share data)

Net sales

Net sales for the three months ended June 30, 2017, were $115,227 compared to net sales of $99,833 for the three months ended June 30, 2016, an increase of $15,394, or 15%. The increase in net sales comparing the six months ended June 30, 2017 to 2016 was attributed to increased sales of screen protection and power management products in key wireless and retail accounts, particularly in international markets.

The percentage of net sales related to our key product lines for the three months ended June 30, 2017 and 2016, was approximately:

	2017	2016
Screen Protection	51%	48%
Power Cases	19%	23%
Power Management	17%	12%
Keyboards	5%	10%
Audio	7%	6%
Other	1%	1%

The percentage of net sales related to our key distribution channels for the three months ended June 30, 2017 and 2016, was approximately:

	2017	2016
Indirect channel	89%	87%
Website	7%	9%
Mall cart and kiosk program	4%	4%

The percentage of net sales by geographic region for the three months ended June 30, 2017 and 2016, was approximately:

	2017	2016
United States	87%	90%
Europe	8%	6%
Other	5%	4%

Gross profit

Gross profit for the three months ended June 30, 2017, was $35,824, or approximately 31% of net sales, as compared to $30,873, or approximately 31% of net sales for the three months ended June 30, 2016. Typically, the Company experiences higher gross profit margin in periods when the mix of screen protection products increases. Although the mix of screen protection products increased during the second quarter of 2017 to 51% of sales compared to 48% of net sales in 2016, sales of curved glass for the Samsung Galaxy S8 occurred at lower gross margins than our other screen protection products, resulting in lower margins than we would otherwise see in periods of increased mix of screen protection sales. The margin impact from sales of curved glass was offset by improved mophie gross profit margins which increased year-over-year driven primarily by amortization expense from the acquisition-related fair value inventory write-up in 2016, which did not recur in 2017.

Operating expenses

Total operating expenses for the three months ended June 30, 2017, were $30,327, a decrease of $1,898, or 6%, from total operating expenses for the three months ended June 30, 2016, of $32,225. The $1,898 decrease was primarily attributable to (1) synergies realized from cost reduction initiatives, (2) a reduction in advertising and marketing spend, and (3) reduced amortization expense related to long-lived intangibles in the current year, which is based on estimated cash flows of the associated intangible assets.

Income (loss) from operations

We reported income from operations of $5,497 for the three months ended June 30, 2017, compared to a loss from operations of ($1,352) for the three months ended June 30, 2016, an increase of $6,849. The increase in income was primarily attributed to the increases in net sales and the reduction of operating expense items noted above.

Other expense

For the three months ended June 30, 2017, total other expense, net was $552 compared to other expense, net of $595 for the three months ended June 30, 2016.

Income taxes

We recognized income tax expense of $1,542 for the three months ended June 30, 2017, compared to an income tax benefit of $901 for the three months ended June 30, 2016. Our effective tax rate was 31.2% and 46.3% for the three months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rate was due to income in lower rate foreign jurisdictions in which the company experienced losses in the prior year. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 35%, due to state taxes, permanent items, and the Company’s global tax strategy.

Net income (loss)

As a result of these factors, we reported net income of $3,403, or $0.12 per share, for the quarter ended June 30, 2017, compared to a net loss of ($1,046), or ($0.04) per share, for the quarter ended June 30, 2016.

Segment Information

ZAGG segment net sales for the three months ended June 30, 2017, were $74,259 compared to net sales of $67,810 for the three months ended June 30, 2016, an increase of $6,449, or 10%. The increase in net sales was largely due to an increase in screen protection and audio sales which were partially offset by a decline in keyboard sales due to overall softness in the tablet market compared to the prior year period.

mophie segment net sales for the three months ended June 30, 2017, were $40,968 compared to net sales of $32,023 for the three months ended June 30, 2016, an increase of $8,945, or 28%. The increase in net sales was largely due to an increase in power management sales during the quarter.

ZAGG net income from operations totaled $9,177 for the three months ended June 30, 2017, compared to income from operations of $8,288 for the three months ended June 30, 2016, an increase of $889. The increase in income from operations for the ZAGG segment was due primarily to increases in sales primarily driven by screen protection.

The net loss from operations for the mophie segment totaled ($3,680) for the three months ended June 30, 2017, compared to net loss from operations of ($9,640) for the three months ended June 30, 2016. The decreased loss in the mophie segment was primarily driven by strong sales of our power management products in 2017, a reduction in amortization expense from the acquisition-related fair value inventory write-up in 2016, which did not recur in 2017, and a reduction in expenses related to salaries and professional fees.

SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (amounts in thousands, except per share data)

Net sales

Net sales for the six months ended June 30, 2017, were $208,173 compared to net sales of $162,266 for the six months ended June 30, 2016, an increase of $45,907, or 28%. The increase in net sales comparing the six months ended June 30, 2017 to 2016 was attributed to increased sales related to screen protection for new device releases during the current year as well has higher sales of power management products. In addition, 2017 results include six months of mophie sales compared with four months in 2016.

The percentage of net sales related to our key product lines for the six months ended June 30, 2017 and 2016, was approximately:

	2017	2016
Screen Protection	49%	54%
Power Cases	21%	17%
Power Management	17%	10%
Keyboards	6%	11%
Audio	6%	7%
Other	1%	1%

The percentage of net sales related to our key distribution channels for the six months ended June 30, 2017 and 2016, was approximately:

	2017	2016
Indirect channel	88%	86%
Website	9%	9%
Mall cart and kiosk program	3%	5%

The percentage of net sales by geographic region for the six months ended June 30, 2017 and 2016, was approximately:

	2017	2016
United States	86%	89%
Europe	8%	7%
Other	6%	4%

Gross profit

Gross profit for the six months ended June 30, 2017, was $64,430, or approximately 31% of net sales, as compared to $54,602, or approximately 34% of net sales for the six months ended June 30, 2016. The decrease in gross profit margin was primarily due to (1) a full six months of mophie operations in 2017, which are at lower gross profit margins than the corporate average, (2) lower gross profit margin on curved glass for the Samsung Galaxy S8, compared to historical gross margins on non-curved glass products and (3) these items were offset by amortization expense from the acquisition-related fair value inventory write-up in 2016, which did not recur in 2017.

Operating expenses

Total operating expenses for the six months ended June 30, 2017, were $65,582, an increase of $5,925, or 10%, from total operating expenses for the six months ended June 30, 2016, of $59,657. The $5,925 increase was primarily attributable to (1) the inclusion of six months of mophie-related expenses for 2017 compared with four months in 2016, (2) the impairment of intangible asset related to an invalidated patent totaling $1,959, and (3) increased legal and travel expense. These increases were partially offset by the following reductions in operating expense: (1) synergies realized from cost reduction initiatives, (2) a reduction in transaction-related costs, (3) a reduction in advertising and marketing spend, and (4) an overall reduction in amortization expense.

Income (loss) from operations

We reported a loss from operations of ($1,152) for the six months ended June 30, 2017, compared to a loss from operations of ($5,055) for the six months ended June 30, 2016, a decrease of $3,903. The decrease in loss from operations was due primarily to a reduction of the mophie segment loss from operations from ($13,756) to ($11,368) and the other operating expense items discussed above. The decrease was also due to the increase in net sales and gross profit, offset by an increase in operating expenses as noted above.

Other expense

For the six months ended June 30, 2017, total other expense, net was ($1,062) compared to other expense, net of ($983) for the three months ended June 30, 2016. The increase in expense was primarily related to interest expense incurred on the higher debt levels compared to the prior period.

Income taxes

We recognized income tax expense of $521 for the six months ended June 30, 2017, compared to an income tax benefit of $1,703 for the six months ended June 30, 2016. Our effective tax rate was (23.5%) and 28.2% for the six months ended June 30, 2017 and 2016, respectively. The negative tax rate for the six-month period ended June 30, 2017, was due to a discrete expense recognized during the first quarter related to the true-up of a deferred amount for stock compensation and close to break-even pre-tax book loss for the six months ended June 30, 2017. The rate was also affected by income in foreign jurisdictions that had losses in prior years. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 35%, due to state taxes, permanent items, and the Company’s global tax strategy.

Net loss

As a result of these factors, we reported a net loss of ($2,735), or ($0.10) per share, for the six months ended June 30, 2017, compared to a net loss of ($4,335), or ($0.16) per share, for the six months ended June 30, 2016.

Segment Information

ZAGG segment net sales for the six months ended June 30, 2017, were $131,424 compared to net sales of $122,607 for the six months ended June 30, 2016, an increase of $8,817, or 7%. The increase in net sales was largely due to an increase in screen protection and audio sales which were partially offset by a decline in keyboard sales due to overall softness in the tablet market compared to the prior year period.

Net sales for the mophie segment for the six months ended June 30, 2017 were $76,749 compared to net sales of $39,659 for the six months ended June 30, 2016, an increase of 37,090, or 94%. The increase in net sales was driven by strong sales of our power management products in 2017 and the inclusion of six months of results for the period ended June 30, 2017, compared to four months of sales for the period ended June 30, 2016.

ZAGG net income from operations totaled $10,216 for the six months ended June 30, 2017, compared to income from operations of $8,701 for the six months ended June 30, 2016, an increase of $1,515. The increase in income from operations for the ZAGG segment was due primarily to increases in sales primarily driven by screen protection.

The net loss from operations for the mophie segment totaled ($11,368) for the period ended June 30, 2017, compared to net loss from operations of $(13,756) for the period ended June 30, 2016. The decreased loss in the mophie segment was primarily driven by strong sales of our power management products in 2017, a reduction in amortization expense from the acquisition-related fair value inventory write-up in 2016, which did not recur in 2017, and a reduction in expenses related to salaries and professional fees.

Liquidity and Capital Resources (in thousands)

At June 30, 2017, our principal sources of liquidity were cash provided by operations, cash on hand and the revolving credit facility. Our principal uses of cash have been cash used to reduce accounts payable balances, purchase of property and make payments on the term and revolving credit facilities.

Cash and cash equivalents on-hand increased to $14,330 on June 30, 2017, from $11,604 on December 31, 2016, an increase of $2,726. The increase in cash was largely the result of cash provided by operations from collections on accounts receivable balances and a reduction in inventory; these increases were partially offset by paydowns of outstanding accounts payable balances, purchases of property plant and equipment and paydowns of debt outstanding. Earnings from foreign operations are considered permanently re-invested and of the $14,330 cash balance on June 30, 2017, cash from foreign entities totaled $6,186, which constitutes 43% of the total cash and cash equivalents balance.

Accounts receivable, net of allowances, decreased to $72,956 on June 30, 2017, from $83,835 on December 31, 2016, a decrease of $10,879. The decrease was due to strong cash collections during the first six months of 2017.

Inventories decreased to $65,376 on June 30, 2017, from $72,769 on December 31, 2016, a decrease of $7,393. The net decrease was due to a reduction in inventory on hand, primarily driven by a reduction in mophie-branded inventory.

Accounts payable decreased to $62,237 on June 30, 2017, from $85,022 on December 31, 2016, a decrease of $22,785. The decrease was due to timing of payments to suppliers to support fourth quarter 2016 sales.

At June 30, 2017, the Company had working capital $2,031 compared to negative working capital of ($9,408) as of December 31, 2016. The increase in the working capital position was primarily related to a reduction in accounts payable and the current portion of long-term debt; the impact of these items were partially offset by a reduction in accounts receivable and inventories.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of June 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures are not effective due to material weaknesses described below.

Changes in Internal Control over Financial Reporting

As a result of the material weakness related to a material overstatement of net sales and accounts receivable as of and for the year ended December 31, 2016, which was corrected by management prior to issuance of the 2016 consolidated financial statements in the Company’s Annual Report on Form 10-K, management has initiated the following changes to its internal controls during the six months ended June 30, 2017:

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

Although management believes our internal control over financial reporting has been, or is reasonably likely to be, materially and positively affected by the changes described above, a material weakness in our internal control over financial reporting continues to exist as of June 30, 2017. We are in the process of implementing and evaluating these changes to remediate the material weakness.

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

Certain of the legal proceedings in which we are involved are discussed in Note 11, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.

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

ZAGG INC

Date: August 3, 2017	/s/ RANDALL L. HALES
Randall L. Hales,
Chief Executive Officer, President, & Director
(Principal executive officer)

Date: August 3, 2017	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday,
Chief Financial Officer
(Principal financial officer)

