Form 10-Q
period 2017-09-30
ZAGG Inc
filed 2017-11-02
CIK 1296205

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2017, or

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,975,216 common shares as of November 1, 2017.

ZAGG INC AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2017	2016

ASSETS

Current assets:
Cash and cash equivalents	$11,394	$11,604
Accounts receivable, net of allowances of $1,221 in 2017 and $824 in 2016	96,830	83,835
Inventories	72,005	72,769
Prepaid expenses and other current assets	3,531	3,414
Income tax receivable	138	2,814
Total current assets	183,898	174,436

Property and equipment, net of accumulated depreciation of $20,950 in 2017 and $18,371 in 2016	15,066	17,755
Goodwill	12,272	12,272
Intangible assets, net of accumulated amortization of $63,596 in 2017 and $55,298 in 2016	42,286	53,362
Deferred income tax assets	44,652	50,363
Other assets	1,635	2,541
Total assets	$299,809	$310,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$82,742	$85,022
Accrued liabilities	23,825	22,216
Sales returns liability	29,342	28,373
Accrued wages and wage related expenses	5,649	6,169
Deferred revenue	214	273
Line of credit	16,264	31,307
Current portion of long-term debt, net of deferred loan costs of $65 in 2017 and 2016	6,185	10,484
Total current liabilities	164,221	183,844

Noncurrent portion of long-term debt, net of deferred loan costs of $92 in 2017 and $141 in 2016	9,283	9,623

Total liabilities	173,504	193,467

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized;
34,057 and 33,840 shares issued in 2017 and 2016, respectively	$34	$34
Additional paid-in capital	95,106	92,782
Accumulated other comprehensive loss	(944)	(2,114)
Treasury stock, 6,065 and 5,831 common shares in 2017 and 2016 respectively, at cost	(37,636)	(36,145)
Retained earnings	69,745	62,705

Total stockholders’ equity	126,305	117,262
Total liabilities and stockholders’ equity	$299,809	$310,729

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Net sales	$134,398	$124,662	$342,571	$286,928
Cost of sales	86,006	81,516	229,749	189,180
Gross profit	48,392	43,146	112,822	97,748

Operating expenses:
Advertising and marketing	2,627	3,389	7,703	8,578
Selling, general and administrative	26,720	25,607	78,727	70,243
Loss on disputed mophie purchase price	-	24,317	-	24,317
Transaction costs	96	145	611	2,467
Impairment of intangible asset	-	-	1,959	-
Amortization of long-lived intangibles	3,014	2,398	9,040	9,909
Total operating expenses	32,457	55,856	98,040	115,514

Income (loss) from operations	15,935	(12,710)	14,782	(17,766)

Other income (expense):
Interest expense	(417)	(575)	(1,527)	(1,367)
Other income (expense)	18	(81)	67	(272)
Total other expense	(399)	(656)	(1,460)	(1,639)

Income (loss) before provision for income taxes	15,536	(13,366)	13,322	(19,405)

Income tax (provision) benefit	(5,760)	6,261	(6,281)	7,963

Net income (loss)	$9,776	$(7,105)	$7,041	$(11,442)

Earnings (Loss) per share:
Basic earnings (loss) per share	$0.35	$(0.25)	$0.25	$(0.41)
Diluted earnings (loss) per share	$0.34	$(0.25)	$0.25	$(0.41)

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Net income (loss)	$9,776	$(7,105)	$7,041	$(11,442)

Other comprehenseive income, net of tax:
Foreign currency translation gain	326	57	1,171	92

Total other comprehensive income	326	57	1,171	92

Comprehensive income (loss)	$10,102	$(7,048)	$8,212	$(11,350)

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$7,041	$(11,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,536	3,675
Excess tax benefits related to share-based payments	-	(569)
Depreciation and amortization	16,508	19,108
Loss on disposal of property and equipment	13	-
Deferred income taxes	5,203	(9,512)
Amortization of deferred loan costs	192	141
Impairment of intangible asset	1,959	-
Loss on disputed mophie purchase price	-	24,317
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(12,054)	(10,496)
Inventories	1,636	2,132
Prepaid expenses and other current assets	(104)	500
Income taxes receivable	3,195	12,899
Other assets	918	(227)
Accounts payable	(3,526)	1,981
Accrued liabilities	1,143	1,759
Accrued wages and wage related expenses	(520)	802
Deferred revenue	(59)	-
Sales returns liability	907	(9,152)
Other	(416)	-
Net cash provided by operating activities	24,572	25,916

Cash flows from investing activities
Purchase of property and equipment	(3,792)	(6,135)
Proceeds from disposal of equipment	28	-
Purchase of mophie, net of cash acquired	-	(74,743)
Net cash used in investing activities	(3,764)	(80,878)

Cash flows from financing activities
Payment of debt issuance costs	(157)	(1,144)
Proceeds from revolving credit facility	296,485	230,117
Payments on revolving credit facility	(311,528)	(199,922)
Proceeds from term loan facility	-	25,000
Payments on term loan facility	(4,687)	(3,125)
Purchase of treasury stock	(1,492)	-
Payment of withholdings on restricted stock units	(240)	(621)
Proceeds from exercise of warrants and options	29	54
Excess tax benefits related to share-based payments	-	569
Net cash (used in) provided by financing activities	(21,590)	50,928

Effect of foreign currency exchange rates on cash equivalents	572	(13)

Net decrease in cash and cash equivalents	(210)	(4,047)

Cash and cash equivalents at beginning of the period	11,604	13,002
Cash and cash equivalents at end of the period	$11,394	$8,955

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,361	$1,106
Cash (refunded) during the period for taxes, net	(2,317)	(597)
Cash refunded during the period for mophie taxes, net	-	(11,021)

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Nine Months Ended September 30, 2017:

Purchase of $1,719 in fixed assets financed through accounts payable.

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

ZAGG® Inc and its subsidiaries (“we,” “us,” “our,” “ZAGG,” or the “Company”) are innovation leaders in mobile tech accessories for smartphones and tablets. For over 10 years, ZAGG has developed creative product solutions that enhance and protect mobile devices for consumers around the world. The Company has an award-winning product portfolio that includes screen protection, power cases, power management, wireless charging, personal audio, mobile keyboards, and cases sold under the ZAGG®, InvisibleShield®, mophie®, and IFROGZ® brands.

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

On March 3, 2016, the Company acquired mophie inc. ("mophie"). The results of operations of mophie are included in the Company's results of operations beginning on March 3, 2016. See Note 3 for additional details on the acquisition.

The condensed consolidated financial statements include the accounts of ZAGG Inc and its wholly owned subsidiaries ZAGG International Distribution Limited (“ZAGG International”); Patriot Corporation; ZAGG Intellectual Property Holding Co, Inc. (“ZAGG IP”); ZAGG Retail, Inc; ZAGG Netherlands B.V.; ZAGG Mobile Accessories Australia Pty Ltd; ZAGG Hong Kong Ltd; ZAGG Japan G.K.; ZAGG Singapore Pte. Ltd.; mophie inc.; mophie LLC; mophie Technology Development Co., Ltd; mophie Netherlands Coöperatie U.A.; and mophie Limited. All intercompany transactions and balances have been eliminated in consolidation.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This ASU provides guidance to entities that measure inventory using a method other than last-in, first-out (LIFO) or the retail inventory method. For entities using first-in, first-out (FIFO) or average cost, the measurement principle for their inventory changes from the lower of cost or market to lower of cost and net realizable value. Current U.S. GAAP requires, at each financial statement date, that entities measure inventory at the lower of cost or market. The measurement of market is commonly the current replacement cost. However, entities also need to consider net realizable value and net realizable value less an approximately normal profit margin in their measurement. For entities using a method other than LIFO or the retail inventory method, the ASU replaces market with net realizable value. This ASU requires prospective adoption for inventory measurement for annual and interim periods beginning after December 15, 2016, for public business entities. The Company has concluded that this ASU did not have a material impact on our financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The amendments in the ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The ASU is effective for public business entities for interim and annual periods in fiscal years beginning after December 15, 2016. During the year ended December 31, 2017, the Company adopted the ASU using the retrospective approach resulting in recording deferred tax assets as non-current for current and prior periods presented. This adoption does not impact our results of operations.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplified accounting for share-based payments. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. The new standard contains several amendments that simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. The Company has adopted ASU 2016-09 as of the beginning of the quarter ended March 31, 2017. During the quarter ended March 31, 2017, the Company applied the amendment relating to the recognition of excess tax benefits and deficiencies on a prospective basis and, accordingly, has recognized all excess tax benefits and tax deficiencies as income tax expense or benefit as discrete items resulting in the recognition of income tax expense of $171 for the nine months ended September 30, 2017. The Company has not recorded a cumulative-effect adjustment to retained earnings as of the beginning of the year because all tax benefits had previously been recognized when the tax deductions related to stock compensation were utilized to reduce taxes payable. The Company has elected to apply the amendment related to the presentation of cash flows for excess tax benefits on a prospective basis and no prior periods have been adjusted. The Company’s financial position or results of operations were not impacted by amendments related to the statutory tax withholding requirement and, accordingly, no adjustment has been recorded. The Company will continue to classify cash remitted to the tax authorities as a financing activity as now required by the amendments in the ASU. The ASU permits a policy election to either record forfeitures as they occur or estimate forfeitures consistent with historical U.S. GAAP. The Company has elected to record forfeitures as they occur, which did not have a material impact on our financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses eight classification issues related to the statement of cash flows: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. The ASU is effective for public business entities for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The amendments in the ASU should be applied using a retrospective transition method to each period presented. If it is impracticable for the amendments to be applied retrospectively for some of the issues, the amendments for those issues may be applied prospectively as of the earliest date practicable. The Company has elected to early adopt this standard in the current quarter ended September 30, 2017, and will apply this standard to any classification issues that occur in future periods as none exist in the current reportable period.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company will adopt this standard in the first quarter of 2018. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company has elected to early adopt this standard in the current quarter ended September 30, 2017, and if in future periods restricted cash exists at the Company, this standard will be applied as none exist in the current reportable period.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. All entities may early adopt the standard for goodwill impairment tests with measurement dates after January 1, 2017. The Company has elected to early adopt this standard and will perform its annual goodwill impairment assessment in the fourth quarter of 2017. The adoption of this standard is not expected to have a material impact to our financial position or results of operations.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718),” which clarifies what constitutes a modification of a share-based payment award. This ASU is effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company has elected to early adopt this ASU in the current quarter ended September 30, 2017, and will apply any stock compensation modifications that occur in future periods as none exist in the current reportable period.

(2)	INVENTORIES

At September 30, 2017, and December 31, 2016, inventories consisted of the following:

	September 30, 2017	December 31, 2016
Finished goods	$71,557	$72,490
Raw materials	448	279
Total inventories	$72,005	$72,769

Included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at September 30, 2017, and December 31, 2016, of $1,333 and $437, respectively.

(3)	ACQUISITION OF MOPHIE

On February 2, 2016, ZAGG and ZM Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with mophie, a California corporation, the principal shareholders of mophie named therein (the “Principal Shareholders”), and Daniel Huang as representative of the mophie shareholders, warrant holders, and option holders, pursuant to which ZM Acquisition, Inc. agreed to merge with and into mophie, with mophie continuing as the surviving corporation (the “Merger”). On March 3, 2016, the Company completed the Merger.

Results of Operations

The results of operations of mophie are included in the Company’s results of operations beginning on March 3, 2016. For the period of March 3, 2016, through September 30, 2016, mophie generated net sales of $79,390 and a net loss before tax of $17,030.

Pro forma Results from Operations

The following unaudited pro-forma results of operations for the nine months ended September 30, 2016, give pro forma effect as if the acquisition had occurred at the beginning of the period presented, after giving effect to certain adjustments including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their values at the date of purchase.

Nine months ended September 30, 2016
Net sales	$304,254
Net loss	$(15,432)
Basic loss per share	$(0.55)
Diluted loss per share	$(0.55)

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

For the nine months ended September 30, 2016, pro forma net loss includes projected amortization expense of $5,076. In addition, the Company included interest from the new credit facility and amortization of debt issuance costs for the nine months ended September 30, 2016, of $1,508. Material non-recurring adjustments excluded from the pro forma financial information above consists of the $2,586 step up of mophie inventory to its fair value, which was recorded as an unfavorable adjustment to cost of goods sold during the nine months following the acquisition date.

The unaudited pro forma results do not reflect events that either have occurred or may occur after the Merger, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods.

(4)	GOODWILL AND INTANGIBLE ASSETS

Goodwill

There were no additions to nor impairment of goodwill for the three or nine months ended September 30, 2017. The balance of goodwill as of September 30, 2017, was $12,272.

Long-lived Intangible Assets

The following table summarizes the changes in gross long-lived intangible assets:

Gross balance at December 31, 2016	$108,659
Impairment loss on patent	(2,777)
Gross balance at September 30, 2017	$105,882

On April 11, 2017, the Company received a final court order stating that the claims of one of its patents were either unpatentable or cancelled. Accordingly, management determined that the patent’s carrying value was not recoverable through future cash flows and was impaired as of March 31, 2017. Consequently, for the nine months period ended September 30, 2017, the Company recorded an impairment loss consisting of a reduction of gross carrying amount of $2,777, accumulated amortization of $818, and net carrying value of $1,959 to reduce the net carrying value of the cancelled patent to $0.

Long-lived intangible assets, net of amortization as of September 30, 2017, and December 31, 2016, were as follows:

	September 30, 2017	December 31, 2016

Customer relationships	$10,597	$14,612
Tradenames	18,767	21,506
Patents and technology	11,680	15,727
Non-compete agreements	1,227	1,497
Other	15	20
Total amortizable intangible assets	$42,286	$53,362

The total weighted average useful lives of amortizable intangible assets as of September 30, 2017, and December 31, 2016, is 8.2 years.

(5)	INCOME TAXES

For interim periods, the tax provision is determined utilizing an estimate of the Company’s annual effective tax rate adjusted for discrete items, if any. The Company’s effective tax rate for the three months ended September 30, 2017, and 2016, was 37% and 47%, respectively. The Company’s effective tax for the nine months ended September 30, 2017, and 2016, was 47% and 41%, respectively. The change in the effective tax rate for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was primarily due to losses from foreign jurisdictions for which income tax benefits were not recognized as well the ratio of credits and other permanent differences to pre-tax book income and loss for respective periods. The change in the effective tax rate for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily due to various discrete expenses recognized during the period related to the true up of a deferred amount for stock compensation and other discrete items related to the return to provision calculation. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 35%, due to state taxes, permanent items, and the Company’s global tax strategy.

(6)	FAIR VALUE MEASURES

Fair Value of Financial Instruments

At September 30, 2017, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a line of credit, and a term loan. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these financial instruments. The carrying value of the debt balances approximate fair value because the variable interest rates reflect current market rates.

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

Level 3 — Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions.

At September 30, 2017, and December 31, 2016, the following assets were measured at fair value on a recurring basis using the level of inputs shown:

	Fair Value Measurements Using:
	September 30, 2017	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$5	$5	—	—

	Fair Value Measurements Using:
	December 31, 2016	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Money market funds included in cash equivalents	$5	$5	—	—

(7)	DEBT AND LINE OF CREDIT

Long-term debt, net as of September 30, 2017, and December 31, 2016, was as follows:

	September 30, 2017	December 31, 2016
Line of credit	$16,264	$31,307
Term loan	15,468	20,107
Total debt outstanding	31,732	51,414
Less current portion	22,449	41,791
Total long-term debt outstanding	$9,283	$9,623

On July 17, 2017, ZAGG Inc, KeyBank National Association (“KeyBank”), Zions First National Bank (“Zions Bank”), and JPMorgan Chase Bank, N.A. (collectively, the “Lenders”), and KeyBank, as the administrative agent for the Lenders, entered into a Third Amendment Agreement (“Amendment”), which amends the original Credit and Security Agreement dated as of March 3, 2016, by and among the Company and the Lenders. The Amendment includes the following revisions to the original Credit Agreement:

●	Increased the Maximum Revolving Amount, as defined in the Credit Agreement, from $85,000 to:
○	$135,000 from July 17, 2017, to December 31, 2017;
○	$110,000 from January 1, 2018, to May 31, 2018; and
○	$100,000 from June 1, 2018, forward.
●	Expanded Permitted Foreign Subsidiary Loans, Guaranties and Investments, as defined in the Credit Agreement, to include:
○	A $2,000 loan dated April 5, 2017, from the Company to ZAGG International Distribution Limited; and
○	Any other loan or investment by the Company or any domestic subsidiary of the Company in or to, or guaranty of indebtedness of, any foreign subsidiary of the Company for the period July 17, 2017, to March 31, 2018, in an aggregate amount not to exceed $8,000.
●	Increased the Letter of Credit Commitment, as defined in the Credit Agreement, from $7,500 to an aggregate amount of $40,000.
●	Increased the Borrowing Base, as defined in the Credit Agreement, on a seasonal basis between August 1, 2017, and September 30, 2017, by $15,000, which seasonal increase to the Borrowing Base was subsequently extended by the Lenders to October 31, 2017.

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

Effective September 4, 2017, the Company directed KeyBank to establish an irrevocable standby letter of credit (“Letter of Credit”) to support purchases of inventory from a key supplier. The Credit Agreement requires that the face value of the Letter of Credit reduce the Borrowing Base under the existing Line of Credit.

From September 4, 2017, through September 17, 2017, the face value amount of the Letter of Credit was $10,000. From September 18, 2017, through February 28, 2018 (the end of the contractual period), the face value was increased to $25,000. The Company agreed to pay interest at an annual rate of 1.625% calculated on the face value amount and paid quarterly, which interest is classified in interest expense on the condensed consolidated statement of operations. Fees incurred associated with the Letter of Credit as of September 30, 2017, are $157. No draws on the Letter of Credit occurred as of September 30, 2017.

(8)	STOCK-BASED COMPENSATION

During the three and nine months ended September 30, 2017, the Company granted 45 and 479 restricted stock units, respectively. During the three and nine months ended September 30, 2016, the Company granted 163 and 876 restricted stock units, respectively. The restricted stock units granted during the three and nine months ended September 30, 2017, were estimated to have a weighted-average fair value per share of $8.65 and $6.77, respectively. The restricted stock units granted during the three and nine months ended September 30, 2016, were estimated to have a weighted-average fair value per share of $6.41 and $8.17, respectively. The fair value of the restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock units vest annually on a straight-line basis over a nine-month (annual board of directors’ grant) to three-year vesting term, depending on the terms of the individual grant.

As part of the 479 and 876 grants discussed above, during the nine months ended September 30, 2017, and 2016, the Company granted 372 and 575 restricted stock units, respectively, to certain executives and employees of the Company where vesting is linked to specific performance criterion. The restricted stock units granted in 2017 and 2016 only vest upon the Company’s achievement of specified thresholds of net sales, Adjusted EBITDA, or specific goals for the individual executive. As of September 30, 2017, the Company believes it is probable that it will achieve the targets for all restricted stock units granted in the nine months ended September 30, 2017. Of the 575 restricted stock units granted in the nine months ending September 30, 2016, 42 shares vested and 307 shares were forfeited, and 226 have not yet vested or been forfeited.

The estimated fair value of the restricted stock units is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three and nine months ended September 30, 2017, the Company recorded stock-based compensation expense related to restricted stock units of $899 and $2,536, respectively, which is included as a component of selling, general, and administrative expense. During the three and nine months ended September 30, 2016, the Company recorded stock-based compensation expense related to restricted stock units of $1,384 and $3,675, respectively, which is included as a component of selling, general, and administrative expense.

During the nine months ended September 30, 2017, and 2016, certain ZAGG employees elected to receive a net amount of shares upon the vesting of restricted stock unit grants in exchange for the Company paying up to the maximum statutory withholding amount of the employees’ tax liabilities for the fair value of the award on the vesting date. This resulted in the Company paying $240 and $621, respectively, which is reflected as a reduction of additional paid-in capital. We also recognized an increase of additional paid-in capital related to the employee stock purchase plan of $29 and $54, respectively, for the nine months ended September 30, 2017, and 2016.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the three and nine months ended September 30, 2017, and 2016:

	Three months ended
	September 30, 2017	September 30, 2016
Net income (loss)	$9,776	$(7,105)
Weighted average shares outstanding:
Basic	27,969	28,125
Dilutive effect of restricted stock units and warrants	412	—
Diluted	28,381	28,125
Earnings (loss) per share:
Basic	$0.35	$(0.25)
Diluted	$0.34	$(0.25)

	Nine months ended
	September 30, 2017	September 30, 2016
Net income (loss)	$7,041	$(11,442)
Weighted average shares outstanding:
Basic	27,996	27,987
Dilutive effect of restricted stock units and warrants	233	—
Diluted	28,229	27,987
Earnings (loss) per share:
Basic	$0.25	$(0.41)
Diluted	$0.25	$(0.41)

For the three and nine months ended September 30, 2017, there were no restricted stock units excluded from the calculation of diluted earnings per share. For the three and nine months ended September 30, 2016, 1,001 restricted stock units and 50 warrants to purchase shares of common stock were not considered in calculating diluted earnings per share as their effect would have been anti-dilutive.

(10)	TREASURY STOCK

For the three and nine months ended September 30, 2017, the Company purchased 0 and 234 shares of ZAGG Inc common stock, respectively. Cash consideration paid for the purchase of ZAGG Inc common stock for the nine months ended September 30, 2017, was $1,492, which included commissions paid to brokers of $9. For the nine months ended September 30, 2017, the weighted average price per share was $6.32. The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.

For the three and nine months ended September 30, 2016, no purchases of treasury stock occurred.

(11)	COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases office and warehouse space, office equipment, and mall cart locations under operating leases that expire through 2023. Future minimum rental payments required under the operating leases at September 30, 2017, were as follows:

Remaining 2017	$722
2018	2,058
2019	1,588
2020	1,532
2021	1,458
Thereafter	2,596
Total	$9,954

For the three months ended September 30, 2017, and 2016, rent expense was $736 and $793, respectively. For the nine months ended September 30, 2017, and 2016, rent expense was $2,179 and $2,450, respectively. Rent expense was recognized on a basis which approximates straight-line over the lease term and was recorded as a component of selling, general and administrative expense on the condensed consolidated statement of operations.

Commercial Litigation

Daniel Huang, individually and as shareholder representative v. ZAGG Inc, Court of Chancery of the State of Delaware, C.A. No. 12842 (the “Huang Delaware Lawsuit”). On October 21, 2016, Daniel Huang, as the representative of the former mophie inc. shareholders, under the Merger Agreement as disclosed in Note 3, filed the Huang Delaware Lawsuit alleging that the Company breached the Merger Agreement by failing to pay certain contingent payments (the “Contingent Payments”) related to tax refunds and customs duty recoveries and seeking damages in an amount no less than $11,420. On December 16, 2016, the Company filed an Answer and Counterclaims in the lawsuit. In its Answer, the Company acknowledged its obligation under the Merger Agreement to make the Contingent Payments under certain circumstances, but averred that this obligation was subject to a right to withhold the tax refunds and customs duty recoveries received to date and, subject to the Court’s ruling on the Company’s Counterclaims, subsequently set-off its damages against the Contingent Payments. In its Answer, the Company denied that any payments were due at that time or that it was in breach of any provision of the Merger Agreement. Regarding the Counterclaims, after the closing of the merger, ZAGG discovered breaches of certain representations, warranties and covenants made by Huang and mophie that have resulted in damages exceeding $22,000.

On October 31, 2017, the Company and Daniel Huang as the representative of the former mophie inc. shareholders, entered into a settlement agreement (“Delaware Settlement Agreement”). The Delaware Settlement Agreement provides for a mutual general release of all claims asserted in Huang Delaware Lawsuit and that (1) the Company will receive the $2,000 in cash held in escrow in connection with the Merger Agreement, (2) the former mophie shareholders will receive $8,000 of the Contingent Payments in full settlement (“Settlement Amount”) of all claims asserted against the Company in the Huang Delaware Lawsuit, and (3) the Company will retain the remaining Contingent Payments. The difference between the Contingent Payments recorded in purchase accounting and Settlement Amount will be recorded as a gain on disputed mophie purchase price during the fourth quarter of 2017:

Contingent payments recorded in purchase accounting	$12,139
Cash collected from duty recoveries	$2,828
Total contingent payments in accrued liabilities	$14,967
Settlement amount	$8,000
Gain on disputed mophie purchase price	$6,967

ZAGG Inc et al. v. Daniel Huang et al., Orange County Superior Court, State of California, Civil No. 30-2016-00892767-CU-BC-CJC (the “Huang California Lawsuit”). On December 15, 2016, ZAGG and mophie filed a complaint against Daniel Huang and Immotor, LLC (“Immotor”). The complaint alleged that Huang and the company he founded, Immotor, misappropriated confidential information belonging to mophie while Huang was serving as an officer and director of mophie.

On October 31, 2017, the Company, mophie, Immotor and Daniel Huang entered into a settlement agreement (“California Settlement Agreement”). The California Settlement Agreement provides for a mutual general release of all claims asserted in the Huang California Lawsuit and of other claims asserted by Huang against the Company and mophie and that Huang would receive a non-exclusive license for certain power management technology for use solely in connection with two-wheeled vehicles.

The Company continues to retain rights under a representations and warranties insurance policy obtained at the time of the acquisition of mophie to seek reimbursement for payments of third party claims or to recover losses relating to breaches of mophie’s representations and warranties, except in respect of the claims released in connection the dismissal of the Huang Delaware Lawsuit and the Huang California Lawsuit.

Eric Stotz and Alan Charles v. mophie inc., U.S. District Court, Central District of California, Civil Action No. 2:16-cv-08898-GW-FFM. On January 13, 2017, Eric Stotz and Alan Charles, individually and on behalf of a purported class, filed a first amended class action complaint alleging that they purchased certain mophie external battery packs and that the battery packs did not extend the life of the phones’ internal batteries as advertised and adversely affected the phones’ internal battery life. Plaintiffs allege violations of California’s unfair competition law, California’s Consumer Legal Remedies Act, New York’s unlawful deceptive acts and practices statute, and New York’s false advertising law. The Company has denied all liability and will defend the claims and otherwise respond to the allegations. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

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

Other Litigation

The Company is not a party to any other material litigation or claims at this time. While the Company currently believes that the amount of any ultimate probable loss for known matters would not be material to the Company’s financial condition, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome for any of the litigation or claims noted above, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular period.

The Company establishes reserves when a particular contingency is probable and estimable. The Company has not accrued for any loss at September 30, 2017, in the condensed consolidated financial statements as the Company does not consider a loss to be probable or estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

(12)	CONCENTRATIONS

Concentration of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in cash accounts for the three and nine months ended September 30, 2017.

At September 30, 2017, and December 31, 2016, the balance of accounts receivable from two separate customers exceeded 10%: Superior Communications, Inc. (“Superior”) and Best Buy Co., Inc. (“Best Buy”). GENCO Distribution Systems, Inc. (“GENCO”) also exceeded 10% of accounts receivable as of December 31, 2016, but not as of September 30, 2017.

	September 30, 2017	December 31, 2016
Superior	39%	32%
Best Buy	16%	22%
GENCO	7%	10%

No other customer account balances were more than 10% of accounts receivable at September 30, 2017, or December 31, 2016. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of suppliers

We do not directly manufacture any of our products; rather, we employ various third-party manufacturing partners in the United States and Asia to perform these services on our behalf. The services employed by these third parties include the selection of sub-suppliers that provide raw materials and other components used in the manufacturing process. We have endeavored to use common components and readily available raw materials in the design of our products that can be sourced from multiple sub-suppliers. However, raw film used in our InvisibleShield film and InvisibleShield On-Demand (“ISOD”) products has been produced by a single supplier for the last nine years. Our film supplier has contractually agreed to not sell the raw materials to any of our competitors.

Below is a high-level summary by product category of the manufacturing sources used by the Company:

●

Screen Protection – Our screen product line consists of InvisibleShield glass products, InvisibleShield film products, and ISOD film blanks. Our InvisibleShield glass products are sourced from factories in Asia with protective glass expertise, each of which uses a number of sub-suppliers for raw materials and other components. Our InvisibleShield film and ISOD products are sourced through our third-party logistics partner, who purchases the raw film inventory from a single supplier (as discussed above).

●	Battery Cases and Power Management – Our battery case and power management product lines each consist of power products that are designed to provide on-the-go power for tablets, smartphones, MP3 players, cameras, and virtually all other electronic mobile devices. Our power products are sourced from factories in Asia with battery expertise, each of which uses a number of sub-suppliers for raw materials and other components.
●	Audio – Our audio product line consists of earbuds and headphones that are designed to be compatible with virtually all electronic mobile devices. Our audio products are sourced from factories in Asia with audio expertise, each of which uses a number of sub-suppliers for raw materials and other components.
●	Keyboards – Our keyboard product line consists of (1) device-specific keyboards designed to fit individual tablets produced by original equipment manufacturers and (2) keyboards that are designed to be device agnostic and can be used on virtually any mobile device. Our keyboard products are sourced from factories in Asia with keyboard expertise, each of which uses a number of sub-suppliers for raw materials and other components.

Our product and operations teams work closely with suppliers from initial product development and throughout the manufacturing process to ensure that (1) the supplier understands and will build according to product specifications, (2) appropriate quality is maintained for the finished goods and for all sub-components, and (3) the supplier can meet our supply needs.

Concentration of net sales

For the three months ended September 30, 2017, and 2016, Superior and Best Buy were our largest customers, each of which accounted for over 10% of net sales, as follows:

	Three months ended September 30, 2017	Three months ended September 30, 2016
Superior	32%	30%
Best Buy	12%	10%

For the nine months ended September 30, 2017, and 2016, Superior and Best Buy were our largest customers, each of which accounted for over 10% of net sales, as follows:

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Superior	31%	27%
Best Buy	10%	10%

For the nine months ended September 30, 2017, and 2016, no other customers accounted for greater than 10% of net sales.

Although we have contracts in place governing our relationships with customers, the contracts are not long-term and all our retailers generally purchase from us on a purchase order basis. As a result, these retailers generally may, with little or no notice or penalty, cease ordering and selling our products, or materially reduce their orders. If any of these retailers cease selling our products, slow their rate of purchase of our products, or decrease the number of products they purchase, our results of operations could be adversely affected.

The percentage of net sales by geographic region for the three months ended September 30, 2017, and 2016, was approximately:

	Three months ended September 30, 2017	Three months ended September 30, 2016
United States	85%	87%
Europe	9%	8%
Other	6%	5%

The percentage of net sales by geographic region for the nine months ended September 30, 2017, and 2016, was approximately:

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
United States	86%	89%
Europe	8%	7%
Other	6%	4%

(13)	SEGMENT REPORTING

As of June 30, 2017, the Company reported financial information on the following reportable segments: ZAGG and mophie. During the third quarter of 2017, management completed the consolidation of a number of ZAGG/mophie processes and functions, including the merging of the mophie enterprise resource planning (“ERP”) system into ZAGG’s ERP system. In addition, the executive team and related responsibilities were re-aligned such that global functional teams are directly managed by an executive from the corporate headquarters. These merged functional areas include the following: sales, marketing, product management, product development, operations, customer service, accounting, finance, legal, human resources, and IT.

In addition, as the Company has continued to evolve as a mobile lifestyle company, the information regularly reviewed by the chief operating decision maker is at the consolidated level, including sales and budget reviews.

Due to the changes described above, management reassessed its reportable segments during the third quarter of 2017, and concluded that the Company is a single reportable segment.

(14)	SUBSEQUENT EVENTS

Certain settlements around litigation occurred subsequent to September 30, 2017, involving the Huang Delaware Lawsuit and the Huang California Lawsuit. Refer to Note 11 above for information regarding these settlements.

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

Our Business

ZAGG is an innovation leader in mobile tech accessories for smartphones and tablets. The Company is committed to enhance every aspect of performance, productivity and durability in mobile devices with creative product solutions. ZAGG was created from the concept of applying a clear film originally designed to protect military-helicopter blades in harsh desert conditions to protect consumers’ mobile devices. Mobile devices are essential to modern living and ZAGG’s mission is to ensure better performance in the real world.

In addition to its home-grown brands, ZAGG has created a platform to combine category-creating and innovative brands that address specific consumer needs to empower a mobile lifestyle. The Company has an award-winning product portfolio that includes screen protection, power cases, power management, wireless charging, personal audio, mobile keyboards, and cases sold under the ZAGG, InvisibleShield, mophie, and IFROGZ brands.

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
Continuous Improvement
Performance
Sense of Urgency

The corporate objectives are intended to align the Company’s functional teams’ goals and execution. Every ZAGG employee is trained to understand his or her role in executing to these objectives. Each core value acts as a key component in working toward ZAGG’s corporate objectives of providing creative product solutions, executing targeted global distribution, achieving operational excellence, and being the preferred brand for its customers.

Our Products

InvisibleShield Products

InvisibleShield products are designed to provide premium, lifetime protection for mobile device screens against shattering or scratching through military-grade solutions. Our products are designed to provide peace of mind by enabling consumers to fearlessly enjoy their mobile devices and never experience the inconvenience of a shattered screen.

InvisibleShield is focused on producing industry-leading screen and device protection. Our protective film and glass products offer consumers a wide array of protection types and features, all with a lifetime warranty.

Our InvisibleShield films were originally developed to protect the leading edge of rotary blades on military helicopters. Through constant innovation, we continue to formulate new films that are designed to offer the highest standards in self-healing scratch and impact protection. We also continue to drive innovation around simplifying the customer application experience like we’ve done with our EZ Apply® tabs, which are designed to help users align and apply InvisibleShield products. We also provide custom-fit screen protection for thousands of device types through our automated InvisibleShield On Demand (“ISOD”) solution. With ISOD, retailers can supply consumers with screen protection for nearly any device model, all without having to hold excess inventory.

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

mophie Products

mophie is a leading battery case and mobile power brand with award-winning products designed to liberate mobile users from the limitations of mobile devices by providing more time to rock, talk, watch, game, surf, save, and send. Notably, the original juice pack® is designed to provide device-specific protection as well as additional battery power to many of the most popular mobile phones. mophie products are recognized for style and engineered for performance, providing a seamless integration of hardware, software, and design.

The mophie ecosystem of mobile accessories is designed to provide both power and protection for virtually any mobile device. With groundbreaking battery cases, including extra data storage options, universal batteries, cables, adapters, and docks, mophie products represent innovation at the forefront of design and development.

During the third quarter of 2017, mophie launched an innovative new universal wireless charging pad that is designed to provide an optimized charging experience for the iPhone 8, iPhone 8 Plus and iPhone X; the mophie charging pad also includes latest Qi wireless technology for universal compatibility.

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

Our ZAGG products are designed to feature cutting-edge design and innovation to provide portability, style, and productivity that can keep up with even the most active mobile users. We believe that with the right mobile accessories, no one ever has to feel tethered or held back.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the critical accounting policies or estimates previously disclosed in that report.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 1 “Nature of Operations and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2017, AND 2016 (amounts in thousands, except per share data)

Net sales

Net sales for the three months ended September 30, 2017, were $134,398 compared to net sales of $124,662 for the three months ended September 30, 2016, an increase of $9,736, or approximately 8%. The increase in net sales comparing the three months ended September 30, 2017, to 2016 was primarily attributable to (1) increased sales of screen protection products in key wireless and retail accounts, particularly in international markets, and (2) the launch of the mophie wireless charging pad. During the third quarter of 2016, the Company launched a new line of power station products and loaded-in a significant amount of product to retail, however, there was no similar power station launch in the third quarter of 2017, resulting in a decline in overall power management sales.

The percentage of net sales related to our key product lines for the three months ended September 30, 2017, and 2016, was approximately:

	2017	2016
Screen Protection	57%	52%
Power Management	19%	22%
Power Cases	12%	12%
Audio	6%	6%
Keyboards	5%	6%
Other	1%	2%

The percentage of net sales related to our key distribution channels for the three months ended September 30, 2017, and 2016, was approximately:

	2017	2016
Indirect channel	90%	90%
Website	7%	7%
Mall cart and kiosk program	3%	3%

The percentage of net sales by geographic region for the three months ended September 30, 2017, and 2016, was approximately:

	2017	2016
United States	85%	87%
Europe	9%	8%
Other	6%	5%

Gross profit

Gross profit for the three months ended September 30, 2017, was $48,392, or approximately 36% of net sales, as compared to $43,146, or approximately 35% of net sales for the three months ended September 30, 2016. Typically, the Company experiences higher gross profit margin in periods when the mix of screen protection products increases. The mix of screen protection products increased during the three months ended September 30, 2017, to approximately 57% of net sales compared to approximately 52% of net sales during the three months ended September 30, 2016, benefiting overall gross profit margin.

Operating expenses

Total operating expenses for the three months ended September 30, 2017, were $32,457, a decrease of $23,399, or approximately 42%, from total operating expenses for the three months ended September 30, 2016, of $55,856. The $23,399 decrease was primarily attributable to (1) a $24,317 loss on disputed mophie purchase price in 2016 that did not recur in 2017, and (2) a reduction in advertising and marketing spend. These reductions in operating expense were partially offset by an increase in selling, general and administrative expense of $1,113 and amortization expense of $616.

Income (loss) from operations

We reported income from operations of $15,935 for the three months ended September 30, 2017, compared to a loss from operations of ($12,710) for the three months ended September 30, 2016, an increase of $28,645. The increase in income was primarily attributable to the increases in net sales, improvements in gross profit margin, and the reduction of operating expenses primarily due to a $24,317 loss on disputed mophie purchase price in 2016.

Other expense, net

For the three months ended September 30, 2017, other expense was $399 compared to other expense of $656 for the three months ended September 30, 2016.

Income taxes

We recognized income tax expense of $5,760 for the three months ended September 30, 2017, compared to an income tax benefit of $6,261 for the three months ended September 30, 2016. Our effective tax rate was 37% and 47% for the three months ended September 30, 2017, and 2016, respectively. The decrease in the effective tax rate was due to income in lower rate foreign jurisdictions in which the Company experienced losses in the prior year for which benefits were not recognized as well the ratio of credits and other permanent differences to pre-tax book income. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 35%, due to state taxes, permanent items, and the Company’s global tax strategy.

Net income (loss)

As a result of the factors noted above, we reported net income of $9,776, or $0.34 per diluted share, for the three months ended September 30, 2017, compared to a net loss of ($7,105), or ($0.25) per share, for the three months ended September 30, 2016.

NINE MONTHS ENDED SEPTEMBER 30, 2017, AND 2016 (amounts in thousands, except per share data)

Net sales

Net sales for the nine months ended September 30, 2017, were $342,571 compared to net sales of $286,928 for the nine months ended September 30, 2016, an increase of $55,643, or approximately 19%. The increase in net sales comparing the nine months ended September 30, 2017, to 2016 was primarily attributable to (1) increased sales of screen protection for new device releases during the current year, and (2) higher sales of power management and power case products. Results for the nine months ended September 30, 2017, also include nine months of mophie sales compared to only seven months in 2016 as the acquisition occurred on March 3, 2016.

The percentage of net sales related to our key product lines for the nine months ended September 30, 2017, and 2016, was approximately:

	2017	2016
Screen Protection	52%	53%
Power Cases	18%	15%
Power Management	18%	15%
Keyboards	6%	9%
Audio	6%	7%
Other	0%	1%

The percentage of net sales related to our key distribution channels for the nine months ended September 30, 2017, and 2016, was approximately:

	2017	2016
Indirect channel	89%	88%
Website	8%	8%
Mall cart and kiosk program	3%	4%

The percentage of net sales by geographic region for the nine months ended September 30, 2017, and 2016, was approximately:

	2017	2016
United States	86%	89%
Europe	8%	7%
Other	6%	4%

Gross profit

Gross profit for the nine months ended September 30, 2017, was $112,822, or approximately 33% of net sales, as compared to $97,748, or approximately 34% of net sales for the nine months ended September 30, 2016. The decrease in the gross profit margin percentage was primarily attributable to (1) a full nine months of mophie operations in 2017, compared to only seven months of mophie operations in 2016, which are at lower gross profit margins than the corporate average, and (2) lower gross profit margin on curved glass for the Samsung Galaxy S8, compared to historical gross margins on non-curved glass products. These items were partially offset by amortization expense from the acquisition-related fair value inventory write-up in 2016, which did not recur in 2017.

Operating expenses

Total operating expenses for the nine months ended September 30, 2017, were $98,040, a decrease of $17,474, or approximately 15%, from total operating expenses for the nine months ended September 30, 2016, of $115,514. The decrease in operating expenses was primarily attributable to (1) a $24,317 loss on disputed mophie purchase price in 2016 that did not recur in 2017, (2) synergies realized from cost reduction initiatives, (3) a reduction in transaction-related costs, (4) a reduction in advertising and marketing spend, and (5) an overall reduction in amortization expense. These decreases were partially offset by the following increases in operating expense: (1) the inclusion of nine months of mophie-related expenses for 2017 compared with seven months in 2016 and (2) the impairment of an intangible asset in 2017 related to an invalidated patent totaling $1,959.

Income (loss) from operations

We reported income from operations of $14,782 for the nine months ended September 30, 2017, compared to a loss from operations of ($17,766) for the nine months ended September 30, 2016, an increase of $32,548. The increase in income from operations was primarily attributable to increases in net sales and gross profit, and a decrease in operating expenses primarily due to a $24,317 loss on disputed mophie purchase price in 2016.

Other expense, net

For the nine months ended September 30, 2017, other expense was $1,460 compared to other expense of $1,639 for the nine months ended September 30, 2016.

Income taxes

We recognized income tax expense of $6,281 for the nine months ended September 30, 2017, compared to an income tax benefit of $7,963 for the nine months ended September 30, 2016. Our effective tax rate was 47% and 41% for the nine months ended September 30, 2017, and 2016, respectively. The increase in the effective tax rate was primarily due to various discrete expenses recognized during the period related to the true up of a deferred amount for stock compensation and other discrete items related to the return to provision calculation. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 35%, due to state taxes, permanent items, and the Company’s global tax strategy.

Net income (loss)

As a result of the factors noted above, we reported net income of $7,041, or $0.25 per diluted share, for the nine months ended September 30, 2017, compared to a net loss of ($11,442), or ($0.41) per share, for the nine months ended September 30, 2016.

Liquidity and Capital Resources (in thousands)

At September 30, 2017, our principal sources of liquidity were cash provided by operations, cash on hand, and the revolving credit facility. Our principal uses of cash have been cash used to reduce accounts payable balances, purchase of property and make payments on the term and revolving credit facilities.

Cash and cash equivalents on-hand decreased to $11,394 on September 30, 2017, from $11,604 on December 31, 2016, a decrease of $210. Earnings from foreign operations are considered permanently re-invested and of the $11,394 cash balance on September 30, 2017, cash from foreign entities totaled $8,735, which constitutes 77% of the total cash and cash equivalents balance.

Accounts receivable, net of allowances, increased to $96,830 on September 30, 2017, from $83,835 on December 31, 2016, an increase of $12,995. The increase was primarily attributable to increased sales in 2017 partially offset by strong cash collections during the first nine months of 2017.

Inventories decreased to $72,005 on September 30, 2017, from $72,769 on December 31, 2016, a decrease of $764. The net decrease was primarily attributable to improved supply chain and inventory purchasing processes, offset by inventory purchases at the end of the third quarter to meet fourth quarter demand for new product launches.

Accounts payable decreased to $82,742 on September 30, 2017, from $85,022 on December 31, 2016, a decrease of $2,280. The decrease was primarily attributable to timing of payments to suppliers at each respective period-end.

At September 30, 2017, the Company had a positive working capital of $19,677 compared to negative working capital of ($9,408) as of December 31, 2016. The increase in the working capital position was primarily attributable to reductions in accounts payable and the line of credit, and an increase in accounts receivable.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, the principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As a result of the material weakness related to a material overstatement of net sales and accounts receivable as of and for the year ended December 31, 2016, which was corrected by management prior to issuance of the 2016 consolidated financial statements in the Company’s Annual Report on Form 10-K, management has completed the following changes to its internal controls during the nine months ended September 30, 2017:

●	Conducted training regarding the design and operation of controls with those responsible for performing and reviewing the process level control activities over revenue, accounts receivable and in transit inventory.
●	Enhanced review controls over revenue, accounts receivable, and inventory.
●	Tasked the ZAGG operations team to identify information technology solutions that streamline the process for tracking and reporting orders shipped from China directly to customers.
●	Enhanced the risk assessment process to consider significant changes in the business operations and the associated impact on financial reporting and internal controls

Management has assessed the above identified changes to its internal control over financial reporting to ensure that the changes have been properly designed and implemented and are operating effectively. The assessment performed has allowed management to conclude that the material weakness at December 31, 2016 has been remediated. The process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

ZAGG INC

Date: November 2, 2017	/s/ RANDALL L. HALES
Randall L. Hales,
Chief Executive Officer, President, & Director
(Principal executive officer)

Date: November 2, 2017	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday,
Chief Financial Officer
(Principal financial officer)

