Form 10-K
period 2017-12-31
ZAGG Inc
filed 2018-03-15
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34528

ZAGG INC

Delaware	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

910 West Legacy Center Drive, Suite 500, Midvale, Utah	84047
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (801) 263-0699
Securities registered under 12(b) of the Exchange Act:

Common Stock, $.001 par value	The NASDAQ Stock Market LLC
(Title of Class)	(Name of exchange on which registered)

Securities registered under 12 (g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 2 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☒ Accelerated Filer
☐ Non-accelerated Filer (do not check if a smaller reporting company)	☐ Smaller Reporting Company
☐ Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Based on the closing sales price of the voting and non-voting common equity held by non-affiliates as of June 30, 2017, the last business day of the Registrant's second fiscal quarter, the aggregate market value on the NASDAQ Stock Market of the voting and non-voting common equity held by non-affiliates was approximately $198,214,975. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.
The number of shares of the Registrant’s common stock outstanding as of February 28, 2018, was 28,224,073.
Documents incorporated by reference. Portions of the Registrant's Definitive Proxy Statement for the Registrant's 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the Registrant's fiscal year end.

ZAGG INC
Fiscal year ended December 31, 2017
Form 10-K

PART I
Special Note Regarding Forward-Looking Statements
Information included or incorporated by reference in this report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements. In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.
Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. The URL is included here as an inactive textual reference.
We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

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
In addition to its home-grown brands, ZAGG has created a platform to combine category-creating and innovative brands that address specific consumer needs to empower a mobile lifestyle. The Company has an award-winning product portfolio that includes screen protection, power cases, power management, wireless charging, personal audio, mobile keyboards, and cases sold under the ZAGG, InvisibleShield®, mophie®, and IFROGZ® brands.
We maintain our corporate headquarters at 910 West Legacy Center Drive, Suite 500, Midvale, Utah, 84047. The telephone number of the Company is 801-263-0699. Our website addresses are www.ZAGG.com and www.mophie.com. The URLs are included here as inactive textual references. Information contained on, or accessible through, our websites is not a part of, and is not incorporated by reference into this report.

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
InvisibleShield is focused on producing industry-leading screen and device protection. Our protective film and glass products offer consumers a wide array of protection types and features, all with a limited lifetime warranty.
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

mophie Products
mophie is a leading battery case, mobile power, and wireless charging brand with award-winning products designed to liberate mobile users from the limitations of mobile devices by providing more time to rock, talk, watch, game, surf, save, and send. Notably, the original juice pack® is designed to provide device-specific protection as well as additional battery power to many of the most popular mobile phones. mophie products are recognized for style and engineered for performance, providing a seamless integration of hardware, software, and design.
The mophie ecosystem of mobile accessories is designed to provide both power and protection for virtually any mobile device. With groundbreaking battery cases, including extra data storage options, wireless charging, universal batteries, cables, adapters, and docks, mophie products represent innovation at the forefront of design and development.
During the third quarter of 2017, mophie launched an innovative new universal wireless charging pad that is designed to provide an optimized charging experience for the iPhone 8, iPhone 8 Plus and iPhone X; the mophie charging pad also includes latest Qi wireless charging technology for universal compatibility.
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
ZAGG Products
Products under the ZAGG brand are designed to empower people to live their lives unleashed. Mobility is changing everything and ZAGG is driving the mobile lifestyle forward with products that are designed to allow consumers to be productive and connected at work, at play and at rest. ZAGG products which include keyboards, cases, and social tech are designed to free consumers from the confines of the traditional workplace. We believe “getting away” shouldn’t mean being disconnected. We support the communicators, commuters, creators and closers who live a mobile lifestyle.
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
We manufacture our other mobile device accessories (InvisibleShield glass, keyboards, keyboard cases, audio products, cases, power cases, mobile power solutions, wireless charging solutions, and other accessories) using third party contract manufacturers located primarily in Asia. We have established relationships with third-party manufacturers, package assembly, warehousing, shipping, and logistics companies that allow us to expand our accessories production and shipping capacity as we continue to grow our current customer base and enter new markets.
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
In addition to Apple and Samsung, the handheld electronics industry has continued to develop and market devices with touch screen interfaces, and several major manufacturers, including Microsoft, Motorola, Dell, Lenovo, Blackberry, Xiaomi, and HTC, continue to release innovative products each year. The InvisibleShield is the ideal device protection offering for all types of touch-screen devices, as it does not interfere with the functionality of the device while offering complete scratch-proof protection. Our keyboard product line is ideal for tablet and smartphone users as the product line includes keyboards that are both device specific and device agnostic, which are compatible with many tablet and smartphone devices. In addition, our IFROGZ Audio product lines offer excellent enhancement to any mobile device. Lastly, we view our mophie power cases and other portable power solutions as a potential market for significant future growth as mobile devices become more ingrained in our day-to-day lives. We intend to continue to focus our marketing and innovation efforts around these types of product solutions that protect and enhance mobile devices.
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
One of the strongest market segments currently is the smartphone segment. Along with the tablet market, buyers are drawn to these devices by their elegant design, as well as their easy-to-use functionality. However, everyday use often mars the finish of the devices’ screens and other areas that receive wear and tear. InvisibleShield protection products and mophie and IFROGZ cases, offer excellent device protection, while not impeding the form or functionality of the smartphones and tablets and do not inhibit the touch sensitivity for smartphones and tablets with touch screen technology. Further, our keyboard line provides a professional and innovative solution to interact with tablets and smartphones. Lastly, the mophie ecosystem provides both power and protection accessories for virtually any mobile device.
As sales of electronics continue to grow, we anticipate that sales of our complementary accessory products will also continue to grow. The largest areas of our market opportunities relate to sales of smartphones and tablets. Management believes that ZAGG is positioned to serve market needs within this industry with our multiple product lines that include device protection, keyboards and keyboard cases, audio, power cases, mobile power, wireless charging, and protective cases.
Marketing and Distribution
Domestically, we sell our products on our websites, to big box electronics retailers, wireless retailers, distributors, and franchisees that own and operate kiosks and ZAGG branded stores in shopping malls and retail centers. In addition, our products are available for sale worldwide via our websites and through retailers and distributors we have partnered with from our subsidiaries in Ireland and China. Currently we advertise our products primarily on the Internet, through print advertisements in conjunction with our retail partners, and through point of sale displays at retail locations. We intend to continue to strategically expand our advertising activities in 2018, particularly through point of sales displays within retailers and social media campaigns on the Internet. We are also seeking to create strategic partnerships with makers of smartphones and tablets, electronic accessories, and mobile content providers to enhance our product offerings.
Indirect Channels (amounts in thousands)
We sell our products through indirect channels, including big box retailers, wireless retailers, domestic and international distributors, independent Apple retailers, university bookstores, and small independently owned consumer electronics stores. For the year ended December 31, 2017, we sold $463,366 of product, or approximately 89% of our overall net sales through this channel. We require indirect channel partners to enter into a reseller agreement with us.
We continue to sell directly to retailers or through distributors to market and place our products for sale in the United States and non-U.S. markets. We have entered into distribution agreements with partners throughout the world for the marketing, distribution and sale of our products.
Website Sales (amounts in thousands)
We sell our products worldwide directly to consumers on our websites at www.ZAGG.com and www.mophie.com. For the year ended December 31, 2017, we sold $39,661 of product, or approximately 8% of our overall net sales, through our websites. The URLs are included here as inactive textual references. Information contained on, or accessible through, our websites is not a part of, and is not incorporated by reference into this report.
Franchises (amounts in thousands)
We sell our products to franchisees that operate kiosks and ZAGG-branded stores in shopping malls and retail centers. We enter into agreements with third-party franchisees who then purchase our products and resell them to consumers. As part of the standard franchise agreement, franchisees are charged an up-front fee that is recognized into revenue over the life of the franchise term. In addition, ZAGG operates a corporate ZAGG-branded store. For the year ended December 31, 2017, we sold $16,468 of product, or approximately 3% of our overall net sales, through franchisees and our corporate owned store.
Warranties
We offer a limited lifetime warranty of the durability of our InvisibleShield products. If the InvisibleShield is ever scratched or damaged in the course of normal use, a customer may return the old product and we will replace it at no cost to the customer other than a minimal handling fee. The products to which the InvisibleShield is applied typically have relatively short lives, which helps to limit our exposure for warranty claims. Should products cease to function properly, we also offer manufacturer's warranties for our products. For ZAGG and iFrogz-branded products, we offer a one-year manufacturer's warranty and for mophie-branded products, we offer a two-year manufacturer's warranty.
Suppliers
We do not directly manufacture any of our products, rather we employ various third-party manufacturing partners in the United States and Asia to perform these services on our behalf. The services employed by these third parties include the selection of sub-suppliers that provide raw materials and other components used in the manufacturing process. We have endeavored to use common components and readily available raw materials in the design of our products that can be sourced from multiple sub-suppliers. However, raw film used in our InvisibleShield film and ISOD products has been produced by a single supplier for the last nine years. Our film supplier has contractually agreed to not sell the raw materials to any of our competitors.
Below is a high-level summary by product category of the manufacturing sources used by the Company:

•
Screen Protection – Our screen protection product line is comprised of InvisibleShield glass products (approximately 85% of 2017 screen protection sales or 40% of net sales), InvisibleShield film products (approximately 13% of 2017 screen protection sales or 6% of net sales), and ISOD film blanks (approximately 2% of 2017 screen protection sales or 1% of net sales). Our InvisibleShield glass products are sourced from factories in Asia with protective glass expertise, each of which uses a number of sub-suppliers for raw materials and other components. Our InvisibleShield film and ISOD products are sourced through our third-party logistics partner, who purchases the raw film inventory from a single supplier (as discussed above).

•
Battery Cases and Power Management – Our battery case and power management product lines consist of power products that are designed to provide on-the-go power for tablets, smartphones, MP3 players, cameras, and virtually all other electronic mobile devices. Our power products are sourced from factories in Asia with battery expertise, each of which uses a number of sub-suppliers for raw materials and other components.

•
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

•
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
Intellectual Property Rights
We own utility and design patents in the U.S. and in various foreign countries which correspond to a number of our products, including patents with claims focused on certain features of ZAGG’s InvisibleShield screen protection for electronic devices. ZAGG continues to actively pursue further protection for its InvisibleShield screen protection and associated methods in the United States and in foreign countries, having filed patent applications for (i) both wet and dry application processes for securing protective films to consumer electronic devices; (ii) dry-application protective films; and (iii) on-demand production of electronic device accessories, including films. In addition, ZAGG has filed applications, and in some instances secured patents, for a variety of its battery cases, mobile power, wireless charging, keyboard, and protective case products. ZAGG has additional patents pending in the U.S. and internationally for a variety of current and expected products.
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
Our film supplier retains the patents and IP rights for products it develops on our behalf, though has contractually agreed to not sell the raw materials to any of our competitors. The IP protection held by the Company varies in effectiveness in preventing certain aspects of competition. Although the Company believes the protection of IP is an important factor in its business and that its success does depend in part on the ownership thereof, the Company views the following as our keys to past and future success: (1) our distribution relationships with customers, (2) the speed we can bring a product to market, and (3) our ability to effectively launch a product into market to generate maximum sales. Additionally, we believe ZAGG’s success is also based upon creative product solutions, establishing the preferred brand among both retailers and consumers, and targeted global distribution.
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
Employees
As of December 31, 2017, we had 543 full-time and part-time employees, including our management team. 457 of our employees are located in the United States and support our domestic operations, while 86 employees are located in international locations to support our international operations. No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes. We believe our relationship with our employees is good.

Our Corporate History
ZAGG and its subsidiaries are innovation leaders in mobile tech accessories for smartphones and tablets. For over 10 years, ZAGG has developed creative product solutions that enhance and protect mobile devices for consumers around the world. The Company has an award-winning product portfolio that includes screen protection, power cases, power management, wireless charging, personal audio, mobile keyboards, cases, and social tech sold under the ZAGG, InvisibleShield, mophie, and IFROGZ brands.
In June 2011, ZAGG acquired IFROGZ, an audio and protective case company, which expanded the ZAGG product lines beyond screen protection and keyboards.
In March 2016, ZAGG acquired mophie, a leader in the power management and power case categories. This acquisition further diversified the ZAGG product lines into key growth product categories. The results of operations of mophie are included in the Company's results of operations beginning on March 3, 2016.
Seasonal Business
The Company has historically been positively impacted near the time of major device launches by Apple and Samsung, particularly when there is a change in form factor. We expect major device launches to continue to positively impact our operations during 2018 and beyond.

ITEM 1A.	RISK FACTORS
Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Risks Related to our Financial Condition
If we are unable to maintain our line of credit facility or have a significant change in our borrowing base, we could face a deficiency in our short-term cash needs that would negatively impact our business (amounts in thousands).
The Company maintains a Credit and Security Agreement with KeyBank National Association (“KeyBank”), as administrative agent, KeyBanc Capital Markets Inc., ZB, N.A., dba Zions First National Bank, and JPMorgan Chase, N.A. (“Credit and Security Agreement”).The Credit and Security Agreement provides an $110,000 revolving credit commitment (“Revolver”) from January 1, 2018 to May 31, 2018, which reduces to a $100,000 Revolver from June 1, 2018 forward. Borrowings and repayments under the Revolver may occur from time to time in the Company’s ordinary course of business through the maturity date of March 2, 2021, at which time any amounts outstanding are to be paid in full (60-month term). All borrowings under the Revolver are subject to a borrowing base limit, which is calculated from outstanding accounts receivable and inventory on hand, and is reported to the administrative agent monthly. Interest on the Revolver will accrue at the base rate (as defined in the Credit and Security Agreement) plus 0.5% or LIBOR plus 1.5%. The Revolver is subject to an unused line fee calculated as 0.2% multiplied by the average unused amount of the Revolver.
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
Increases in interest rates may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness.
As of December 31, 2017, we had approximately $37,538 of debt outstanding which was subject to variable interest rates. This variable rate debt had a total weighted average interest rate of approximately 3.33% per annum as of December 31, 2017. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flow.
Risks Related to our Company and Business
Because sales of consumer electronic accessories are dependent on new products, product development and consumer acceptance, we could experience sharp decreases in our sales and profit margin if we are unable to continually introduce new products and achieve consumer acceptance.
The consumer and mobile electronics accessory industries are subject to constant and rapidly changing consumer preferences based on performance features and industry trends. We generate all of our sales from our consumer and mobile electronics accessories business. We cannot assure our stakeholders that we will be able to grow the revenues of our business or maintain profitability. Our consumer accessories business depends, to a large extent, on the introduction and availability of innovative products and technologies. We believe that our future success depends in large part upon our ability to enhance our existing products and to develop, introduce, and market new products and improvements to our existing products.
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

Because we sell indirectly to customers through third-party retailers who operate traditional brick-and-mortar locations, the shift of sales demographics to more online retail business could harm our market share and our revenues.
Part of our current business model includes indirectly selling our products through third-party retailers. These third-party retailers operate physical brick-and-mortar locations to sell our product to our end customers. The current shift in purchasing demographics due to the changing preferences of customers who are moving from in-store purchases of goods to the convenience of online purchases creates additional risks of current revenue streams being impacted negatively and an overall decrease of market share.
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
Although protection of IP is important to the Company and we protect IP when appropriate, we do not view IP in our industry as an effective barrier to entry because of the rapidly changing industry in which we operate. Very often, by the time we receive patent or other IP protection on a product that would serve as a barrier to entry, the market has moved on to new technologies or products. Given this, we are very selective in what we decide to protect, measuring the cost to protect certain aspects of IP against the potential benefit.
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
Although we anticipate expanding into additional complementary product categories to provide support to our strategy to provide creative product solutions to mobile device users, there can be no guarantee that we will be successful in innovating and expanding into additional product categories. Numerous factors, including market acceptance, finding and retaining contract partners that are acceptable to ZAGG, and general market and economic conditions, could prevent us from participating in these complementary product categories, which could limit our ability to implement our business strategy
Similarly, although we intend to continue to configure the screen protection, keyboards, audio, battery cases, power management, wireless charging, cases, and other product categories for new products and devices, there can be no guarantee that we will be able to either match the current demand for our products as new devices and products are introduced, or that purchasers of such devices and products will want to purchase our products for use in connection with them. Any limitation in our ability to match demand or gain market acceptance of our products in connection with new devices and products could have a material adverse effect on our business.
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
Because we are dependent for our success on key executive officers, our inability to retain these officers could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.
Our success depends on the skills, experience and performance of key members of our management team including Chris Ahern, our CEO; Brian Stech, our President; and Bradley J. Holiday, our CFO. Although we have employment agreements with these individuals, were we to lose one or more of these key executive officers, we could be forced to expend significant time and money in the pursuit of a replacement, which could result in both a delay in the implementation of our business plan and the diversion of working capital. Thus, the Board has implemented succession plans for each of these roles, and systematically monitors the development and progression of each employees who has been identified as a possible future candidate for such roles.
A small number of our customers account for a significant amount of our net sales, and the loss of, or reduced purchases from, these or other customers could have an adverse effect on our operating results.
For the year ended December 31, 2017, Superior Communications, Inc. ("Superior") was our largest customer and accounted for greater than 10% of net sales. For the years ended December 31, 2016 and 2015, Superior, Best Buy Co., Inc. (“Best Buy”), and GENCO Distribution Systems, Inc.(“GENCO”) were our largest customers. The amount of net sales for each of these customers is outlined as follows:

	2017	2016	2015
Superior	30%	27%	17%
Best Buy	9%	11%	20%
GENCO	8%	11%	11%
During 2017, 2016, and 2015, no other customers accounted for greater than 10% of net sales.
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
At December 31, 2017, the balance of accounts receivable from two separate customers exceeded 10%: Superior and Best Buy. At December 31, 2016, the balance of accounts receivable from three separate customers exceeded 10%: Superior, Best Buy, and GENCO.

	2017	2016
Superior	31%	32%
Best Buy	18%	22%
GENCO	7%	10%

No other customer account balances were more than 10% of accounts receivable at December 31, 2017 or 2016. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
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
Our quarterly results may fluctuate quarter to quarter as a result of market acceptance of our products, the sales mix, changes in pricing, the timing of inventory write downs, changes in the cost of materials, the use of airfreight to transport products, incurring other operating costs and factors beyond our control, such as general economic conditions and actions of competitors. We are also affected by seasonal buying cycles of consumers, such as the holiday season, and the introduction of popular consumer electronics, such as a new introduction of products from Apple, Samsung, Microsoft, HTC, Blackberry, and others. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.
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
We have identified a material weakness in our internal control over financial reporting for the most recent reporting period, and our business and stock price may be adversely affected if we do not adequately address the weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.
Our risk assessment process was ineffective because we failed to consider the business changes and their impact on financial reporting and internal controls; specifically, we failed to consider the impact of changes in operational processes related to (1) the proper tracking and recording of customer returns; and (2) the increased volume of accounts receivable transactions with a significant customer as of December 31, 2017. As a consequence, the Company did not design effective process level control activities over the accuracy of net sales and accounts receivable amounts. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The existence of these material weaknesses could result in errors in our financial statements. Additionally, if we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

Because we distribute products internationally, economic, political and other risks associated with our international sales and operations could adversely affect our operating results.
Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the United States accounted for approximately 16% of our net sales in fiscal 2017. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	exchange controls;

•	changes in regulatory requirements;

•	changes in a specific country's or region's political or economic conditions;

•	tariffs, other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws or application of such tax laws;

•	difficulty in staffing and managing widespread operations;

•	changing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	different regimes controlling the protection of our IP;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions; and

•	restrictions on our ability to repatriate dividends from our subsidiaries.
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
In 2018, management intends to expand our advertising with more interactive displays within retailers, continue our marketing efforts relating to existing products and potential new product introductions and increase our social media marketing campaigns. However, there can be no guarantee that such increased advertising or marketing efforts and strategies will result in increased sales.
Due to the changes in U.S. tax laws, uncertainty arises in our various tax conclusions.
On December 22, 2017, the U.S. President signed into law a sweeping tax reform bill known as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"). The Tax Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017. These changes did have a material adverse impact on the value of our U.S. deferred tax assets, resulting in a significant one-time charge in the current taxable year. We are continuing to evaluate the Tax Act and its requirements, as well as its application to our business and its impact on our effective tax rate. At this stage, it is unclear how many U.S. states will incorporate these federal law changes, or portions thereof, into their tax codes.
The Tax Act, or any related, similar or amended legislation or other changes in U.S. federal income tax laws, could adversely affect the U.S. federal income taxation of our and our affiliates’ ongoing operations and may also adversely affect the integration efforts relating to, and potential synergies from, past strategic transactions. Any such changes and related consequences could have a material adverse impact on our financial results.
Risks Related to the Company’s Securities
Because the price of our common stock has been, and may continue to be, volatile, our shareholders may not be able to sell shares of our common stock at or above the price paid for such shares.
The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which may make our common stock unsuitable for some investors. For example, for the two years ended December 31, 2017, the closing price of our common stock ranged from a high of $23.70 to a low of $4.71 per share. At times, the fluctuations in the price of our common stock may be unrelated to our operating performance. The price of our common stock may also be influenced by:

•	fluctuations in our results of operations or the operations of our competitors or customers;

•	the aggregate amount of our outstanding debt and perceptions about our ability to make debt service payments;

•	failure of our results of operations and sales revenues to meet the expectations of stock market analysts and investors;

•	perceived reductions in demand or expectations regarding future demand by our customers;

•	changes in stock market analyst recommendations regarding us, our competitors or our customers;

•	the timing and announcements of product innovations, new products or financial results by us or our competitors;

•	the performance of mophie post acquisition;

•	changes in ZAGG directors or executives;

•	increases in the number of shares of our common stock outstanding; and

•	changes in our industry.
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
Our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully integrate businesses we may acquire in the future. We may not realize these benefits, as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate any acquired businesses, products or technologies without substantial expenses, delays or other operational or financial problems. Acquisitions involve a number of risks, some or all which could have a material adverse effect on any acquired businesses, products or technologies. Furthermore, there can be no assurance that any acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition strategy successfully could have a material adverse effect on our business, results of operations and financial condition. The process of integrating an acquired business involves risks, including but not limited to:

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
Failure to successfully integrate any acquired businesses in the future may result in reduced levels of anticipated revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.
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
It is not clear what additional effects the negative publicity will have on the Company, if any, other than potentially affecting the market price of our common stock. If the Company continues to be the subject of unfavorable allegations, the Company may have to expend a significant amount of resources to investigate such allegations and/or defend itself. While the Company would strongly defend against any such short seller attacks, the Company may be constrained in the manner in which it can proceed against the relevant short seller by principles of freedom of speech, applicable state law, or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could distract the Company’s management from growing the Company. Additionally, such allegations against the Company could negatively impact its business operations and stockholders' equity, and the value of any investment in the Company’s stock could be reduced.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Real Property (dollar amounts in thousands)
Our principal executive offices and facilities are currently located at 910 West Legacy Center Drive, Suite 500, Midvale, Utah, 84047. The lease agreement expires July 1, 2023, excluding two five-year extensions at our option. Rent at this location is recorded on a straight-line lease rate of $80 per month. In addition, we lease a storefront in Utah, office space in California, office space and warehouse space in Michigan, and office space in both Ireland and China for our international operations.

ITEM 3.	LEGAL PROCEEDINGS
Certain of the legal proceedings in which we are involved are discussed in Note 12, "Commitments and Contingencies," to our Consolidated Financial Statements in this report, and are hereby incorporated by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (dollar and share amounts in thousands, excluding average price per share)
During the fourth quarter of 2015, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s outstanding common stock with no expiration date. The Company’s board of directors also authorized the use of a Rule 10b5-1 plan, which was put into place during the fourth quarter of 2016. The 10b5-1 plan was subsequently terminated during the first quarter of 2017.
During the year ended December 31, 2017, the Company purchased 234 shares of ZAGG common stock for total consideration of $1,492, which included commissions and processing fees totaling $9. As of December 31, 2017, a total of $17,558 remained authorized under the stock repurchase program.
Market Information
Our common stock is currently quoted on The NASDAQ Global Market of The NASDAQ Stock Market under the symbol ZAGG. The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in dollars per share) of our common stock as reported or quoted on The NASDAQ Capital Market. On February 28, 2018, the closing price of our common stock was $15.05.

For the Year Ended December 31, 2017	High	Low
First Quarter	$7.55	$5.90
Second Quarter	$9.15	$6.55
Third Quarter	$16.15	$8.30
Fourth Quarter	$23.70	$14.10

For the Year Ended December 31, 2016	High	Low
First Quarter	$10.83	$8.29
Second Quarter	$9.23	$4.71
Third Quarter	$8.10	$4.89
Fourth Quarter	$8.22	$5.15
Holders of Common stock
On February 28, 2018, there were approximately 20 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Empire Stock Transfer. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.
Dividends
There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Delaware General Corporation Law and applicable case law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business;

•	we would be engaged in a business for which our remaining assets would be unreasonably small in relation to the business; or

•	our net assets would be less than the amount determined to be our capital.
We have not declared or paid cash dividends on our common stock since our inception, and our board of directors currently intends to not declare or issue cash dividends for the foreseeable future. Any future payment of dividends to holders of common stock will depend upon our results of operations, financial condition, cash requirements, and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans (share amounts in thousands)

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of restricted stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	1,034	$8.29	8,737
Equity compensation plans not approved by security holders	—	—	—
Total	1,034	$8.29	8,737
In 2007, the Company’s board of directors adopted and in 2008 the Company’s shareholders approved the ZAGG Incorporated 2007 Stock Incentive Plan (the “2007 Plan”). The 2007 Plan was amended to increase the number of shares issuable under the 2007 Plan to 10,000. As of December 31, 2017, there were 6,239 shares available for grant under the 2007 Plan. However, upon adoption of the 2013 Plan in January 2013, the Company ceased to grant awards pursuant to the 2007 Plan. All subsequent awards were and all future awards will be granted under the 2013 Plan. All awards that are outstanding under the 2007 Plan will continue to vest, be exercisable, and expire according to their respective terms.
In January 2013, the Company’s board of directors adopted and in June 2013, the Company’s shareholders approved the ZAGG Inc 2013 Equity Incentive Award Plan (the “2013 Plan”), a new equity incentive plan intended to replace the 2007 Plan. In April 2017, the compensation committee of the Company’s board of directors adopted, and in June 2017, the Company’s shareholders approved an amendment and restatement of the 2013 Plan (the “Amended Plan”). The Amended Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock, and restricted stock units can be awarded. The Amended Plan’s initial share reservation is 5,000 shares. The term of the plan is for 10 years from the date of original adoption of the 2013 Plan. As of December 31, 2017, there were approximately 2,498 shares available for grant under the Amended Plan.
Recent Sales of Unregistered Securities (amounts in thousands)
We did not issue any unregistered securities during the years ended December 31, 2017 and 2016.
Stock Performance Graph
The graph below compares the cumulative 5-Year total return provided shareholders on the Company's common stock relative to the cumulative total returns of the Russell 2000 index, Russell Microcap and a customized peer group of ten companies, whose individual companies are listed in footnote 1 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on December 31, 2012 and its relative performance is tracked through December 31, 2017.

1)
The ten companies included in the Company's customized peer group (the “Peer Group” in the chart below) are: Callaway Golf Co, Columbia Sportswear Co, Deckers Outdoor Corp, Fossil Group Inc., Garmin Ltd, Harman International Industries Inc., Logitech International Sa, Plantronics Inc., Sodastream International Ltd and Vuzix Corp.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ZAGG Inc, the Russell 2000 Index, the Russell Microcap Index,
and Peer Group
*100 invested on December 31, 2012 in stock or index, including reinvestment of dividends. Fiscal year ending December 31. Copyright© 2018 Russell Investment Group. All rights reserved.

	12/12	12/13	12/14	12/15	12/16	12/17
ZAGG Inc	100.00	59.10	92.26	148.64	96.47	250.68
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
Russell Microcap	100.00	145.62	150.93	143.15	172.30	194.99
2015 Peer Group	100.00	134.95	142.00	104.31	135.37	168.16
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

	Years December 31,
	2017	2016	2015	2014	2013
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$519,495	$401,857	$269,311	$261,585	$219,356
Income (loss) from operations	44,735	(21,360)	25,864	16,983	10,946
Net income (loss) attributable to stockholders	15,100	(15,587)	15,587	10,461	4,790
Earnings (loss) per share attributable to stockholders:
Basic	$0.54	$(0.56)	$0.54	$0.35	$0.16
Diluted	0.53	(0.56)	0.54	0.34	0.15
Weighted average shares:
Basic	27,996	28,006	28,773	30,247	30,900
Diluted	28,407	28,006	29,089	30,610	31,459

BALANCE SHEET DATA:
Total assets	$320,591	$310,729	$179,541	$201,279	$175,470
Current assets	227,802	174,436	131,701	147,023	116,481
Current liabilities	184,592	183,844	49,024	74,206	33,096
Total equity	135,999	117,262	130,517	127,073	124,831

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We believe that hand-held devices and gadgets can be best enjoyed with the right mix of (1) protection from scratches and damage and (2) accessories that enhance the consumers’ electronic and mobile device experience. We believe that our full product offering, which includes screen protection, keyboard, audio accessories, mobile power solutions, wireless charging, and protective cases, provides consumers with unparalleled device protection and enhanced enjoyment of their mobile electronic device.
We plan to continue to expand our product offerings, including into new product categories, and enter new domestic and global markets that we believe will be consistent with our overall corporate strategy. Our products are available through our websites at www.ZAGG.com and www.mophie.com, and through our retail distribution channels, which include major retailers like Apple Inc., Amazon.com, Inc., Best Buy

Co Inc., Wal-Mart Stores Inc., AT&T Inc., Sprint Corp., Verizon Communications Inc., T-Mobile International AG, Target Corporation, Walgreens Boots Alliance, Inc., Ingram Micro, Inc., and The Carphone Warehouse; independent electronics resellers; college bookstores; independent Apple stores; mall kiosks; and other online retailers.
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant items subject to such estimates include inventory realizability and sales returns liability.
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
Inventories
Inventories, consisting primarily of finished goods and raw materials, are valued at the lower of cost, determined on a first in, first out basis, or net realizable value. Management performs periodic assessments to determine the existence of obsolete, slow moving, and non-saleable inventories, and records necessary write-downs in cost of sales to reduce such inventories to net realizable value. Once established, the original cost of the inventory less the related inventory write down represents the new cost basis of such products.
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
Revenue recognition
The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred or risk of loss has transferred to the customer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities. The Company’s revenue is derived from sales of our products through our indirect channel, including retailers and distributors; through our direct channel, including www.ZAGG.com and www.mophie.com and our corporate-owned and third-party-owned mall kiosks and ZAGG-branded stores; and from the franchise fees derived from the onboarding of new franchisees. For product sales, our standard shipping terms are FOB shipping point, and we record revenue when the product is shipped, net of estimated returns and discounts. For some customers, the contractual shipping terms are FOB destination. For these shipments, we record revenue when the product is delivered, net of estimated returns and discounts. For franchise fees, we recognize revenue on a straight-line basis over the franchise term. The Company records revenue from royalty agreements in the period in which the royalty is earned.
Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore, are a reduction in sales.
Reserve for sales returns
Our return policy allows end users and certain retailers rights to return purchased products. Due to the nature of the screen protection product line, end user returns for screen protection are generally not salvageable and are not included in inventory. We estimate a reserve for sales returns and record the estimated reserve amount as a reduction of sales, and as a sales return reserve liability. When product is returned and is expected to be resold, as is the case with returns of packaged screen protection, keyboards, audio products, cases, and power products, the impact is recorded as a reduction of revenues and cost of sales, and as a reduction in the sales return reserve liability. The sales returns requires management to make estimates regarding return rates for sales. Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales return reserve.

Results of Operations (in thousands)
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated (amounts in thousands):

	For the Years Ended December 31,
	2017		2016		2015
Net sales	$519,495	100.0%	$401,857	100.0%	$269,311	100.0%
Cost of sales	350,497	67.5	274,255	68.2	167,627	62.2
Gross profit	168,998	32.5	127,602	31.8	101,684	37.8
Advertising and marketing	11,101	2.1	12,440	3.1	10,436	3.9
Selling, general and administrative	105,398	20.3	96,229	23.9	56,752	21.1
(Gain) loss on disputed mophie purchase price	(6,967)	(1.3)	24,317	6.1	—	—
Transaction costs	725	0.1	2,591	0.6	179	0.1
Impairment of intangible asset	1,959	0.4	—	—	—	—
Amortization of long-lived intangibles	12,047	2.3	13,385	3.3	8,453	3.1
Total operating expenses	124,263	23.9	148,962	37.1	75,820	28.2
Income (loss) from operations	44,735	8.6	(21,360)	(5.3)	25,864	9.6
Interest expense	(2,081)	(0.4)	(1,851)	(0.5)	(97)	—
Other income (expense)	698	0.1	(348)	(0.1)	(69)	—
Total other expense	(1,383)	(0.3)	(2,199)	(0.5)	(166)	(0.1)
Income (loss) before provision for income taxes	43,352	8.3	(23,559)	(5.9)	25,698	9.5
Income tax benefit (provision)	(28,252)	(5.4)	7,972	2.0	(10,111)	(3.8)
Net income (loss)	$15,100	2.9	$(15,587)	(3.9)	$15,587	5.8
YEAR ENDED DECEMBER 31, 2017, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2016 (in thousands, except per share data)
Net sales
Net sales for the year ended December 31, 2017 was $519,495 compared to net sales of $401,857 for the year ended December 31, 2016, an increase of $117,638 or 29%. The year-over-year change is due primarily to (1) the increase in sales of our power management products, particularly accessories supporting the wireless charging ecosystem, (2) increased sales of screen protection products in key wireless and retail accounts, particularly in international markets, and (3) the inclusion of 12 months of mophie sales during 2017 versus only 10 months in 2016.
The percentage of net sales related to our key product categories for the years ended December 31, 2017 and 2016, was approximately:

	2017	2016
Screen protection	48%	54%
Power management	26%	15%
Power cases	15%	15%
Audio	5%	6%
Keyboards	5%	9%
Other	1%	1%
The percentage of net sales related to our key distribution channels for the years ended December 31, 2017 and 2016, was approximately:

	2017	2016
Indirect	89%	87%
Website	8%	9%
Franchise	3%	4%

The percentage of net sales by geographic region for the years ended December 31, 2017 and 2016, was approximately:

	2017	2016
United States	84%	88%
Europe	9%	7%
Other	7%	5%
Gross profit
Gross profit for the year ended December 31, 2017 was $168,998 or approximately 33% of net sales, compared to $127,602 or approximately 32% of net sales for the year ended December 31, 2016. The increase in gross profit margin was primarily due to improvements in margins of mophie-branded product and a $2,586 charge incurred during 2016 related to the impact of the fair value write-up of mophie inventory that did not recur in 2017. This increase was partially offset by an increase in freight costs and a shift in the product mix whereby 2017 screen protection sales were a smaller percentage of overall sales compared to the prior year (although overall screen protection sales increased by $33,628 or 16%).
Operating expenses
Total operating expenses for the year ended December 31, 2017, was $124,263, compared to operating expenses of $148,962 the year ended December 31, 2016, a decrease of $24,699 or 17%. The decrease in operating expenses was primarily attributable to (1) the $24,317 loss on disputed mophie purchase price in 2016 that did not recur in 2017, (2) a $6,967 gain recorded during the fourth quarter related to the settlement of litigation related to the disputed mophie purchase price, (3) synergies from cost reduction initiatives, (4) lower transaction-related costs, (5) a reduction in advertising and marketing spend, and (6) an overall reduction in amortization expense. These decreases were partially offset by the following increases in operating expense: (1) the inclusion of 12 months of mophie-related expenses for 2017 compared with 10 months in 2016, (2) the $1,959 impairment of an intangible asset in 2017, and (3) an increase in operating expense related to the launch of certain wireless charging accessories.
Income (loss) from operations
We reported income from operations of $44,735 for the year ended December 31, 2017 compared to a loss from operations of ($21,360) for the year ended December 31, 2016, an increase of $66,095. The increase in income from operations was primarily attributable to increases in net sales and gross profit, and a decrease in operating expenses primarily due to a $24,317 loss on disputed mophie purchase price in 2016 and the $6,967 gain recorded in 2017 related to the settlement of litigation related to the disputed mophie purchase price.
Other expense, net
For the year ended December 31, 2017, total other expense, net was $1,383 compared to total other expense, net of $2,199 for the year ended December 31, 2016, a decrease of $816 or 37%. The decrease in the balance was primarily due to an increase in other income in 2017.
Income taxes
We recognized an income tax expense of $28,252 for the year ended December 31, 2017, compared to income tax benefit of $7,972 for the year ended December 31, 2016. From 2016 to 2017, our effective tax rate increased from 33.8% to 65.2%. During the fourth quarter of 2017, the United States Government passed the Tax Act, which enacted significant changes to the United States’ federal tax code, including a reduction in the federal income tax rate for corporations from 35% to 21%. As a result of the Tax Act, we recorded a one-time charge of $12,353, substantially all of which was non-cash, to income tax expense primarily to reflect (1) the re-measurement of deferred tax assets utilizing the lower federal income tax rate and (2) the tax on mandatory deemed repatriation of foreign earnings.
Net income (loss)
As a result of these factors, we reported net income of $15,100 or $0.53 per share on a fully diluted basis for the year ended December 31, 2017 compared to net loss of $(15,587) or $(0.56) per share on a fully diluted basis for the year ended December 31, 2016.
YEAR ENDED DECEMBER 31, 2016, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2015 (in thousands, except per share data)
Net sales
Net sales for the year ended December 31, 2016 was $401,857 compared to net sales of $269,311 for the year ended December 31, 2015, an increase of $132,546 or 49%. The increase in revenue from 2015 to 2016 was primarily related to the following factors: (1) ten months of mophie sales totaling $113,749 from the March 3, 2016 acquisition date, (2) expanded product penetration with existing customers, (3)

continued success within the screen protection product category, particularly with InvisibleShield Glass, and (4) increased sales in Western Europe. These increases in sales were partially offset by promotional credits incurred during the fourth quarter to drive increased mophie sell-through at retail. We continue to sell into our indirect channel retailers including Apple Inc., Best Buy Co Inc., Wal-Mart Stores Inc., AT&T Inc., Sprint Corp., Verizon Communications Inc., T-Mobile International, Target Corporation, Walgreens Boots Alliance, Inc., and The Carphone Warehouse; to domestic and foreign electronics accessory distributors; through our franchise program and through our websites, www.ZAGG.com and www.mophie.com.
The percentage of net sales related to our key product categories for the years ended December 31, 2016 and 2015, was approximately:

	2016	2015
Screen protection	54%	67%
Power management	15%	3%
Power cases	15%	—%
Keyboards	9%	19%
Audio	6%	9%
Other	1%	2%
The percentage of net sales related to our key distribution channels for years ended December 31, 2016 and 2015, was approximately:

	2016	2015
Indirect	87%	89%
Website	9%	5%
Franchise	4%	6%
The percentage of net sales by geographic region for the years ended December 31, 2016 and 2015, was approximately:

	2016	2015
United States	88%	91%
Europe	7%	8%
Other	5%	1%
Gross profit
Gross profit for the year ended December 31, 2016 was $127,602 or approximately 32% of net sales compared to $101,684 or approximately 38% of net sales for the year ended December 31, 2015. The decrease in gross profit percentage was due to the impact of mophie gross profit margins, which were 11% compared to ZAGG-segment gross profit of 40%. The lower margin for mophie was primarily driven by in-channel promotions and excess inventory write-offs in the current year.
Operating expenses
Total operating expenses for the year ended December 31, 2016 was $148,962, an increase of $73,142, or 96%, compared to year ended December 31, 2015, of $75,820. The $73,142 increase was primarily attributable to (1) mophie operating expenses of $43,656 from the March 3, 2016 acquisition date, which included $6,304 in amortization of acquired intangibles and $2,160 in restructuring charges, (2) a loss recorded on the disputed mophie purchase price (includes the final working capital adjustment and the impact of claims against the mophie shareholders for breaches of representations and warranties that directly impacted current assets and current liabilities) in the current period of $24,317, and (3) $2,591 in transaction expenses incurred by the Company as part of the mophie acquisition.
(Loss) income from operations
We reported a loss from operations of ($21,360) for the year ended December 31, 2016, compared to income from operations of $25,864 for the year ended December 31, 2015, a decrease of $47,224 or 183%. The decrease in income from operations was due primarily to (1) the mophie loss from operations of $31,177 and (2) a loss recorded on the disputed mophie purchase price (includes the final working capital adjustment and the impact of claims against the mophie shareholders for breaches of representations and warranties that directly impacted current assets and current liabilities) in the current period of $24,317. Since the date of acquisition, we continue to implement processes and procedures to optimize the mophie supply chain and improve operating results. These decreases were partially offset by improved profit margins from the ZAGG segment.

Other expense, net
For the year ended December 31, 2016, total other expense, net was $2,199 compared to $166 for the year ended December 31, 2015, an increase of $2,033 or 1,225%. The increase in other expense, net was due primarily to interest expense incurred under the Credit and Security Agreement.
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
Net (loss) income
As a result of these factors, we reported a net loss of $(15,587) or $(0.56) per share on a fully diluted basis for the year ended December 31, 2016, compared to net income of $15,587 or $0.54 per share on a fully diluted basis for the year ended December 31, 2015.
Liquidity and Capital Resources (in thousands)
Comparison of the Year Ended December 31, 2017 to 2016
At December 31, 2017, our principal sources of liquidity were cash generated by operations and cash on-hand. Our principal uses of cash have been to fund working capital requirements, make payments on outstanding debt, and purchase tooling for new products.
Cash and cash equivalents on-hand increased to $24,989 on December 31, 2017, from $11,604 on December 31, 2016, an increase of $13,385. The increase in cash is largely the net result of $34,074 in cash provided by operating activities, which was offset by $14,083 used in payment of outstanding debt, $5,766 in purchases of property and equipment, and $1,492 paid for the purchase of treasury stock. Of the $24,989 cash balance on December 31, 2017, cash from foreign entities totaled $14,844, which constitutes 59% of the total cash and cash equivalents balance.
Accounts receivable, net of allowances, increased to $123,220 on December 31, 2017, from $83,835 on December 31, 2016, an increase of $39,385. The increase in accounts receivable is largely due to the year-over-year increase in fourth quarter sales from $114,929 in the fourth quarter of 2016 to $176,924 in the fourth quarter of 2017, an increase of $61,995 or 54%.
Inventories increased to $75,046 on December 31, 2017, from $72,769 on December 31, 2016, an increase of $2,277. The increase was primarily due to the launch of wireless charging accessories during the fourth quarter of 2017. This increase was partially offset by improvements in planning, forecasting, and purchasing processes.
Accounts payable increased to $96,472 on December 31, 2017, from $85,022 on December 31, 2016, an increase of $11,450. The increase is largely driven by the overall increase in sales and business operations compared to the prior year.
At December 31, 2017, working capital was $43,210 compared to $(9,408) as of December 31, 2016. The improvement in working capital is largely due to increased sales and profitability at the Company. Further, it should be noted that the KeyBank Line of Credit is classified as a current liability due to the existence of a lockbox agreement as required by current U.S. GAAP, although the outstanding balance is not due to be repaid until 2021.If the Line of Credit were excluded from current liabilities, the working capital would be $66,685 on December 31, 2017, versus $21,899 on December 31, 2016.
During the third quarter of 2015, the Company’s board of directors approved a $20,000 stock repurchase program with no expiration date. As of December 31, 2017, the Company still has $17,558 remaining under this program.
Comparison of the Year Ended December 31, 2016 to 2015
At December 31, 2016, our principal sources of liquidity were cash generated by operations, cash on-hand, and draws under our credit facilities. Our principal uses of cash have been to fund working capital requirements, acquire mophie, make payments on outstanding debt, and repurchase shares of ZAGG Inc common stock.
Cash and cash equivalents on-hand decreased to $11,604 on December 31, 2016, from $13,002 on December 31, 2015, a decrease of $1,398. The decrease in cash is largely the net result of $32,679 in cash provided by operating activities, $31,307 in net draws on the line of credit, and $20,312 in net proceeds from the term loan; these increases in cash were offset by $74,743 used in the acquisition of mophie, $8,633 in purchases of property and equipment, $1,144 paid in debt issuance costs, and $951 paid for the purchase of treasury stock. Of the $11,604 cash balance on December 31, 2016, cash from foreign entities totaled $4,458, which constitutes 38% of the total cash and cash equivalents balance. Cash and cash equivalents in the ZAGG segment totaled $10,976 compared to $628 in the mophie segment as of December 31, 2016. All cash and cash equivalents were within the ZAGG segment in the prior year.
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
The Credit and Security Agreement originally provided an $85,000 revolving credit commitment (“Revolver”). Borrowings and repayments under the Revolver may occur from time to time in the Company’s ordinary course of business through the maturity date of March 2, 2021, at which time any amounts outstanding are to be paid in full (60-month term). All borrowings under the Revolver are subject to a borrowing base limit, which is calculated from outstanding accounts receivable and inventory, and reported to the administrative agent monthly. Interest on the Revolver will accrue at the base rate (as defined in the Credit and Security Agreement) plus 0.5% or LIBOR plus 1.5%. The Revolver is subject to an unused line fee calculated as 0.2% multiplied by the average unused amount of the Revolver.
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

In addition, on July 17, 2017, ZAGG Inc, KeyBank National Association , Zions First National Bank, and JPMorgan Chase Bank, N.A. (collectively, the “Lenders”), and KeyBank, as the administrative agent for the Lenders, entered into a Third Amendment Agreement (“Amendment”), which amended the original Credit and Security Agreement as follows:

•	Increased the Maximum Revolving Amount, as defined in the Credit Agreement, from $85,000 to:

◦	$135,000 from July 17, 2017 to December 31, 2017;

◦	$110,000 from January 1, 2018 to May 31, 2018; and

◦	$100,000 from June 1, 2018, forward.

•	Expanded Permitted Foreign Subsidiary Loans, Guaranties and Investments, as defined in the Credit Agreement, to include:

◦	A $2,000 loan dated April 5, 2017, from the Company to ZAGG International Distribution Limited; and

◦
Any other loan or investment by the company or any domestic subsidiary of the Company in or to, or guaranty of indebtedness of, any foreign subsidiary of the Company for the period July 17, 2017, to March 31, 2018, in an aggregate amount not to exceed $8,000.

•	Increased the Letter of Credit Commitment, as defined in the Credit Agreement, from $7,500 to an aggregate amount of $40,000.

•
Increased the Borrowing Base, as defined the Credit Agreement, on a seasonal basis between August 1, 2017, and September 30, 2017, by $15,000, which seasonal increase to the Borrowing Base was subsequently extended by the Lenders to October 31, 2017.

In connection with the Amendment, the Company also entered into replacement revolving credit notes with each of the Lenders. In addition, the Company directed KeyBank in the third quarter of 2017 to establish an irrevocable standby letter of credit (“Letter of Credit”) to support purchases of inventory from a key supplier. The Credit and Security Agreement requires that the face value of the Letter of Credit reduce the Borrowing Base under the existing Line of Credit.
From September 4, 2017, through September 17, 2017, the face value amount of the Letter of Credit was $10,000. From September 18, 2017, through February 28, 2018 (the end of the contractual period), the face value was increased to $25,000. The Company agreed to pay interest at an annual rate of 1.625% calculated on the face value amount and paid quarterly, which interest is classified in interest expense on the consolidated statement of operations.
Based on our current operations, we believe that cash generated from operations, cash on hand, and available borrowings under the Credit and Security Agreement will be adequate to meet our expected capital expenditures and working capital needs for the next 12 months and beyond. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, we may need to raise additional funds through the sale of equity or debt securities or from debt facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.
Contractual Obligations and Commitments (in thousands)
The following table provides information on our contractual obligations as of December 31, 2017:

	Payments due by period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 years	3 - 5 years	More than 5 years
Credit and security agreement	$37,538	$14,063	$23,475	$—	$—
Operating leases	9,311	2,107	3,133	2,960	1,111
Total	$46,849	$16,170	$26,608	$2,960	$1,111
(1)Unrecognized uncertain tax benefits of $2,278 are not included in the table above as we are not sure when the amount will be paid.
Off Balance Sheet Arrangements
As of December 31, 2017, there were no off balance sheet arrangements, except our operating lease commitments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
See “Liquidity and Capital Resources” for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material at December 31, 2017.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
1.Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures are not effective due to material weaknesses described below in Item 9A.2.
2.Management’s Report on Internal Control Over Financial Reporting
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management identified the following control deficiencies:

•
The Company’s control environment was ineffective because we failed to establish appropriate authorities and responsibilities in alignment with the objectives of internal control over financial reporting to certain employees; and

•	The Company’s risk assessment process was ineffective because we failed to consider changes in the business operations and their impact on financial reporting and internal controls.

•
Consequently, we failed to design and implement effective control activities related to (1) the tracking and accounting for customer product returns; and (2) accounting for accounts receivable related to sales returns with a significant customer, as of December 31, 2017.

The control deficiencies described above resulted in an immaterial misstatement to net sales, accounts receivable, cost of goods sold, and inventory as of and for the year ended December 31, 2017, which was corrected prior to issuance of the 2017 consolidated financial statements in this report. The control deficiencies described above created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected in a timely basis. As a result, management concluded that the deficiencies represent a material weakness and accordingly our internal control over financial reporting was not effective as of December 31, 2017.
Our independent registered public accounting firm, KPMG LLP, has issued an adverse report on the effectiveness of our internal control over financial reporting, which is included at 9A.6 below.
3.Changes in Internal Control Over Financial Reporting
Except for the identification of the material weakness noted above during the fourth quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4.Remediation Plan
We will execute the following steps in 2018 to remediate the aforementioned material weakness in our internal control over financial reporting:

•	Enhance our control environment by establishing appropriate authorities and responsibilities in alignment with the objectives of internal control over financial reporting;

•	Implement a cross functional risk assessment process to identify and assess changes in the business that could significantly impact internal control over financial reporting;

•	Design and implement control activities over the customer returns process;

•	Design and implement control activities over the management of accounts receivable transactions due to the growth of the Company; and

•	Evaluate whether control activities can be automated to replace manual processes.
5.Inherent Limitations on Effectiveness of Controls
Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
6.REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and board of directors
ZAGG Inc:
Opinion on Internal Control Over Financial Reporting
We have audited ZAGG Inc’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated March 14, 2018 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the control environment, risk assessment and control activities related to customer product returns and accounts receivable as of December 31, 2017 has been identified and included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.2). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Salt Lake City, Utah
March 14, 2018

ITEM 9B.	OTHER INFORMATION
None.
PART III
Items 10, 11, 12, 13 and 14 in Part III of this report are incorporated herein by reference to our definitive proxy statement for our 2018 Annual Meeting of Stockholders. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2017, pursuant to Regulation 14A of the Exchange Act.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
15(a)(1). Financial Statements.
The following Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report:

15(a)(2). Financial Statement Schedules.
All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

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

3.1	Certificate of Incorporation of ZAGG Inc (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 14, 2016 and incorporated herein by this reference).

3.2	Bylaws of ZAGG Inc (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 14, 2016 and incorporated herein by this reference).

3.3	Amendment to Bylaws of ZAGG Inc (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on July 19, 2016 and incorporated herein by this reference).

10.1*	ZAGG Incorporated 2007 Stock Incentive Plan (previously filed as an exhibit to an Annual Report on Form 10-K filed with the Commission on November 14, 2007 and incorporated herein by this reference).

10.2*
ZAGG Inc Amended and Restated 2013 Equity Incentive Plan (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 23, 2017 and incorporated herein by this reference).

10.3	Form of ZAGG Inc Restricted Stock Unit Award Agreement

10.4	Form of ZAGG Inc Performance Stock Unit Award Agreement

10.5
Amendment to Code of Business Conduct and Ethics, effective as of November 13, 2014 (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on November 19, 2014 and incorporated herein by this reference).

10.6*
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

10.8*
First Amendment to Change of Control Addendum, dated March 9, 2017, between ZAGG Inc and Randall Hales (previously filed as an exhibit to an Annual Report on Form 10-K filed with the Commission on March 9, 2017 and incorporated herein by reference).

10.9*
Employment Agreement, dated June 11, 2015, between ZAGG Inc and Brad Holiday (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 11, 2015 and incorporated herein by this reference).

10.10*
Change of Control Addendum, dated June 11, 2015, between ZAGG Inc and Brad Holiday (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 11, 2015 and incorporated herein by this reference).

10.11*	Change of Control Addendum, dated March 13, 2018, between ZAGG Inc and Brad Holiday

10.12*
Employment Agreement, dated March 7, 2018, between ZAGG Inc and Chris Ahern (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 7, 2018 and incorporated herein by this reference).

10.13*	Change of Control Addendum, dated January 5, 2017 between ZAGG Inc and Chris Ahern

10.14*	Change of Control Addendum, dated March 13, 2018, between ZAGG Inc and Chris Ahern

10.15*
Employment Agreement, dated March 7, 2018, between ZAGG Inc and Brian Stech (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 7, 2018 and incorporated herein by this reference).

10.16*	Change of Control Addendum, dated March 7, 2018, between ZAGG Inc and Brian Stech.

10.17
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

10.31
Third Amendment Agreement, dated July 17, 2017, by and among ZAGG Inc, KeyBank National Association, ZB, N.A. dba Zions First National Bank and JP Morgan Chase Bank, N.A. (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on July 17, 2017 and incorporated herein by this reference).

10.32
Revolving Credit Note, dated July 17, 2017, by ZAGG Inc to KeyBank National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on July 17, 2017 and incorporated herein by this reference).

10.33
Revolving Credit Note, dated July 17, 2017, by ZAGG Inc to ZB, N.A. dba Zions First National Bank (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on July 17, 2017 and incorporated herein by this reference).

10.34
Revolving Credit Note, dated July 17, 2017, by ZAGG Inc to JPMorgan Chase Bank, N.A. (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on July 17, 2017 and incorporated herein by this reference).

10.35
Third Amendment Administrative Agent Fee Letter, dated July 17, 2017, between ZAGG Inc and KeyBank National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on July 17, 2017 and incorporated herein by this reference).

10.36
Third Amendment Closing Fee Letter, dated July 17, 2017, between ZAGG Inc and KeyBank National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on July 17, 2017 and incorporated herein by this reference).

21.1	List of subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

ITEM 16.	FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAGG INC

Dated: March 14, 2018	By:	/s/ CHRIS AHERN
Chris Ahern CEO & Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 14, 2018	By:	/s/ CHRIS AHERN
Chris Ahern CEO & Director (Principal Executive Officer)

Dated: March 14, 2018	By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: March 14, 2018	By:	/s/ CHERYL LARABEE
Cheryl Larabee Chairperson

Dated: March 14, 2018	By:	/s/ DAN MAURER
Dan Maurer Director

Dated: March 14, 2018	By:	/s/ TODD HEINER
Todd Heiner Director

Dated: March 14, 2018	By:	/s/ SCOTT STUBBS
Scott Stubbs Director

ZAGG INC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
ZAGG Inc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ZAGG Inc and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2010.

Salt Lake City, Utah
March 14, 2018

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$24,989	$11,604
Accounts receivable, net of allowances of $734 and $824	123,220	83,835
Inventories	75,046	72,769
Prepaid expenses and other current assets	4,547	3,414
Income tax receivable	—	2,814
Total current assets	227,802	174,436

Property and equipment, net of accumulated depreciation of $12,540 and $18,371	13,444	17,755
Goodwill	12,272	12,272
Intangible assets, net of accumulated amortization of $66,639 and $55,298	39,244	53,362
Deferred income tax assets	24,403	50,363
Other assets	3,426	2,541
Total assets	$320,591	$310,729

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$96,472	$85,022
Income tax payable	2,052	—
Accrued liabilities	10,515	22,216
Sales returns liability	32,189	28,373
Accrued wages and wage related expenses	5,652	6,169
Deferred revenue	315	273
Line of credit	23,475	31,307
Current portion of long-term debt, net of deferred loan costs of $141 and $65	13,922	10,484
Total current liabilities	184,592	183,844

Non-current portion of long-term debt, net of deferred loan costs of $0 and $141	—	9,623
Total liabilities	184,592	193,467

Stockholders' equity
Common stock, $0.001 par value; 100,000 shares authorized; 34,104 and 33,840 shares issued	34	34
Additional paid-in capital	96,145	92,782
Accumulated other comprehensive loss	(348)	(2,114)
Treasury stock, 6,065 and 5,831 common shares at cost	(37,637)	(36,145)
Retained earnings	77,805	62,705

Total stockholders' equity	135,999	117,262
Total liabilities and stockholders' equity	$320,591	$310,729
See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015

Net sales	$519,495	$401,857	$269,311
Cost of sales	350,497	274,255	167,627
Gross profit	168,998	127,602	101,684

Operating expenses:
Advertising and marketing	11,101	12,440	10,436
Selling, general and administrative	105,398	96,229	56,752
(Gain) loss on disputed mophie purchase price	(6,967)	24,317	—
Transaction costs	725	2,591	179
Impairment of intangible asset	1,959	—	—
Amortization of long-lived intangibles	12,047	13,385	8,453
Total operating expenses	124,263	148,962	75,820

Income (loss) from operations	44,735	(21,360)	25,864

Other income (expense):
Interest expense	(2,081)	(1,851)	(97)
Other income (expense)	698	(348)	(69)
Total other expense	(1,383)	(2,199)	(166)

Income (loss) before provision for income taxes	43,352	(23,559)	25,698

Income tax (provision) benefit	(28,252)	7,972	(10,111)

Net income (loss)	$15,100	$(15,587)	$15,587

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share	$0.54	$(0.56)	$0.54
Diluted earnings (loss) per share	$0.53	$(0.56)	$0.54
See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015

Net income (loss)	15,100	(15,587)	15,587

Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	1,766	(517)	(702)

Total other comprehensive income (loss)	1,766	(517)	(702)

Comprehensive income (loss)	$16,866	$(16,104)	$14,885
See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Note Receivable Collateralized By Stock	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balances, December 31, 2014	32,686	$33	$85,154	$(895)	$(348)	$(19,576)	$62,705	$127,073

Net income	—	—	—	—	—	—	15,587	15,587
Other comprehensive loss	—	—	—	(702)	—	—	—	(702)

Purchase of 2,030 shares of treasury stock	—	—	—	—	—	(14,930)	—	(14,930)
Foreclosure of 80 shares of stock collateralizing note receivable	—	—	—	—	348	(688)	—	(340)
Option exercises	118	—	168	—	—	—	—	168
Warrant exercises	45	—	38	—	—	—	—	38
Restricted stock release	349	—	—	—	—	—	—	—
Consideration for acquisition of patent	21	—	198	—	—	—	—	198
Stock-based compensation expense	—	—	3,893	—	—	—	—	3,893
Payment of withholding taxes on restricted stock units	—	—	(724)	—	—	—	—	(724)
Excess tax benefit (shortfall) related to share-based payments	—	—	256	—	—	—	—	256
Balances, December 31, 2015	33,219	$33	$88,983	$(1,597)	$—	$(35,194)	$78,292	$130,517

Net loss	—	—	—	—	—	—	(15,587)	(15,587)
Other comprehensive loss	—	—	—	(517)	—	—	—	(517)

Purchase of 152 shares of treasury stock	—	—	—	—	—	(951)	—	(951)
Option exercises	21	—	—	—	—	—	—	—
Warrant exercises	7	—	54	—	—	—	—	54
Restricted stock release	589	1	—	—	—	—	—	1
Employee stock purchase plan release	4	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,830	—	—	—	—	3,830
Payment of withholding taxes on restricted stock units	—	—	(630)	—	—	—	—	(630)
Excess tax benefit (shortfall) related to share-based payments	—	—	545	—	—	—	—	545
Balances, December 31, 2016	33,840	$34	$92,782	$(2,114)	$—	$(36,145)	$62,705	$117,262

Net income	—	—	—	—	—	—	15,100	15,100
Other comprehensive income	—	—	—	1,766	—	—	—	1,766

Purchase of 234 shares of treasury stock	—	—	—	—	—	(1,492)	—	(1,492)
Restricted stock release	262	—	—	—	—	—	—	—
Employee stock purchase plan release	2	—	29	—	—	—	—	29
Stock-based compensation expense	—	—	3,602	—	—	—	—	3,602
Payment of withholding taxes on restricted stock units	—	—	(268)	—	—	—	—	(268)
Balances, December 31, 2017	34,104	$34	$96,145	$(348)	$—	$(37,637)	$77,805	$135,999
See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars and shares in thousands)

	For the Years Ended December 31,
	2017	2016	2015

Cash flows from operating activities
Net income (loss)	$15,100	$(15,587)	$15,587
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	3,602	3,830	3,893
Excess tax costs (benefits) related to share-based payments	—	(641)	256
Depreciation and amortization	21,889	22,271	12,933
Loss on disposal of property and equipment	34	—	—
Reduction in reserve on note receivable upon foreclosure recovery	—	—	(639)
Deferred income taxes	14,168	(7,972)	(1,162)
Revaluation of deferred income taxes from U.S. tax reform	11,806	—	—
Amortization of deferred loan costs	263	202	60
Impairment of intangible asset	1,959	—	—
(Gain) loss on disputed mophie purchase price	(6,967)	24,317	—
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable, net	(38,093)	(11,587)	18,383
Inventories	(906)	(2,198)	2,064
Prepaid expenses and other current assets	(1,113)	422	(651)
Other assets	(928)	(330)	551
Accounts payable	10,677	14,094	(14,635)
Income taxes receivable (payable)	4,866	9,994	(7,366)
Accrued liabilities	(4,505)	2,836	(3,410)
Accrued wages and wage related expenses	(517)	1,819	(356)
Deferred revenue	42	246	(162)
Sales returns liability	3,719	(9,037)	(814)
Other	(1,022)	—	—

Net cash provided by operating activities	34,074	32,679	24,532

Cash flows from investing activities
Purchase of property and equipment (net of business acquired)	(5,766)	(8,633)	(4,910)
Proceeds from disposal of equipment	29	—	—
Purchase of mophie, net of cash acquired	—	(74,743)	—

Net cash used in investing activities	(5,737)	(83,376)	(4,910)

Cash flows from financing activities
Payment of debt issuance costs	(157)	(1,144)	—
Proceeds from revolving credit facility	434,826	336,391	9,871
Payments on revolving credit facility	(442,659)	(305,084)	(9,871)
Proceeds from term loan facility	—	25,000	—
Payments on term loan facility	(6,250)	(4,688)	—

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars and shares in thousands)

Purchase of treasury stock	(1,492)	(951)	(14,930)
Payment of withholdings tax on restricted stock units	(268)	(630)	(724)
Proceeds from exercise of warrants and options	29	54	207
Excess tax costs (benefits) related to share-based payments	—	641	(256)

Net cash provided by (used in) financing activities	(15,971)	49,589	(15,703)

Effect of foreign currency exchange rates on cash and cash equivalents	1,019	(290)	(378)

Net increase (decrease) in cash and cash equivalents	13,385	(1,398)	3,541

Cash and cash equivalents at beginning of the period	11,604	13,002	9,461

Cash and cash equivalents at end of the period	$24,989	$11,604	$13,002

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1,776	$1,497	$46
Cash paid (refunded) during the period for taxes, net	$(2,174)	$(9,521)	$18,710
See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars and shares in thousands)

Supplemental schedule of noncash investing and financing activities
For the year ended December 31, 2017:
Purchase of $492 in fixed assets financed through accounts payable.
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

ZAGG INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)
(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
ZAGG Inc and its subsidiaries (“we,” “us,” “our,” “ZAGG,” or the “Company”) are innovation leaders in mobile tech accessories for smartphones and tablets. For over 10 years, ZAGG has developed creative product solutions that enhance and protect mobile devices for consumers around the world. The Company has an award-winning product portfolio that includes screen protection, power cases, power management, wireless charging, personal audio, mobile keyboards, cases, and social tech sold under the ZAGG, InvisibleShield, mophie, and IFROGZ brands.
In June 2011, ZAGG acquired IFROGZ, an audio and protective case company, which expanded the ZAGG product lines beyond screen protection and keyboards.
In March 2016, ZAGG acquired mophie inc. ("mophie"), a leader in the power management and power case categories. This acquisition further diversified the ZAGG product lines into key growth product categories. The results of operations of mophie are included in the Company's results of operations beginning on March 3, 2016.
Use of estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates include the inventory write-downs, sales returns liability, and income taxes. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate an adjustment is necessary.
Principles of consolidation
The consolidated financial statements include the accounts of ZAGG Inc and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Cash equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors at December 31, 2017 and 2016 totaled $116 and $264, respectively. Cash equivalents as of December 31, 2017 and 2016, consisted primarily of money market fund investments and amounts receivable from credit card processors.
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
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management regularly evaluates the allowance for doubtful accounts considering historical losses adjusted to take into account current market conditions, customers’ financial condition, receivables in dispute, receivables aging, and current payment patterns. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Payments subsequently received on written-off receivables are credited to bad debt expense in the period of recovery.
The following summarizes the activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Balance at beginning of year	$824	$568	$1,910
Additions charged to expense	339	599	243
Assumed in acquisition of mophie	—	91	—
Write-offs charged against the allowance	(444)	(430)	(1,585)
Foreign currency translation gain (loss)	15	(4)	—
Balance at end of year	$734	$824	$568
Inventories
Inventories, consisting primarily of finished goods and raw materials, are valued at the lower of cost, determined on a first in, first out basis, or net realizable value. Management performs periodic assessments to determine the existence of obsolete, slow moving, and non-saleable inventories, and records necessary write-downs in cost of sales to reduce such inventories to net realizable value. Once established, the original cost of the inventory less the related inventory write down represents the new cost basis of such products.
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
Goodwill
At least annually and when events and circumstances warrant an evaluation, we perform our impairment assessment of goodwill. This assessment initially permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the impairment test for the reporting unit.
If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the impairment analysis is performed, which incorporates a fair-value based approach. We determine the fair value of our reporting units based on discounted cash flows and market approach analyses as considered necessary. We consider factors such as the economy, reduced expectations for future cash flows coupled with a decline in the market price of our stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit.
Intangible assets
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
Revenue recognition
The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred or risk of loss has transferred to the customer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities. The Company’s revenue is derived from sales of our products through our indirect channel, including retailers and distributors; through our direct channel, including www.ZAGG.com and www.mophie.com and our corporate-owned and third-party-owned mall kiosks and ZAGG-branded stores; and from the franchise fees derived from the onboarding of new franchisees. For product sales, our standard shipping terms are FOB shipping point, and we record revenue when the product is shipped, net of estimated returns and discounts. For some customers, the contractual shipping terms are FOB destination. For these shipments, we record revenue when the product is delivered, net of estimated returns and discounts as risk of loss has transferred to the customer at this point. For franchise fees, we recognize revenue on a straight-line basis over the franchise term. The Company records revenue from royalty agreements in the period in which the royalty is earned.
Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to our customers are recognized as a reduction of the related sale price, and, therefore are a reduction in sales.
Allowance for sales returns, warranty, and other credits
For product sales, the Company records revenue, net of estimated returns and discounts, when delivery has occurred, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Our return policy allows end users and certain retailers rights to return purchased products. In addition, the Company generally provides the ultimate consumer a warranty with each product. Due to the nature of the screen protection product line, end user returns for screen protection are generally not salvageable and are not included in inventory. We estimate a reserve for sales returns, warranty, and other credits, and record the estimated reserve amount as a reduction of sales, and as a sales return reserve liability. When product is returned and is expected to be resold, as is the case with returns of packaged screen protection, keyboards, audio products, cases, and power products, the impact is recorded as a reduction of revenues and cost of sales, and the return information is incorporated into the calculation of the sales return reserve liability. The sales returns and warranty reserve requires management to make estimates regarding return rates for sales and warranty returns. Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales return and warranty reserve.
The following summarizes the activity in the Company’s sales return, warranty, and other credits liability for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Balance at beginning of year	$28,373	$7,849	$8,674
Additions charged to sales	90,018	92,868	43,320
Assumed in acquisition of mophie	—	29,584	—
Sales returns & warranty claims charged against reserve	(86,299)	(101,928)	(44,145)
Foreign currency translation loss	97	—	—
Balance at end of year	$32,189	$28,373	$7,849

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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which significantly revises the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs, among other things.
The Company re-measured certain deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of our deferred tax balance was a tax expense of $11,806.
The Company accrued a reasonable estimate of $547 of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings. This amount includes the projected effect of foreign tax credits as well as projected state tax effects.
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
The Company has foreign subsidiaries that conduct or support its business outside the United States. The Company’s intention before enactment of the Tax Act was to permanently reinvest these earnings, thereby indefinitely postponing their remittance to the U.S. This will continue to be the Company’s intention. The Company recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax expense of $547. The Company will continue to evaluate the impact of the tax law change as it relates to its foreign entities. Future foreign earnings will be taxed according to regulatory calculations in the period earned or eligible for a 100% dividends received deduction. No additional income taxes or withholding taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
Stock-based compensation
The Company recognizes stock-based compensation expense in its consolidated financial statements for restricted stock unit awards granted to employees. Equity-classified awards are measured at the grant date fair value of the award. The fair value of restricted stock is measured on the grant date based on the quoted closing market price of the Company’s common stock. The Company recognizes compensation expense net of estimated forfeitures on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. The Company recognizes compensation expense on a straight-line basis for those performance-based awards that management estimates the performance criteria are probable to be achieved. No compensation expense is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.
Advertising and marketing
General advertising is expensed as incurred. Advertising allowances provided to retailers are recorded as an expense at the time of the related sale if the Company receives an identifiable benefit in exchange for the consideration and has evidence of fair value for the advertising; otherwise, the allowance is recorded as a reduction of revenue. Advertising expenses for the years ended December 31, 2017, 2016 and 2015 were $11,101, $12,440 and $10,436, respectively.
Foreign currency translation and transactions
The Company’s primary operations are at the parent level which uses the U.S. dollar (USD) as its functional currency. The Euro is the functional currency of the Company’s foreign subsidiaries in Ireland and the Netherlands, while the Renminbi is the functional currency of the Company’s subsidiary in China. Accordingly, assets and liabilities for these subsidiaries are translated into USD using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recorded as a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in income as a component of other income (expense) in the consolidated statements of operations and totaled $590, $(144) and $52 for the years ended December 31, 2017, 2016 and 2015, respectively.
Earnings (loss) per share

ZAGG INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) attributable to stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if restricted stock units, stock options, warrants or other common stock equivalents were released, exercised or otherwise converted into common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method.
The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Net (loss) income	$15,100	$(15,587)	$15,587
Weighted average shares outstanding:
Basic	27,996	28,006	28,773
Dilutive effect of stock options, restricted stock, and warrants	411	—	316
Diluted	28,407	28,006	29,089
Earnings (loss) per share:
Basic	$0.54	$(0.56)	$0.54
Dilutive	$0.53	$(0.56)	$0.54
For the year ended December 31, 2017, 2016, and 2015, restricted stock units, warrants, or stock options to purchase 19, 815, and 250 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the effect would be anti-dilutive.
Business combinations
We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engaged an independent third-party valuation firm to assist us in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased classes of intangible assets recorded by us include tradenames, technology, customer relationships, non-compete agreements, and backlog. The fair values assigned to the identified intangible assets are discussed in Note 5 to the consolidated financial statements.
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
Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. The ASU also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The ASU may be adopted utilizing one of two methods. The first method is to adopt the ASU by recording the effect of the guidance in the ASU retrospectively to each prior period presented in the period of adoption. The second method is to adopt the ASU by recording the effect of the guidance in the ASU retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of this ASU. This deferral was issued by the FASB in ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date”. As a result of ASU No. 2015-14 the Company expects that it will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients”. The amendments and practical expedients presented in the ASU aim to simplify the transition to the new standard, to provide practical expedients for transition and sales taxes, and to clarify certain aspects of the standard. The Company will adopt the ASU on January 1, 2018, using the modified retrospective approach, with the cumulative effect of initially adopting the new standard recognized in retained earnings at the date of adoption. For most of the Company’s revenue arrangements, no significant impacts are expected as these transactions are not accounted for under industry-specific guidance that will be superseded by the ASU and generally consist of a single performance obligation to transfer promised goods or services. The Company does not expect the adoption of the ASU to have a material impact on its consolidated results of operations. However, provisions for post-invoice sales discounts and miscellaneous credits will be recognized on a gross basis as sales return liability and the estimated cost of inventory associated with the provision for sales returns will be recorded on a gross basis within prepaid expenses and other current assets on the consolidated balance sheets. Additionally, the Company expects increased disclosure of its revenue by key product lines, key distribution channels, judgments and changes in judgments.

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
(2) INVENTORIES
Inventory consisted of the following components at December 31, 2017 and 2016:

	2017	2016
Finished goods	$74,734	$72,490
Raw materials	312	279
Total inventories	$75,046	$72,769
Included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at December 31, 2017 and 2016 of $1,906 and $437, respectively.
(3) PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following at December 31, 2017 and 2016:

	Useful Lives	2017	2016
Computer equipment and software	2 to 5 years	$2,163	$3,634
Equipment and molds	2 to 10 years	12,395	16,609
Furniture and fixtures	1 to 7 years	1,824	3,409
Automobiles	5 years	126	230
Building and improvements	40 years	3,332	2,270
Land		325	325
Leasehold improvements	1 to 5 years	5,819	9,649
		25,984	36,126
Less accumulated depreciation and amortization		(12,540)	(18,371)

Property and equipment, net		$13,444	$17,755

ZAGG INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

(4) GOODWILL AND INTANGIBLE ASSETS
Goodwill
There was no change in goodwill during the year ended December 31, 2017 with a balance at December 31, 2017 of $12,272. During the year ended December 31, 2016, goodwill changed from $0 to $12,272 due to the Company’s acquisition of mophie on March 3, 2016. The following table summarizes the changes in goodwill during 2016:

Balance at December 31, 2015	$—
Increase due to acquisitions	12,272
Balance at December 31, 2016	$12,272
The Company noted no impairment of goodwill for the year ended December 31, 2017.
Long-lived Intangibles

	December 31, 2017
	Gross Carrying Amount	Impairments	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Customer relationships	$49,700	$—	$(40,441)	$9,259	7.5 years
Tradenames	31,269	—	(13,415)	17,854	9.8 years
Patents and technology	21,228	(2,777)	(7,470)	10,981	8.8 years
Non-compete agreements	5,896	—	(4,759)	1,137	4.9 years
Other	567	—	(554)	13	2.4 years
Total amortizable assets	$108,660	$(2,777)	$(66,639)	$39,244	8.2 years

	December 31, 2016
	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period
Customer relationships	$41,500	$8,200	$(35,088)	$14,612	7.5 years
Tradenames	12,921	18,348	(9,763)	21,506	9.8 years
Patents and technology	6,003	15,225	(5,501)	15,727	8.8 years
Non-compete agreements	4,100	1,796	(4,399)	1,497	4.9 years
Other	324	243	(547)	20	2.4 years
Total amortizable assets	$64,848	$43,812	$(55,298)	$53,362	8.2 years
On April 11, 2017, the Company received a final court order stating that the claims of one of its patents were either unpatentable or cancelled. Accordingly, management determined that the patent’s carrying value was not recoverable through future cash flows and was impaired as of March 31, 2017. Consequently, the Company recorded an impairment loss consisting of a reduction of gross carrying amount of $2,777, accumulated amortization of $818, and net carrying value of $1,959 to reduce the net carrying value of the cancelled patent to $0.
Customer relationships, trademarks, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful lives, which results in accelerated amortization. The remaining long-lived intangible assets are amortized using the straight-line method over their estimated useful life. For the years ended December 31, 2017, 2016, and 2015 amortization expense was $12,159, $13,495, and $8,562, respectively. Amortization expense was primarily recorded as a component of operating expense, however, amortization expense related to acquired technology for the years ended December 31, 2017, 2016, and 2015 of $112, $110, and $109, respectively, was recorded as a component of cost of sales.

ZAGG INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Estimated future amortization expense for long-lived intangibles is as follows:

2018	$11,171
2019	9,122
2020	6,454
2021	3,876
2022	2,766
Thereafter	5,855
Total	$39,244
(5) ACQUISITION OF MOPHIE INC.
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
The Company purchased mophie for total gross up-front consideration of $100,000 in cash, subject to an adjustment based on the estimated and actual net working capital of mophie as of the Acquisition Date. The Merger Agreement included an earn-out provision whereby additional consideration could be paid based on whether mophie’s 12-month Adjusted EBITDA (as defined in the Merger Agreement) from April 1, 2016 to March 31, 2017 (the “Earnout Period”) exceeded $20,000 (the "Earnout Consideration"). mophie's 12-month Adjusted EBITDA did not exceed $20,000 and thus no additional earn-out consideration was earned or paid.
In addition to the Earnout Consideration, the Merger Agreement identified three other contingent payments (the “Contingent Payments”) to be remitted to the Principal Shareholders upon receipt of such funds by ZAGG after the Acquisition Date, subject to any applicable offset rights of ZAGG under the Merger Agreement:

•	Federal and state tax refunds due to the Company related to 2012 and 2013 tax years;

•	Customs and duties refunds for pre-closing overpayments of customs and duties amounts to governmental agencies; and

•	Proceeds from the sale of real property located in Kalamazoo, Michigan.
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
At the Acquisition Date, mophie’s estimated closing balance sheet reflected negative working capital of $23,478. Upon completion of the procedures to evaluate the working capital account, ZAGG determined that the closing balance sheet reflected actual closing negative working capital and losses from breaches of representations, warranties and covenants that directly impacted current assets and current liabilities in the aggregate amount of $49,795, resulting in an additional actual closing working capital deficit and loss claims in the amount of $26,317. As described in Note 12, the Company commenced procedures to recover the amounts related to the aggregate net working capital deficit and losses from breaches of representations and warranties from the Principal Shareholders. This matter was ultimately settled on October 31, 2017.
The following summarizes the components of the purchase consideration as of March 3, 2016:

	Preliminary Allocation March 3, 2016	Adjustments to Working Capital and Fair Value	Final Allocation March 3, 2016
Cash consideration	$100,000	$—	$100,000
Negative working capital at Acquisition Date	(23,478)	—	(23,478)
Additional negative working capital deficit	—	(26,317)	(26,317)
Contingent payments	11,283	856	12,139
Total purchase price	$87,805	$(25,461)	$62,344

ZAGG INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The total purchase price of $62,344 was allocated to identifiable assets acquired and liabilities assumed based on their respective fair values. The total purchase price was adjusted during the third quarter of 2016 because of (1) additional information related to the working capital reflected in the closing balance sheet and estimate of fair value of the assets acquired and liabilities assumed and (2) the determination that the fair value of the Earnout Consideration is insignificant. The excess of the purchase price over the fair value of tangible and intangible assets acquired and liabilities assumed was recorded as goodwill.
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

ZAGG INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

The following table summarizes the purchase price allocation as of March 3, 2016:

	Preliminary Purchase Price Allocation March 3, 2016	Adjustments to Working Capital and Fair Value	Final Purchase Price Allocation March 3, 2016
Cash and cash equivalents	$1,779	$—	$1,779
Trade receivables	13,483	(660)	12,823
Inventories	32,335	(10,010)	22,325
Inventory step-up	6,937	(4,351)	2,586
Prepaid expenses	485	215	700
Other assets	200	173	373
Income tax receivable	10,958	856	11,814
Deferred tax assets	24,925	(8,757)	16,168
Property and equipment	10,191	—	10,191
Land held for sale	325	—	325
Amortizable identifiable intangible assets	45,463	(1,651)	43,812
Goodwill	14,092	(1,820)	12,272
Accounts payable	(34,228)	(3,131)	(37,359)
Income tax payable	(196)	—	(196)
Accrued liabilities	(5,185)	22	(5,163)
Deferred revenue	(800)	791	(9)
Sales returns liability	(14,468)	(15,116)	(29,584)
Deferred tax liabilities	(17,978)	17,978	—
Other noncurrent liabilities	(513)	—	(513)
Total	$87,805	$(25,461)	$62,344
The 2016 adjustments to working capital represented in the table above consist of (1) the additional actual closing working capital deficit of $26,317 and (2) adjustments to fair value of $856.
As part of the acquisition of mophie, the Company incurred legal, accounting, investment banking and other due diligence fees that were expensed when incurred. Total fees incurred related to the acquisition of mophie for the years ended December 31, 2017 and 2016 were $725 and $2,591, respectively, which are included as a component of operating expenses on the consolidated statement of operations.
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
For the 12 months ended December 31, 2016 and 2015, pro forma net loss includes pro forma amortization expense of $6,770 and $7,432, respectively. In addition, the Company included interest from the new credit facility and amortization of debt issuance costs for the 12 months ended December 31, 2016 and 2015 of $1,753 and $1,924, respectively. Material non-recurring adjustments excluded from the pro forma financial information for the 12 months ended December 31, 2015 consists of the $2,586 step up of mophie inventory to its fair value, which has been recorded as an unfavorable adjustment to cost of goods sold during 2016 following the acquisition date.
The unaudited pro forma results do not reflect events that either have occurred or may occur after the Merger, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods.
(6) INCOME TAXES

ZAGG INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Income (loss) from continuing operations before taxes for the years ended December 31, 2017, 2016, and 2015 consisted of the following:

	2017	2016	2015
US operations	$37,850	$(22,220)	$26,852
Foreign operations	5,502	(1,339)	(1,154)
Total	$43,352	$(23,559)	$25,698
The components of income tax benefit (provision) for the years ended December 31, 2017, 2016 and 2015, are:

	2017	2016	2015
Current benefit (provision):
Federal	$(779)	$(89)	$(9,429)
State	(532)	138	(1,783)
Foreign	(786)	(31)	(61)
Total current	(2,097)	18	(11,273)
Deferred benefit (provision):
Federal	(25,919)	7,612	973
State	(345)	342	189
Foreign	109	—	—
Total deferred	(26,155)	7,954	1,162
Total benefit (provision)	$(28,252)	$7,972	$(10,111)
The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Tax at statutory rate (35%)	(15,173)	8,246	(8,994)
State tax, net of federal tax benefit	(1,217)	1,041	(1,089)
Non-deductible expense and other	(830)	333	116
Restricted stock units	(831)	—	—
Foreign tax rate differential	1,248	(491)	(464)
Domestic production activities deduction	—	—	459
Mandatory repatriation of foreign earnings	(547)	—	—
Return to provision adjustment	(212)	(36)	126
Reserve related to unrecognized tax benefits	107	(452)	(264)
Interest and penalties	(1)	(14)	(1)
Effect of federal rate change	(11,806)	—	—
Effect of state rate changes, net of federal tax benefit	1,010	(655)	—
	(28,252)	7,972	(10,111)
On December 22, 2017, the U.S. President signed into law a sweeping tax reform bill known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which significantly revises the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs, among other things.
Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Accordingly, the Company recorded the following reasonable estimates of the tax impact in its earnings for the year ended December 31, 2017.

ZAGG INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

•
For the year ended December 31, 2017, the Company accrued a reasonable estimate of $547 of tax expense for the Tax Act’s one-time transition tax on the foreign subsidiaries’ accumulated, unremitted earnings. This amount includes the projected effect of foreign tax credits as well as projected state tax effects.

•
For the year ended December 31, 2017, the Company accrued $11,806 in provisional tax expense related to the net change in deferred tax assets stemming from the Tax Act’s reduction of the U.S. federal tax rate from 35% to 21%.

The Tax Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries and a base erosion anti-abuse tax (“BEAT”) measure that taxes certain payments between a U.S. corporation and its subsidiaries. The Company will be subject to the GILTI and BEAT provisions effective beginning January 1, 2018 and is in the process of analyzing their effects, including how to account for the GILTI provision from an accounting policy standpoint.
The final impact on the Company from the Tax Act’s transition tax legislation may differ from the aforementioned reasonable estimates of $11,806 and $547 due to the complexity of calculating and supporting with primary evidence such U.S. tax attributes as accumulated foreign earnings and profits, foreign tax paid, and other tax components involved in foreign tax credit calculations for prior years. Such differences could be material, due to, among other things, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition tax's reasonable estimate.
Pursuant to the SAB118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. Accordingly, the Company accrued the transition tax of $547 and a tax expense related to the net change in deferred tax assets of $11,806 for 2017 based on the reasonable estimate guidance. The Company will continue to calculate the impact of the U.S. Tax Act and will record any resulting tax adjustments during 2018.
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We recorded a provisional adjustment to our U.S. deferred income taxes as of December 31, 2017 to reflect the reduction in the U.S. statutory tax rate from 35% to 21% resulting from the Tax Act. Significant components of our deferred tax assets and liabilities are as follows:

ZAGG INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$146	$286
Property and equipment	396	—
Deferred revenue	11	27
Inventories	7,265	12,724
Stock-based compensation	790	1,857
Sales returns accrual	4,343	7,788
Acquisition costs, net of amortization	116	191
Intangible assets	2,230	77
Goodwill	1,009	1,663
HzO investment	1,007	1,483
Capital loss carry-over	184	271
Reserve on note receivable	—	328
Net operating loss carryforward	3,338	21,313
Federal and state credit carryforwards	3,440	2,816
Other liabilities	1,586	1,619
Total gross deferred tax assets	25,861	52,443
Valuation allowance	(1,458)	(1,753)
Total deferred tax assets	$24,403	$50,690

Deferred tax liabilities:
Property and equipment	$—	$323
Other	—	4
Total gross deferred tax liabilities	—	327
Net deferred tax assets	$24,403	$50,363
The Company recorded a full valuation allowance against a deferred tax asset generated by potential capital losses on its investment in HzO. HzO is a development stage enterprise and given current operations and uncertainty of future profitability, management has determined that it is more likely than not that the deferred tax asset will not be realizable. Given this, a full valuation allowance at December 31, 2017 and 2016 of $1,007 and $1,483, respectively, has been recorded against this deferred tax asset. In addition, at December 31, 2017 and 2016, the Company recorded a full valuation allowance against deferred tax assets resulting from capital loss carry-overs of $184 and $271, respectively, as the Company determined that it was unlikely the capital loss carry-overs would be utilized. Additionally, a valuation allowance of $267 was recorded on California research and development credit carryforwards that were added upon the acquisition of mophie.
At December 31, 2017, we had federal net operating loss carryforwards of approximately $18,854, and state net operating loss carryforwards of $3,150, which may be used to offset future taxable income. The net operating loss carryforwards will expire on various dates from 2034 through 2036.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets, the Company considers all available positive and negative evidence, including but not limited to scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Additionally, we consider historical performance in our evaluation of the realizability of deferred tax assets, specifically, three years of cumulative operating income (loss). Weighing both the positive and negative evidence, management concludes no valuation allowance needs to be recorded at December 31, 2017 except for the items discussed above. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Moreover, historical data provides evidence of sustained profitability.
Immediately prior to the enactment of the Tax Act on December 22, 2017, the Company had approximately $3,608 of undistributed foreign earnings. Upon passage of the Tax Act, all $3,608 of undistributed foreign earnings became subject to U.S. federal tax. The Company recorded a provisional amount for our one-time transition tax liability for our foreign subsidiaries, resulting in an increase in income tax

ZAGG INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

expense of $547. This amount may change when we finalize both the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets. Future foreign earnings will be taxed according to regulatory calculations in the period earned or eligible for a 100% dividends received deduction. No additional income taxes or withholding taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.
The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. As of December 31, 2017 and 2016, the Company recorded a tax contingency of $2,278 and $2,230, respectively. The tax contingencies are primarily related to the Company's global tax strategy, certain transactions in foreign jurisdictions in prior periods, and research and development credits taken for federal and state purposes. Another component of the tax contingency relates to the mophie acquisition which relate to research and development credits taken for federal and state purposes. The tax contingencies, on a gross basis, are reconciled in the table below:

	2017	2016
Unrecognized tax benefits, as of January 1	$2,230	$1,265
Unrecognized tax benefits assumed in acquisition	—	513
Gross increases (decreases) – tax positions in current period	444	479
Gross increases (decreases) – prior year tax positions	58	—
Gross increases (decreases) – lapse of statute	(454)	(27)
Total benefit	$2,278	$2,230
As of December 31, 2017, the Company's liability related to unrecognized tax benefits was $2,278 of which $1,323 would impact the Company’s effective tax rate if recognized.
mophie, on a separate company basis, is currently under examination by the IRS for the years 2012 to 2015. The Company and the IRS have agreed to the audit findings, however, the audit is still subject to IRS Joint Committee review. The Company has agreed to the adjustments for the 2012 to 2015 years of the following: (1) an increase taxable income by $231 during the 2012 to 2014 period, (2) increase the research and development credit by $21 during the 2012 to 2014 period and (3) an adjustment of a $11,948 increase to taxable income in relation to bad debt reserve for the 2015 period. mophie is not currently under examination by any state tax authority, but remains subject to income tax examinations for each of its open tax years, which extend back to 2013 for federal income tax purposes and 2012 for state income tax purposes.
(7) FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
At December 31, 2017 and 2016, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, a line of credit, and a term loan. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these financial instruments. The carrying value of the debt balances approximate fair value because the variable interest rates reflect current market rates.
(8) DEBT AND LETTERS OF CREDIT
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
The Credit and Security Agreement provides for a lockbox and cash collateral account that will be maintained with KeyBank. Line of Credit funds are swept into the Company's operating account when funds are needed based on draws on the operating account. The Credit and Security Agreement is collateralized by substantially all of the assets of the Company. The Credit and Security Agreement establishes two debt covenants that are measured on a quarterly basis:

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

In connection with the establishment of the Credit and Security Agreement, the Company incurred and capitalized $1,144 of direct costs; $884 of the costs are related to the line of credit and as such are reflected as a component of other assets, and $260 was reflected as an offset to long-term debt in the consolidated balance sheet. For the years ended December 31, 2017 and 2016, the Company amortized $263 and $202 of these loan costs respectively, which are included as a component of interest expense in the consolidated statements of operations.
On July 17, 2017, ZAGG Inc, KeyBank National Association , Zions First National Bank, and JPMorgan Chase Bank, N.A. (collectively, the “Lenders”), and KeyBank, as the administrative agent for the Lenders, entered into a Third Amendment Agreement (“Amendment”), which amended the original Credit and Security Agreement as follows:

•	Increased the Maximum Revolving Amount, as defined in the Credit Agreement, from $85,000 to:

◦	$135,000 from July 17, 2017 to December 31, 2017;

◦	$110,000 from January 1, 2018 to May 31, 2018; and

◦	$100,000 from June 1, 2018, forward.

•	Expanded Permitted Foreign Subsidiary Loans, Guaranties and Investments, as defined in the Credit Agreement, to include:

◦	A $2,000 loan dated April 5, 2017, from the Company to ZAGG International Distribution Limited; and

◦
Any other loan or investment by the company or any domestic subsidiary of the Company in or to, or guaranty of indebtedness of, any foreign subsidiary of the Company for the period July 17, 2017, to March 31, 2018, in an aggregate amount not to exceed $8,000.

•	Increased the Letter of Credit Commitment, as defined in the Credit Agreement, from $7,500 to an aggregate amount of $40,000.

•
Increased the Borrowing Base, as defined the Credit Agreement, on a seasonal basis between August 1, 2017, and September 30, 2017, by $15,000, which seasonal increase to the Borrowing Base was subsequently extended by the Lenders to October 31, 2017.

In connection with the Amendment, the Company also entered into replacement revolving credit notes with each of the Lenders. As consideration for entering into the Amendment, the Company agreed to pay the administrative agent and Lenders total amendment and arrangement fees of $145, pursuant to the terms of an administrative agent fee letter and a closing fee letter entered into with KeyBank. The changes to the Credit and Security Agreement described above were made to support core-business opportunities.
Effective September 4, 2017, the Company directed KeyBank to establish an irrevocable standby letter of credit (“Letter of Credit”) to support purchases of inventory from a key supplier. The Credit Agreement requires that the face value of the Letter of Credit reduce the Borrowing Base under the existing Line of Credit.
From September 4, 2017, through September 17, 2017, the face value amount of the Letter of Credit was $10,000. From September 18, 2017, through February 28, 2018 (the end of the contractual period), the face value was increased to $25,000. The Company agreed to pay interest at an annual rate of 1.625% calculated on the face value amount and paid quarterly, which interest is classified in interest expense on the consolidated statement of operations. Fees incurred associated with setting up the Letter of Credit for the year ended December 31, 2017 is $157. Interest incurred for the available balance on the Letter of Credit for the year ended December 31, 2017 was $147. No draws on the Letter of Credit occurred as of December 31, 2017.
For the years ended December 31, 2017 and 2016, $129 and $65, respectively, in unused line fees had been incurred and was included as a component of interest expense in the consolidated statement of operations.
At December 31, 2017, the outstanding balance on the Line of Credit was $23,475. The interest rate on the Line of Credit was 3.00% for $20,000 of the balance, and 5.00% for $3,475 of the balance. At December 31, 2016, the outstanding balance on the Line of Credit was $31,307, and the interest rate on the entire balance on the Line of Credit was 2.21%.
At December 31, 2017, the weighted average interest rate on all outstanding borrowings under the Line of Credit was 3.30%. At December 31, 2016, the weighted average interest rate on all outstanding borrowings under the Line of Credit was 2.21%.

ZAGG INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

At December 31, 2017, the interest rate on the Term Loan was 3.38%, and the effective rate was 3.01%. At December 31, 2016, the interest rate on the Term Loan was 2.50% and effective rate was 3.16%.
The Credit and Security Agreement includes a clause requiring a mandatory prepayment of a portion of the Term Loan calculated as 25% of Excess Cash Flows (as defined in the Credit and Security Agreement) for the year ended December 31, 2017. Management performed the calculation as of December 31, 2017 and determined that a prepayment of $12,404 will be required under the terms of the Credit and Security Agreement, which will be due by April 15, 2018. The amount of the mandatory prepayment along with other scheduled monthly payments are included in the current portion of long-term debt, net of deferred loan costs on the consolidated balance sheet. For the year ended December 31, 2016, the excess cash flow prepayment of $4,299 which was due on June 30, 2017 was permanently waived by a consent letter from the Lenders on June 23, 2017.
Contractual future payments under the Credit and Security Agreement are as follows:

	Line of Credit	Term Loan	Total
2018	$—	$14,063	$14,063
2019	—	—	—
2020	23,475	—	23,475
Total	$23,475	$14,063	$37,538
(9) RESTRICTED STOCK
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
In April 2017, the compensation committee of the Company’s board of directors adopted, and in June 2017, the Company’s shareholders approved an amendment and restatement of the 2013 Plan (the “Amended Plan”). The Amended Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock, and restricted stock units can be awarded. The Amended Plan’s initial share reservation is 5,000 shares. The term of the plan is for 10 years from the date of original adoption of the Amended Plan. As of December 31, 2017, there were 2,498 shares available for grant under the Amended Plan.
Restricted Stock
Restricted stock awards are granted with a fair value equal to the ending stock price on the date of grant. A summary of the status of the Company’s restricted stock as of December 31, 2017, and changes during the year ended December 31, 2017, is presented below:

	Restricted Stock (In thousands)	Weighted-Average Grant Date Fair Value (Per share)
Outstanding at December 31, 2016	766	$7.89
Granted	604	8.26
Vested	(270)	7.13
Forfeited	(66)	7.98
Outstanding at December 31, 2017	1,034	$8.29
As of December 31, 2017, there was $5,072 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the stock incentive plans. That cost is expected to be recognized over a weighted-average period of approximately 1.2 years.
The estimated fair value of the restricted stock awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. The Company recognizes compensation expense on a straight-line basis for those performance-based awards that management estimates the performance criteria are probable to be achieved. During the years ended

ZAGG INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

December 31, 2017, 2016, and 2015, the Company recorded equity-based compensation expense of $3,602, $3,830, and $3,893, respectively, which is included as a component of selling, general and administrative expense. The tax benefit recognized on equity-based compensation expense for the years ended December 31, 2017, 2016, and 2015, was $1,378, $1,465, and $1,489, respectively. The tax benefit realized from vested restricted stock for the years ended December 31, 2017, 2016, and 2015, was $962, $2,119, and $1,014, respectively.
During the years ended December 31, 2017, 2016, and 2015, certain ZAGG employees elected to receive a net amount of shares upon the vesting of restricted stock grants in exchange for the Company incurring the tax liability for the fair value of the award on the vest date. This resulted in the Company recording $268, $630, and $724, respectively, as a reduction to additional paid-in capital.
(10) TREASURY STOCK
During the fourth quarter of 2015, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s outstanding common stock with no expiration date. The Company’s board of directors also authorized the use of a Rule 10b5-1 plan, which was put into place during the fourth quarter of 2016. The 10b5-1 plan was subsequently terminated during the first quarter of 2017.
As of December 31, 2017 and 2016, a total of $17,558 and $19,049 remained authorized under the stock repurchase program, respectively.
For the years ended December 31, 2017 and 2016, the Company purchased 234 and 152 shares, respectively, of ZAGG Inc common stock. Cash consideration paid for the purchase of ZAGG Inc common stock for the years ended December 31, 2017 and 2016 was $1,492 and $951, respectively, which included commissions paid to brokers of $9 and $6, respectively. For the years ended December 31, 2017 and 2016, the weighted average price per share was $6.35 and $6.27, respectively. The consideration paid has been recorded within stockholders’ equity in the consolidated balance sheet.
(11) DEFINED CONTRIBUTION PLAN
The Company offers a 401(k) plan for full-time employees that is effective on the first day of employment. The Company matches participant contributions of 100% up to 5% of an employees’ salary that is immediately vested. Costs recognized for the years ended December 31, 2017, 2016, and 2015 related to the employer 401(k) match totaled $1,298, $941, and $335, respectively.
(12) COMMITMENTS AND CONTINGENCIES
Operating leases
The Company leases office and warehouse space, office equipment, and a retail store location under operating leases that expire through 2025. Future minimum rental payments required under the operating leases at December 31, 2017 are as follows:

2018	$2,107
2019	1,594
2020	1,539
2021	1,465
2022	1,495
Thereafter	1,111
Total	$9,311
For the years ended December 31, 2017, 2016 and 2015, rent expense was $2,847, $3,190, and $1,642, respectively. Rent expense is recognized on a basis which approximates straight line over the lease term. Rent expense is recorded as a component of selling, general and administrative expense on the consolidated statement of operations.
Commercial Litigation
Daniel Huang, individually and as shareholder representative v. ZAGG Inc, Court of Chancery of the State of Delaware, C.A. No. 12842 (the “Huang Delaware Lawsuit”). On October 21, 2016, Daniel Huang, as the representative of the former mophie inc. shareholders, under the Merger Agreement as disclosed in Note 5, filed the Huang Delaware Lawsuit alleging that the Company breached the Merger Agreement by failing to pay certain contingent payments (the “Contingent Payments”) related to tax refunds and customs duty recoveries and seeking damages in an amount no less than $11,420. On December 16, 2016, the Company filed an Answer and Counterclaims in the lawsuit. In its Answer, the Company acknowledged its obligation under the Merger Agreement to make the Contingent Payments under certain circumstances, but averred that this obligation was subject to a right to withhold the tax refunds and customs duty recoveries received to date and, subject to the Court’s ruling on the Company’s Counterclaims, subsequently set-off its damages against the Contingent Payments. In its Answer, the Company denied that any payments were due at that time or that it was in breach of any provision of the Merger Agreement.

ZAGG INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Regarding the Counterclaims, after the closing of the merger, ZAGG discovered breaches of certain representations, warranties and covenants made by Huang and mophie that have resulted in damages exceeding $22,000.
On October 31, 2017, the Company and Daniel Huang as the representative of the former mophie inc. shareholders, entered into a settlement agreement (“Delaware Settlement Agreement”). The Delaware Settlement Agreement provides for a mutual general release of all claims asserted in the Huang Delaware Lawsuit, dismissal of the Huang Delaware Lawsuit with prejudice and that (1) the Company received the $2,000 in cash held in escrow in connection with the Merger Agreement, (2) the former mophie shareholders received $8,000 of the Contingent Payments in full settlement (“Settlement Amount”) of all claims asserted against the Company in the Huang Delaware Lawsuit, and (3) the Company retained the remaining Contingent Payments in full settlement of all claims asserted in the Counterclaim in the Huang Delaware Lawsuit, totaling $6,967. The difference between the Contingent Payments recorded in purchase accounting and the Settlement Amount was recorded as a gain on the disputed mophie purchase price:

Contingent payments recorded in purchase accounting	$12,139
Cash collected from duty recoveries	2,828
Total contingent payments in accrued liabilities	14,967
Settlement amount	8,000
Gain on disputed mophie purchase price	$6,967
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
The Company continues to retain rights under a representations and warranties insurance policy obtained at the time of the acquisition of mophie to seek reimbursement for payments of third party claims or to recover losses relating to breaches of mophie’s representations and warranties, except in respect of the claims released in connection the dismissal of the Huang Delaware Lawsuit and the Huang California Lawsuit. The Huang California Lawsuit was dismissed with prejudice.
Eric Stotz and Alan Charles v. mophie inc., U.S. District Court, Central District of California, Civil Action No. 2:16-cv-08898-GW-FFM. On January 13, 2017, Eric Stotz and Alan Charles, individually and on behalf of a purported class, filed a first amended class action complaint alleging that they purchased certain external battery packs and that the battery packs did not extend the life of the phones’ internal batteries as advertised and adversely affected the phones’ internal battery life. Plaintiffs allege violations of California’s unfair competition law, California’s Consumer Legal Remedies Act, New York’s unlawful deceptive acts and practices statute, and New York’s false advertising law.  The case was settled by the Company in January 2018.  The court ordered a dismissal with prejudice of all individual and putative class claims on January 23, 2018. The settlement amount is not considered material to the Company’s financial position, results of operations, or liquidity.
SEC Investigation
In the fourth quarter of 2012, the Company received requests to provide documentation and information to the staff of the SEC in connection with an investigation being conducted by the SEC's Salt Lake City office. The Company believes the investigation includes a review of the facts and circumstances surrounding former Chief Executive Officer Robert Pedersen's pledge and subsequent sale of Company shares and the fact that such pledges and sales were not disclosed in the Company's 2011 10-K filed on March 15, 2012, or 2012 Proxy filed on April 27, 2012. The Company responded to these requests and is cooperating with the staff although there has been no resolution to date.
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
The Company establishes reserves when a particular contingency is probable and estimable. The Company has not accrued for any loss as of December 31, 2017, in the consolidated financial statements as the Company does not consider a loss to be probable or estimable. The

ZAGG INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.
(13) CONCENTRATIONS
Concentration of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in cash accounts for the years ended December 31, 2017, 2016 and 2015.
At December 31, 2017, the balance of accounts receivable from two separate customers exceeded 10%: Superior Communications, Inc. (“Superior”) and Best Buy Co., Inc. (“Best Buy”). At December 31, 2016, the balance of accounts receivable from three separate customers exceeded 10%: Superior, Best Buy, and GENCO Distribution Systems, Inc. (“GENCO”).

	2017	2016
Superior	31%	32%
Best Buy	18%	22%
GENCO	7%	10%
No other customer account balances were more than 10% of accounts receivable at December 31, 2017 or 2016. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
Concentration of supplier
We do not directly manufacture any of our products, rather, we employ various third party manufacturing partners in the United States and Asia to perform these services on our behalf. The services employed by these third parties include the selection of sub-suppliers that provide raw materials and other components used in the manufacturing process. We have endeavored to use common components and readily available raw materials in the design of our products that can be sourced from multiple sub-suppliers. However, raw film used in our InvisibleShield film and InvisibleShield On-Demand (“ISOD”) products has been produced by a single supplier for many years. Our film supplier has contractually agreed to not sell the raw materials to any of our competitors.
Below is a high-level summary by product category of the manufacturing sources used by the Company:

•
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

•
Battery Cases and Power Management – Our battery case and power management product lines consists of power products that are designed to provide on-the-go power for tablets, smartphones, laptops, cameras, and virtually all other electronic mobile devices. Our power products are sourced from factories in Asia with battery expertise, each of which uses a number of sub-suppliers for raw materials and other components.

•
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

•
Audio – Our audio product line consists of earbuds and headphones that are designed to be compatible with virtually all electronic mobile devices. Our audio products are sourced from factories in Asia with audio expertise, each of which uses a number of sub-suppliers for raw materials and other components.

Our product and operations teams work closely with suppliers from initial product development and throughout the manufacturing process to ensure that (1) the supplier understands, and will build according to, the product specifications, (2) appropriate quality is maintained for the finished goods and for all sub-components, and (3) the supplier can meet our supply needs.
Concentration of sales

ZAGG INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)

For the year ended December 31, 2017, Superior was our largest customer and accounted for greater than 10% of net sales. For the years ended December 31, 2016 and 2015, Superior, Best Buy, and GENCO were our largest customers. The amount of net sales for each of these customers are outlined as follows:

	2017	2016	2015
Superior	30%	27%	17%
Best Buy	9%	11%	20%
GENCO	8%	11%	11%
During 2017, 2016, and 2015, no other customers accounted for greater than 10% of net sales.
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
The percentage of net sales by geographic region for the years ended December 31, 2017, 2016 and 2015, was approximately:

	2017	2016	2015
United States	84%	88%	91%
Europe	9%	7%	8%
Other	7%	5%	1%
At December 31, 2017 and 2016, net assets located overseas in international locations totaled $16,249 and $16,588, respectively.

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
In addition, as the Company has continued to evolve as a mobile lifestyle company, the information regularly reviewed by the chief operating decision maker is at the consolidated level for all types of products and services generated by the Company, including relevant sales and budget reviews.
Due to the changes described above, management reassessed its reportable segments during the third quarter of 2017, and concluded that the Company is a single reportable segment. As such, the Company has only one reportable segment as of December 31, 2017.
(15) QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial information is presented in the following summary:

	For the Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$92,946	$115,227	$134,398	$176,924	$519,495
Income (loss) from operations	(6,649)	5,497	15,935	29,952	44,735
Net income (loss)	(6,138)	3,403	9,776	8,059	15,100
Earnings (loss) per share: (1)
Basic	$(0.22)	$0.12	$0.35	$0.29	$0.54
Diluted	(0.22)	0.12	0.34	0.28	0.53
Weighted average common shares:
Basic	28,059	27,963	27,969	27,969	27,996
Diluted	28,059	28,213	28,381	28,781	28,407

	For the Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Net sales	$62,432	$99,833	$124,662	$114,930	$401,857
Loss from operations	(3,703)	(1,352)	(12,710)	(3,595)	(21,360)
Net loss	(3,290)	(1,046)	(7,105)	(4,146)	(15,587)
Loss per share: (1)
Basic	$(0.12)	$(0.04)	$(0.25)	$(0.15)	$(0.56)
Diluted	(0.12)	(0.04)	(0.25)	(0.15)	(0.56)
Weighted average common shares:
Basic	27,710	28,126	28,125	28,061	28,006
Diluted	27,710	28,126	28,125	28,061	28,006

(1)
The earnings per share calculations for each of the quarters were based upon the weighted average number of shares outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per common share amounts.