Form 10-Q
period 2018-03-31
ZAGG Inc
filed 2018-05-09
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q
(Mark one)
☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018, or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

001-34528
(Commission File Number)
ZAGG INC
(Exact name of registrant as specified in its charter)

Delaware	20-2559624
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

910 West Legacy Center Way, Suite 500 Midvale, Utah 84047
(Address of principal executive offices, including zip code)

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

☐ Large Accelerated Filer	☑ Accelerated Filer
☐ Non-accelerated Filer (do not check if a smaller reporting company)	☐ Smaller Reporting Company
☐ Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,340,783 common shares as of May 7, 2018.

ZAGG INC AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$17,745	$24,989
Accounts receivable, net of allowances of $474 and $734	73,894	123,220
Inventories	78,891	75,046
Prepaid expenses and other current assets	4,529	4,547
Total current assets	175,059	227,802

Property and equipment, net of accumulated depreciation of $12,979 and $12,540	12,794	13,444
Goodwill	12,272	12,272
Intangible assets, net of accumulated amortization of $69,440 and $66,639	36,443	39,244
Deferred income tax assets	24,084	24,403
Other assets	3,803	3,426
Total assets	$264,455	$320,591

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$54,798	$96,472
Income tax payable	2,291	2,052
Accrued liabilities	9,214	10,515
Sales returns liability	30,913	32,189
Accrued wages and wage related expenses	7,775	5,652
Deferred revenue	—	315
Line of credit	—	23,475
Current portion of long-term debt, net of deferred loan costs of $141	—	13,922
Total current liabilities	104,991	184,592

Line of credit	22,038	—
Total liabilities	127,029	184,592

Stockholders' equity:
Common stock, $0.001 par value; 100,000 shares authorized; 34,416 and 34,104 shares issued	34	34
Additional paid-in capital	94,134	96,145
Accumulated other comprehensive loss	(59)	(348)
Treasury stock, 6,065 and 6,065 common shares at cost	(37,637)	(37,637)
Retained earnings	80,954	77,805

Total stockholders' equity	137,426	135,999
Total liabilities and stockholders' equity	$264,455	$320,591
See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Net sales	$112,066	$92,946
Cost of sales	74,474	64,340
Gross profit	37,592	28,606

Operating expenses:
Advertising and marketing	2,594	3,006
Selling, general and administrative	24,307	27,054
Transaction costs	—	215
Impairment of intangible asset	—	1,959
Amortization of intangible assets	2,772	3,021
Total operating expenses	29,673	35,255

Income (loss) from operations	7,919	(6,649)

Other income (expense):
Interest expense	(500)	(490)
Other income (expense)	495	(20)
Total other expense	(5)	(510)

Income (loss) before provision for income taxes	7,914	(7,159)

Income tax (provision) benefit	(885)	1,021

Net income (loss)	$7,029	$(6,138)

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share	$0.25	$(0.22)
Diluted earnings (loss) per share	$0.24	$(0.22)
See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Net income (loss)	$7,029	$(6,138)

Other comprehensive gain, net of tax:
Foreign currency translation gain	289	288

Total other comprehensive income	289	288

Total comprehensive income (loss)	$7,318	$(5,850)
See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities:
Net income (loss)	$7,029	$(6,138)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation	601	670
Depreciation and amortization	5,030	5,781
Deferred income taxes	322	(238)
Loss on disposal of property and equipment	10	—
Amortization of deferred loan costs	71	60
Impairment of intangible asset	—	1,959
Changes in operating assets and liabilities:
Accounts receivable, net	50,036	23,732
Inventories	(3,367)	(2,828)
Prepaid expenses and other current assets	1,279	153
Income tax payable	200	(858)
Other assets	(385)	1,022
Accounts payable	(41,394)	(33,279)
Accrued liabilities	(1,805)	1,318
Sales returns liability	(6,555)	(2,710)
Accrued wages and wage related expenses	(497)	(300)
Deferred revenue	—	(47)
Other	(847)	—
Net cash provided by (used in) operating activities	9,728	(11,703)

Cash flows from investing activities:
Purchase of property and equipment	(1,933)	(1,820)
Proceeds from disposal of equipment	26	—
Net cash used in investing activities	(1,907)	(1,820)

Cash flows from financing activities:
Proceeds from revolving credit facility	138,899	122,557
Payments on revolving credit facility	(152,711)	(113,233)
Payments on term loan facility	(1,563)	(1,563)
Purchase of treasury stock	—	(1,492)
Payment of withholdings on restricted stock units	—	(240)
Net cash (used in) provided by financing activities	(15,375)	6,029

Effect of foreign currency exchange rates on cash equivalents	310	193

Net decrease in cash and cash equivalents	(7,244)	(7,301)

Cash and cash equivalents at beginning of the period	24,989	11,604
Cash and cash equivalents at end of the period	$17,745	$4,303
See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$478	$417
Cash paid during the period for taxes, net	$324	$76

Supplemental schedule of non-cash investing and financing activities:
Purchase of fixed assets financed through accounts payable	$178	$676
Withholdings tax on restricted stock units recorded in accrued wages and wage related expenses	$2,610	$—
See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)
(Unaudited)

(1)	NATURE OF OPERATIONS AND BASIS OF PRESENTATION
ZAGG Inc and its subsidiaries (“we,” “us,” “our,” “ZAGG,” or the “Company”) are innovation leaders in mobile tech accessories for smartphones and tablets. For over 10 years, ZAGG has developed creative product solutions that enhance and protect mobile devices for consumers around the world. The Company has an award-winning product portfolio that includes screen protection, power cases, power management, wireless charging, personal audio, mobile keyboards, and cases, sold under the ZAGG®, InvisibleShield®, mophie®, and IFROGZ® brands.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations, and cash flows of the Company for the periods presented. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2017 Annual Report on Form 10-K. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements.
Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
The Company adopted ASC Topic 606, "Revenue from Contracts with Customers" ("Topic 606") with a date of initial application of January 1, 2018. As a result of this adoption, the Company has changed its accounting policy for revenue recognition as detailed below.
The Company applied Topic 606 on January 1, 2018, using the modified retrospective approach, with the cumulative effect of adopting the new standard being recognized in retained earnings at January 1, 2018. Therefore, the prior period comparative information has not been adjusted and continues to be reported under Topic 605. The adoption of Topic 606 resulted in an increase in accounts receivable of $115; an increase in prepaid expenses and other current assets of $1,255 for the recognition of the right of return assets; an increase in accrued liabilities of $314; an increase in sales return liability of $5,250 for the recognition of the sales return liability on a gross basis and for the change in estimating refund liabilities under Topic 606; a decrease in deferred revenue of $314; and a decrease of $3,880 in retained earnings as a cumulative effect of adoption. The largest driver of changes for the adoption of Topic 606 was the change in estimate for price concessions offered to end customers. Under Topic 605, price concessions to end customers were recognized when such incentives were explicitly offered to the end customer, whereas under Topic 606 such incentives are estimated and recorded at the time of the sale of products to the Company’s customers.

The accounts that changed under Topic 606 for the condensed consolidated balance sheet, and the condensed income statement as of and for the three months ended March 31, 2018 have been outlined as follows:

Condensed Consolidated Balance Sheet changes	As Reported	Adjustments	Balances without adoption of Topic 606

Accounts receivable, net of allowances	$73,894	$(145)	$73,749
Prepaid expenses and other current assets	4,529	(719)	3,810
Accrued liabilities	9,214	(178)	9,036
Sales returns liability	30,913	(2,314)	28,599
Deferred revenue	—	178	178
Retained earnings	80,954	1,450	82,404

Condensed Consolidated Statements of Operations changes	As Reported	Adjustments	Balances without adoption of Topic 606

Net sales	$112,066	$1,390	$113,456
Cost of sales	74,474	(60)	74,414
Revenue recognition accounting policy
The Company’s revenue is derived from (1) sales of our products through our indirect channel, including retailers and distributors; (2) sales of our products through our direct channel, including www.ZAGG.com and www.mophie.com and our corporate-owned ZAGG-branded store; and (3) from franchise fees derived from the on-boarding of new franchisees. The Company’s revenue is measured based on the amount of consideration we expect to receive, reduced by estimates for sales returns, discounts, and other credits. The observable standalone selling prices of products sold are based on the prices charged to customers and are mutually agreed upon by both parties before any orders are authorized.
For substantially all of our sales, revenue is recognized at a point in time when control of the goods is transferred to the customer, which generally occurs upon delivery to the carrier or the customer. For franchise fees, revenue is derived from the sale of licenses, training, inventory and equipment and marketing, among other items. We recognize revenue for performance obligations on a straight-line basis over the franchise term.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.
Sales returns, discounts and other credits
The nature of our contracts gives rise to several types of variable consideration, including sales returns, discounts, and other credits. Certain customers receive credit-based incentives or credits, which are accounted for as variable consideration in the form of credit memos off future purchases from the Company. We estimate these amounts based on the expected amount to be provided to customers and reduce revenue accordingly on the invoice date.
We estimate a reserve for sales returns, discounts, and other credits, and record the respective estimated reserve amounts, including a right to return asset when a product is expected to be returned and resold. Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales returns, discounts, and other credits.

Contract balances
The following table provides information about receivables, right of return assets, contract liabilities, and refund liabilities from contracts with customers for the three months ended March 31, 2018:

March 31, 2018

Receivables, which comprises the balance in accounts receivable, net of allowances	$73,894
Right of return assets, which are included in prepaid expenses and other current assets	$719
Contract liabilities, which are included in accrued liabilities	$178
Refund liabilities, which are included in sales return liability	$26,978
Warranty liabilities, which are included in sales return liability	$3,935
The current balance of the right of return assets is the expected amount of inventory to be returned that is expected to be resold. The current balance of contract liabilities primarily relates to the advance consideration received from customers for products for which transfer of control has not yet occurred, and therefore recognition of revenue is deferred until the transfer of control. The current balance refund liabilities is the expected amount of sales returns, discounts and other credits from sales that have occurred.
Practical expedients and policy elections
The Company applies the following practical expedients in its application of Topic 606:

•	The Company does not adjust the transaction price for significant financing components for periods less than one year.

•
The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses.

•
The Company recognizes the cost for shipping and handling as a fulfillment activity after control over products have transferred to the customer. For product sales, our standard shipping terms are FOB shipping point, and we record revenue when the product is shipped, net of estimated returns and discounts. Shipping and handling costs are included in cost of sales.

•
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Disaggregation of revenue from contracts with customers
In the following tables, revenue from contracts with customers are disaggregated by key product lines, key distribution channels, and key geographic regions. These are disclosed below.
The percentage of net sales related to our key product lines for the three months ended March 31, 2018 and 2017, was approximately:

	Three Months Ended
	March 31, 2018	March 31, 2017

Screen Protection	50%	46%
Power Management	33%	17%
Power Cases	6%	24%
Audio	5%	6%
Keyboards	5%	6%
Other	1%	1%
The percentage of net sales related to our key distribution channels for the three months ended March 31, 2018 and 2017, was approximately:

	Three Months Ended
	March 31, 2018	March 31, 2017

Indirect channel	88%	85%
Website	8%	11%
Franchisees	4%	4%
The percentage of net sales related to our key geographic regions for the three months ended March 31, 2018 and 2017, was approximately:

	Three Months Ended
	March 31, 2018	March 31, 2017

United States	82%	84%
Europe	9%	10%
Other	9%	6%
Recent Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize most leases, including operating leases, on-balance sheet via a right of use asset and lease liability. Lessees are allowed to account for short-term leases (i.e., leases with a term of 12 months or less) off-balance sheet, consistent with current operating lease accounting. A number of other significant changes to lease accounting have been effected through the issuance of this standard. The requirements of the new standard for leases shall be recognized and measured at the beginning of the earliest comparative period presented. When adopted, the Company will be required to adjust equity at the beginning of the earliest comparative period presented, and the other comparative amounts disclosed for each prior period presented in the financial statements, as if the requirements of the new standard had always been applied. The new standard also contains practical expedients which the Company may elect to follow. The new standard is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements, including whether to elect the practical expedients outlined in the new standard.

(2)	INVENTORIES
At March 31, 2018 and December 31, 2017, inventories consisted of the following:

	March 31, 2018	December 31, 2017

Finished goods	$78,693	$74,734
Raw materials	198	312
Total inventories	$78,891	$75,046
Included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at March 31, 2018 and December 31, 2017, of $1,783 and $1,906, respectively.

(3)	INTANGIBLE ASSETS
There were no additions to and no impairments of long-lived intangible assets for the three months ended March 31, 2018. Additionally, there were no additions to long-lived intangible assets for the three months ended March 31, 2017. The following table summarizes the impairments to gross long-lived intangible assets for the three months ended March 31, 2017:

Gross balance at December 31, 2016	$108,659
Impairment loss on patent	(2,777)
Gross balance at March 31, 2017	$105,882
On April 11, 2017, the Company received a final court order stating that the claims of one of its patents were either not patentable or canceled. Accordingly, management determined that the patent’s carrying value was not recoverable through future cash flows and was impaired as of March 31, 2017. Consequently, for the three months ended March 31, 2017, the Company recorded an impairment loss consisting of a reduction of gross carrying amount of $2,777, accumulated amortization of $818, and net carrying value of $1,959 to reduce the net carrying value of the canceled patent to $0.
Long-lived intangible assets, net of accumulated amortization as of March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018	December 31, 2017

Customer relationships	$8,090	$9,259
Trade names	17,055	17,854
Patents and technology	10,239	10,981
Non-compete agreements	1,048	1,137
Other	11	13
Total amortizable intangible assets	$36,443	$39,244
The total weighted average useful lives of amortizable long-lived intangible assets as of March 31, 2018 and December 31, 2017, was 8.1 years.

(4)	INCOME TAXES
For interim periods, the tax provision is determined utilizing an estimate of the Company’s annual effective tax rate adjusted for discrete items, if any. The Company’s effective tax rate was 11% and 14% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the effective tax rate was due to several factors including but not limited to a change in the federal statutory rate from 35% to 21%, a change to book income in the first quarter of 2018 compared to a book loss in the first quarter of 2017, and an increase to income in foreign jurisdictions. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items, the Company’s global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.

(5)	DEBT AND LINE OF CREDIT
Long-term debt, net as of March 31, 2018 and December 31, 2017, was as follows:

	March 31, 2018	December 31, 2017

Line of credit	$22,038	$23,475
Long-term debt, net of deferred loan costs of $141	—	13,922
Total debt outstanding	22,038	37,397
Current portion of line of credit and long-term debt, net of deferred loan costs of $141	—	37,397
Total long-term debt outstanding	$22,038	$—
On April 12, 2018, the Company entered into an Amended and Restated Credit and Security Agreement (the “New Credit Agreement”) with KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, KeyBanc Capital Markets Inc., as Sole Lead Arranger and Sole Book Runner, and other members of the lender group.
The New Credit Agreement consists of an $85,000 secured revolving credit facility (the “Revolver”), which is not subject to borrowing base limitations. Proceeds from the Revolver were used to fully retire the term loan (with the associated $125 of remaining deferred loan costs to be expensed as of the New Credit Agreement effective date) and thus the Revolver is the only credit instrument effective April 12, 2018. In addition, at the Company’s option, up to $40,000 of the Revolver may be made available for the issuance of letters of credit.
The Revolver initially bears interest at an annual rate, at the Company’s option, of (i) the Base Rate (as defined in the Credit Agreement) plus a margin of 0.25% to 1.375% based on the prior quarter-end Leverage Ratio or (ii) the Eurodollar Rate (as defined in the Credit Agreement) plus a margin of 1.25% to 2.375% based on the prior quarter-end Leverage Ratio. The Revolver matures April 11, 2023, subject to early termination in the event of default.
In addition, the Company is required to pay a monthly Applicable Commitment Fee Rate (as defined in the New Credit Agreement) that can fluctuate between 0.175% and 0.275% based on the Leverage Ratio (as defined in the New Credit Agreement). The commitment fee is calculated monthly using the Maximum Revolving Amount (as defined in the New Credit Agreement) at the end of each calendar month, minus the Revolving Credit Exposure (exclusive of the Swing Line Exposure) (each as defined in the New Credit Agreement) at the end of such day, multiplied by the Applicable Commitment Fee Rate in effect on such day divided by three hundred sixty (360). The monthly commitment fee is payable quarterly in arrears, commencing on July 1, 2018 and continuing on each regularly scheduled payment date thereafter.
The New Credit Agreement contains customary representations and warranties and restrictive covenants. The New Credit Agreement also contains affirmative and negative covenants requiring, among other things, the Company to meet certain financial ratio tests and to provide certain information to the lenders. The New Credit Agreement also includes financial maintenance covenants that require compliance with a Leverage Ratio and a Fixed Charge Coverage Ratio (each as defined in the New Credit Agreement), tested at the end of each fiscal quarter commencing with the fiscal quarter ending June 30, 2018.
The New Credit Agreement also contains customary events of default. If an event of default occurs, the lenders under the Credit Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all other actions permitted to be taken by a secured creditor.
As part of the New Credit Agreement, the lockbox arrangement requirement in the prior agreement was terminated and thus the Company now has full dominion of cash upon receipt from customers. Because of the lockbox arrangement in the prior agreement, amounts outstanding under the Revolver were classified as a current liability because cash receipts were required to be automatically swept against the Revolver. Because the current Credit Agreement does not have a lockbox arrangement and the Revolver does not mature until 2023, the Revolver is classified as a non-current liability.

(6)	STOCK-BASED COMPENSATION
During the three months ended March 31, 2018 and 2017 the Company granted 81 and 311 restricted stock units, respectively. The restricted stock units granted during the three months ended March 31, 2018 and 2017 were estimated to have a weighted-average fair value per share of $14.50 and $6.66, respectively. The fair value of the restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock units vest annually on a straight-line basis over a nine-month (annual board of directors’ grant) to three-year vesting term, depending on the terms of the individual grant.
As part of the 311 restricted stock units granted during the three months ended March 31, 2017, the Company granted 264 restricted stock units, to certain executives and employees of the Company where vesting is linked to specific performance criterion. These performance-based restricted stock units only vest upon the (1) Company’s achievement of specified thresholds of net sales, Adjusted EBITDA, or specific goals for the individual executive, and (2) continued employment through the applicable vesting date.
The estimated fair value of the restricted stock units is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense related to restricted stock units of $601, and $670, respectively, which is included as a component of selling, general, and administrative expense on the condensed consolidated statement of operations.
During the three months ended March 31, 2018 and 2017, certain ZAGG employees elected to receive a net amount of shares upon the vesting of restricted stock unit grants in exchange for the Company paying up to the maximum statutory withholding amount of the employees’ tax liabilities for the fair value of the award on the vesting date. This resulted in the Company recording $2,610 in accrued wages and wage related expenses and paying $240 reflected as a reduction of additional paid-in capital, respectively.

(7)	EARNINGS (LOSS) PER SHARE
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
The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017

Net income (loss)	$7,029	$(6,138)
Weighted average shares outstanding:
Basic	28,209	28,059
Dilutive effect of restricted stock units and warrants	484	—
Diluted	28,693	28,059
Earnings (loss) per share:
Basic	$0.25	$(0.22)
Diluted	$0.24	$(0.22)
For the three months ended March 31, 2018, 114 restricted stock units used to purchase shares of common stock were not considered in calculating diluted earnings per share as their effect would have been anti-dilutive. For the three months ended March 31, 2017, 860 restricted stock units were not considered in calculating diluted loss per share because the company was in a loss position and, therefore, the effect would have been anti-dilutive.

(8)	TREASURY STOCK
During the fourth quarter of 2015, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s outstanding common stock with no expiration date. As of March 31, 2018 and December 31, 2017, a total of $17,558 remained authorized under the stock repurchase program.
For the three months ended March 31, 2018, no share repurchases occurred.
For the three months ended March 31, 2017, the Company repurchased 234 shares of the Company's common stock. Cash consideration paid for the noted share repurchases was $1,492, which included commissions paid to brokers of $9. For the three months ended March 31, 2017, the weighted average price per share was $6.35. The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.

(9)	COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office and warehouse space, office equipment, and a retail store location under operating leases that expire through 2025. Future minimum rental payments required under the operating leases at March 31, 2018, were as follows:

Remaining 2018	$2,158
2019	1,610
2020	1,541
2021	1,467
2022	1,498
Thereafter	1,119
Total operating lease commitments	$9,393
For the three months ended March 31, 2018 and 2017, rent expense was $728 and $685, respectively. Rent expense was recognized on a basis which approximates straight-line over the lease term and was recorded as a component of selling, general and administrative expense on the condensed consolidated statement of operations.
Commercial Litigation
ZAGG Inc and mophie, Inc. v. Anker Technology Co. Ltd. and Fantasia Trading LLC, United States District Court for the Central District of California, Case No. 8:17-CV-2193-DOC-DFM (the “Anker Lawsuit”).  On December 15, 2017, ZAGG and mophie filed the Anker Lawsuit alleging that Anker Technology Co. Ltd. (“Anker”) and Fantasia Trading LLC (“Fantasia”) infringe U.S. Patent Nos. 8,971,039, 9,077,013, 9,088,028, 9,088,029, 9,172,070, and 9,406,913 in connection with protective battery cases for smartphones.  The Anker products accused of infringement include Anker’s Ultra Slim Extended Battery Case for iPhone 6 / 6s (4.7 inch) with 2850mAh capacity; Premium Extended Battery Case for iPhone 6 / 6s (4.7 inch) with 3100mAh Capacity; PowerCore Case for iPhone 7 (4.7 inch), 80% Extra Battery; and PowerCore Case for iPhone 7 (4.7 inch), 95% Extra Battery.  The complaint filed by ZAGG and mophie seeks monetary damages and an injunction against Anker.
On March 12, 2018, Anker and Fantasia filed answers and counterclaims in the lawsuit. In their answers, Anker and Fantasia denied infringement of any valid claim and asserted counterclaims for non-infringement and invalidity of the patents at issue. The Company disputes these contentions and will defend the claims and otherwise respond to the allegations. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
The Company establishes reserves when a particular contingency is probable and estimable. The Company has not accrued for any loss as of March 31, 2018, in the condensed consolidated financial statements as the Company does not consider a loss to be probable or estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

(10)	CONCENTRATIONS
Concentration of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in cash accounts for the three months ended March 31, 2018 and 2017.
At March 31, 2018 and December 31, 2017, two separate customers exceeded 10% of the balance of accounts receivable, as follows:

	March 31, 2018	December 31, 2017

Superior Communications, Inc. (“Superior”)	42%	31%
Best Buy Co., Inc. (“Best Buy”)	14%	18%
No other customer account balances were more than 10% of accounts receivable at March 31, 2018 or December 31, 2017. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
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

•
Battery Cases and Power Management – Our battery case and power management product lines consists of power products that are designed to provide on-the-go power and wireless charging for tablets, smartphones, laptops, cameras, and virtually all other electronic mobile devices. Our power products are sourced from factories in Asia with battery expertise, each of which uses a number of sub-suppliers for raw materials and other components.

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

Concentration of net sales
For the three months ended March 31, 2018, Superior accounted for over 10% of net sales, and for the three months ended March 31, 2017, Superior and Best Buy accounted for over 10% of net sales, as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017

Superior	29%	27%
Best Buy	8%	12%
For the three months ended March 31, 2018 and 2017, no other customers accounted for greater than 10% of net sales.
Although we have contracts in place governing our relationships with our retail distribution customers (“retailers”), the contracts are not long-term and all our retailers generally purchase from us on a purchase order basis. As a result, these retailers generally may, with little or no notice or penalty, cease ordering and selling our products, or materially reduce their orders. If any of these retailers cease selling our products, slow their rate of purchase of our products, or decrease the number of products they purchase, our results of operations could be adversely affected.
Concentration of region
The percentage of net sales by geographic region for the three months ended March 31, 2018 and 2017, was approximately:

	Three Months Ended
	March 31, 2018	March 31, 2017

United States	82%	84%
Europe	9%	10%
Other	9%	6%

(11)	SUBSEQUENT EVENTS
As described in Note 5, “Debt and Line of Credit”, the Company entered into the New Credit Agreement on April 12, 2018.

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
We maintain our corporate headquarters at 910 West Legacy Center Way, Suite 500 Midvale, Utah 84047. The telephone number of the Company is (801) 263-0699. Our website addresses are www.ZAGG.com and www.mophie.com. The URLs are included here as inactive textual references. Information contained on, or accessible through, our websites is not a part of, and is not incorporated by reference into, this report.

The Company has established four corporate objectives and seven core values to act as a foundation for ZAGG's corporate culture and guide ZAGG daily:

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
Our Products
InvisibleShield Products
InvisibleShield products are designed to provide premium, lifetime protection for mobile device screens against shattering or scratching through military-grade solutions. Our products are designed to provide peace of mind by enabling consumers to fearlessly enjoy their mobile devices and never experience the inconvenience of a shattered or scratched screen.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the critical accounting policies or estimates previously disclosed in that report except for the implementation of certain estimates for revenue recognition under Topic 606 as disclosed below.

Revenue recognition
Topic 606 has required significant changes to how the Company's revenue is recognized. Updates to the Company's accounting policies have been made as part of adoption of this new standard. These changes to the Company's accounting policies and procedures under the new standard have most significantly impacted the estimates previously used to determine the company's sales returns, discounts and other credits. The new reserve calculations for these estimates apply assumptions allowable under Topic 606, which require judgment. In applying these new assumptions, and in the application of Topic 606, the Company has determined that the updated accounting policies to ensure compliance under Topic 606 continue to be critical accounting policies and estimates.
Revenue recognition accounting policy
The Company’s revenue is derived from (1) sales of our products through our indirect channel, including retailers and distributors; (2) sales of our products through our direct channel, including www.ZAGG.com and www.mophie.com and our corporate-owned ZAGG-branded store; and (3) from franchise fees derived from the on-boarding of new franchisees. The Company’s revenue is measured based on the amount of consideration we expect to receive, reduced by estimates for sales returns, discounts, and other credits. The observable standalone selling prices of products sold are based on the prices charged to customers and are mutually agreed upon by both parties before any orders are authorized.
For substantially all of our sales, revenue is recognized at a point in time when control of the goods is transferred to the customer, which generally occurs upon delivery to the carrier or the customer. For franchise fees, revenue is derived from the sale of licenses, training, inventory and equipment and marketing, among other items. We recognize revenue for performance obligations on a straight-line basis over the franchise term.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.
Sales returns, discounts and other credits
The nature of our contracts gives rise to several types of variable consideration, including sales returns, discounts, and other credits. Certain customers receive credit-based incentives or credits, which are accounted for as variable consideration in the form of credit memos off future purchases from the Company. We estimate these amounts based on the expected amount to be provided to customers and reduce revenue accordingly on the invoice date.
We estimate a reserve for sales returns, discounts, and other credits, and record the respective estimated reserve amounts, including a right to return asset when a product is expected to be returned and resold. Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales returns, discounts, and other credits.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 1, “Nature of Operations and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Results of Operations
Three months ended March 31, 2018 and 2017 (in thousands, except per share data)
Net sales
Net sales for the three months ended March 31, 2018, were $112,066 compared to net sales of $92,946 for the three months ended March 31, 2017, an increase of $19,120, or approximately 21%. The $19,120 increase in net sales was primarily attributable to (1) the increase in sales of our power management products, particularly accessories supporting the wireless charging ecosystem, and (2) increased sales of screen protection products in key wireless and retail accounts, particularly in international markets.

The percentage of net sales related to our key product lines for the three months ended March 31, 2018 and 2017, was approximately:

	Three Months Ended
	March 31, 2018	March 31, 2017

Screen Protection	50%	46%
Power Management	33%	17%
Power Cases	6%	24%
Audio	5%	6%
Keyboards	5%	6%
Other	1%	1%
The percentage of net sales related to our key distribution channels for the three months ended March 31, 2018 and 2017, was approximately:

	Three Months Ended
	March 31, 2018	March 31, 2017

Indirect channel	88%	85%
Website	8%	11%
Franchisees	4%	4%
The percentage of net sales related to our key geographic regions for the three months ended March 31, 2018 and 2017, was approximately:

	Three Months Ended
	March 31, 2018	March 31, 2017

United States	82%	84%
Europe	9%	10%
Other	9%	6%
Gross profit
Gross profit for the three months ended March 31, 2018, was $37,592, or approximately 34% of net sales, compared to gross profit of $28,606, or approximately 31% of net sales for the three months ended March 31, 2017. The increase in gross profit margin was driven primarily by (1) the mix of screen protection products, our highest margin product category, which increased during the three months ended March 31, 2018, to approximately 50% of net sales compared to approximately 46% of net sales during the three months ended March 31, 2017, and (2) improved margins on mophie-branded products.
Operating expenses
Operating expenses for the three months ended March 31, 2018, were $29,673, compared to operating expenses of $35,255 for the three months ended March 31, 2017, a decrease of $5,582, or approximately 16%. The $5,582 decrease was primarily attributable to (1) a $2.0 million charge in 2017 related to the impairment of a patent that did not recur in 2018, (2) operating expense synergies realized related to the mophie integration, and (3) a reduction in marketing spend that ultimately shifted into later periods in 2018.
Income (loss) from operations
We reported income from operations of $7,919 for the three months ended March 31, 2018, compared to a loss from operations of $6,649 for the three months ended March 31, 2017, an increase of $14,568, or approximately 219%. The $14,568 increase was primarily attributable to the increase in net sales, the increase in gross profit margin and the decrease of operating expenses.

Other expense, net
For the three months ended March 31, 2018, other expense was $5 compared to other expense of $510 for the three months ended March 31, 2017. The improvement in 2018 is primarily due to a gain on foreign exchange transactions of approximately $495.
Income tax (provision) benefit
We recognized an income tax provision of $885 for the three months ended March 31, 2018, compared to an income tax benefit of $1,021 for the three months ended March 31, 2017. Our effective tax rate was 11% and 14% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the effective tax rate was due to several factors including but not limited to a change in the federal statutory rate from 35% to 21%, a change to book income in the first quarter of 2018 compared to book loss in the first quarter of 2017, and an increase to income in foreign jurisdictions. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items, the Company’s global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.
Net income (loss)
Net income was $7,029, with diluted earnings per share of $0.24 for the three months ended March 31, 2018, compared to a net loss of $6,138, with diluted loss per share of $0.22, for the three months ended March 31, 2017.
Liquidity and Capital Resources (in thousands)
At March 31, 2018, our principal sources of liquidity were cash provided by operations, cash on hand, and the revolving credit facility. Our principal uses of cash have been used to reduce accounts payable balances, purchase of property and equipment, and make payments on the term and revolving credit facilities.
Cash and cash equivalents on-hand decreased to $17,745 on March 31, 2018, from $24,989 on December 31, 2017, a decrease of $7,244. The net decrease was primarily attributable to (1) $15,375 net payments on the line of credit and term loans, and (2) $1,907 from net property and equipment purchases, partially offset by $9,728 generated from operating activities.
Accounts receivable, net of allowances, decreased to $73,894 on March 31, 2018, from $123,220 on December 31, 2017, a decrease of $49,326. The net decrease was primarily attributable to comparatively lower sales for the quarter in comparison to the prior quarter as well as strong cash collections during the first three months of 2018.
Inventories increased to $78,891 on March 31, 2018, from $75,046 on December 31, 2017, an increase of $3,845. The net increase was primarily attributable to (1) increased wireless charge pad ecosystem inventory to support the growth of the wireless charging category and (2) increased inventory purchases to ensure adequate inventory levels during the second quarter.
Accounts payable decreased to $54,798 on March 31, 2018, from $96,472 on December 31, 2017, a decrease of $41,674. The net decrease was primarily attributable to timing of payments for larger expenses to suppliers in conjunction with larger sales volumes in the prior quarter.
At March 31, 2018, the Company had a positive working capital of $70,068 compared to positive working capital of $43,210 as of December 31, 2017, an increase of $26,858. The net increase in the working capital position was primarily attributable to reductions in accounts payable and the shift of debt from current liabilities to non-current liabilities.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosures.
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period of this report, our disclosure controls and procedures are not effective due to the material weakness described below.

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
Changes in Internal Control over Financial Reporting
To remediate this material weakness which resulted in an immaterial misstatement to net sales, accounts receivable, cost of goods sold, and inventory as of and for the year ended December 31, 2017 (which was corrected prior to issuance of the 2017 consolidated financial statements in the Annual Report on Form 10-K), management has initiated the following changes to its internal controls during the three months ended March 31, 2018:

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
During the three months ended March 31, 2018, the Company has implemented several new cross functional processes and controls to address the material weakness. In addition, others processes and controls are currently being implemented as part of the planned remediation.
Additionally, we initiated changes over internal controls relating to the implementation and ongoing accounting procedures (including applicable estimates and disclosures) for revenue recognition standard requirements found in Topic 606.
Inherent Limitations on the Effectiveness of Internal Controls
Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Certain of the legal proceedings in which we are involved are discussed in Note 9, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), which could materially affect our business, financial condition or future results. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2017 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
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

ZAGG INC

Dated: May 9, 2018	/s/ CHRIS AHERN
Chris Ahern
Chief Executive Officer & Director
(Principal executive officer)

Dated: May 9, 2018	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Chief Financial Officer
(Principal financial officer)