Form 10-Q
period 2018-06-30
ZAGG Inc
filed 2018-08-01
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q
(Mark one)
☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2018, or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

001-34528
(Commission File Number)

ZAGG INC
(Exact name of registrant as specified in its charter)

Delaware	20-2559624
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

910 West Legacy Center Way, Suite 500 Midvale, Utah 84047

(Address of principal executive offices, including zip code)

(801) 263-0699

(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☑ Accelerated Filer
☐ Non-accelerated Filer	☐ Smaller Reporting Company
☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 28,158,918 common shares as of July 31, 2018.

ZAGG INC AND SUBSIDIARIES
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$18,582	$24,989
Accounts receivable, net of allowances of $431 and $734	83,990	123,220
Inventories	69,662	75,046
Income tax receivable	1,285	—
Prepaid expenses and other current assets	5,463	4,547
Total current assets	178,982	227,802

Property and equipment, net of accumulated depreciation of $14,212 and $12,540	12,532	13,444
Goodwill	12,272	12,272
Intangible assets, net of accumulated amortization of $72,253 and $66,639	33,630	39,244
Deferred income tax assets	23,914	24,403
Other assets	3,846	3,426
Total assets	$265,176	$320,591

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$60,372	$96,472
Income tax payable	—	2,052
Accrued liabilities	6,838	8,168
Sales returns liability	34,620	34,536
Accrued wages and wage related expenses	5,836	5,652
Deferred revenue	—	315
Current portion of line of credit	—	23,475
Current portion of long-term debt, net of deferred loan costs of $0 and $141	—	13,922
Total current liabilities	107,666	184,592

Non-current portion of line of credit	20,000	—
Total liabilities	127,666	184,592

Stockholders' equity:
Common stock, $0.001 par value; 100,000 shares authorized; 34,423 and 34,104 shares issued	34	34
Additional paid-in capital	94,977	96,145
Accumulated other comprehensive loss	(1,028)	(348)
Treasury stock, 6,247 and 6,065 common shares at cost	(40,643)	(37,637)
Retained earnings	84,170	77,805

Total stockholders' equity	137,510	135,999
Total liabilities and stockholders' equity	$265,176	$320,591

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net sales	$118,565	$115,227	$230,631	$208,173
Cost of sales	80,908	79,403	155,381	143,743
Gross profit	37,657	35,824	75,250	64,430

Operating expenses:
Advertising and marketing	2,638	2,070	5,233	5,076
Selling, general and administrative	27,035	24,952	51,342	52,006
Transaction costs	18	300	18	515
Impairment of intangible asset	—	—	—	1,959
Amortization of intangible assets	2,773	3,005	5,545	6,026
Total operating expenses	32,464	30,327	62,138	65,582

Income (loss) from operations	5,193	5,497	13,112	(1,152)

Other income (expense):
Interest expense	(346)	(619)	(846)	(1,110)
Other (expense) income	(681)	67	(186)	48
Total other expense	(1,027)	(552)	(1,032)	(1,062)

Income (loss) before provision for income taxes	4,166	4,945	12,080	(2,214)

Income tax provision	(951)	(1,542)	(1,835)	(521)

Net income (loss)	$3,215	$3,403	$10,245	$(2,735)

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share	$0.11	$0.12	$0.36	$(0.10)
Diluted earnings (loss) per share	$0.11	$0.12	$0.36	$(0.10)

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net income (loss)	$3,215	$3,403	$10,245	$(2,735)

Other comprehensive (loss) gain, net of tax
Foreign currency translation (loss) gain	(970)	556	(680)	844

Total other comprehensive (loss) income	(970)	556	(680)	844

Total comprehensive income (loss)	$2,245	$3,959	$9,565	$(1,891)

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Net income (loss)	$10,245	$(2,735)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	1,408	1,636
Depreciation and amortization	9,230	11,022
Deferred income tax expense	481	1,040
Loss on disposal of property and equipment	9	13
Loss on deferred loan costs with debt modification	243	—
Amortization of deferred loan costs	106	120
Impairment of intangible asset	—	1,959
Changes in operating assets and liabilities:
Accounts receivable, net	37,318	11,350
Inventories	5,080	8,130
Prepaid expenses and other current assets	503	(298)
Other assets	(563)	912
Accounts payable	(34,480)	(23,116)
Income tax (payable) receivable	(3,512)	1,622
Accrued liabilities	(1,404)	1,073
Sales returns liability	(5,092)	(625)
Accrued wages and wage related expenses	153	(1,083)
Deferred revenue	—	(64)
Other	232	—
Net cash provided by operating activities	19,957	10,956

Cash flows from investing activities:
Purchase of property and equipment	(2,701)	(3,065)
Proceeds from disposal of equipment	26	31
Net cash used in investing activities	(2,675)	(3,034)

Cash flows from financing activities:
Payment of deferred loan costs	(294)	—
Proceeds from revolving credit facility	198,761	205,897
Payments on revolving credit facility	(214,215)	(206,521)
Payments on term loan facility	(2,084)	(3,125)
Purchase of treasury stock	(3,006)	(1,492)
Payment of withholdings on restricted stock units	(2,610)	(240)
Proceeds from issuance of stock under employee stock purchase plan	55	29
Net cash used in financing activities	(23,393)	(5,452)

Effect of foreign currency exchange rates on cash equivalents	(296)	256

Net (decrease) increase in cash and cash equivalents	(6,407)	2,726

Cash and cash equivalents at beginning of the period	24,989	11,604
Cash and cash equivalents at end of the period	$18,582	$14,330

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$926	$953
Cash paid (refunded) during the period for taxes, net	$4,683	$(2,322)

Supplemental disclosure of non-cash investing and financing activities:
Purchase of fixed assets financed through accounts payable	$541	$560
Withholdings tax on restricted stock units recorded in accrued wages and wage related expenses	$21	$—
Modification of debt that resulted in payment of existing term loan balance	$11,991	$—

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

The accounts that changed under Topic 606 for the condensed consolidated balance sheet as of June 30, 2018 have been outlined as follows:

	Reported as of June 30, 2018	Adjustments as of June 30, 2018	Balances Without Adoption of Topic 606 as of June 30, 2018

Condensed consolidated balance sheet changes:
Accounts receivable, net of allowances	$83,990	$(384)	$83,606
Prepaid expenses and other current assets	5,463	(1,140)	4,323
Accrued liabilities	6,838	(164)	6,674
Sales returns liability	34,620	(3,748)	30,872
Deferred revenue	—	164	164
Retained earnings	84,170	2,224	86,394
The accounts that changed under Topic 606 for the condensed consolidated statement of operations for the three months ended June 30, 2018 have been outlined as follows:

	Reported for the Three Months Ended June 30, 2018	Adjustments for the Three Months Ended June 30, 2018	Amounts Without Adoption of Topic 606 for the Three Months Ended June 30, 2018

Condensed consolidated statements of operations changes:
Net sales	$118,565	$661	$119,226
Cost of sales	80,908	(114)	80,794
The accounts that changed under Topic 606 for the condensed consolidated statement of operations for the six months ended June 30, 2018 have been outlined as follows:

	Reported for the Six Months Ended June 30, 2018	Adjustments for the Six Months Ended June 30, 2018	Amounts Without Adoption of Topic 606 for the Six Months Ended June 30, 2018

Condensed consolidated statements of operations changes:
Net sales	$230,631	$2,050	$232,681
Cost of sales	155,381	(174)	155,207
Revenue recognition accounting policy
The Company’s revenue is derived from (1) sales of our products through our indirect channel, including retailers and distributors; (2) sales of our products through our direct channel, including www.ZAGG.com and www.mophie.com (The URLs are included here as inactive textual references and information contained on, or accessible through, our websites is not a part of, and is not incorporated by reference into, this report) and our corporate-owned ZAGG-branded store; and (3) from franchise fees derived from the on-boarding of new franchisees and the sales of our products to franchisees. The Company’s revenue is measured based on the amount of consideration we expect to receive, reduced by estimates for sales returns, discounts, and other credits. The observable standalone selling prices of products sold are based on the prices charged to customers and are mutually agreed upon by both parties before any orders are authorized.

For substantially all of our sales, revenue is recognized at a point in time when control of the goods is transferred to the customer, which generally occurs upon delivery to the carrier or the customer. For franchise fees, revenue is derived from the sale of licenses, training, equipment and marketing, among other items. We recognize revenue for performance obligations on a straight-line basis over the franchise term.
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
Contract balances
The following table provides information about receivables, right of return assets, contract liabilities, refund liabilities, and warranty liabilities from contracts with customers as of June 30, 2018:

June 30, 2018

Receivables, which comprises the balance in accounts receivable, net of allowances	$83,990
Right of return assets, which are included in prepaid expenses and other current assets	1,140
Contract liabilities, which are included in accrued liabilities	164
Refund liabilities, which are included in sales return liability	30,633
Warranty liabilities, which are included in sales return liability	3,987
The current balance of the right of return assets is the estimated amount of inventory to be returned that is expected to be resold. The current balance of contract liabilities primarily relates to the advance consideration received from customers for products for which transfer of control has not yet occurred, and therefore recognition of revenue is deferred until the transfer of control. The current balance of refund liabilities is the expected amount of sales returns, discounts and other credits from sales that have occurred.
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

The percentage of net sales related to our key product lines for the three and six months ended June 30, 2018 and 2017, was approximately as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Screen Protection	54%	51%	52%	49%
Power Management	27%	17%	30%	17%
Power Cases	7%	19%	6%	21%
Keyboards	7%	5%	6%	6%
Audio	4%	7%	5%	6%
Other	1%	1%	1%	1%

The percentage of net sales related to our key distribution channels for the three and six months ended June 30, 2018 and 2017, was approximately as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Indirect channel	88%	89%	88%	88%
Website	8%	7%	8%	9%
Franchisees	4%	4%	4%	3%
The percentage of net sales related to our key geographic regions for the three and six months ended June 30, 2018 and 2017, was approximately as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

United States	85%	87%	83%	86%
Europe	10%	8%	10%	8%
Other	5%	5%	7%	6%
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

Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on reported results of operations. A reclassification has been made with a $2,347 reduction to accrued liabilities and a $2,347 increase to sales returns liability.
(2) INVENTORIES
At June 30, 2018 and December 31, 2017, inventories consisted of the following:

	June 30, 2018	December 31, 2017

Finished goods	$69,410	$74,734
Raw materials	252	312
Total inventories	$69,662	$75,046
Included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers at June 30, 2018 and December 31, 2017, of $1,783 and $1,906, respectively.
(3) INTANGIBLE ASSETS
There were no additions to and no impairments of intangible assets for the three and six months ended June 30, 2018. There were also no additions to intangible assets for the three and six months ended June 30, 2017. Additionally, there were no impairments to intangible assets for the three months ended June 30, 2017. The following table summarizes the impairments of gross intangible assets for the six months ended June 30, 2017:

December 31, 2016	$108,659
Impairment loss on patent	(2,777)
June 30, 2017	$105,882
On April 11, 2017, the Company received a final court order stating that the claims of one of its patents were either not patentable or canceled. Accordingly, management determined that the patent’s carrying value was not recoverable through future cash flows and was impaired as of March 31, 2017. Consequently, for the six months ended June 30, 2017, the Company recorded an impairment loss to intangible assets consisting of a reduction of gross carrying amount of $2,777, accumulated amortization of $818, and net carrying value of $1,959 to reduce the net carrying value of the canceled patent to $0.
Intangible assets, net of accumulated amortization as of June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018	December 31, 2017

Customer relationships	$6,921	$9,259
Trade names	16,256	17,854
Patents and technology	9,486	10,981
Non-compete agreements	958	1,137
Other	9	13
Total intangible assets, net of accumulated amortization	$33,630	$39,244
The total weighted average useful lives of intangible assets as of June 30, 2018 and December 31, 2017, was 8.1 years and 8.2 years, respectively.

(4) INCOME TAXES
For interim periods, the tax provision is determined utilizing an estimate of the Company’s annual effective tax rate adjusted for discrete items, if any. The Company's effective tax rate for the three and six months ended June 30, 2018 was 23% and 15%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2017 was 31% and (24)%, respectively. The change in the effective tax rate for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 was due to several factors including but not limited to a change in the federal statutory rate from 35% to 21% and an increase to income in foreign jurisdictions. The change in the effective tax rate for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was due to several factors including but not limited to a change in the federal statutory rate from 35% to 21%, a change to book income in the second quarter of 2018 compared to a book loss in the second quarter of 2017, and an increase to income from foreign jurisdictions. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items, the Company’s global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.
(5) DEBT AND LINE OF CREDIT
Long-term debt, net as of June 30, 2018 and December 31, 2017, was as follows:

	June 30, 2018	December 31, 2017

Line of credit	$20,000	$23,475
Long-term debt, net of deferred loan costs of $0 and $141	—	13,922
Total debt outstanding	20,000	37,397
Current portion of total debt outstanding, net of deferred loan costs of $0 and $141	—	37,397
Total long-term debt outstanding	$20,000	$—
On April 12, 2018, the Company entered into an Amended and Restated Credit and Security Agreement (the “New Credit Agreement”) with KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, KeyBanc Capital Markets Inc., as Sole Lead Arranger and Sole Book Runner, and other members of the lender group.
The New Credit Agreement consists of an $85,000 secured revolving credit facility (the “Revolver”), which is not subject to borrowing base limitations. In addition, at the Company’s option, up to $40,000 of the Revolver may be made available for the issuance of letters of credit. Proceeds from the Revolver were used to fully retire the term loan and thus the Revolver is the only credit instrument effective April 12, 2018. The Company had a loss of $243 of deferred loan costs that were written off as of the New Credit Agreement effective date, and the Company carried over $522 of previously capitalized deferred loan costs with the modification of the existing debt. The Company capitalized $294 in additional debt issuance costs, for a new beginning balance of $815 of deferred loan costs, with $780 remaining to be amortized which is included in other assets in the condensed consolidated balance sheet.
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

The New Credit Agreement contains customary representations and warranties and restrictive covenants. The New Credit Agreement also contains affirmative and negative covenants requiring, among other things, the Company to meet certain financial ratio tests and to provide certain information to the lenders. The New Credit Agreement also includes financial maintenance covenants that require compliance with a Leverage Ratio and a Fixed Charge Coverage Ratio (each as defined in the New Credit Agreement), tested at the end of each fiscal quarter commencing with the three months ended June 30, 2018.
The New Credit Agreement also contains customary events of default. If an event of default occurs, the lenders under the Credit Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all other actions permitted to be taken by a secured creditor.
As part of the New Credit Agreement, the lockbox arrangement requirement in the prior agreement was terminated and thus the Company now has full dominion of cash upon receipt from customers. Because of the lockbox arrangement in the prior agreement, amounts outstanding under the Revolver were classified as a current liability because cash receipts were required to be automatically swept against the Revolver. Because the New Credit Agreement does not have a lockbox arrangement and the Revolver does not mature until 2023, the Revolver is classified as a non-current liability.
(6) STOCK-BASED COMPENSATION
During the three and six months ended June 30, 2018, the Company granted 197 and 278 restricted stock units, respectively. During the three and six months ended June 30, 2017, the Company granted 123 and 434 restricted stock units, respectively. During the three and six months ended June 30, 2018, the restricted stock units granted were estimated to have a weighted-average fair value per share of $11.65 and $12.48, respectively. During the three and six months ended June 30, 2017, the restricted stock units granted were estimated to have a weighted-average fair value per share of $6.35 and $6.57, respectively. The fair value of the restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock units vest annually on a straight-line basis over a nine-month (annual board of directors’ grant) to a three-year vesting term, depending on the terms of the individual grant.
As part of the 278 and 434 restricted stock units granted during the six months ended June 30, 2018 and 2017, the Company granted 167 and 372 restricted stock units, respectively, to certain executives and employees of the Company where vesting is linked to specific performance criterion. These performance-based restricted stock units only vest upon the (1) Company’s achievement of specified thresholds of net sales, Adjusted EBITDA, or specific goals for the individual executive, and (2) continued employment through the applicable vesting date.
The estimated fair value of the restricted stock units is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. During the three and six months ended June 30, 2018, the Company recorded stock-based compensation expense related to restricted stock units of $807 and $1,408, respectively. During the three and six months ended June 30, 2017, the Company recorded stock-based compensation expense related to restricted stock units of $966 and $1,636, respectively. Stock-based compensation expense related to restricted stock is included as a component of selling, general, and administrative expense on the condensed consolidated statement of operations.
During the six months ended June 30, 2018 and 2017, certain ZAGG employees elected to receive a net amount of shares upon the vesting of restricted stock unit grants in exchange for the Company paying up to the maximum statutory withholding amount of the employees’ tax liabilities for the fair value of the award on the vesting date. This resulted in the Company recording $2,631 and $240 reflected as a reduction of additional paid-in capital, respectively. Of the $2,631 recorded as a reduction of additional paid-in capital,$21 was included in accrued wages and wage related expenses as of June 30, 2018.
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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net income (loss)	$3,215	$3,403	$10,245	$(2,735)
Weighted average shares outstanding:
Basic	28,299	27,963	28,254	28,010
Dilutive effect of restricted stock units	367	250	425	—
Diluted	28,666	28,213	28,679	28,010
Earnings (loss) per share:
Basic	$0.11	$0.12	$0.36	$(0.10)
Diluted	$0.11	$0.12	$0.36	$(0.10)
For the three and six months ended June 30, 2018, 114 restricted stock units were used to purchase shares of common stock that were not considered in calculating diluted earnings per share, respectively, as their effect would have been anti-dilutive. For the three and six months ended June 30, 2017, 0 and 980 restricted stock units were used to purchase shares of common stock that were not considered in calculating diluted earnings (loss) per share, respectively, as their effect would have been anti-dilutive.
(8) TREASURY STOCK
During the fourth quarter of 2015, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s outstanding common stock with no expiration date. As of June 30, 2018 and December 31, 2017, a total of $14,552 and $17,558 remained authorized under the stock repurchase program, respectively.
For the three and six months ended June 30, 2018, the Company repurchased 182 shares of the Company's common stock. Cash consideration paid for the noted share repurchases was $3,006, which included commissions paid to brokers of $7. For the three and six months ended June 30, 2018, the weighted average price per share repurchased was $16.49. The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.
For the three months ended June 30, 2017, no share repurchases occurred.
For the six months ended June 30, 2017, the Company repurchased 234 shares of the Company's common stock. Cash consideration paid for the noted share repurchases was $1,492, which included commissions paid to brokers of $9. For the six months ended June 30, 2017, the weighted average price per share was $6.35. The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.

(9) COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office and warehouse space, office equipment, and a retail store location under operating leases that expire through 2025. Future minimum rental payments required under the operating leases at June 30, 2018, were as follows:

Remaining 2018	$1,075
2019	2,880
2020	2,744
2021	2,448
2022	2,508
Thereafter	4,053
Total operating lease commitments	$15,708
For the three and six months ended June 30, 2018, rent expense was $818 and $1,546, respectively. For the three and six months ended June 30, 2017, rent expense was $758 and $1,443, respectively. Rent expense was recognized on a basis which approximates straight-line over the lease term and was recorded as a component of selling, general and administrative expense on the condensed consolidated statement of operations.
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
The Company disputes Anker’s contentions and will defend the claims and otherwise respond to the allegations.  The matter is scheduled for trial in November 2019.  This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
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
The Company establishes reserves when a particular contingency is probable and estimable. The Company has not accrued for any loss as of June 30, 2018, in the condensed consolidated financial statements as the Company does not consider a loss to be probable or estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

(10) CONCENTRATIONS
Concentration of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in cash accounts for the six months ended June 30, 2018 and 2017.
At June 30, 2018 and December 31, 2017, two separate customers exceeded 10% of the balance of accounts receivable, as follows:

	June 30, 2018	December 31, 2017

Superior Communications, Inc. (“Superior”)	43%	31%
Best Buy Co., Inc. (“Best Buy”)	14%	18%
No other customer account balances were more than 10% of accounts receivable at June 30, 2018 or December 31, 2017. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
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

Concentration of net sales
For the three and six months ended June 30, 2018, Superior and Best Buy accounted for over 10% of net sales, and for the three months ended June 30, 2017, Superior accounted for over 10% of net sales, while for the six months ended June 30, 2017, Superior and GENCO accounted for over 10% of net sales, as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Superior	34%	31%	31%	29%
Best Buy	11%	9%	10%	8%
GENCO	3%	8%	4%	10%
For the three and six months ended June 30, 2018 and 2017, no other customers accounted for greater than 10% of net sales.
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
Concentration of region
The percentage of net sales by geographic region for the three and six months ended June 30, 2018 and 2017, was approximately:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

United States	85%	87%	83%	86%
Europe	10%	8%	10%	8%
Other	5%	5%	7%	6%

(11) SUBSEQUENT EVENTS
Acquisition of BRAVEN
On July 20, 2018, the Company entered into and closed an asset purchase agreement to acquire the BRAVEN brand, inventory, intellectual property, accounts receivable, product and engineering team, and certain other assets and liabilities for $5,000. BRAVEN  products that include rugged Bluetooth® speakers and earbuds.

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
We maintain our corporate headquarters at 910 West Legacy Center Way, Suite 500, Midvale, Utah 84047. The telephone number of the Company is (801) 263-0699. Our website addresses are www.ZAGG.com and www.mophie.com (the URLs are included here in this report as inactive textual references and information contained on, or accessible through, our websites is not a part of, and is not incorporated by reference into, this report).

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
Results of Operations
Three months ended June 30, 2018 and 2017 (in thousands, except per share data)
Net sales
Net sales for the three months ended June 30, 2018, were $118,565, compared to net sales of $115,227 for the three months ended June 30, 2017, an increase of $3,338, or approximately 3%. The $3,338 increase in net sales was primarily attributable to (1) the increase in sales of our power management products, specifically related to wireless charging accessories, and (2) increased sales of screen protection products in key wireless and retail accounts, particularly in international markets. These increases were partially offset by a decrease in sales of power cases.

The percentage of net sales related to our key product lines for the three months ended June 30, 2018 and 2017, was approximately as follows:

	Three Months Ended
	June 30, 2018	June 30, 2017

Screen Protection	54%	51%
Power Management	27%	17%
Power Cases	7%	19%
Keyboards	7%	5%
Audio	4%	7%
Other	1%	1%
The percentage of net sales related to our key distribution channels for the three months ended June 30, 2018 and 2017, was approximately as follows:

	Three Months Ended
	June 30, 2018	June 30, 2017

Indirect channel	88%	89%
Website	8%	7%
Franchisees	4%	4%
The percentage of net sales related to our key geographic regions for the three months ended June 30, 2018 and 2017, was approximately as follows:

	Three Months Ended
	June 30, 2018	June 30, 2017

United States	85%	87%
Europe	10%	8%
Other	5%	5%

Gross profit
Gross profit for the three months ended June 30, 2018, was $37,657, or approximately 32% of net sales, compared to gross profit of $35,824, or approximately 31% of net sales for the three months ended June 30, 2017. The increase in gross profit margin was primarily attributable to (1) the mix of screen protection products, our highest margin product category, which increased during the three months ended June 30, 2018, to approximately 54% of net sales compared to approximately 51% of net sales during the three months ended June 30, 2017, and (2) improved margins on mophie-branded products.
Operating expenses
Operating expenses for the three months ended June 30, 2018, were $32,464, compared to operating expenses of $30,327 for the three months ended June 30, 2017, an increase of $2,137, or approximately 7%. The $2,137 increase in operating expenses was primarily attributable to (1) increases in headcount to support additional growth of the Company, and (2) increases in advertising and marketing spend.
We recognized income from operations of $5,193 for the three months ended June 30, 2018, compared to income from operations of $5,497 for the three months ended June 30, 2017, a decrease of $304.

Other expense, net
For the three months ended June 30, 2018, other expense was $1,027 compared to other expense of $552 for the three months ended June 30, 2017. The increase in other expense is primarily attributable to a loss on foreign exchange transactions of approximately $681.
Income tax provision
We recognized an income tax provision of $951 for the three months ended June 30, 2018, compared to an income tax provision of $1,542 for the three months ended June 30, 2017. Our effective tax rate was 23% and 31% for the three months ended June 30, 2018 and 2017, respectively. The change in the effective tax rate was due to several factors including but not limited to a change in the federal statutory rate from 35% to 21% and an increase to income in foreign jurisdictions. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items, the Company’s global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.
Net income
We recognized net income of $3,215, with diluted earnings per share of $0.11 for the three months ended June 30, 2018, compared to net income of $3,403, with diluted earnings per share of $0.12, for the three months ended June 30, 2017.
Six months ended June 30, 2018 and 2017 (in thousands, except per share data)
Net sales
Net sales for the six months ended June 30, 2018, were $230,631, compared to net sales of $208,173 for the six months ended June 30, 2017, an increase of $22,458, or approximately 11%. The $22,458 increase in net sales was primarily attributable to (1) the increase in sales of our power management products, specifically related to wireless charging accessories, and (2) increases in screen protection products in key wireless and retail accounts, particularly in international markets. These increases were partially offset by a decrease in sales of power cases.
The percentage of net sales related to our key product lines for the six months ended June 30, 2018 and 2017, was approximately as follows:

	Six Months Ended
	June 30, 2018	June 30, 2017

Screen Protection	52%	49%
Power Management	30%	17%
Power Cases	6%	21%
Audio	5%	6%
Keyboards	6%	6%
Other	1%	1%
The percentage of net sales related to our key distribution channels for the six months ended June 30, 2018 and 2017, was approximately as follows:

	Six Months Ended
	June 30, 2018	June 30, 2017

Indirect channel	88%	88%
Website	8%	9%
Franchisees	4%	3%

The percentage of net sales related to our key geographic regions for the six months ended June 30, 2018 and 2017, was approximately as follows:

	Six Months Ended
	June 30, 2018	June 30, 2017

United States	83%	86%
Europe	10%	8%
Other	7%	6%
Gross profit
Gross profit for the six months ended June 30, 2018, was $75,250, or approximately 33% of net sales, compared to gross profit of $64,430, or approximately 31% of net sales for the six months ended June 30, 2017. The increase in gross profit margin was primarily attributable to (1) the mix of screen protection products, our highest margin product category, which increased during the six months ended June 30, 2018, to approximately 52% of net sales compared to approximately 49% of net sales during the six months ended June 30, 2017, and (2) improved margins on mophie-branded products.
Operating expenses
Operating expenses for the six months ended June 30, 2018, were $62,138, compared to operating expenses of $65,582 for the six months ended June 30, 2017, a decrease of $3,444, or approximately 5%. The $3,444 decrease in operating expenses was primarily attributable to (1) a $1,959 charge in 2017 related to the impairment of a patent that did not recur in 2018, and (2) operating expense synergies realized related to the mophie integration. These decreases in operating expense were partially offset by (1) increases in headcount to support additional growth of the Company and (2) increases in advertising and marketing spend.
Income (loss) from operations
We recognized income from operations of $13,112 for the six months ended June 30, 2018, compared to a loss from operations of $1,152 for the six months ended June 30, 2017, an increase of $14,264.
Other expense, net
For the six months ended June 30, 2018, other expense was $1,032 compared to other expense of $1,062 for the six months ended June 30, 2017. The decrease in other expense is primarily attributable to a reduction of interest expense due to lower carrying amounts for the Company's debt.
Income tax provision
We recognized an income tax provision of $1,835 for the six months ended June 30, 2018, compared to an income tax provision of $521 for the six months ended June 30, 2017. Our effective tax rate was 15% and (24)% for the six months ended June 30, 2018 and 2017, respectively. The change in the effective tax rate was due to several factors including but not limited to a change in the federal statutory rate from 35% to 21%, a change to book income in the second quarter of 2018 compared to a book loss in the second quarter of 2017, and an increase to income from foreign jurisdictions. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items, the Company’s global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.
Net income (loss)
We recognized net income of $10,245, with diluted earnings per share of $0.36 for the six months ended June 30, 2018, compared to a net loss of $2,735, with diluted loss per share of $0.10, for the six months ended June 30, 2017.
Liquidity and Capital Resources (in thousands)
At June 30, 2018, our principal sources of liquidity were cash provided by operations, cash on hand, and the revolving credit facility. Our principal uses of cash have been for (1) payments on the term and revolving credit facilities, (2) purchases of treasury shares, (3) purchase of property and equipment, and (4) payments for the net share settlement of restricted stock.

Cash and cash equivalents on-hand decreased to $18,582 on June 30, 2018, from $24,989 on December 31, 2017, a decrease of $6,407. The net decrease was primarily attributable to (1) $17,538 net payments on the term and revolving credit facilities, (2) $3,006 payments for treasury stock, (3) $2,701 from property and equipment purchases, and (4) $2,610 payments for the net share settlement of restricted stock. These expenditures are partially offset by $19,957 generated from operating activities.
Accounts receivable, net of allowances, decreased to $83,990 on June 30, 2018, from $123,220 on December 31, 2017, a decrease of $39,230. The net decrease was primarily attributable to comparatively lower sales for the second quarter of 2018 in comparison to the fourth quarter of 2017, as well as strong cash collections during the six months ended June 30, 2018.
Inventories decreased to $69,662 on June 30, 2018, from $75,046 on December 31, 2017, a decrease of $5,384. The net decrease was primarily attributable to (1) improved operations management of inventory, and (2) seasonal fluctuations in inventory levels. These decreases were partially offset by an increase in inventory levels needed to support the wireless charging product line.
Accounts payable decreased to $60,372 on June 30, 2018, from $96,472 on December 31, 2017, a decrease of $36,100. The net decrease was primarily attributable to comparatively lower sales for the second quarter of 2018 in comparison to the fourth quarter of 2017 with an associated reduction of expenditures during the six months ended June 30, 2018.
At June 30, 2018, the Company had a positive working capital of $71,316 compared to positive working capital of $43,210 as of December 31, 2017, an increase of $28,106. The net increase in the working capital position was primarily attributable to reductions in accounts payable and the shift of debt from current liabilities to non-current liabilities.
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

Changes in Internal Control over Financial Reporting
To remediate this material weakness which resulted in an immaterial misstatement to net sales, accounts receivable, cost of goods sold, and inventory as of and for the year ended December 31, 2017 (which misstatement was corrected prior to issuance of the 2017 consolidated financial statements in the Annual Report on Form 10-K), management has continued to implement the following changes to its internal controls as of June 30, 2018:
• Test and evaluate the improved control environment related to the appropriateness of authorities and responsibilities of internal control over financial reporting;
• Test and evaluate the cross functional risk assessment process to identify and assess changes in the business that could significantly impact internal control over financial reporting;
• Test and evaluate improved control activities over the customer returns process;
• Test and evaluate improved control activities over the management of accounts receivable transactions due to the growth of the Company; and
• Continue evaluations whether control activities can be automated to replace manual processes.
As of  June 30, 2018, the Company has implemented several new cross functional processes and controls to address the material weakness. In addition, others processes and controls are currently being implemented as part of the ongoing remediation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the fourth quarter of 2015, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s outstanding common stock with no expiration date. The Company’s board of directors also authorized the use of a Rule 10b5-1 plan, which was put into place during the second quarter of 2018.
During the three and six months ended June 30, 2018, the Company repurchased 182 shares of ZAGG Inc common stock for a total consideration of $3,006, which included commissions and processing fees totaling $7. As of June 30, 2018, a total of $14,552 remained authorized under the stock repurchase program.
The shares repurchased during the three months ended June 30, 2018 are as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30, 2018	—	$—	—	$17,558
May 1 - May 31, 2018	—	$—	—	$17,558
June 1 - June 30, 2018	182	$16.49	182	$14,552

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits
a. Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit Number	Description of Exhibit

10.1
Amended and Restated Credit and Security Agreement dated as of April 12, 2018 by and among ZAGG Inc, KeyBank National Association, KeyBank Capital Markets Inc, and the other lenders party thereto (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 12, 2018 and incorporated herein by this reference)

10.2
$40,000,000 Revolving Credit Note, dated April 12, 2018, by ZAGG Inc to KeyBank National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 12, 2018 and incorporated herein by this reference)

10.3
$30,000,000 Revolving Credit Note, dated April 12, 2018, by ZAGG Inc to ZB, N.A. d/b/a Zions First National Bank (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 12, 2018 and incorporated herein by this reference)

10.4
$15,000,000 Revolving Credit Note, dated April 12, 2018, by ZAGG Inc to MUFG Union Bank, N.A. (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 12, 2018 and incorporated herein by this reference)

10.5
$8,500,000 Swing Line Note, dated April 12, 2018, by ZAGG Inc to KeyBank National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 12, 2018 and incorporated herein by this reference)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZAGG INC

Dated: August 1, 2018	/s/ CHRIS AHERN
Chris Ahern
Chief Executive Officer & Director
(Principal executive officer)

Dated: August 1, 2018	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Chief Financial Officer
(Principal financial officer)