Form 10-Q
period 2018-09-30
ZAGG Inc
filed 2018-11-07
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
(Mark one)
☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018, or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

001-34528
(Commission File Number)
ZAGG INC
(Exact name of registrant as specified in its charter)

Delaware	20-2559624
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

910 West Legacy Center Way, Suite 500 Midvale, Utah 84047
(Address of principal executive offices, including zip code)

(801) 263-0699
(Registrant’s telephone number, including area code)
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
☐ Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 27,793,179 common shares as of November 5, 2018.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$17,780	$24,989
Accounts receivable, net of allowances of $707 and $734	115,801	123,220
Income tax receivable	941	—
Inventories	78,666	75,046
Prepaid expenses and other current assets	6,649	4,547
Total current assets	219,837	227,802

Property and equipment, net of accumulated depreciation of $15,284 and $12,540	13,936	13,444
Intangible assets, net of accumulated amortization of $75,151 and $66,639	32,505	39,244
Deferred income tax assets	22,134	24,403
Goodwill	12,570	12,272
Other assets	1,667	3,426
Total assets	$302,649	$320,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,355	$96,472
Income tax payable	—	2,052
Sales returns liability	43,506	34,536
Accrued wages and wage related expenses	5,812	5,652
Accrued liabilities	8,091	8,168
Deferred revenue	—	315
Current portion of line of credit	—	23,475
Current portion of long-term debt, net of deferred loan costs of $0 and $141	—	13,922
Total current liabilities	124,764	184,592

Non-current portion of line of credit	28,000	—
Total liabilities	152,764	184,592

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 34,433 and 34,104 shares issued	34	34
Treasury stock, 6,448 and 6,065 common shares at cost	(43,734)	(37,637)
Additional paid-in capital	95,642	96,145
Accumulated other comprehensive loss	(853)	(348)
Retained earnings	98,796	77,805

Total stockholders’ equity	149,885	135,999
Total liabilities and stockholders’ equity	$302,649	$320,591

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net sales	$141,087	$134,398	$371,718	$342,571
Cost of sales	88,916	86,006	244,297	229,749
Gross profit	52,171	48,392	127,421	112,822

Operating expenses:
Advertising and marketing	3,089	2,627	8,322	7,703
Selling, general and administrative	27,349	26,720	78,692	78,727
Transaction costs	618	96	635	611
Impairment of intangible asset	—	—	—	1,959
Amortization of intangible assets	2,859	3,014	8,404	9,040
Total operating expenses	33,915	32,457	96,053	98,040

Income from operations	18,256	15,935	31,368	14,782

Other income (expense):
Interest expense	(286)	(417)	(1,132)	(1,527)
Other (expense) income	(176)	18	(362)	67
Total other expense	(462)	(399)	(1,494)	(1,460)

Income before provision for income taxes	17,794	15,536	29,874	13,322

Income tax provision	(3,168)	(5,760)	(5,003)	(6,281)

Net income	$14,626	$9,776	$24,871	$7,041

Earnings per share attributable to stockholders:
Basic earnings per share	$0.52	$0.35	$0.88	$0.25
Diluted earnings per share	$0.51	$0.34	$0.87	$0.25

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net income	$14,626	$9,776	$24,871	$7,041

Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	175	326	(505)	1,171
Total other comprehensive income (loss)	175	326	(505)	1,171

Total comprehensive income	$14,801	$10,102	$24,366	$8,212

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017

Cash flows from operating activities:
Net income	$24,871	$7,041
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,165	2,536
Depreciation and amortization	13,330	16,508
Deferred income tax expense	2,266	5,203
Loss on disposal of property and equipment	9	13
Loss on deferred loan costs with debt modification	243	—
Amortization of deferred loan costs	147	192
Impairment of intangible asset	—	1,959
Changes in operating assets and liabilities:
Accounts receivable, net	7,735	(12,054)
Inventories	(1,751)	1,636
Prepaid expenses and other current assets	(694)	(104)
Other assets	1,618	918
Accounts payable	(30,469)	(3,526)
Income tax (payable) receivable	(3,153)	3,195
Sales returns liability	3,831	907
Accrued wages and wage related expenses	58	(520)
Accrued liabilities	(539)	1,143
Deferred revenue	—	(59)
Other	191	(416)
Net cash provided by operating activities	19,858	24,572

Cash flows from investing activities:
Purchase of property and equipment	(4,444)	(3,792)
Proceeds from disposal of equipment	26	28
Purchase of BRAVEN	(3,951)	—
Net cash used in investing activities	(8,369)	(3,764)

Cash flows from financing activities:
Payment of deferred loan costs	(294)	(157)
Proceeds from revolving credit facility	238,994	296,485
Payments on revolving credit facility	(246,448)	(311,528)
Payments on term loan facility	(2,084)	(4,687)
Purchase of treasury stock	(6,097)	(1,492)
Payment of withholding on restricted stock units	(2,630)	(240)
Proceeds from issuance of stock under employee stock purchase plan	55	29
Net cash used in financing activities	(18,504)	(21,590)

Effect of foreign currency exchange rates on cash equivalents	(194)	572

Net decrease in cash and cash equivalents	(7,209)	(210)

Cash and cash equivalents at beginning of the period	24,989	11,604
Cash and cash equivalents at end of the period	$17,780	$11,394

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,127	$1,361
Cash paid (refunded) during the period for income taxes, net	5,729	(2,317)

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$1,036	$1,719
Withholding tax on restricted stock units recorded in accrued wages and wage related expenses	93	—
Modification of debt that resulted in payment of existing term loan balance	11,991	—
Indemnity Holdback of BRAVEN Acquisition included in accrued liabilities	500	—

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, & shares in thousands, except per share data)
(Unaudited)
(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION
ZAGG Inc and its subsidiaries (“ZAGG,” or the “Company”) are innovation leaders in mobile tech accessories for smartphones and tablets. For over 10 years, the Company has developed creative product solutions that enhance and protect mobile devices for consumers around the world. The Company has an award-winning product portfolio that includes screen protection, power cases, power management, wireless charging, personal audio, mobile keyboards, and cases, sold under the ZAGG®, InvisibleShield®, mophie®, IFROGZ®, and BRAVEN® brands.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations, and cash flows of the Company for the periods presented. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1 to the 2017 Form 10-K. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.
Adoption of Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”
The Company adopted ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”) with a date of initial application of January 1, 2018. As a result of this adoption, the Company has changed its accounting policy for revenue recognition as detailed below.
The Company applied Topic 606 on January 1, 2018, using the modified retrospective approach, with the cumulative effect of adopting the new standard being recognized in retained earnings at January 1, 2018. Therefore, the prior period comparative information has not been adjusted and continues to be reported under ASC Topic 605, “Revenue Recognition” (“Topic 605”). The adoption of Topic 606 resulted in an increase in accounts receivable of $115; an increase in prepaid expenses and other current assets of $1,255 for the recognition of the right of return assets; an increase in sales return liability of $5,250 for the recognition of the sales return liability on a gross basis and for the change in estimating refund liabilities under Topic 606; an increase in accrued liabilities of $314; a decrease in deferred revenue of $314; and a decrease of $3,880 in retained earnings as a cumulative effect of adoption. The largest driver of changes for the adoption of Topic 606 was the change in estimate for price concessions offered to end customers. Under Topic 605, price concessions to end customers were recognized when such incentives were explicitly offered to the end customer, whereas under Topic 606 such incentives are estimated and recorded at the time of the sale of products to the Company’s customers.

The accounts that changed under Topic 606 for the condensed consolidated balance sheet as of September 30, 2018 have been outlined as follows:

Condensed consolidated balance sheet changes	Reported as of September 30, 2018	Adjustments as of September 30, 2018	Balances Without Adoption of Topic 606 as of September 30, 2018

Accounts receivable, net of allowances	$115,801	$(233)	$115,568
Prepaid expenses and other current assets	6,649	(1,139)	5,510
Sales returns liability	43,506	(6,929)	36,577
Accrued liabilities	8,091	(439)	7,652
Deferred revenue	—	439	439
Retained earnings	98,796	5,557	104,353
The accounts that changed under Topic 606 for the condensed consolidated statement of operations for the three months ended September 30, 2018 have been outlined as follows:

Condensed consolidated statement of operations changes	Reported for the Three Months Ended September 30, 2018	Adjustments for the Three Months Ended September 30, 2018	Amounts Without Adoption of Topic 606 for the Three Months Ended September 30, 2018

Net sales	$141,087	$3,494	$144,581
Cost of sales	88,916	161	89,077
The accounts that changed under Topic 606 for the condensed consolidated statement of operations for the nine months ended September 30, 2018 have been outlined as follows:

Condensed consolidated statement of operations changes	Reported for the Nine Months Ended September 30, 2018	Adjustments for the Nine Months Ended September 30, 2018	Amounts Without Adoption of Topic 606 for the Nine Months Ended September 30, 2018

Net sales	$371,718	$5,544	$377,262
Cost of sales	244,297	(13)	244,284
Revenue recognition accounting policy
The Company’s revenue is primarily derived from (1) sales of its products through its indirect channel, including retailers and distributors; (2) sales of its products through its direct channel, including www.ZAGG.com and www.mophie.com  (The URLs are included here as inactive textual references and information contained on, or accessible through, the websites is not a part of, and is not incorporated by reference into, this report) and its corporate-owned ZAGG-branded store; and (3) from franchise fees derived from the on-boarding of new franchisees and sales of its products to franchisees. The Company’s revenue is measured based on the amount of consideration it expects to receive, reduced by estimates for variable consideration which includes sales returns, discounts, and other credits. The observable standalone selling prices of products sold are based on the prices charged to customers and are mutually agreed upon by both parties before any orders are authorized.

For substantially all of the Company's sales, the performance obligation is met and revenue is recognized at a point in time when control of the goods is transferred to the customer, which generally occurs upon delivery to the customer or to the shipping carrier.
For franchise fees, revenue is derived from the sale of licenses, training, equipment and marketing, among other items. The Company recognizes franchise fee revenue for performance obligations over the franchise contractual term using a straight-line basis.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and are collected by the Company from a customer, are excluded from revenue.
Sales returns, discounts and other credits
The nature of the Company’s contracts gives rise to several types of variable consideration, including sales returns, discounts, and other credits. Certain customers receive credit-based incentives or credits, which are accounted for as variable consideration in the form of credit memos off future purchases from the Company. The Company estimates these amounts based on the expected amount to be provided to customers and reduces revenue accordingly for each transaction.
The Company estimates a reserve for sales returns, discounts, and other credits, and records the respective estimated reserve amounts, including a right to return asset when a product is expected to be returned and resold. Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales returns, discounts, and other credits.
Contract balances
The following table provides information about receivables, right of return assets, contract liabilities, refund liabilities, and warranty liabilities from contracts with customers as of September 30, 2018:

September 30, 2018

Receivables, which comprises the balance in accounts receivable, net of allowances	$115,801
Right of return assets, which are included in prepaid expenses and other current assets	1,139
Refund liabilities, which are included in sales return liability	39,195
Warranty liabilities, which are included in sales return liability	4,311
Contract liabilities, which are included in accrued liabilities	439
The current balance of the right of return assets is the estimated amount of inventory to be returned that is expected to be resold. The current balance of contract liabilities primarily relates to the advance consideration received from customers for products for which transfer of control has not yet occurred, and therefore recognition of revenue is deferred until the transfer of control has been completed. The current balance of refund liabilities is the expected amount of estimated sales returns, discounts and other credits from sales that have occurred. The current balance of warranty liabilities is the expected amount of warranty claim returns from sales that have occurred.
The following summarizes the activities in the Company’s warranty liabilities for the nine months ended September 30, 2018:

Balance as of December 31, 2017	$4,189
Additions	9,249
Warranty claims charged	(9,125)
Foreign currency translation gain	(2)
Balance as of September 30, 2018	$4,311
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

• The Company recognizes the cost for shipping and handling as a fulfillment activity after control over products have transferred to the customer. For product sales, the standard shipping terms are FOB shipping point under which revenue is recorded when the product is shipped, net of estimated returns and discounts. Shipping and handling costs are included in cost of sales.
• The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.
Disaggregation of revenue from contracts with customers
In the following tables, revenue from contracts with customers are disaggregated by key product lines, key distribution channels, and key geographic regions.
The percentage of net sales related to the Company’s key product lines for the three and nine months ended September 30, 2018 and 2017, was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Screen Protection	63%	57%	56%	52%
Power Management	22%	19%	27%	18%
Power Cases	5%	12%	6%	18%
Keyboards	6%	5%	6%	6%
Audio	3%	6%	4%	6%
Other	1%	1%	1%	0%
The percentage of net sales related to the Company’s key distribution channels for the three and nine months ended September 30, 2018 and 2017, was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Indirect channel	88%	90%	88%	89%
Website	7%	7%	8%	8%
Franchisees	5%	3%	4%	3%
The percentage of net sales related to the Company’s key geographic regions for the three and nine months ended September 30, 2018 and 2017, was approximately as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

United States	85%	85%	84%	86%
Europe	8%	9%	9%	8%
Other	7%	6%	7%	6%

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” (“Topic 842”), which modifies the accounting for leases, intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. Topic 842 will require entities to recognize a liability for their lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at their present value and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For financing leases, the leased asset is depreciated on a straight-line basis and depreciation expense is recorded separately from the interest expense in the statements of operations, resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. Topic 842 requires that assets and liabilities be presented or disclosed separately, and requires additional disclosure of certain qualitative and quantitative information related to these lease agreements. Topic 842 is effective for annual and interim periods beginning after December 15, 2018. In addition, in July 2018, the FASB issued ASU No. 2018-11 “Targeted Improvements” to provide an additional transition method whereby entities are allowed to initially apply Topic 842 by adjusting equity at the adoption date. The Company plans to adopt the standard using the modified retrospective approach beginning January 1, 2019. The Company expects to elect the package of practical expedients upon adoption, which allows for the application of the standard solely to the transition period in 2019 but does not require application to prior fiscal comparative periods presented.
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on reported results of operations. A reclassification has been made with a $2,347 reduction to accrued liabilities and a $2,347 increase to sales returns liability, both current liabilities.
(2) ACQUISITION OF BRAVEN
On July 20, 2018 (the “Acquisition Date”), ZAGG Amplified, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Buyer”), entered into and closed an asset purchase agreement with Incipio LLC (“Incipio”) to acquire BRAVEN Audio (“BRAVEN”) (the “BRAVEN Acquisition”). In connection with the BRAVEN Acquisition, the Buyer acquired accounts receivable, inventory, property and equipment, intellectual property, a product and engineering team, and certain other assets as well as assumed certain liabilities for total consideration of $5,000 in cash, adjusted by accounts receivable and accounts payable of $549 for a net purchase price of $4,451. As agreed in the purchase agreement, the Buyer retained a reserve of $500 for indemnity claims to be paid 12 months (the “Indemnity Holdback") following the Acquisition Date; the Indemnity Holdback is included in accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2018. Any remaining amount of the Indemnity Holdback shall be remitted to Incipio as specified in the purchase agreement. BRAVEN products include rugged Bluetooth® speakers and earbuds, which are expected to expand the Company’s product profile and markets and may amplify its brands and increase the long-term value of its business.
The following summarizes the purchase consideration and the cash outflow at the Acquisition Date:

September 30, 2018

Net purchase price	$4,451
Indemnity Holdback	(500)
Total cash outflow	$3,951

The net purchase price of $4,451 has been allocated to identifiable assets acquired and liabilities assumed based on their respective fair values. The excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. The following table summarizes the estimates of the fair values of the identifiable assets acquired and liabilities assumed as of the Acquisition Date:

September 30, 2018

Accounts receivable	$650
Inventory	2,320
Property and equipment	368
Amortizable identifiable intangible assets	1,774
Goodwill	298
Accounts payable	(959)
Total	$4,451
Identifiable Intangible Assets
Classes of acquired intangible assets include patents and technology, trade names and backlog. The fair value of the identifiable intangible assets was determined using various valuation methods, including the income and cost approaches. For assets valued under the income approach, the estimate of the present value of expected future cash flows for each identifiable asset was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical data adjusted based on the Company’s historical experience and the expectations of market participants. The cost approach determined the valuation of the identifiable intangible assets by applying the concept of replacement cost whereby a prudent investor is believed not willing to pay for an asset more than the cost to replace such asset. The amounts assigned to each class of intangible asset and the related weighted average amortization periods are as follows:

	Intangible Asset Class	Weighted Average Amortization Period

Patents and technology	$872	3.1 years
Trade names	901	10.0 years
Backlog	1	0.5 years
Total	$1,774
Goodwill
Goodwill represents the excess of the BRAVEN purchase price over the fair value of the assets acquired and liabilities assumed. The Company believes that the primary factors supporting the amount of the goodwill recognized are the significant growth opportunities and expected synergies of the combined entity.
(3) INVENTORIES
Inventories consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Finished goods	$78,398	$74,734
Raw materials	268	312
Total inventories	$78,666	$75,046
Included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers of $2,361 and $1,906 as of September 30, 2018 and December 31, 2017, respectively.

(4) GOODWILL AND INTANGIBLE ASSETS
During the three and nine months ended September 30, 2018, goodwill increased in connection with the BRAVEN Acquisition. The following table summarizes the changes in goodwill during the nine months ended September 30, 2018:

Balance as of December 31, 2017	$12,272
Increase in connection with BRAVEN Acquisition	298
Balance as of September 30, 2018	$12,570
There was no change in goodwill during the three and nine months ended September 30, 2017.
In connection with the BRAVEN Acquisition, intangible assets increased $1,774 for patents and technology, trade names and backlog for the three and nine months ended September 30, 2018. There were no additions to intangible assets for the three and nine months ended September 30, 2017. There were no impairments of intangible assets for the three and nine months ended September 30, 2018. Additionally, there were no impairments to intangible assets for the three months ended September 30, 2017. The following table summarizes the impairments of gross intangible assets for the nine months ended September 30, 2017:

Balance as of December 31, 2016	$108,659
Impairment loss on patent	(2,777)
Balance as of September 30, 2017	$105,882
On April 11, 2017, the Company received a final court order stating that the claims of one of its patents were either not patentable or canceled. Accordingly, management determined that the patent’s carrying value was not recoverable through future cash flows and was impaired as of March 31, 2017. Consequently, for the nine months ended September 30, 2017, the Company recorded an impairment loss to intangible assets consisting of a reduction of gross carrying amount of $2,777, accumulated amortization of $818, and net carrying value of $1,959 to reduce the net carrying value of the canceled patent to $0.
Intangible assets, net of accumulated amortization as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018	December 31, 2017

Trade names	$16,340	$17,854
Patents and technology	9,537	10,981
Customer relationships	5,752	9,259
Non-compete agreements	868	1,137
Other	8	13
Total intangible assets, net of accumulated amortization	$32,505	$39,244
The total weighted average useful lives of intangible assets as of September 30, 2018 and December 31, 2017, was 8.1 years and 8.2 years, respectively.
(5) INCOME TAXES
For interim periods, the tax provision is determined utilizing an estimate of the Company’s annual effective tax rate adjusted for discrete items, if any. The Company’s effective tax rate for the three and nine months ended September 30, 2018 was 18% and 17%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2017 was 37% and 47%, respectively. The change in the effective tax rate for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was due to several factors including but not limited to a change in the federal statutory rate from 35% to 21% and the effect of discrete items. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items, the Company’s global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.

(6) DEBT AND LINE OF CREDIT
Long-term debt, net as of September 30, 2018 and December 31, 2017, was as follows:

	September 30, 2018	December 31, 2017

Line of credit	$28,000	$23,475
Long-term debt, net of deferred loan costs of $0 and $141	—	13,922
Total debt outstanding	28,000	37,397
Current portion of total debt outstanding, net of deferred loan costs of $0 and $141	—	37,397
Total long-term debt outstanding	$28,000	$—
On April 12, 2018, the Company entered into an Amended and Restated Credit and Security Agreement (the “New Credit Agreement”) with KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender, KeyBanc Capital Markets Inc., as Sole Lead Arranger and Sole Book Runner, and other members of the lender group.
The New Credit Agreement consists of an $85,000 secured revolving credit facility (the “Revolver”), which is not subject to borrowing base limitations. In addition, at the Company’s option, up to $40,000 of the Revolver may be made available for the issuance of letters of credit. Proceeds from the Revolver were used to fully retire the term loan and thus the Revolver is the only credit instrument effective April 12, 2018. The Company had a loss of $243 of deferred loan costs that were written off as of the New Credit Agreement effective date, and the Company carried over $521 of previously capitalized deferred loan costs with the modification of the existing debt. The Company capitalized $294 in additional debt issuance costs, for a new beginning balance of $815 of deferred loan costs, with $739 remaining as of September 30, 2018 to be amortized which is included in other assets in the condensed consolidated balance sheet.
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

(7) STOCK-BASED COMPENSATION
The grant of restricted stock units with respective weighted-average fair value per share for the three and nine months ended September 30, 2018 and 2017 is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Granted	14	45	293	479
Weighted average fair value per share	$15.80	$8.65	$12.64	$6.77
The fair value of the restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock units vest annually on a straight-line basis over a nine-month (annual board of directors’ grant) to a three-year vesting term, depending on the terms of the individual grant.
As part of the 293 and 479 restricted stock units granted during the nine months ended September 30, 2018 and 2017, the Company granted 182 and 372 restricted stock units, respectively, to certain executives and employees of the Company where vesting is linked to specific performance criterion. These performance-based restricted stock units only vest upon the (1) Company’s achievement of specified thresholds of net sales, Adjusted EBITDA, or specific goals for the individual executive, and (2) continued employment through the applicable vesting date.
The estimated fair value of the restricted stock units is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. The following is stock-based compensation expenses related to restricted stock units recorded for the three and nine months ended September 30, 2018 and 2017, which is included as a component of selling, general, and administrative expense on the condensed consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Stock-based compensation expense related to restricted stock units	$757	$899	$2,165	$2,536
During the nine months ended September 30, 2018 and 2017, certain Company employees elected to receive a net amount of shares upon the vesting of restricted stock unit grants in exchange for the Company paying up to the maximum statutory withholding amount of the employees’ tax liabilities for the fair value of the award on the vesting date. This resulted in the Company recording $2,723 and $240 reflected as a reduction of additional paid-in capital, respectively. Of the $2,723 recorded as a reduction of additional paid-in capital, $93 was included in accrued wages and wage related expenses as of September 30, 2018.
(8) EARNINGS PER SHARE
Basic earnings per common share excludes dilution and is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if stock options and restricted stock, or other common stock equivalents were exercised or converted into common stock. The dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method.

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Net income	$14,626	$9,776	$24,871	$7,041
Weighted average shares outstanding:
Basic	28,241	27,969	28,250	27,996
Dilutive effect of restricted stock units	322	412	390	233
Diluted	28,563	28,381	28,640	28,229
Earnings per share:
Basic	$0.52	$0.35	$0.88	$0.25
Diluted	$0.51	$0.34	$0.87	$0.25
For the three and nine months ended September 30, 2018, 65 and 98 restricted stock units were not considered in calculating diluted earnings per share, respectively, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2017, there were no restricted stock units excluded from the calculation of diluted earnings per share.
(9) TREASURY STOCK
During the fourth quarter of 2015, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s outstanding common stock with no expiration date. As of September 30, 2018 and December 31, 2017, a total of $11,461 and $17,558 remained authorized under the stock repurchase program, respectively.
The Company repurchased shares for the three and nine months ended September 30, 2018, presented as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Shares repurchased	201	—	383	234
Cash consideration paid	$3,091	$—	$6,097	$1,492
Commissions to brokers included in cash consideration paid	$8	$—	$15	$9
Weighted average price per share repurchased	$15.36	$—	$15.90	$6.35

The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.

(10) COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office and warehouse space, office equipment, and a retail store location under operating leases that expire through 2026. Future minimum rental payments required under the operating leases as of September 30, 2018, were as follows:

2018	$567
2019	3,001
2020	2,829
2021	2,450
2022	2,510
Thereafter	4,068
Total operating lease commitments	$15,425
For the three and nine months ended September 30, 2018, rent expense was $768 and $2,314, respectively. For the three and nine months ended September 30, 2017, rent expense was $736 and $2,179, respectively. Rent expense was recognized on a basis which approximates straight-line over the lease term and was recorded as a component of selling, general and administrative expense on the condensed consolidated statement of operations.
Commercial Litigation
ZAGG Inc and mophie, Inc. v. Anker Technology Co. Ltd. and Fantasia Trading LLC, United States District Court for the Central District of California, Case No. 8:17-CV-2193-DOC-DFM (the “Anker Lawsuit”) - On December 15, 2017, ZAGG and mophie filed the Anker Lawsuit alleging that Anker Technology Co. Ltd. (“Anker”) and Fantasia Trading LLC (“Fantasia”) infringe U.S. Patent Nos. 8,971,039, 9,077,013, 9,088,028, 9,088,029, 9,172,070, and 9,406,913 in connection with protective battery cases for smartphones.  The Anker products accused of infringement include Anker’s Ultra Slim Extended Battery Case for iPhone® 6 / 6s (4.7 inch) with 2850mAh capacity; Premium Extended Battery Case for iPhone 6 / 6s (4.7 inch) with 3100mAh Capacity; PowerCore Case for iPhone 7 (4.7 inch), 80% Extra Battery; and PowerCore Case for iPhone 7 (4.7 inch), 95% Extra Battery.  The complaint filed by ZAGG and mophie seeks monetary damages and an injunction against Anker.  On March 12, 2018, Anker and Fantasia filed answers and counterclaims in the lawsuit. In their answers, Anker and Fantasia denied infringement of any valid claim and asserted counterclaims for non-infringement and invalidity of the patents at issue.
The Company disputes Anker’s contentions and will defend the claims and otherwise respond to the allegations.  The matter is scheduled for trial in November 2019.  This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
SEC Investigation
The Company has reached an agreement with the Staff of the SEC to settle the previously disclosed investigation related to facts and circumstances surrounding former Chief Executive Officer Robert Pedersen’s pledge and subsequent sale of Company shares and the fact that such pledges and sales were not disclosed in the Company’s 2011 10-K filed on March 15, 2012, or 2012 Proxy filed on April 27, 2012. Without admitting or denying the allegations contained in the order, the Company has agreed to pay a civil penalty in the amount of $75 to the SEC and has consented to the entry of an order with respect to violations of Section 13(a) of the Exchange Act and Rule 13a-1 promulgated thereunder, which relate to disclosures in the annual report. The agreement remains subject to final approval by the Commission.
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
The Company establishes reserves when a particular contingency is probable and estimable. The Company has not accrued for any losses in the condensed consolidated financial statements as of September 30, 2018 due to the fact that either the losses are immaterial or the losses are not considered probable or estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

(11) CONCENTRATIONS
Concentration of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in cash accounts for the nine months ended September 30, 2018 and 2017.
As of September 30, 2018 and December 31, 2017, two separate customers exceeded 10% of the balance of accounts receivable, as follows:

	September 30, 2018	December 31, 2017

Superior Communications, Inc. (“Superior”)	45%	31%
Best Buy Co., Inc. (“Best Buy”)	18%	18%
No other customer account balances were more than 10% of accounts receivable as of September 30, 2018 and December 31, 2017. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
Concentration of suppliers
The Company does not directly manufacture any of its products; rather, the Company employs various third-party manufacturing partners in the United States and Asia to perform these services on its behalf. The services employed by these third parties include the selection of sub-suppliers that provide raw materials and other components used in the manufacturing process. The Company has endeavored to use common components and readily available raw materials in the design of its products that can be sourced from multiple sub-suppliers. However, raw film used in our InvisibleShield film and InvisibleShield On-Demand (“ISOD”) products has been produced by a single supplier for many years. The film supplier has contractually agreed not to sell the raw materials to any of the Company’s competitors.
Below is a high-level summary by product category of the manufacturing sources used by the Company:
• Screen Protection – The screen product line is comprised of sales of InvisibleShield glass products, InvisibleShield film products, and ISOD film blanks. InvisibleShield glass products are sourced from factories in Asia with protective glass expertise, each of which uses a number of sub-suppliers for raw materials and other components. The InvisibleShield film and ISOD products are sourced through the Company’s third-party logistics partner, who purchases the raw film inventory from a single supplier (as discussed above).
• Battery Cases and Power Management – The battery case and power management product lines consist of power products that are designed to provide on-the-go power and wireless charging for tablets, smartphones, laptops, cameras, and virtually all other electronic mobile devices. The power products are sourced from factories in Asia with battery expertise, each of which uses a number of sub-suppliers for raw materials and other components.
• Keyboards – The keyboard product line consists of (1) device specific keyboards designed to fit individual tablets produced by original equipment manufacturers and (2) keyboards that are designed to be device agnostic and can be used on virtually any mobile device. The keyboard products are sourced from factories in Asia with keyboard expertise, each of which uses a number of sub-suppliers for raw materials and other components.
• Audio – The audio product line consists of speakers, earbuds and headphones that are designed to be compatible with virtually all electronic mobile devices. The audio products are sourced from factories in Asia with audio expertise, each of which uses a number of sub-suppliers for raw materials and other components.
The Company’s product and operations teams work closely with suppliers from initial product development and throughout the manufacturing process to ensure that (1) the supplier understands, and will build according to, the product specifications, (2) appropriate quality is maintained for the finished goods and for all sub-components, and (3) the supplier can meet the Company’s supply needs.

Concentration of net sales
For the three and nine months ended September 30, 2018 and 2017, Superior and Best Buy accounted for over 10% of net sales, as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Superior	36%	32%	33%	31%
Best Buy	12%	12%	11%	10%
For the three and nine months ended September 30, 2018 and 2017, no other customers accounted for greater than 10% of net sales.
Although the Company has contracts in place governing the relationships with its retail distribution customers (“retailers”), the contracts are not long-term and all the retailers generally purchase from the Company on a purchase order basis. As a result, these retailers generally may, with little or no notice or penalty, cease ordering and selling the Company’s products, or materially reduce their orders. If any of these retailers cease selling the Company’s products, slow their rate of purchase of its products, or decrease the number of products they purchase, the Company’s results of operations could be adversely affected.
Concentration of region
The percentage of net sales by geographic region for the three and nine months ended September 30, 2018 and 2017, was approximately:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

United States	85%	85%	84%	86%
Europe	8%	9%	9%	8%
Other	7%	6%	7%	6%

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
Our Business
ZAGG Inc and its subsidiaries (“we,” “us,” “our,” “ZAGG,” or the “Company”) are an innovation leader in mobile tech accessories for smartphones and tablets, and are committed to enhance every aspect of performance, productivity and durability in mobile devices with creative product solutions. We were created from the concept of applying a clear film originally designed to protect military-helicopter blades in harsh desert conditions to protect consumers’ mobile devices. Mobile devices are essential to modern living and our mission is to ensure better performance in the real world.
In addition to our home-grown brands, we have created a platform to combine category-creating and innovative brands that address specific consumer needs to empower a mobile lifestyle. We have an award-winning product portfolio that includes screen protection, power cases, power management, wireless charging, personal audio, mobile keyboards, and cases sold under the ZAGG®, InvisibleShield®, mophie®, IFROGZ® and BRAVEN® brands.
We maintain our corporate headquarters at 910 West Legacy Center Way, Suite 500, Midvale, Utah 84047. Our telephone number is (801) 263-0699, and our website addresses are www.ZAGG.com and www.mophie.com (the URLs are included here as an inactive textual references and information contained on, or accessible through, our websites is not a part of, and is not incorporated by reference into, this report).
We have established four corporate objectives and seven core values to act as a foundation for our corporate culture and guide us daily:

Corporate Objectives	Core Values
The Preferred Brand	Integrity
Creative Product Solutions	Ownership
Targeted Global Distribution	Care for People
Operational Excellence	Passion
Continuous Improvement
Performance
Sense of Urgency
The corporate objectives are intended to align our functional teams’ goals and execution. Every one of our employees is trained to understand his or her role in executing to these objectives. Each core value acts as a key component in working toward our corporate objectives of providing creative product solutions, executing targeted global distribution, achieving operational excellence, and being the preferred brand for its customers.
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
Our InvisibleShield films were originally developed to protect the leading edge of rotary blades on military helicopters. Through constant innovation, we continue to formulate new films that are designed to offer the highest standards in self-healing scratch and impact protection. We also continue to drive innovation around simplifying the customer application experience like we have done with our EZ Apply® tabs, which are designed to help users align and apply InvisibleShield products. We also provide custom-fit screen protection for thousands of device types through our automated InvisibleShield On Demand (“ISOD”) solution. With ISOD, retailers can supply consumers with screen protection for nearly any device model, all without having to hold excess inventory.
InvisibleShield Glass is designed to provide premium screen protection and clarity, along with a superior feel and universally compatible touch sensitivity. During the third quarter of 2018, we launched InvisibleShield Glass + VisionGuard™  for the iPhone Xs, iPhone Xs Max and iPhone XR which features protective EyeSafe® technology that filters out portions of the harmful high-energy visible blue light spectrum emanating from device screens, while maintaining the superior color performance of the device display.
We have the leading market share in screen protection and have maintained that leading position by consistently delivering innovative products to the market.
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
mophie’s innovative new universal wireless charging pad is designed to provide an optimized charging experience with the latest Qi wireless charging technology for universal compatibility. During the third quarter of 2018, new charge stream powerstations were launched to ensure customers have access to easy, fast and convenient wireless charging anywhere and anytime for Apple®, Samsung® and other Qi-enabled mobile devices.

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
In 2007, the IFROGZ EarPollution® product line was released. This eclectic selection of earbuds and headphones specifically targeted a younger demographic while still appealing to a wide spectrum of consumers. During the third quarter of 2018, we introduced the Sound Hub™ wireless earbud family. With this new line of wireless audio, customers have more customized options for their wireless audio as its Bluetooth® receiver turns any device with a 3.5mm jack, such as headphones, earbuds, and speakers, into a wireless audio device.
We continue to innovate and expand our headphone and earbud product lines under the IFROGZ name to include offerings for all ages under both the EarPollution and IFROGZ brands.
BRAVEN Products
During the third quarter of 2018, we acquired BRAVEN Audio to expand our product profile. BRAVEN products are designed with cutting-edge technology to produce premium Bluetooth audio solutions for the outdoor adventurer and modern audio enthusiast. We anticipate that the combination of high audio quality, ease of use and superior features will enable us to develop the BRAVEN brand into one of the fastest growing wireless audio brands in the industry.
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
ZAGG keyboards are designed to offer consumers an enhanced and innovative productivity experience. Since entering this category, we have continually reinvented the ZAGG line of keyboards while also providing timely, curated solutions for new devices released by Apple, Microsoft®, and Samsung, as well as other leading mobile device manufacturers. In addition to device-specific keyboards and folio keyboard cases, the ZAGG line of universal full-size Bluetooth keyboards are designed to be compatible with virtually any device and mobile operating system. During the third quarter of 2018, we expanded our keyboard lineup with the Flex® universal keyboard and stand, which features a slim and portable design. The Flex universal keyboard can work with any Bluetooth device and make data entry fast and easy by eliminating hunt-and-peck typing.
We continue to innovate and expand our wireless keyboard product lines as end users’ requirements evolve in this rapidly changing market segment.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires that we make estimates and judgments. We base these on historical experience and on other assumptions that we believe to be reasonable. Our critical accounting policies are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Form 10-K. There have been no material changes to the critical accounting policies or estimates previously disclosed in that report except for the implementation of certain estimates for revenue recognition under Topic 606 as disclosed below.
Revenue recognition accounting policy
Our revenue is derived from (1) sales of our products through our indirect channel, including retailers and distributors; (2) sales of our products through our direct channel, including www.ZAGG.com and www.mophie.com, and our corporate-owned ZAGG-branded store; and (3) from franchise fees derived from the on-boarding of new franchisees. Our revenue is measured based on the amount of consideration we expect to receive, reduced by estimates for sales returns, discounts, and other credits. The observable standalone selling prices of products sold are based on the prices charged to customers and are mutually agreed upon by both parties before any orders are authorized.

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
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue.
Topic 606 has required significant changes to how our revenue is recognized. Updates to our accounting policies have been made as part of adoption of this new standard. These changes to our accounting policies and procedures under the new standard have most significantly impacted the estimates previously used to determine our sales returns, discounts and other credits. The new variable consideration calculations for these estimates apply assumptions required by Topic 606, which require judgment. In applying these new assumptions, and in the application of Topic 606, we have determined that the updated accounting policies and estimates to ensure compliance under Topic 606 continue to be critical accounting policies and estimates.
Sales returns, discounts and other credits
The nature of our contracts gives rise to several types of variable consideration, including sales returns, discounts, and other credits. Certain customers receive credit-based incentives or credits, which are accounted for as variable consideration in the form of credit memos off future purchases from us. We estimate these amounts based on the expected amount to be provided to customers and reduce revenue accordingly on the invoice date.
We estimate variable consideration for sales returns, discounts, and other credits, and record the respective estimated amounts, including a right to return asset when a product is expected to be returned and resold. Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales returns, discounts, and other credits.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 1, “Nature of Operations and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.
Results of Operations (in thousands, except per share data)
Three months ended September 30, 2018 and 2017
Net sales
Net sales for the three months ended September 30, 2018, were $141,087, compared to net sales of $134,398 for the three months ended September 30, 2017, an increase of $6,689, or approximately 5%. The $6,689 increase in net sales was primarily attributable to (1) increased sales of screen protection products in key wireless and retail accounts driven by the new iPhone launch as well as the introduction of the Glass + VisionGuard screen protection products, and (2) the increase in sales of our power management products, specifically related to wireless charging accessories. These increases were partially offset by a decrease in sales of power cases and audio.
The percentage of net sales related to our key product lines for the three months ended September 30, 2018 and 2017, was approximately as follows:

	Three Months Ended
	September 30, 2018	September 30, 2017

Screen Protection	63%	57%
Power Management	22%	19%
Power Cases	5%	12%
Keyboards	6%	5%
Audio	3%	6%
Other	1%	1%

The percentage of net sales related to our key distribution channels for the three months ended September 30, 2018 and 2017, was approximately as follows:

	Three Months Ended
	September 30, 2018	September 30, 2017

Indirect channel	88%	90%
Website	7%	7%
Franchisees	5%	3%
The percentage of net sales related to our key geographic regions for the three months ended September 30, 2018 and 2017, was approximately as follows:

	Three Months Ended
	September 30, 2018	September 30, 2017

United States	85%	85%
Europe	8%	9%
Other	7%	6%
Gross profit
Gross profit for the three months ended September 30, 2018, was $52,171, or approximately 37% of net sales, compared to gross profit of $48,392, or approximately 36% of net sales for the three months ended September 30, 2017. The increase in gross profit margin was primarily attributable to the mix of screen protection products, our highest margin product category, which increased during the three months ended September 30, 2018, to approximately 63% of net sales compared to approximately 57% of net sales during the three months ended September 30, 2017.
Operating expenses
Operating expenses for the three months ended September 30, 2018, were $33,915, compared to operating expenses of $32,457 for the three months ended September 30, 2017, an increase of $1,458, or approximately 4%. The $1,458 increase in operating expenses was primarily attributable to (1) increases in headcount to support additional growth of the Company, and (2) transaction costs incurred in connection with the acquisition of BRAVEN. These increases were partially offset by a decrease in depreciation expense resulting from lower carrying amounts of property and equipment during the three months ended September 30, 2018.
Income from operations
We recognized income from operations of $18,256 for the three months ended September 30, 2018, compared to income from operations of $15,935 for the three months ended September 30, 2017, an increase of $2,321.
Other expense, net
For the three months ended September 30, 2018, other expense was $462 compared to other expense of $399 for the three months ended September 30, 2017. The increase in other expense is primarily attributable to a loss on foreign exchange transactions, which was partially offset by a reduction of interest expense due to lower carrying amounts of debt.
Income tax provision
We recognized an income tax provision of $3,168 for the three months ended September 30, 2018, compared to $5,760 for the three months ended September 30, 2017. Our effective tax rate was 18% and 37% for the three months ended September 30, 2018 and 2017, respectively. The change in the effective tax rate was due to several factors including a change in the federal statutory rate from 35% to 21% and the effect of discrete items. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items, the Company’s global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.
Net income
We recognized net income of $14,626, with diluted earnings per share of $0.51 for the three months ended September 30, 2018, compared to $9,776, with diluted earnings per share of $0.34, for the three months ended September 30, 2017.

Nine months ended September 30, 2018 and 2017
Net sales
Net sales for the nine months ended September 30, 2018, were $371,718, compared to net sales of $342,571 for the nine months ended September 30, 2017, an increase of $29,147, or approximately 9%. The $29,147 increase in net sales was primarily attributable to (1) the increase in sales of our power management products, specifically related to wireless charging accessories, and (2) increases in screen protection products in key wireless and retail accounts driven by the new iPhone launch as well as the introduction of the Glass + VisionGuard screen protection products. These increases were partially offset by a decrease in sales of power cases and audio.
The percentage of net sales related to our key product lines for the nine months ended September 30, 2018 and 2017, was approximately as follows:

	Nine Months Ended
	September 30, 2018	September 30, 2017

Screen Protection	56%	52%
Power Management	27%	18%
Power Cases	6%	18%
Keyboards	6%	6%
Audio	4%	6%
Other	1%	0%
The percentage of net sales related to our key distribution channels for the nine months ended September 30, 2018 and 2017, was approximately as follows:

	Nine Months Ended
	September 30, 2018	September 30, 2017

Indirect channel	88%	89%
Website	8%	8%
Franchisees	4%	3%
The percentage of net sales related to our key geographic regions for the nine months ended September 30, 2018 and 2017, was approximately as follows:

	Nine Months Ended
	September 30, 2018	September 30, 2017

United States	84%	86%
Europe	9%	8%
Other	7%	6%
Gross profit
Gross profit for the nine months ended September 30, 2018, was $127,421, or approximately 34% of net sales, compared to gross profit of $112,822, or approximately 33% of net sales for the nine months ended September 30, 2017. The increase in gross profit margin was primarily attributable to the mix of screen protection products, our highest margin product category, which increased during the nine months ended September 30, 2017, to approximately 56% of net sales compared to approximately 52% of net sales during the nine months ended September 30, 2017.
Operating expenses
Operating expenses for the nine months ended September 30, 2018, were $96,053, compared to operating expenses of $98,040 for the nine months ended September 30, 2017, a decrease of $1,987, or approximately 2%. The $1,987 decrease in operating expenses was primarily attributable to (1) a decrease in depreciation expense resulting from lower carrying amounts of property and equipment during the nine months ended September 30, 2018, (2) a $1,959 charge in 2017 related to the impairment of a patent that did not recur in 2018, and (3) operating expense synergies realized related to the mophie integration. These decreases in operating expense were partially offset by increases in headcount to support the additional growth of the Company.

Income from operations
We recognized income from operations of $31,368 for the nine months ended September 30, 2018, compared to income from operations of $14,782 for the nine months ended September 30, 2017, an increase of $16,586.
Other expense, net
For the nine months ended September 30, 2018, other expense was $1,494 compared to other expenses of $1,460 for the nine months ended September 30, 2017. The increase in other expense is primarily attributable to a loss on foreign exchange transactions, which was partially offset by a reduction of interest expense due to lower carrying amounts of debt.
Income tax provision
We recognized an income tax provision of $5,003 for the nine months ended September 30, 2018, compared to $6,281 for the nine months ended September 30, 2017. Our effective tax rate was 17% and 47% for the nine months ended September 30, 2018 and 2017, respectively. The change in the effective tax rate was due to several factors including a change in the federal statutory rate from 35% to 21% and the effect of discrete items. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items, the Company’s global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.
Net income
We recognized net income of $24,871, with diluted earnings per share of $0.87 for the nine months ended September 30, 2018, compared to net income of $7,041, with diluted earnings per share of $0.25, for the nine months ended September 30, 2017.
Liquidity and Capital Resources (in thousands)
As of September 30, 2018, our principal sources of liquidity were cash provided by operations, cash on hand, and the revolving credit facility. Our principal uses of cash have been for (1) payments on revolving credit facilities, (2) purchases of treasury shares, (3) purchase of property and equipment, and (4) payments for the net share settlement of restricted stock.
Cash and cash equivalents on-hand decreased to $17,780 on September 30, 2018, from $24,989 on December 31, 2017, a decrease of $7,209. The net decrease was primarily attributable to (1) $9,538 net payments on the term and revolving credit facilities, (2) $6,097 payments for treasury stock, (3) $4,444 from property and equipment purchases, (4) $3,951 payments for the BRAVEN Acquisition, and (5) $2,630 payments for the net share settlement of restricted stock. These expenditures are partially offset by $19,858 generated from operating activities.
Accounts receivable, net of allowances, decreased to $115,801 on September 30, 2018, from $123,220 on December 31, 2017, a decrease of $7,419. The net decrease was primarily attributable to comparatively lower sales for the third quarter of 2018 in comparison to the fourth quarter of 2017, as well as strong cash collections during the nine months ended September 30, 2018.
Inventories increased to $78,666 on September 30, 2018, from $75,046 on December 31, 2017, an increase of $3,620. The net increase was primarily attributable to an increase in inventory levels needed to support the wireless charging product line, partially offset by improved operations management of inventory.
Accounts payable decreased to $67,355 on September 30, 2018, from $96,472 on December 31, 2017, a decrease of $29,117. The net decrease was primarily attributable to comparatively lower sales for the third quarter of 2018 in comparison to the fourth quarter of 2017 with an associated reduction of expenditures during each respective quarterly period. In addition, the decrease in payables for the third quarter of 2018 in comparison to the fourth quarter of 2017 was due to the launch of the wireless charging pad product last year.
As of September 30, 2018, the Company had a positive working capital of $95,073 compared to $43,210 as of December 31, 2017, an increase of $51,863. The net increase in the working capital position was primarily attributable to reductions in accounts payable and the shift of debt from current liabilities to non-current liabilities.
Based on the current level of operations, we believe that cash to be generated from operations, cash on hand, and available borrowings under our existing credit arrangement will be adequate to fund expected capital expenditures and working capital needs for the next 12 months.
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
Changes in Internal Control over Financial Reporting
To remediate this material weakness which resulted in an immaterial misstatement to net sales, accounts receivable, cost of sales, and inventory as of and for the year ended December 31, 2017 (which misstatement was corrected prior to issuance of the 2017 consolidated financial statements in the 2017 Form 10-K), management has continued to implement the following changes to its internal controls as of September 30, 2018:
• Update processes and test the improved control environment related to the appropriateness of authorities and responsibilities of internal control over financial reporting, and
• Update processes and test improved control activities over the customer returns process.
As of September 30, 2018, the Company has modified several cross functional processes and controls to address the material weakness. In addition, other processes and controls are currently being implemented as part of the ongoing remediation.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Certain of the legal proceedings in which we are involved are discussed in Note 10, “Commitments and Contingencies,” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our 2017 Form 10-K, which could materially affect our business, financial condition or future results. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2017 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
There were no material changes during the period covered in this report to the risk factors previously disclosed in our 2017 Form 10-K except as follows:
US. tariffs and international trade disputes could increase the cost of our products or make our products more expensive for customers.
On July 6, 2018, the U.S. Government imposed a 25% tariff on a variety of imports from China and on September 17, 2018, additional products from China were imposed a 10% tariff, which rate will be increase to 25% at the beginning of 2019. In response, China imposed a 5% to 10% tariff on certain U.S. goods. Such international trade disputes could result in additional or increased tariffs and other protectionist measures that could adversely affect our business. Tariffs generally increase the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on sales of our products. Tariffs could also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services.
We are uncertain of the potential future magnitude that these and other potential trade disputes and policies may have on our financial statements. The tariffs described above may have a significant impact and may materially adversely affect our business, financial condition, and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the fourth quarter of 2015, our board of directors authorized the repurchase of up to $20,000 of our outstanding common stock with no expiration date. Our board of directors also authorized the use of a Rule 10b5-1 plan, which was put into place during the second quarter of 2018.
During the three and nine months ended September 30, 2018, we repurchased 201 and 383 shares of ZAGG Inc. common stock, respectively, for a total consideration of $3,091 and $6,097, respectively, which included commissions and processing fees totaling $8 and $15, respectively. As of September 30, 2018, a total of $11,461 remained authorized under the stock repurchase program.
The shares repurchased during the three months ended September 30, 2018 are as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31, 2018	—	$—	—	$14,552
August 1 - August 31, 2018	201	$15.36	201	$11,461
September 1 - September 30, 2018	—	$—	—	$11,461

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
a. Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit Number	Description of Exhibit

10.1	Jim Kearns Employment Agreement dated August 13, 2018 (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on August 16, 2018 and incorporated herein by this reference)
10.2	Jim Kearns Change of Control Agreement dated August 13, 2018 (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on August 16, 2018 and incorporated herein by this reference)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZAGG INC.

November 7, 2018	/s/ CHRIS AHERN
Chris Ahern
Chief Executive Officer & Director
(Principal executive officer)

November 7, 2018	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday
Chief Financial Officer
(Principal financial officer)