Form 10-K
period 2018-12-31
ZAGG Inc
filed 2019-03-14
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018, or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.
001-34528
(Commission File Number)
ZAGG Inc
(Exact name of registrant as specified in its charter)

Delaware	20-2559624
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
910 West Legacy Center Way, Suite 500, Midvale, Utah, 84047
(Address of principal executive offices, including zip code)
(801) 263-0699
(Registrant's telephone number, including area code)
Securities registered under 12(b) of the Exchange Act:

Common Stock, $.001 par value	The Nasdaq Stock Market LLC
(Title of each class)	(Name of exchange on which registered)
Securities registered under 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☑ Accelerated Filer
☐ Non-accelerated Filer	☐ Smaller Reporting Company
☐ Emerging Growth Company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Based on the closing sales price of the voting and non-voting common equity held by non-affiliates as of June 29, 2018, the last business day of the Registrant's second fiscal quarter, the aggregate market value on the Nasdaq Stock Market of the voting and non-voting common equity held by non-affiliates was approximately $239,702,802. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.
The number of shares of the Registrant’s common stock outstanding as of March 12, 2019, was 28,932,923.
Documents incorporated by reference. Portions of the Registrant's Definitive Proxy Statement for the Registrant's 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the Registrant's fiscal year end.

ZAGG Inc
Fiscal year ended December 31, 2018
Form 10-K

PART I
Special Note Regarding Forward-Looking Statements
Information included or incorporated by reference in this report, including Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of ZAGG Inc and its subsidiaries (collectively “we”, “us”, “our”, “ZAGG”, or the “Company”), and such forward-looking statements are covered by the safe-harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “forecasts”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements. In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this report, including the matters set forth under the captions “Risk Factors” and in our other Securities and Exchange Commission (“SEC”) filings. These risks and uncertainties could cause our actual results to differ materially from those indicated in the forward-looking statements. We disclaim any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.
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
We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.
We file reports with the SEC. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. The URL is included here as an inactive textual reference.
ITEM 1.  BUSINESS
Our Business
We are global innovation leaders in accessories and technologies that empower mobile lifestyles, with a commitment to enhance every aspect of performance, productivity, and durability in mobile devices with our creative product solutions. Our business was initially created from the concept of using a clear film originally designed to protect the blades of military helicopters in harsh desert conditions to protect consumers’ mobile devices. Since then, we have endeavored to continuously innovate and improve our products to meet changing customer needs, and now offer a wide array of innovative products in several product categories to protect, enhance, and create a better mobile device experience. Mobile devices are essential to modern living and our mission is to enable the optimal mobile lifestyle through the use of our products.
In addition to our home-grown brands, we have created a platform to combine category-creating and innovative brands that we have acquired to our existing house of brands to address specific consumer needs and empower a mobile lifestyle. We have an award-winning product portfolio that includes screen protection, power cases, power management, wireless charging, audio, mobile keyboards, protective cases, and other mobile accessories sold under the ZAGG®, InvisibleShield®, mophie®, IFROGZ®, BRAVEN®, Gear4®, and HALO® brands.
We maintain our corporate headquarters at 910 West Legacy Center Way, Suite 500, Midvale, Utah, 84047. Our telephone number is 801-263-0699 and our website addresses are www.ZAGG.com, www.mophie.com, www.Gear4.com, and www.HALO.com. The URLs are included here as inactive textual references. Information contained on, or accessible through, our websites is not a part of, and is not incorporated by reference into this Annual Report on Form 10-K.

We have established four corporate objectives and seven core values to act as a foundation for and guide our Company daily:

Corporate Objectives	Core Values
The Preferred Brand	Integrity
Creative Product Solutions	Ownership
Targeted Global Distribution	Care for People
Operational Excellence	Passion
Continuous Improvement
Performance
Sense of Urgency
The corporate objectives are intended to align our functional teams’ goals and execution. Every one of our employees is trained to understand his or her role in executing these objectives. Each core value acts as a key component in working toward our corporate objectives of providing creative product solutions, executing targeted global distribution, achieving operational excellence, and being the preferred brand for our customers.
Our Products
Our innovative products are included in the following general categories:
•Protection (screen protection and protective cases)
•Power (power stations, wireless chargers, and power cases)
•Audio (earbuds, headphones, and speakers)
•Productivity and Other (keyboards and other mobile accessory products)
These products are broken down by brand as follows:
InvisibleShield Products
InvisibleShield products, including InvisibleShield Film, InvisibleShield Glass, and the InvisibleShield On Demand® (“ISOD”) solution, are designed to provide premium, lifetime protection for mobile device screens against shattering or scratching through military-grade solutions. Our products are designed to provide peace of mind by enabling consumers to enjoy their mobile devices without the inconvenience of a shattered, cracked, or scratched screen. Our protective InvisibleShield Film and InvisibleShield Glass products offer consumers a wide array of protection types and features, all with a limited lifetime warranty.
InvisibleShield Film was originally developed to protect the leading edge of rotary blades on military helicopters. Through constant innovation, we continue to formulate new film that is designed to offer the highest standards in self-healing scratch and impact protection. We also continue to drive innovation around simplifying the customer application experience like we have done with our EZ Apply® tabs, which are designed to help users align and apply InvisibleShield products. Additionally, we provide custom-fit screen protection for thousands of device types through our automated ISOD solution. With our ISOD solution, retailers can supply consumers with screen protection for nearly any device model, all without having to hold excess inventory.

InvisibleShield Glass is designed to provide premium screen protection and clarity, along with a superior feel and compatible touch sensitivity. During 2018, we launched InvisibleShield Glass + VisionGuard™ for Apple® iPhone® smartphones, Apple iPad® tablets and Google® Pixel® smartphones, which features protective EyeSafe® technology that filters out portions of the harmful high-energy visible blue light spectrum emanating from device screens, while maintaining the superior color performance of the device display. In addition, we introduced InvisibleShield Ultra Clear™ in 2019 for selected smartphone models that offers maximum clarity and shatter protection with an advanced glass-like surface that feels as smooth as the smartphone's original screen.
We have the leading market share in screen protection in the United States (“U.S.”), and have maintained that leading position by consistently delivering innovative InvisibleShield products to the market. We continue to innovate and expand our screen protection products to meet the evolution of new technological products and consumer needs in the market.
Gear4 Products
In late November 2018, we acquired Gear4 HK Limited (“Gear4”), one of the top selling smartphone case brands in the United Kingdom (“U.K.”), to strengthen our protective case product line. Gear4 protective cases exclusively feature D3O® technology, which is designed to provide the thinnest and most advanced impact and shock absorption - the same material used in professional sports, industrial, and military equipment applications. D3O materials, in its raw state, can flow freely when moved slowly, but on shock, lock together to absorb and disperse energy before instantly returning to their flexible state. In early 2019, we released the Chelsea product line, which is a new-to-market concept that allows consumers to express their style by swapping the design of their case with ease. With this new Gear4 innovation, consumers can easily insert the design between a Gear4 clear case and the device for the perfect combination of style and impact protection.
With D3O technology and our expansive global distribution channels, we believe Gear4 cases will offer the best mobile device protection experience for our customers and provide us with meaningful growth opportunities in our protective case protection product line.
mophie Products
mophie is a leading battery case, mobile power, and wireless charging brand with award-winning products designed to liberate mobile users from the limitations of mobile devices by providing more time to rock, talk, watch, game, surf, save, and send. Notably, the original juice pack® was designed to provide device-specific protection as well as additional battery power to many of the most popular mobile phones. mophie products are recognized for style and engineered for performance, providing a seamless integration of hardware, software, and design. Currently, the mophie ecosystem of mobile accessories is designed to provide both power and protection for virtually any mobile device. With groundbreaking battery cases, wireless charging, universal batteries, cables, adapters, and docks, mophie products represent innovation at the forefront of design and development.
mophie's innovative universal wireless charging pads are designed to provide an optimized charging experience with the latest Qi wireless charging technology for universal compatibility. During 2018, new charge stream powerstation®  products were launched to ensure customers have access to easy, fast and convenient wireless charging anywhere and anytime for Apple, Samsung®, and other Qi-enabled mobile devices. In early 2019, we launched the new juice pack access battery cases to provide advanced impact protection for the Apple's latest smartphones that features extra battery life, wireless charging and full access to the iPhone Lightning port.
We continue to innovate and expand our power case and power management product lines under the mophie brand to provide new product experiences that are pleasing to consumers.
HALO Products
In January 2019, we acquired Halo2Cloud, LLC (“HALO”), a leading direct-to-consumer accessories company with an extensive intellectual property (“IP”) portfolio. HALO designs, develops, and markets innovative technology products to make consumers' lives easier through empowering mobile lifestyles. The HALO brand is committed to offering products at the nexus of fashion and function to power consumers' lives. HALO has a rich history in innovation that includes wireless charging, car and wall chargers, portable power, and power wallets, with a long-standing reputation as one of the top selling electronics brands on QVC®, a global leader in televised home shopping and e-commerce. We believe that the acquisition of HALO will enable us to offer, at scale, the most innovative mobile lifestyle solutions available on the market today and be better positioned to address the evolving needs of consumers around the world.
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
IFROGZ EarPollution® product line of earbuds and headphones specifically target a younger demographic while still appealing to a wide spectrum of consumers. During 2018, we introduced the Sound Hub™ wireless earbud family. With this new line of wireless audio, customers have more customized options for their wireless audio as its Bluetooth® receiver turns any device with a 3.5mm jack, such as headphones, earbuds, and speakers, into a wireless audio device.

We continue to innovate and expand our headphone and earbud product lines under the IFROGZ brand to include offerings for all ages under both the EarPollution and Sound Hub product lines.
BRAVEN Products
In July 2018, we acquired BRAVEN Audio (“BRAVEN”) to expand our audio product profile. As creators and innovators of the rugged Bluetooth audio category, BRAVEN combines unparalleled design with cutting-edge technology to produce premium Bluetooth audio solutions for the outdoor adventurer and modern audio enthusiast. BRAVEN's intelligently designed products include robust craftsmanship and world-class engineering to create a thrilling audio experience. In 2019, we introduced the BRV™-360 and the BRV-105 Bluetooth speakers. The BRV-360 speaker was designed to withstand rain, waterfalls, or dunks in lakes, Combine BRV-360's waterproof IP67 rating with 12 hours of playtime, the ability to charge a smartphone 2X’s, and a form factor that fits easily in that handy water bottle holder on your adventure pack, The BRV-105 speaker is our most versatile and affordable Bluetooth speaker in the BRAVEN line. BRV-105 is a palm-sized portable speaker that blasts with full body sound. This lightweight, durable and waterproof speaker has an 8 hour playtime and can be attached to sport accessories, belt loops, handle bars and more using its versatile elastic strap. While on the go, the internal speakerphone enables hands-free phone calls with noise-canceling technology to eliminate any unwanted background sound.
We anticipate that the combination of high audio quality, ease of use, and superior features will enable us to develop the BRAVEN brand into one of the fastest growing wireless audio brands in the industry.
ZAGG Products
Products under the ZAGG brand are designed to empower people to live their lives unleashed. Mobility is changing how consumers do everything in their lives and we seek to drive the mobile lifestyle forward with products that are designed to allow consumers to be productive and connected at work, at play, and at rest. ZAGG products, which include keyboards and cases, are designed to free consumers from the confines of the traditional workplace. We believe “getting away” shouldn’t mean being disconnected. As such, our ZAGG products are designed to feature cutting-edge design and innovation to provide portability, style, and productivity that can keep up with even the most active mobile users. We support the communicators, commuters, creators, and closers who live a mobile lifestyle. With the right ZAGG mobile accessories, we believe no one ever needs to feel tethered or held back.
ZAGG keyboards are designed to offer consumers an enhanced and innovative productivity experience. Since entering this category, we have continually reinvented the ZAGG line of keyboards while also providing timely, curated solutions for new devices released by Apple, Microsoft®, and Samsung, as well as other leading mobile device providers. In addition to device-specific keyboards and folio keyboard cases, the ZAGG line of universal full-size Bluetooth keyboards are designed to be compatible with virtually any device and mobile operating system. During 2018, we expanded our keyboard lineup with the Flex® universal keyboard and stand, which features a slim and portable design. The Flex universal keyboard can work with any Bluetooth device and make data entry fast and easy by eliminating hunt-and-peck typing. In early 2019, we unveiled the Slim Book™ Go, Rugged Book™ Go, and Messenger Folio™ keyboards for iPad and iPad Pro models which feature a protective, yet lightweight design that boasts backlit, laptop-style keys for ultimate productivity in today’s on-the-go world.
We continue to innovate and expand our wireless keyboard product lines as end users’ requirements evolve in this rapidly changing market.
Our Strategy
The focus of our business is to (1) design creative product solutions for users of mobile devices, (2) sell these products to consumers through targeted global distribution partners, retail partners, and online, (3) drive operational excellence across the organization, and (4) become the preferred brand through emphasizing innovation and product-quality, providing excellent customer service, and focusing on the end-users’ experience with our products. We focus our corporate, team, and individual goals to accomplish these overall corporate objectives.
We plan to continue to expand our product offerings, including competing in new product categories and entering new domestic and global markets that we believe will be consistent with our overall corporate strategy. We believe that by innovating with existing product categories, entering new geographic markets, and competing in new product categories, we can achieve our stated objectives and meet our strategic goals.
Design and Packaging
We design our InvisibleShield Film and Glass products for application on thousands of specific electronic devices. Our logistics partners acquire precision-cut raw materials from exclusive third-party suppliers. These precision-cut InvisibleShield Film and Glass products either use the EZ Apply tabs installation or are packaged with an installation kit consisting of a moisture adhesive-activating solution, a squeegee, and instructions for application on specific electronic devices. We have established relationships with package assembly, shipping, and logistics companies worldwide that we expect will allow us to expand production and shipping capacity for InvisibleShield Film and Glass production as we continue to grow and enter new markets.
We also customize each InvisibleShield Film cut design for the specific electronic device and currently have thousands of unique designs. Each cut design is developed internally and is owned exclusively by us. We do not own the patent for the raw materials, which is held by our exclusive supplier. Our InvisibleShield Film supplier has contractually agreed to not sell the base materials to any of our competitors. We believe that our relationship with the manufacturer of the raw material is on excellent terms and anticipate no interruption in our ability to acquire adequate supplies of raw materials and produce products.

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
Market for Products
Portable electronic devices, notably handheld devices, continue to advance in performance and functionality. Furthermore, the market is expanding as evidenced by continued innovative new product releases, particularly in smartphones and tablets. Correspondingly, the aesthetics of such devices are increasingly important as buyers typically consider the look and feel of such devices, as much as performance, in making their purchasing decisions.
As a result, a significant market has emerged for protecting portable electronic devices, notably the “high end” tablet and smartphone devices, and enhancing the consumer experience by providing power, audio, and other accessories for mobile electronic devices.
We sell each of our product lines to consumers of electronic and hand-held devices directly through our websites and other key online retailers, and through our global distribution and retail partners. We sell a significant amount of product for use on Apple’s iPhone and iPad devices, and Samsung Galaxy® smartphones and tablets, although we have experienced continued diversification as other manufacturers’ presence in the market has increased.
In addition to Apple and Samsung devices noted above, the handheld electronics industry has continued to develop and market devices with touch screen interfaces, and several major manufacturers, including Google, Microsoft, Amazon®, Motorola®, Dell®, Lenovo®, Blackberry®, Xiaomi®, Huawei®, and HTC®, continue to release innovative products each year. The InvisibleShield product line is the ideal device protection offering for all types of touchscreen devices, as it does not interfere with the functionality of the device while offering complete scratch-proof protection. Our ZAGG keyboard product line is ideal for tablet and smartphone users as the product line includes keyboards that are both device-specific and device-agnostic, which are compatible with many tablet and smartphone devices. In addition, our IFROGZ audio product line offers excellent enhancement to any mobile device and BRAVEN audio product line provides high-end audio quality for outdoor adventure. Our mophie power cases and power management line and our newly acquired HALO power product line are viewed as a potential opportunity for significant future growth as mobile devices become more ingrained in our day-to-day lives. Lastly, with our recently-acquired Gear4 protective case line, we offer stylish smartphone cases made with the innovative D3O material that provides the best protection to phone devices. We intend to continue to focus our marketing and innovation efforts around these types of product solutions that protect and enhance mobile devices.
Market Segments
With thousands of InvisibleShield products/product configurations available, we have a protective covering available for all major market segments of handheld electronic devices, including smartphones, tablets, notebook computers, laptops, gaming devices, smartwatches, and similar devices and surfaces. We intend to continue to configure the InvisibleShield product for use in newly developed consumer devices. The InvisibleShield can be quickly configured, packaged, and shipped to customers for new devices as they enter the consumer marketplace, making our InvisibleShield available for purchase at the time of or within days of the launch of new electronic devices. Equally important, ISOD, our solution used to cut an InvisibleShield for virtually any mobile device in seconds, makes it possible for retailers to have an InvisibleShield available on the launch date for all device releases.
One of the strongest market segments currently is the smartphone segment. Along with the tablet market, buyers are drawn to these devices by their elegant design, as well as their easy-to-use functionality. However, everyday use often mars the finish of the devices’ screens and other areas that receive wear and tear. InvisibleShield protection products, as well as ZAGG, mophie, and Gear4 branded cases, offer excellent device protection, while not impeding the style and the form or functionality of the smartphones and tablets and do not inhibit the touch sensitivity for smartphones and tablets with touch screen technology. Specifically, the recent addition of VisionGuard technology to our InvisibleShield products enables us to help device users protect their eyesight while using their mobile devices. Further, our ZAGG keyboard line provides a professional and innovative solution with stylish and lightweight design to interact with tablets and smartphones that boasts ultimate productivity for the users. Our IFROGZ audio line enables technology-rich audio experiences from well-designed and intuitive products. Lastly, the mophie ecosystem provides both power and protection accessories for virtually any mobile device.
With our acquisition of BRAVEN Audio, we are able to offer the toughest audio products with high-end sound quality to outdoor enthusiasts who now can enjoy an incredible audio experience virtually anywhere they go. Such high quality audio products, together with our existing global distribution channel, will enable us to increase our visibility in this particular market.
With the addition of Gear4 to our portfolio of brands, we are better enabled to provide top-of-the-line and modern case protection using D3O technology to protect and accessorize today's mobile devices used by consumers around the world.
HALO adds new distribution channels to our portfolio, including HALO's strong relationship with QVC, a global leader in televised home shopping and e-commerce. By adding HALO to its portfolio of brands, we will be unique at offering, at scale, HALO's innovative products and be better positioned to address the evolving needs of consumers around the world.

As sales of consumer electronics continue to grow, we anticipate that sales of our complementary accessory products will also continue to grow. One of our largest areas of market opportunity relates to the sale of our products in conjunction with the release of new smartphones and tablets. Management believes that we are positioned to serve market needs within this industry with our multiple product lines that include screen protection, power cases, power management, wireless charging, audio, mobile keyboards, protective cases, and other mobile accessories.
Marketing and Distribution
Domestically, we sell our products on our websites, to big box electronics retailers, wireless retailers, other product distributors and retailers, and franchisees that operate cellphone repair locations, kiosks, and ZAGG-branded stores in shopping malls and retail centers. In addition, our products are available for sale worldwide through our websites as well as through retailers and distributors we have partnered with from our subsidiaries in Ireland, China and other international locations. Currently, we advertise our products primarily on the internet, on television through QVC spotlights, through print advertisements in conjunction with our retail partners, and through point of sale displays at retail locations. We intend to continue to strategically expand our advertising activities in 2019, particularly through point of sales displays within retailers, social media campaigns on the internet, and on QVC. We are also seeking to create and improve strategic partnerships with makers of smartphones and tablets, electronic accessories, and mobile content providers to enhance our product offerings.
Indirect Channels (amounts in thousands)
We sell our products through indirect channels, including big box retailers, wireless retailers, domestic and international distributors, independent Apple retailers, university bookstores, and small independently owned consumer electronics stores. For the year ended December 31, 2018, we sold $473,923 of product, or approximately 88% of our overall net sales through this channel. We enter into reseller agreements with many of our indirect channel partners.
We continue to sell directly to retailers or through distributors to market and place our products for sale in the U.S. and non-U.S. markets. We have entered into distribution agreements with partners throughout the world for the marketing, distribution and sale of our products.
Website Sales (amounts in thousands)
We sell our products worldwide directly to consumers on our websites at www.ZAGG.com, www.mophie.com, www.Gear4.com, and www.HALO.com.
For the year ended December 31, 2018, we sold $42,685 of product, or approximately 8% of our overall net sales, through our websites.
Franchises (amounts in thousands)
In addition to operating a corporate ZAGG-branded store, we sell our products to franchisees that operate cellphone repair locations, kiosks, and ZAGG-branded stores in shopping malls and retail centers. We enter into agreements with third-party franchisees who then purchase our products and resell them to consumers. As part of the standard franchise agreement, franchisees are charged an up-front fee that is recognized into revenue over the life of the franchise term on a straight-line basis.
For the year ended December 31, 2018, we sold $21,623 of product, or approximately 4% of our overall net sales, through franchisees and our corporate owned store.
Warranties
All our products purchased by consumers through authorized retailers have varying levels of warranty coverage. For InvisibleShield branded products, we offer a limited lifetime warranty. If the InvisibleShield product is ever scratched or damaged in the course of normal use, a customer may return the old product and we will replace it at no cost to the customer other than a minimal handling fee. The devices to which the InvisibleShield product is applied typically have relatively short lives, which helps to limit our exposure for warranty claims. Should products cease to function properly, we also offer manufacturer's warranties for our products. For ZAGG, IFROGZ, and BRAVEN branded products, we offer a one-year manufacturer's warranty and for mophie branded products, we offer a two-year manufacturer's warranty. For Gear4 branded products, we offer a limited lifetime warranty. HALO does not offer an extended manufacturer's warranty.
Suppliers
We do not directly manufacture any of our products, rather we employ various third-party manufacturing partners in the U.S. and Asia to perform these services on our behalf. The services employed by these third parties include the selection of sub-suppliers that provide raw materials and other components used in the manufacturing process. We have endeavored to use common components and readily available raw materials in the design of our products that can be sourced from multiple sub-suppliers. However, raw film used in our InvisibleShield Film and ISOD products has been produced by a single supplier for the last 10 years. Our InvisibleShield Film supplier has contractually agreed to not sell the raw materials to any of our competitors.

Below is a high-level summary by product category of the manufacturing sources used by us:
•Screen Protection – Our screen protection product line is comprised of InvisibleShield Glass products (approximately 86% of 2018 screen protection sales or 49% of net sales), InvisibleShield Film products (approximately 9% of 2018 screen protection sales or 5% of net sales), and ISOD film blanks (approximately 5% of 2018 screen protection sales or 3% of net sales). Our InvisibleShield Glass products are sourced from factories in Asia with protective glass expertise, each of which uses a number of sub-suppliers for raw materials and other components. Our InvisibleShield Film and ISOD products are sourced through our third-party logistics partner, who purchases the raw film inventory from a single supplier (as discussed above). The VisionGuard raw materials are provided to the manufacturers through an exclusive licensing agreement with a third-party partner.
•Protective Cases – Our protective case product line consists of (1) ZAGG cases designed to protect device specific mobile devices, and (2) Gear4 cases featuring D3O technology designed to protect smartphones and tablets. Our protective cases are sourced from factories in Asia with expertise in case protection manufacturing, each of which uses a number of sub-suppliers for raw materials and other components. For Gear4, the D3O raw materials are provided to our manufacturers through an exclusive licensing agreement with a third-party partner who is the sole manufacturer of D3O materials.
•Power Management – Our power management product line consists of power products that are designed to provide on-the-go power for tablets, smartphones, smartwatches, cameras, and virtually all other electronic mobile devices. With the addition of HALO, our power management product line includes power stations, wireless charging, car and wall chargers, portable power, power wallets, and more. Our power products are sourced from factories in Asia with battery expertise, each of which uses a number of sub-suppliers for raw materials and other components.
•Audio – Our audio product line consists of earbuds, headphones, and speakers that are designed to be compatible with virtually all electronic mobile devices. Our audio products are sourced from factories in Asia with audio expertise, each of which uses a number of sub-suppliers for raw materials and other components.
•Keyboards – Our keyboard product line consists of (1) device-specific keyboards designed to fit individual tablets produced by original equipment manufacturers, and (2) keyboards that are designed to be device-agnostic and can be used on virtually any mobile device. Our keyboard products are sourced from factories in Asia with keyboard expertise, each of which uses a number of sub-suppliers for raw materials and other components.
Our product and operations teams work closely with suppliers from initial product development and throughout the manufacturing process to ensure that (1) the supplier understands and will build according to product specifications, (2) appropriate quality is maintained for the finished goods and for all sub-components, and (3) the supplier can meet our supply needs.
Intellectual Property Rights
We own utility and design patents in the U.S. and in various foreign countries which correspond to a number of our products, including patents with claims focused on certain features of our InvisibleShield screen protection for electronic devices. Although we develop a portion of our IP through internal innovation, IP is also obtained through strategic acquisitions. We continue to actively pursue additional IP for our developing product portfolio, including patents and applications for our InvisibleShield screen protection and associated methods in the U.S. and in foreign countries, having filed patent applications for (i) both wet and dry application processes for securing protective InvisibleShield Film products to consumer electronic devices; (ii) dry-application protective InvisibleShield Film products; and (iii) on-demand production of electronic device accessories, including InvisibleShiled Film products. In addition, we have filed applications, and in some instances secured patents, for a variety of our battery cases, mobile power, wireless charging, keyboard, audio and protective case products. We have additional patents pending in the U.S. and internationally for a variety of current and expected products.
We own thousands of InvisibleShield Film designs for protecting a variety of consumer electronic devices. New designs are routinely added to our portfolio to accommodate the newest electronic devices on the market. Additionally, we are the owner of numerous trademarks for use in connection with our goods and services. We have acquired many trademarks through our strategic acquisitions, have filed formal applications for a variety of trademarks, and have further secured trademark registrations for many of our trademarks in both the U.S. and in foreign countries.
We have strategically developed relationships and, in some cases, exclusive agreements with third-party vendors and suppliers. Our long-standing relationships with raw material suppliers and manufacturers expand the scope of potential IP protection available to us, including development of innovative solutions for protective films and glass. These relationships also provide us with a reasonable expectation that we will be able to supply customers with products long into the future.
Our InvisibleShield Film, VisionGuard, and D3O suppliers retain the patents and IP rights for products developed on our behalf, though these suppliers have contractually agreed to not sell the raw materials to any of our competitors. IP protection held by us varies in effectiveness in preventing certain aspects of competition. Although we believe IP protection is an important factor in our business and that our success does depend in part on the ownership thereof, or exclusive rights thereto, we view the following as our keys to past and future success: (1) our distribution relationships with customers, (2) the speed with which we can bring a product to market, and (3) our ability to effectively launch a product into market to generate maximum sales. We also believe our success is based upon creative product solutions, establishing the preferred brand among both retailers and consumers, targeted global distribution and operational excellence.

The addition of our BRAVEN, Gear4, and HALO brands has added to our expanding IP portfolio. We believe that this IP, which includes patent and trademark protections, will assist us in developing competitive advantages with our technology into the future.
Protection of IP is important to us and we protect IP when appropriate; however, we do not view IP in our industry as the key barrier to entry because of our rapidly changing industry. Often, by the time we receive patent or other IP protection on a product that would serve as a barrier to entry, the market has moved on to new technologies or products. Given this, we are selective in the IP we pursue, measuring the cost to protect certain aspects of IP against the potential benefit.
Due to our close partnership with suppliers in Asia, our third-party logistics partner, and the manufacturer of the raw film used in our InvisibleShield and ISOD products, our product development teams work directly with these partners in the development of products. Our key suppliers in Asia have contractually agreed that we will retain all patents and IP rights to products that arise through our relationship, including design changes and innovations regardless of who instigates the product development change.
Employees
As of December 31, 2018, we had 618 full-time and part-time employees, including our management team. 491 of our employees are located in the U.S. and support our domestic operations, while 127 employees are located outside the U.S. to support our international operations. No employee is represented by a labor union, and we have never suffered an interruption of business caused by labor disputes. We believe our relationship with our employees is good and have made efforts to ensure fair compensation, competitive benefits, and a positive working environment.
Our Corporate History
We are innovation leaders in mobile tech accessories for smartphones, tablets, smartwatches, and other mobile technology. For over 10 years, we have developed creative product solutions that enhance and protect mobile devices for consumers around the world. We have an award-winning product portfolio that includes screen protection, power cases, power management, wireless charging, audio, mobile keyboards, protective cases, and other mobile accessories sold under the ZAGG, InvisibleShield, mophie, IFROGZ, BRAVEN, Gear4, and HALO brands.
In June 2011, we acquired IFROGZ, an audio company, which expanded our product lines beyond screen protection and keyboards.
In March 2016, we acquired mophie, a leader in the power management and power case categories. This acquisition further diversified our product lines into key growth product categories. The results of operations of mophie are included in our results of operations beginning on March 3, 2016.
In July 2018, we acquired BRAVEN, a rugged Bluetooth speakers and earbuds provider, which offers a high quality audio experience for outdoor adventurers. This new product line and brand enables us to reach new markets and customer demographics. The results of operations of BRAVEN are included in our results of operations beginning on July 20, 2018.
In November 2018, we acquired Gear4, one of the top selling smartphone case brands in the U.K., for its stylish phone cases which are designed with D3O technology. D3O technology can provide incredible protection to smartphones and other electronic devices by using shock absorbing materials. We believe this acquisition will expand our product offering to better meet the needs of our smartphone consumers for innovative case protection. The results of operations of Gear4 are included in our results of operations beginning on December 1, 2018.
In January 2019, we acquired HALO, a leading direct-to-consumer accessories company with an extensive IP portfolio. HALO designs, develops and markets innovative technology products to make consumers' lives easier. This acquisition will enable us to enter new distribution channels, and to leverage new technology to enter into new consumer markets. The results of operations of HALO are not included in our results of operations as the acquisition closed in January 2019.
Seasonal Business
We have historically been positively impacted near the time of major device launches by Apple, Samsung, Google, and other device manufacturers, particularly when there is a change in form factor. We expect major device launches to continue to positively impact our operations during 2019 and beyond.

ITEM 1A. RISK FACTORS
Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Risks Related to our Financial Condition (amounts in thousands)
If we are unable to maintain our line of credit facility or have a significant change in our maximum borrowing amount, we could face a deficiency in our short-term cash needs that would negatively impact our business.
On April 12, 2018, we entered into an amended and restated credit and security agreement with KeyBank National Association (“KeyBank”) as administrative agent, Swing Line Lender and Issuing Lender, KeyBanc Capital Markets Inc. as sole lead arranger and sole book runner, and other members of the lender group, which was subsequently amended by a first amendment agreement dated as of November 28, 2018 (as amended, the “2018 Credit and Security Agreement”). The 2018 Credit and Security Agreement provides an $125,000 ( “Maximum Revolver Amount” ) revolving credit commitment (the “2018 Revolver”) which is not subject to borrowing base limitations. In addition, at our option, (i) up to $40,000 of the 2018 Revolver may be made available for the issuance of letters of credit, and (ii) we may obtain a term loan or increase the Maximum Revolver Amount of the 2018 Revolver by another $25,000 within a specified period defined in the 2018 Credit and Security Agreement. Borrowings and repayments under the 2018 Revolver may occur from time to time in our ordinary course of business through the maturity date of April 11, 2023, at which time any amounts outstanding are to be paid in full (60-month term). Interest on the 2018 Revolver accrues either at the base rate plus a margin of 0.250% to 1.375% or Eurodollar rate plus a margin of 1.250% to 2.375%, in each case, based on the Leverage Ratio (as defined in the 2018 Credit and Security Agreement). The 2018 Credit and Security Agreement also requires us to pay a monthly commitment fee with a rate that can fluctuate between 0.175% and 0.275% based on the Leverage Ratio as defined in the 2018 Credit and Security Agreement. Payments on the monthly commitment fee are payable quarterly in arrears, commencing on July 1, 2018, and continuing on each regularly scheduled payment date thereafter.
The 2018 Credit and Security Agreement contains a number of financial and non-financial debt covenants. If we are not compliant with the covenants or fail to fulfill our payment obligation, our ability to access the 2018 Revolver will be limited. In such event, our short-term cash requirements may exceed available cash on hand resulting in material adverse consequences to our business. If we need to obtain additional funds as a result of the termination of the 2018 Credit and Security Agreement or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, dispose of assets, or cease operations altogether.
The restrictive covenants contained in our 2018 Credit and Security Agreement may limit our activities.
Our obligations under the 2018 Credit and Security Agreement are secured by substantially all of our assets. Under the 2018 Credit and Security Agreement, we are subject to specified affirmative and negative covenants customary for loans of this type.
Failure to comply with the restrictive covenants could accelerate the repayment of any debt outstanding under the 2018 Credit and Security Agreement. Additionally, as a result of these restrictive covenants, we may be at a disadvantage compared to our competitors that have greater operating and financing flexibility than we do.
Our level of indebtedness reduces our financial flexibility and could impede our ability to operate.
The 2018 Credit and Security Agreement requires us to pay a variable rate of interest, which will increase or decrease based on variations in interest rates. Additionally, fluctuations in interest rates can significantly decrease our profits. We do not have any hedge or similar contracts that would protect us against changes in interest rates.
The amount of our indebtedness could have important consequences for us, including the following:
•requiring us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, thereby reducing funds available for operations, future growth opportunities and other purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•making it more difficult for us to satisfy our debt obligations, as any failure to comply with such obligations, including financial and other restrictive covenants, could result in an event of default under the Credit and Security Agreement, which could lead to, among other things, an acceleration of our indebtedness or foreclosure of the collateral, which could have a material adverse effect on our business or financial condition;
•limiting our ability to borrow additional funds, or to sell assets to raise funds, if needed, for working capital, capital expenditures, acquisitions or other purposes; and
•increasing our vulnerability to general adverse economic and industry conditions, including changes in interest rates.
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
As of December 31, 2018, we had $58,363 of debt outstanding which was subject to variable interest rates. This variable rate debt had a total weighted average interest rate of approximately 4.03% per annum as of December 31, 2018. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flows.
Risks Related to our Company and Business
Because sales of consumer electronic accessories are dependent on new products, product development and consumer acceptance, we could experience sharp decreases in our sales and profit margin if we are unable to continually introduce new products and achieve consumer acceptance.
The consumer and mobile electronics accessory industries are subject to constant and rapidly changing consumer preferences based on performance features and industry trends. We generate all of our sales from our consumer and mobile electronics accessories business. We cannot assure our stakeholders that we will be able to grow the revenues of our business or maintain profitability. Our consumer accessories business depends, to a large extent, on the introduction and availability of innovative products and technologies. We believe that our future success depends, in large part, upon our ability to enhance our existing products and to develop, introduce, and market new products and improvements to our existing products.
However, if we are not able to continually innovate and introduce new products that achieve consumer acceptance, our sales and profit margins may decline. Our revenues and profitability will depend on our ability to maintain existing and generate additional customers and develop new products. A reduction in demand for our existing products would have a material adverse effect on our business. The sustainability of current levels of our business and the future growth of such revenues, if any, depends on, among other factors:
•the overall performance of the economy and discretionary consumer spending;
•competition within key markets;
•continued customer acceptance of our products;
•customer acceptance of newly developed products; and
•the demand for other products and services.
We cannot provide assurance that we will maintain or increase our current level of revenues or profits in future periods.
While we are pursuing and will continue to pursue product development opportunities, there can be no assurance that such products will come to fruition or become successful. Furthermore, while a number of those products are being tested, we cannot provide any definite date by which they will be commercially available or financially viable. We may experience operational problems with such products after commercial introduction that could delay or defeat the ability of such products to generate revenue or operating profits. Future operational problems could increase our costs, delay our plans, or adversely affect our reputation or our sales of other products which, in turn, could have a material adverse effect on our success and our ability to satisfy our obligations. We cannot predict which of the many possible future products will meet evolving industry standards and consumer demands. We cannot provide assurance that we will be able to adapt to such technological changes, offer such products on a timely basis or establish or maintain a competitive position.
Because we sell indirectly to customers through third-party retailers who operate traditional brick-and-mortar locations, the shift of sales demographics to more online retail business could harm our market share and our revenues.
Part of our current business model includes indirectly selling our products through third-party retailers. These third-party retailers operate physical brick-and-mortar locations to sell our products to our end customers. The current shift in purchasing demographics due to the changing preferences of customers who are moving from in-store purchases of goods to the convenience of online purchases creates additional risks of current revenue streams being impacted negatively and an overall decrease of market share.
Because we face intense competition, including competition from companies with significantly greater resources than ours, we may be unable to compete effectively with these companies, our market share may decline, and our business could be harmed.
Our market is highly competitive with numerous competitors. Some of our competitors may have substantially greater financial, technical, marketing, and other resources than we possess, which may afford them competitive advantages over us. As a result, our competitors may introduce products that have advantages over our products in terms of features, functionality, ease of use, and revenue producing potential. They may also have more fully developed sales channels for consumer sales including large retail seller arrangements and international distribution capabilities. In addition, new companies may enter the markets in which we compete, further increasing competition in the consumer electronics accessories industry. Increased competition may result in price reductions, reduced profit margins, loss of market share, and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact our financial performance.

Because we are dependent on third party sources to acquire sufficient quantities of raw materials to produce our products, any interruption in those relationships could harm our results of operations and our revenues.
We do not manufacture any of our products; rather, we employ various third party manufacturing partners to perform these services on our behalf. The services employed by these third parties include the selection of sub-suppliers that provide raw materials and other components used in the manufacturing process. Our manufacturing partners acquire substantially all of the raw materials that we use in our products from a variety of suppliers. We can give no assurance that:
•our supplier relationships will continue as presently in effect;
•our suppliers will not become competitors;
•our suppliers will be able to obtain the components necessary to produce high-quality, technologically-advanced products for us;
•we will be able to obtain adequate alternatives to our supply sources should they be interrupted;
•if obtained, alternatively sourced products of satisfactory quality would be delivered on a timely basis, competitively priced, comparably featured or acceptable to our customers; and
•our suppliers will have sufficient financial resources to fulfill their obligations.
Our inability to procure sufficient quality and quantities of products that are in demand could reduce our profitability and have a negative effect on our relationships with our customers. If any of our supplier relationships are terminated or interrupted, we could experience an immediate or long-term supply shortage, which would have a negative effect on our business.
Because we do not own all the technology incorporated in our products, the impact of technological advancements may cause profit margin erosion and adversely impact our profitability and inventory value.
Although protection of IP is important to us and we protect IP when appropriate, we do not view IP in our industry as an effective barrier to entry because of the rapidly changing industry in which we operate. Very often, by the time we receive patent or other IP protection on a product that would serve as a barrier to entry, the market has moved on to new technologies or products. Given this, we are very selective in what we decide to protect, measuring the cost to protect certain aspects of IP against the potential benefit.
Due to our close partnership with suppliers in Asia, our third-party partners, and the manufacturer of the raw film used in our InvisibleShield Film and ISOD products, alongside our partnerships for D3O and VisionGuard raw materials, our product development teams work directly with these partners in the development of products. Our key suppliers in Asia have contractually agreed that we will retain all patents and IP rights to products that arise through our relationship, including design changes and innovations regardless of who instigates the product development change. These suppliers retain the patents and IP rights for products it develops on our behalf, though has contractually agreed to not sell the raw materials to any of our competitors. As we do not own the IP for raw materials, including the InvisibleShield Film, D3O, and VisionGuard products, we cannot provide assurance that we will be able to source technologically advanced products in the future in order to remain competitive. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining profit margins and inventory obsolescence. Because we maintain a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.
Although we do not own the patent for the film, D3O, and VisionGuard raw materials, which is held by our exclusive suppliers, these suppliers have contractually agreed to not sell the raw materials to any of our competitors. We believe that our relationship with the manufacturer of the raw material is on excellent terms and anticipate no interruption in our ability to acquire adequate supplies of raw materials and produce products.
Our estimates of excess and obsolete inventory may prove to be inaccurate, in which case the net realizable value for excess and obsolete inventory may be understated or overstated. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in technology or demand could have a significant impact on the value of our inventory and operating results.
There can be no guarantee that we will be able to expand into additional complementary product categories or to continue to configure our products to match new products or devices.
Although we anticipate expanding into additional complementary product categories to provide support to our strategy to provide creative product solutions to mobile device users, there can be no guarantee that we will be successful in innovating and expanding into additional product categories. Numerous factors, including market acceptance, finding and retaining contract partners that are acceptable to us, and general market and economic conditions, could prevent us from participating in these complementary product categories, which could limit our ability to implement our business strategy.
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

Breaches of our information technology systems may materially damage business partner and customer relationships, curtail or otherwise adversely impact access to online stores, or subject us to significant reputational, financial, legal, and operational consequences.
Our business requires that we use and store customer, employee and business partner personally identifiable information (“PII”), which may include, among other information, names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. We require user names and passwords in order to access our information technology systems. We also use encryption and authentication technologies designed to secure the transmission and storage of data and prevent access to our data or accounts. These security measures are subject to the risk of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularities. For example, third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology systems. To help protect customer and vendor information and our own information, we monitor accounts and systems for unusual activity and may freeze accounts under suspicious circumstances, which may result in the delay or loss of customer orders.
In May 2018, the European Union (“EU”) adopted a regulation to protect personal data for all individuals within the EU and the European Economic Area (“GDPR”), which also covers personal data that is exported outside the EU and EEA areas. We conduct our business worldwide and therefore, we are subject to GDPR standards. In order to comply with GDPR, we may incur additional costs to amend certain of our business practices and systems. In addition, we may be susceptible to investigations, enforcement actions, regulatory penalties or significant legal liability if we violate any regulations related to data security incidents or privacy. In an event of such violation, we could be impacted adversely in our business, operating results and financial performance.
We devote significant resources to network security, data encryption and other security measures to protect our systems and data, but these security measures cannot provide absolute security. To the extent we were to experience a breach of our systems and were unable to protect sensitive data, such a breach could materially damage business partner and customer relationships, and curtail or otherwise adversely impact access to online stores and services. Moreover, if a computer security breach affects our systems or results in the unauthorized release of PII, our reputation and brand could be materially damaged, use of our products and services could decrease, and we could be exposed to risks of loss or litigation and possible liability. While we maintain insurance coverage that, subject to policy terms and conditions and subject to a significant self-insured retention, is designed to address certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in the continually evolving area of cyber risk.
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
We seek to continue our expansion into new markets, including additional international markets. As we expand into new international markets through distributors, new indirect customers, and existing relationships with current indirect customers, it is possible that this expansion will adversely impact our consolidated gross profit margins. Accordingly, there is no assurance that we will continue to recognize similar gross profit margins in the future to those currently being realized.
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

Because we are dependent on key executive officers for our success, our inability to retain these officers could impede our business plan and growth strategies, which could have a negative impact on our business.
Our success depends on the skills, experience and performance of key members of our management team including Chris Ahern, our chief executive officer (“CEO”), Brian Stech, our president, Bradley J. Holiday, our chief financial officer (“CFO”), and Jim Kearns, our chief operating officer. Although we have employment agreements with these individuals, were we to unexpectedly lose one or more of these key executive officers, we could be forced to expend significant time and money in the pursuit of a replacement, which could result in both a delay in the implementation of our business plan and the diversion of working capital. Thus, our board of directors has implemented succession plans for each of these roles, and systematically monitors the development and progression of each employee who has been identified as a possible future candidate for such roles.
A small number of our customers account for a significant amount of our net sales, and the loss of, or reduced purchases from, these or other customers could have an adverse effect on our operating results.
For the year ended December 31, 2018, Superior Communications, Inc. (“Superior”) and Best Buy Co., Inc. (“Best Buy”) were our largest customers and accounted for 10% or greater than 10% of net sales. For the year ended December 31, 2017, Superior was our largest customer. For the year ended December 31, 2016, Superior, Best Buy, and GENCO Distribution Systems, Inc. (“GENCO”) were our largest customers. The amount of net sales for each of these customers was as follows:

	For the Years Ended December 31,
	2018	2017	2016

Superior	23%	30%	27%
Best Buy	10%	9%	11%
GENCO	4%	8%	11%
During the years ended December 31, 2018, 2017, and 2016, no other customers accounted for 10% or greater than 10% of net sales.
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
If we lose one or more of our significant customers, it would have a material adverse effect on our financial condition, results of operations, and cash flows.
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
As of December 31, 2018 and 2017, the balance of accounts receivable from two separate customers exceeded 10%: Superior and Best Buy. The amount of accounts receivable for each of these customers is was as follows:

	December 31,
	2018	2017

Superior	50%	31%
Best Buy	15%	18%
No other customer account balances were more than 10% of accounts receivable as of December 31, 2018 or 2017. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on our financial condition and results of operations.

If we fail to attract, train and retain sufficient numbers of our qualified personnel, our prospects, business, financial condition and results of operations may be materially and adversely affected.
Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel. Failure to attract and retain necessary technical personnel, sales and marketing personnel, and skilled management could adversely affect our business. If we fail to attract, train, and retain sufficient numbers of these highly qualified people, our prospects, business, financial condition, and results of operations may be materially and adversely affected.
If our products contain defects, our reputation could be harmed and our results of operations adversely affected.
Some of our products may contain undetected defects due to imperfections in the underlying base materials used in production or manufacturing defects. The occurrence of defects or malfunctions could result in financial losses for our customers and in turn increase warranty claims from our customers and diversion of our resources. Any of these occurrences could also result in the loss of or delay in market acceptance of our products due to damaged brand reputation and may result in the loss of sales.
Because we experience seasonal and quarterly fluctuations in demand for our products, no one quarter is indicative of our results of operations for the entire fiscal year.
Our quarterly results may fluctuate quarter to quarter as a result of market acceptance of our products, the sales mix, changes in pricing, the timing of inventory write downs, changes in the cost of materials, the use of airfreight to transport products, and incurring other operating costs and factors beyond our control, such as general economic conditions and actions of competitors. We are also affected by seasonal buying cycles of consumers, such as the holiday season, and the introduction of popular consumer electronics, such as a new introduction of products from Apple, Samsung, Microsoft, HTC, Google, and others. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.
Because we have limited protection on the IP underlying our products, we may not be able to protect our products from the infringement of others or may be prevented from marketing our products.
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
Consumer spending patterns, especially discretionary spending for products such as mobile, consumer, and accessory electronics, are affected by, among other things, prevailing economic conditions, energy costs, raw material costs, wage rates, inflation, interest rates, consumer debt, consumer confidence, and consumer perception of economic conditions. A general slowdown in the U.S. and certain international economies, or an uncertain economic outlook or market volatility could have a material adverse effect on our sales and operating results.
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
We intend to grow our business through strategic acquisitions and organically by expanding our sales and product development organizations. Any growth in or expansion of our business is likely to place a strain on our management and administrative resources, infrastructure, and information systems. As with other growing businesses, we expect that we will need to refine and expand our business development capabilities, our systems and processes, and our access to financing sources. We also will need to hire, train, supervise, and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We provide no assurance that we will be able to:
•expand our systems effectively or efficiently or in a timely manner;
•allocate our human resources optimally;
•meet our capital needs;
•identify and hire qualified employees or retain valued employees; or
•incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

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
Our facilities could be subject to a catastrophic loss from fire, flood, earthquake, or terrorist activity. Our corporate activities, including sales and marketing, customer service, finance, and other critical business operations are in a limited number of primary locations. Our manufacturing and logistics activities are conducted at other facilities separate from our corporate headquarters. Any catastrophic loss at these facilities could disrupt our operations, delay production and revenue, and result in large expenses to repair or replace the facilities. While we maintain insurance to cover most potential losses, we cannot provide assurance that our existing insurance coverage will be adequate against all other possible losses.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting.
We are required to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). We are likewise required, on an annual basis, to evaluate the effectiveness of our internal controls and to disclose on a quarterly basis any material changes in those internal controls.
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
Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the U.S. accounted for approximately 16% of our net sales in fiscal 2018. Accordingly, our future results could be harmed by a variety of factors, including:
•changes in foreign currency exchange rates;
•exchange controls;
•changes in regulatory requirements;
•changes in a specific country's or region's political or economic conditions;
•tariffs, other trade protection measures and import or export licensing requirements;
•potentially negative consequences from changes in tax laws or application of such tax laws;
•difficulty in staffing and managing widespread operations;
•changing labor regulations;
•requirements relating to withholding taxes on remittances and other payments by subsidiaries;
•different regimes controlling the protection of our IP;
•restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions; and
•restrictions on our ability to repatriate dividends from our subsidiaries.
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
There can be no guarantee that additional amounts spent on marketing or advertising will result in receipt of additional sales or revenues.
In 2019, management intends to continue expanding our advertising with additional interactive displays within retailers, further marketing efforts relating to existing products and potential new product introductions, and increased social media marketing campaigns. However, there can be no guarantee that such increased advertising or marketing efforts and strategies will result in increased sales.

Changes in U.S. tax laws could cause uncertainty in our various tax conclusions.
On December 22, 2017, the U.S. President signed into law a sweeping tax reform bill known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act changed the corporate tax rate, business-related deductions and taxation of foreign earnings, among other things, that were generally effective for taxable years beginning after December 31, 2017. The Tax Act, or any related, similar or amended legislation or other changes in U.S. federal income tax laws, could adversely affect the U.S. federal income taxation of our and our affiliates’ ongoing operations and may also adversely affect the integration efforts relating to, and potential synergies from, past strategic transactions. Any such changes and related consequences could have a material adverse impact on our financial results.
U.S. tariffs and international trade disputes could increase the cost of our products or make our products more expensive for customers.
On July 6, 2018, the U.S. Government imposed a 25% tariff on a variety of imports from China and on September 17, 2018, imposed a 10% tariff on additional products from China, which rate was schedule to be increased to 25% on March 1, 2019. The March 1, 2019 deadline was extended by the U.S. Government in late February 2019 with no new deadline announced. In response to the 2018 tarriffs, China imposed a 5% to 10% tariff on certain U.S. goods.  A scheduled tariff increase on Chinese goods of 25% to occur on March 1, 2019 was suspended due to trade deal discussions still in progress. Our products have been impacted by the September 17, 2018 tariff, and would be further impacted by possible tariff rate increases that are possible under current trade negotiations. These international trade disputes could result in additional or increased tariffs and other protectionist measures that could adversely affect our business. Tariffs generally increase the cost of our products and the components and raw materials that go into making them. These increased costs could adversely impact the gross margin that we earn on sales of our products. Tariffs could also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Countries may also adopt other protectionist measures that could limit our ability to offer our products and services.
We are uncertain of the potential future magnitude that these and other potential trade disputes and policies may have on our financial statements. The tariffs described above may have a significant impact and may materially adversely affect our business, financial condition, and/or operating results.
The potential exit of the U.K. from the European Union (“E.U.”). may have uncertain effects and could adversely impact our business, results of operations and financial condition.
On June 23, 2016, the U.K. voted to exit from the E.U. and is due to leave the E.U. on March 29, 2019 (“Brexit”); however, on January 15, 2019, the U.K. parliament voted against Brexit. As a consequence, there may be a cease on Brexit, a delay to Brexit, or continuance of Brexit. With respect to such uncertainty, we cannot predict future implications; however, it is possible that the economic activities will be adversely impacted, and regulatory and legal complexities will be increased in this region. With our footprint in the Europe region, we may experience negative impact or potential disruption to our operations and business in terms of volatility in global stock markets and currency exchange rates. Such changes and volatility may adversely impact our operating results and financial performance.
Risks Related to Our Securities
Because the price of our common stock has been, and may continue to be, volatile, our shareholders may not be able to sell shares of our common stock at or above the price paid for such shares.
The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which may make our common stock unsuitable for some investors. For example, for the two years ended December 31, 2018, the closing price of our common stock ranged from a high of $23.70 to a low of $5.90 per share. At times, the fluctuations in the price of our common stock may be unrelated to our operating performance. The price of our common stock may also be influenced by:
•fluctuations in our results of operations or the operations of our competitors or customers;
•the aggregate amount of our outstanding debt and perceptions about our ability to make debt service payments;
•failure of our results of operations and sales revenues to meet the expectations of stock market analysts and investors;
•perceived reductions in demand or expectations regarding future demand by our customers;
•changes in stock market analyst recommendations regarding us, our competitors or our customers;
•the timing and announcements of product innovations, new products or financial results by us or our competitors;
•the performance of mophie, BRAVEN, Gear4, and HALO post acquisitions;
•changes in our directors or executives;
•increases in the number of shares of our common stock outstanding; and
•changes in our industry.
Based on the above, our stock price may continue to experience volatility. Therefore, we cannot guarantee that our investors will be able to resell our common stock at or above the price at which they purchased it.

Because we may, at some time in the future, issue additional securities, shareholders are subject to dilution of their ownership.
Although we have no immediate plans to raise additional capital, we may at some time in the future do so. Any such issuance would likely dilute shareholders’ ownership interest in our company and may have an adverse impact on the price of our common stock. In addition, from time to time we may issue shares of common stock in connection with equity financing activities or as incentives to our employees and business partners. We may expand the number of shares available under stock incentive and option plans, or create new plans. All issuances of common stock would be dilutive to an existing investor’s holdings in us. If an investor’s holdings are diluted, the overall value of the shares may be diminished and the ability to influence shareholder voting will also be harmed.
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
Our ability to successfully implement our business plan and achieve targeted financial results and other benefits including, among other things, greater market presence and development, and enhancements to our product portfolio and customer base, is dependent on our ability to successfully integrate businesses we may acquire in the future. We may not realize these benefits, as rapidly as, or to the extent, anticipated by our management. There can be no assurance that we will be able to successfully integrate any acquired businesses, products or technologies without substantial expenses, delays or other operational or financial problems. Acquisitions involve a number of risks, some or all which could have a material adverse effect on any acquired businesses, products or technologies. Furthermore, there can be no assurance that any acquired business, product, or technology will be profitable or achieve anticipated revenues and income. Our failure to manage our acquisition strategy successfully could have a material adverse effect on our business, results of operations and financial condition. The process of integrating an acquired business involves risks, including but not limited to:
•demands on management related to the significant increase in the size of our business;
•diversion of management's attention from the management of daily operations;
•difficulties in the assimilation of different corporate cultures and business practices;
•difficulties in conforming the acquired company's accounting policies to ours;
•retaining the loyalty and business of the customers of acquired businesses;
•retaining employees that may be vital to the integration of acquired businesses or to the future prospects of the combined businesses;
•difficulties and unanticipated expenses related to the integration of departments, information technology systems, including accounting systems, technologies, books and records, and procedures, and maintaining uniform standards, such as internal accounting controls, procedures, and policies;
•costs and expenses associated with any undisclosed or potential liabilities;
•the use of more cash or other financial resources on integration and implementation activities than we expect; and
•our ability to avoid labor disruptions in connection with any integration, particularly in connection with any headcount reduction.
Failure to successfully integrate any acquired businesses in the future may result in reduced levels of anticipated revenue, earnings, or operating efficiency than might have been achieved if we had not acquired such businesses.
In addition, any future acquisitions could result in incurring additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results, and cash flows.
Techniques employed by short sellers may drive down the market price of our common stock.
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
In the past several years, our securities have been the subject of short selling. Reports and information have been published about us which we believe are mischaracterized or incorrect, and which have occasionally been followed by a decline in our stock price.

It is not clear what additional effects the negative publicity will have on us, if any, other than potentially affecting the market price of our common stock. If we continue to be the subject of unfavorable allegations, we may have to expend a significant amount of resources to investigate such allegations and/or defend our self. While we would strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short seller by principles of freedom of speech, applicable state law, or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could distract our management from growing our business. Additionally, such allegations against us could negatively impact our business operations and stockholders' equity, and the value of any investment in our stock could be reduced.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Real Property (amounts in thousands)
Our principal executive offices and facilities are currently located at 910 West Legacy Center Way, Suite 500, Midvale, Utah, 84047. The lease agreement expires July 1, 2023, with options to add subsequent extensions to the leasing period. Rent at this location is recorded on a straight-line lease rate of $80 per month. In addition, we lease a storefront and another office space in Utah, office space in California, office space in Florida, office space in Michigan, and office space in England, Ireland and China for our international operations.
ITEM 3.  LEGAL PROCEEDINGS
Certain of the legal proceedings in which we are involved are discussed in Note 13, “Commitments and Contingencies”, to our consolidated financial statements in this report, and are hereby incorporated by reference.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (amounts in thousands, excluding price per share)
Market Information
Our common stock is currently quoted on the Nasdaq Global Market of the Nasdaq Stock Market under the symbol ZAGG. The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in dollars per share) of our common stock as reported or quoted on the Nasdaq Capital Market. On March 12, 2019, the closing price of our common stock was $10.83.

For the Year Ended December 31, 2018	High	Low

First Quarter	$20.81	$11.90
Second Quarter	$19.40	$10.90
Third Quarter	$17.80	$12.30
Fourth Quarter	$14.95	$7.96

For the Year Ended December 31, 2017	High	Low

First Quarter	$7.55	$5.90
Second Quarter	$9.15	$6.55
Third Quarter	$16.15	$8.30
Fourth Quarter	$23.70	$14.10
Holders of Common stock
On March 12, 2019, there were approximately 41 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Empire Stock Transfer. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.
Dividends
Neither our certificate of incorporation nor our bylaws restrict us from declaring dividends. The Delaware General Corporation Law and applicable case law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:
•we would not be able to pay our debts as they become due in the usual course of business;
•we would be engaged in a business for which our remaining assets would be unreasonably small in relation to the business; or
•our net assets would be less than the amount determined to be our capital.
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

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of restricted stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	821	$10.49	2,361
Equity compensation plans not approved by security holders	—	—	—
Total	821	$10.49	2,361
In January 2013, our board of directors adopted and in June 2013, our shareholders approved the ZAGG Inc 2013 Equity Incentive Award Plan (the “2013 Plan”). In April 2017, the compensation committee of our board of directors adopted, and in June 2017, our shareholders approved an amendment and restatement of the 2013 Plan (the “Amended Plan”). The Amended Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock, and restricted stock units can be awarded. The Amended Plan’s initial share reservation is 5,000 shares. The term of the plan is for 10 years from the date of original adoption of the 2013 Plan. As of December 31, 2018, there were approximately 2,361 shares available for grant under the Amended Plan.
Recent Sales of Unregistered Securities
Except as set forth on our Current Report on 8-K filed on December 4, 2018 there were no other unregistered sales of securities during the year ended December 31, 2018.
Stock Performance Graph
The graph below compares the cumulative 5-Year total return provided shareholders on our common stock relative to the cumulative total returns of the Russell 2000 index, Russell MicroCap and a customized peer group of eight companies, whose individual companies are listed in footnote 1 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on December 31, 2013, and its relative performance is tracked through December 31, 2018.
The eight companies included in our customized peer group (the “Peer Group” in the chart below) are: Callaway Golf Co, Columbia Sportswear Co, Deckers Outdoor Corp, Fossil Group Inc., Garmin Ltd, Logitech International S.A., Plantronics Inc. and Vuzix Corp.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ZAGG Inc, the Russell 2000 Index, the Russell MicroCap Index,
and Peer Group

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/13
12/14
12/15
12/16
12/17
12/18
ZAGG, Inc.
Russell 2000
Russell MicroCap
Peer Group

*100 invested on December 31, 2013 in stock or index, including reinvestment of dividends. Fiscal year ending December 31. Copyright© 2019 Russell Investment Group. All rights reserved.

	12/13	12/14	12/15	12/16	12/17	12/18

ZAGG Inc	100.00	156.09	251.49	163.22	424.14	224.83
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
Russell MicroCap	100.00	103.65	98.30	118.32	133.90	116.39
Peer Group	100.00	107.77	79.03	100.96	123.48	137.26
In 2016, we determined to change the comparison peer group from a self-selected group based on market capitalization to the Russell MicroCap index. We believe a change to the Russell MicroCap index will provide a better comparison to us because it is a broader base of companies with similar market cap rather than eight selected in the peer group. Furthermore, the companies we would consider peers within the industry are not public companies and would therefore not have information available to calculate a comparative five-year return. In 2018, Harmon International Industries Inc. and Sodastream International Ltd were removed from the peer group because they were acquired and no longer had discrete financial information that could be used for comparability purposes.

Repurchases
During the fourth quarter of 2015, our board of directors authorized the repurchase of up to $20,000 of our outstanding common stock with no expiration date. Our board of directors also authorized the use of a Rule 10b5-1 plan, which was put into place during the third quarter of 2018.
During the year ended December 31, 2018, we purchased 918 shares of ZAGG common stock for total consideration of $12,096, which included commissions and processing fees totaling $34. As of December 31, 2018, a total of $5,462 remained authorized under the stock repurchase program.
The following table summarized purchases of our common stock for the three months ended December 31, 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - October 31, 2018	158	$12.00	158	978 (1)
November 1 -November 30, 2018	377	$10.87	377	558 (1)
December 1 - December 31, 2018	—	$—	—	558 (1)
Total	535	$11.20	535
(1) As of December 31, 2018, the price of our stock was $9.78. The maximum number of shares that may yet be purchased under the 2015 plan  was calculated for each month using the December 31, 2018 stock price and the total dollars that remained authorized under the 2015 plan.
On March 11, 2019, our board of directors authorized the cancellation of the 2015 stock repurchase program, and authorized a new stock repurchase program that grants the repurchase of up to $20,000 of our outstanding common stock.

ITEM 6.  SELECTED FINANCIAL DATA (amounts in thousands, except per share amounts)
The selected historical financial data presented below are derived from our consolidated financial statements. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and the notes thereto included elsewhere in this report.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales	$538,231	$519,495	$401,857	$269,311	$261,585
Income (loss) from operations	51,696	44,735	(21,360)	25,864	16,983
Net income (loss)	39,189	15,100	(15,587)	15,587	10,461
Earnings (loss) per share attributable to stockholders:
Basic	$1.40	$0.54	$(0.56)	$0.54	$0.35
Diluted	$1.38	$0.53	$(0.56)	$0.54	$0.34
Weighted average shares:
Basic	28,064	27,996	28,006	28,773	30,247
Diluted	28,500	28,407	28,006	29,089	30,610

BALANCE SHEET DATA:
Total assets	$378,011	$320,591	$310,729	$179,541	$201,279
Current assets	261,227	227,802	174,436	131,701	147,023
Current liabilities	155,687	184,592	183,844	49,024	74,206
Long-term liabilities	63,833	—	9,623	—	—
Total equity	158,491	135,999	117,262	130,517	127,073

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The focus of our business is to (1) provide creative product solutions, (2) execute targeted global distribution, (3) achieve operational excellence, and (4) be the preferred brand for our customers. We focus our corporate, team, and individual goals to accomplish this overall corporate strategy.
We believe that mobile devices and gadgets can be best enjoyed with the right mix of protection from scratches and damage, and accessories that enhance the consumers’ electronic and mobile device experience. We believe that our full product portfolio, which includes screen protection, power cases, power management, wireless charging, audio, mobile keyboards, protective cases, and other mobile accessories, provides consumers with unparalleled device protection and enhanced enjoyment of their mobile electronic device.
We plan to continue to expand our product portfolio, including entering into new product categories and new domestic and global markets that we believe will be consistent with our overall corporate strategy. Our products are available through our websites at www.ZAGG.com, www.mophie.com, www.Gear4.com, and www.HALO.com, and through our retail distribution channels, which include major retailers like Apple Inc., Amazon.com, Inc., Best Buy Co Inc., Wal-Mart Stores Inc., AT&T Inc., Sprint Corp., Verizon Communications Inc., T-Mobile International AG, Target Corporation, Walgreens Boots Alliance, Inc., Ingram Micro, Inc., and the Carphone Warehouse; QVC, independent electronics resellers; college bookstores; independent Apple stores; mall kiosks; and other online retailers.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of these amounts in the notes to the financial statements. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant items subject to such estimates include inventory realizability, variable consideration included as part of our revenue recognition accounting policy, and the fair value of assets acquired and liabilities assumed in our business combinations.

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
Inventories
Inventories, consisting primarily of finished goods and raw materials, are valued at the lower of cost, determined on a first in, first out basis, or net realizable value. Management performs periodic assessments to determine the existence and estimated net realizable value of obsolete, slow moving, and unsaleable inventories, and records necessary write-downs in cost of sales to reduce such inventories to estimated net realizable value. Once established, the original cost of the inventory less the related inventory write down represents the new cost basis of such products.
In assessing the realizability of inventories, we are required to make judgments as to future sales prices, which are impacted by our estimates of  demand requirements and current inventory levels. Our inventory requirements may change based on our projected customer demand, market conditions, technological and product life cycle changes, longer or shorter than expected usage periods, and other factors that could affect the valuation of our inventories.
Revenue Recognition Accounting Policy
We adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“Topic 606”) in the first quarter of 2018. As a result of this adoption, we have made modifications to our accounting policy for revenue recognition.
Our revenue is derived from sales of our products through our indirect channel, including retailers, distributors, and franchisees; and sales of our products through our direct channel, including www.ZAGG.com, www.mophie.com, www.Gear4.com, and www.HALO.com, and our corporate-owned ZAGG-branded store. Our revenue is measured based on the amount of consideration we expect to receive, reduced by estimates for sales returns, discounts, and other credits. The observable standalone selling prices of products sold are based on the prices charged to customers and are mutually agreed upon by both parties before any orders are authorized. For substantially all of our sales, revenues are recognized at a point in time when control of the goods is transferred to customers, which generally occurs upon delivery to carriers or customers. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue.
Topic 606 has required significant changes to how we recognize revenue. Updates to our accounting policies have been made as part of adoption of this new standard. These changes to our accounting policies and procedures under the new standard have most significantly impacted the estimates previously used to determine our sales returns, discounts and other credits. The new variable consideration calculations for these estimates apply assumptions required by Topic 606, which require significant judgment. In applying these new assumptions, and in the application of Topic 606, we have determined that the updated accounting policies and estimates to ensure compliance under Topic 606 continue to be critical accounting policies and estimates.
Specifically, our sales returns and price concessions methodologies are significant estimates within the revenue recognition accounting policy. Our return policy allows end users and certain retailers rights to return purchased products. Due to the nature of the screen protection product line, end user returns for screen protection are generally not salvageable and are not included in inventory. We estimate a reserve for sales returns and record the estimated reserve amount as a reduction of sales in the consolidated statements of operations, and as a liability in the consolidated balance sheets. When products are returned and are expected to be resold, as is the case with returns of packaged screen protection, keyboards, audio products, cases, and power products, the impact is recorded as a reduction of revenues and cost of sales in the consolidated statements of operations, and as a reduction in the sales return reserve liability with an increase in the right of return asset included in prepaid expenses and other current assets in the consolidated balance sheets. The sales returns estimate requires management to make judgments regarding return rates for sales whereby historical experience and actual claims are key factors used in determining such estimated sales return reserve.
Our price concession policy estimates price concessions to be granted on goods which are sold to distributors and retailers. We estimate a reserve using historical price concession data, and record the estimated reserve amount as a reduction of revenue in the consolidated statements of operations, and as a liability in the consolidated balance sheets. When we issue credits to customers on actual price concessions granted, the impact is recorded as a reduction of revenues and cost of sales in the consolidated statements of operations, and as a reduction in the liability in the consolidated balance sheets. The price concession estimate requires management to make judgments regarding price concessions for sales whereby historical experience and actual claims are key factors used in determining such estimated price concession reserve.
Business Combinations
We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engaged an independent third-party valuation firm to assist us in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased classes of intangible assets recorded by us include trade names, patents and technology, customer relationships, non-compete agreements, and backlog. The fair values assigned to the identified intangible assets are discussed in Note 6 to the consolidated financial statements.

Significant estimates in valuing certain intangible assets include but are not limited to: future expected cash flows related to each individual asset, market position of the trade names and assumptions about cash flow savings from the trade names, determination of useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and thus, actual results may differ from estimates.
Environmental, Social and Governance Initiatives
Overview
Corporate social responsibility has long been an integral part of our business and corporate culture. Environmental, social and governance initiatives (“ESG”) issues have been woven into our culture since our inception. As sustainability “best practices” evolve over time, so will our ESG initiatives and respective disclosures.
In 2018, we created a “Sustainability Working Group” consisting of dedicated internal resources and external advisors to address ESG factors related to us. The goal of the Sustainability Working Group is to improve our long-term performance utilizing ESG factors material to our business. Our framework for ESG factor evaluation and disclosure is informed by potential opportunities and risks for our business, views of our shareholders, leading ESG ratings agencies, and leading ESG reporting frameworks. Among the ESG reporting frameworks, we primarily utilized the Sustainability Accounting Standard Board's (“SASB”) Sustainability Accounting Standards relevant for our industry (SASB industry classification: Apparel, Accessories and Footwear and the Multiline and Specialty Retailers and Distributors). We determined that many of the topics in those standards represent trends and uncertainties that may materially impact our operational performance or financial condition.
In addition to considering the ESG impacts on our business, the views of our shareholders, the leading ESG frameworks, and ESG ratings agencies, we considered the ESG perspectives of other stakeholders, including but not limited to our employees, customers, and the communities in which we operate.
Our sustainability disclosures will evolve over time as our business continues to grow. At this time, our board of directors, management, and Sustainability Working Group identified the following topics for disclosure: Supply Chain, Packaging, Cybersecurity, Employee Diversity and Inclusion, Political/Lobbying Contributions, and Employee Transportation Incentives.
Supply Chain
Manufacturers’ Accountability – We comply with the California Transparency and Supply Chain Act, we have a zero-tolerance policy for slavery and human trafficking, and we hold our manufacturers to the highest standards. We require each of our manufacturers to agree to and execute our Manufacturer’s Code of Conduct, which requires our manufacturers to comply with all applicable laws and regulations, to treat each employee with dignity and respect, to not discriminate, and to provide all employees with a safe and healthy workplace. Furthermore, each manufacturer agrees that its factory may be inspected at any time and that any noncompliance will represent a breach of the applicable supply agreement.
We annually engage in internal verification activities to identify, assess and manage the risks of human trafficking in our product supply chain. We require each manufacturer to sign an agreement stating that it will only use subcontractors or independent contractors who are compliant with and agree to our Manufacturer’s Code of Conduct.
Internal Accountability – We have internal procedures for determining whether employees or contractors are complying with company standards regarding slavery and human trafficking. Our legal department conducts an annual training in which employees are trained on human trafficking and slavery awareness within our manufacturers. Our operations and product teams are required to attend such trainings as those departments are primarily responsible for monitoring compliance. Furthermore, we require each employee to be familiar with our Manufacturer’s Code of Conduct.
Foreign Corrupt Practice Act Policy – We comply with the Foreign Corrupt Practices Act of 1977, as amended (“FCPA”). The FCPA makes it illegal for U.S. persons, including U.S. companies and their subsidiaries, officers, directors, employees and agents, and any stockbrokers acting on their behalf, to bribe foreign officials. The FCPA also requires U.S. companies and their subsidiaries to keep accurate and complete books and records and to maintain proper internal accounting controls. All of our employees are required to sign our FCPA policy and complete FCPA education.
Packaging
We regularly review our product packaging for environmental impact and cost. In 2018, we changed the packaging for our BRAVEN product line from acrylic to paper packaging. In addition, we opted to use white rather than black dry molded pulp trays to avoid the use of harmful oils/chemicals required in their development. We plan to continue to consider packaging enhancements for other product offerings and their respective environmental impacts for our products moving forward.
In addition to the BRAVEN packaging improvements, we invested in the packaging of our warranty mailer program. We offer a limited lifetime replacement program for our glass products. If the glass scratches or breaks, even through normal daily use, we will replace it for a $5.99 shipping and handling cost. The previous warranty process included a complete retail packaged glass replacement, packing slip, and return envelope, packed in a heavy card stock outbound shipping envelope. The new warranty mailer process eliminates the need for a packing slip and uses a different envelope that is 37% less paper, reducing costs as well as the environmental impact.

The implementation of a streamlined, environmentally-friendly warranty replacement system not only led to a significant reduction in material used, but also reduced Carbon Dioxide (“CO2”) emissions. In 2018 alone, this new system reduced material usage by approximately 180,394 pounds, a 43.1% weight reduction. CO2 emissions from pre-consumer freight were reduced by over 447 tons. In addition, 89.6% of the materials used in the new system are recyclable, as opposed to only 64.1% of the materials used previously.
Cybersecurity
We continually monitor and address cybersecurity risk. We have taken action to ensure data privacy and security for our customers on our e-commerce platform as well as require regular cybersecurity training for our employees.
We continually train our employees on cybersecurity. A company-wide training program that started in the first quarter of 2018 received a 100% completion rate as of the end of the fourth quarter of 2018. The topics included the GDPR, email security, strong password creation and usage and phishing. The phishing training provided tangible results. The initial click rate was baselined at 18%. Following the training programs, the ZAGG click rate decreased to 8.4%.
In 2018, we invested in cybersecurity technologies and services that continue to bolster our defense in depth techniques, including: email security advancements such as safe attachment and uniform resource locator detonation capabilities; two-form authentication technologies providing secure access to key systems and services; automation of software patch management; and additional tools to test weak passwords across the organization.
In addition to significant cybersecurity investment, we made several information technology business process improvements that will result in a more secure environment for our customers and employees. Technology platforms that support key business processes are under review to align with business process improvements and lower our exposure to malicious attacks. In addition, our 2018 acquisition activity created many disparate e-commerce shopping experiences. A single consolidated e-commerce platform supporting cross brand shopping will be introduced in 2019. A single platform will bolster our cybersecurity defenses.
Diversity
We have a responsibility to create a workplace where our employees can thrive. We foster an inclusive culture where our employees can fully contribute their skills and talents. We want our employees to be valued and supported both at work and in their communities. We strive to maintain an environment of mutual respect, free of discrimination or harassment. At ZAGG, we seek to enable and support our employees by fostering transparency, collaboration and community.
The tables below provide information about our gender and ethnic employee diversity. Since 2016, we have increased in gender and ethnic diversity.

	For the Years Ended December 31,
	2018	2017	2016

Female	39.1%	39.6%	$35.0%
Male	60.9%	60.4%	$65.0%
Total	100.0%	100.0%	100.0%

	For the Years Ended December 31,
	2018	2017	2016

Asian	9.0%	7.0%	$5.4%
Black or African American	2.7%	1.6%	$1.0%
Hispanic or Latino	6.5%	6.2%	$12.8%
Native Hawaiian or Other Pacific Islander	0.4%	0.3%	$0.0%
Not Specified	7.5%	10.8%	$0.5%
Two or more races	3.7%	1.1%	$0.0%
White	70.2%	73.0%	$80.3%
Total	100.0%	100.0%	100.0%
Political/Lobbying Contributions (amounts in thousands)
We have made no material political or lobbying contributions.

Employee Transportation Incentives
Corporate sustainability is an integral part of our culture. We encourage our employees to limit their carbon footprint by providing transportation incentives.
Public Transit Incentive – We provide up to a $50 credit each month to each employee who uses public transit. The incentive is pro-rated for monthly employee usage. The table below presents the number of employees who qualified for the public transit incentive by participating office since 2016.

	For the Years Ended December 31,
	2018	2017	2016

Irvine	2	0	0
Kalamazoo	3	1	0
Salt Lake City	8	1	0
Total	13	2	0
Carpool Incentive – Our employees who carpool 3 or more days per week, each week during a month, are eligible to receive a $50 gas card at the end of the month. Our employees who carpool 1-2 days per week, each week during a month, are eligible to receive a $25 gas card at the end of the month. The table below presents the number of employees who qualified for the carpool incentive by participating office since 2016.

	For the Years Ended December 31,
	2018	2017	2016

Irvine	2	2	0
Kalamazoo	37	17	0
Salt Lake City	8	6	0
Total	47	25	0
Zero or Low-Emissions Vehicle Incentive – We are committed to taking steps to improve the environment in our local community. To this end, we provide a one-time incentive to employees who purchase a zero or low emissions vehicle. Employees who purchase a new electric or hybrid vehicle may be eligible for a $5,000 incentive. Employees who purchase a used electric or hybrid vehicle may be eligible for a $1,000 incentive. The table below presents the number of employees who qualified for the zero or low-emissions vehicle incentive by participating office since 2016.

	For the Years Ended December 31,
	2018	2017	2016

Irvine	7	5	0
Kalamazoo	2	0	0
Salt Lake City	5	2	0
Total	14	7	0

Results of Operations (amounts in thousands)
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Years Ended December 31,
	2018		2017		2016

Net sales	$538,231	100.0%	$519,495	100.0%	$401,857	100.0%
Cost of sales	352,358	65.5	350,497	67.5	274,255	68.2
Gross profit	185,873	34.5	168,998	32.5	127,602	31.8
Advertising and marketing	11,994	2.2	11,101	2.1	12,440	3.1
Selling, general and administrative	108,623	20.2	105,398	20.3	96,229	23.9
(Gain) loss on disputed mophie purchase price	—	—	(6,967)	(1.3)	24,317	6.1
Transaction costs	1,678	0.3	725	0.1	2,591	0.6
Impairment of intangible asset	—	—	1,959	0.4	—	—
Amortization of long-lived intangibles	11,882	2.2	12,047	2.3	13,385	3.3
Total operating expenses	134,177	24.9	124,263	23.9	148,962	37.1
Income (loss) from operations	51,696	9.6	44,735	8.6	(21,360)	(5.3)
Interest expense	(1,684)	(0.3)	(2,081)	(0.4)	(1,851)	(0.5)
Other (expense) income	(483)	(0.1)	698	0.1	(348)	(0.1)
Total other expense	(2,167)	(0.4)	(1,383)	(0.3)	(2,199)	(0.5)
Income (loss) before provision for income taxes	49,529	9.2	43,352	8.3	(23,559)	(5.9)
Income tax (provision) benefit	(10,340)	(1.9)	(28,252)	(5.4)	7,972	2.0
Net income (loss)	$39,189	7.3%	$15,100	2.9%	$(15,587)	(3.9)%
YEAR ENDED DECEMBER 31, 2018, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2017 (amounts in thousands, except per share data)
Net sales
Net sales for the year ended December 31, 2018, was $538,231 compared to net sales of $519,495 for the year ended December 31, 2017, an increase of $18,736 or 4%. The year-over-year change is due primarily to (1) the increase in screen protection which was driven by the new iPhone launch as well as the introduction of the Glass + VisionGuard screen protection products, and (2) the increase in sales of our power management products, particularly those accessories related to wireless charging. These increases were partially offset by a decrease in sales of power cases.
The percentage of net sales related to our key product categories for the years ended December 31, 2018 and 2017, was approximately:

	For the Years Ended December 31,
	2018	2017

Screen protection	57%	48%
Power management	26%	26%
Power cases	6%	15%
Audio	5%	5%
Keyboards	5%	5%
Other	1%	1%

The percentage of net sales related to our key distribution channels for the years ended December 31, 2018 and 2017, was approximately:

	For the Years Ended December 31,
	2018	2017

Indirect	88%	89%
Website	8%	8%
Franchise	4%	3%
The percentage of net sales by geographic region for the years ended December 31, 2018 and 2017, was approximately:

	For the Years Ended December 31,
	2018	2017

United States	84%	84%
Europe	9%	9%
Other	7%	7%
Gross profit
Gross profit for the year ended December 31, 2018, was $185,873 or approximately 35% of net sales, compared to $168,998 or approximately 33% of net sales for the year ended December 31, 2017. The increase in gross profit margin was primarily attributable to the mix of screen protection products, our highest margin product category, which increased during the year ended December 31, 2018, to approximately 57% of net sales compared to approximately 48% of net sales during the year ended December 31, 2017.
Operating expenses
Total operating expenses for the year ended December 31, 2018, was $134,177, compared to operating expenses of $124,263 the year ended December 31, 2017, an increase of $9,914 or 8%. The increase in operating expenses was primarily attributable to (1) the $6,967 gain related to the settlement of litigation related to the disputed mophie purchase price in 2017 that did not recur in 2018, (2) increases in headcount to support the additional growth of the Company, (3) additional selling, general and administrative expense associated with the newly acquired BRAVEN and Gear4 businesses, and (4) transaction costs incurred in connection with the acquisition of BRAVEN and Gear4. These increases were partially offset by (1) a decrease in depreciation expense resulting from lower carrying amounts of property and equipment during the year ended December 31, 2018, (2) a $1,959 charge in 2017 related to the impairment of a patent that did not recur in 2018, and (3) operating expense synergies realized related to the mophie integration.
Income from operations
We reported income from operations of $51,696 for the year ended December 31, 2018, compared to $44,735 for the year ended December 31, 2017, an increase of $6,961. The increase in income from operations was primarily attributable to increases in net sales and gross profit, partially offset by an increase in operating expenses.
Other expense, net
For the year ended December 31, 2018, total other expense, net was $2,167 compared to total other expense, net of $1,383 for the year ended December 31, 2017, an increase of $784.
Income tax provision
We recognized an income tax provision of $10,340 for the year ended December 31, 2018, compared to $28,252 for the year ended December 31, 2017. From 2017 to 2018, our effective tax rate decreased from 65.2% to 20.9%. During the fourth quarter of 2017, the U.S. Government passed the Tax Act, which enacted significant changes to the U.S. federal tax code, including a reduction in the federal income tax rate for corporations from 35% to 21%. The lower rate was effective for the 2018 tax year. Moreover, because of the Tax Act, we recorded a one-time charge in 2017 of $12,353, substantially all of which was non-cash, to income tax expense primarily to reflect (1) the re-measurement of deferred tax assets utilizing the lower federal income tax rate and (2) the tax on mandatory deemed repatriation of foreign earnings. The reduction in the tax rate from 2017 to 2018 is significantly attributable to the factors noted above.

Net income
As a result of these factors, we reported net income of $39,189 or $1.38 per share on a fully diluted basis for the year ended December 31, 2018, compared to $15,100 or $0.53 per share on a fully diluted basis for the year ended December 31, 2017.
YEAR ENDED DECEMBER 31, 2017, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2016 (amounts in thousands, except per share data)
Net sales
Net sales for the year ended December 31, 2017 was $519,495 compared to net sales of $401,857 for the year ended December 31, 2016, an increase of $117,638 or 29%. The year-over-year change is due primarily to (1) the increase in sales of our power management products, particularly accessories supporting the wireless charging ecosystem, (2) increased sales of screen protection products in key wireless and retail accounts, particularly in international markets, and (3) the inclusion of 12 months of mophie sales during 2017 versus only 10 months in 2016. These increases were partially offset by a decrease in sales of keyboards.
The percentage of net sales related to our key product categories for the years ended December 31, 2017 and 2016, was approximately:

	For the Years Ended December 31,
	2017	2016

Screen protection	48%	54%
Power management	26%	15%
Power cases	15%	15%
Audio	5%	6%
Keyboards	5%	9%
Other	1%	1%
The percentage of net sales related to our key distribution channels for years ended December 31, 2017 and 2016, was approximately:

	For the Years Ended December 31,
	2017	2016

Indirect	89%	87%
Website	8%	9%
Franchise	3%	4%
The percentage of net sales by geographic region for the years ended December 31, 2017 and 2016, was approximately:

	For the Years Ended December 31,
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
Income (Loss) from operations
We reported income from operations of $44,735 for the year ended December 31, 2017 compared to a loss from operations of $21,360 for the year ended December 31, 2016, an increase of $66,095. The increase in income from operations was primarily attributable to increases in net sales and gross profit, and a decrease in operating expenses primarily due to a $24,317 loss on disputed mophie purchase price in 2016 and the $6,967 gain recorded in 2017 related to the settlement of litigation related to the disputed mophie purchase price.
Other expense, net
For the year ended December 31, 2017, total other expense, net was $1,383 compared to total other expense, net of $2,199 for the year ended December 31, 2016, a decrease of $816 or 37%. The decrease in the balance was primarily due to an increase in other income in 2017.
Income taxes
We recognized an income tax expense of $28,252 for the year ended December 31, 2017, compared to income tax benefit of $7,972 for the year ended December 31, 2016. From 2016 to 2017, our effective tax rate increased from 33.8% to 65.2%. During the fourth quarter of 2017, the U.S. Government passed the Tax Act, which enacted significant changes to the U.S. federal tax code, including a reduction in the federal income tax rate for corporations from 35% to 21%. As a result of the Tax Act, we recorded a one-time charge of $12,353, substantially all of which was non-cash, to income tax expense primarily to reflect (1) the remeasurement of deferred tax assets utilizing the lower federal income tax rate and (2) the tax on mandatory deemed repatriation of foreign earnings.
Net income (loss)
As a result of these factors, we reported net income of $15,100 or $0.53 per share on a fully diluted basis for the year ended December 31, 2017 compared to net loss of $15,587 or $0.56 per share on a fully diluted basis for the year ended December 31, 2016.
Liquidity and Capital Resources (amounts in thousands)
Comparison of the Year Ended December 31, 2018 to 2017
As of December 31, 2018, our principal sources of liquidity were cash generated by operations, cash on-hand, and net borrowings from revolving credit facilities. Our principal uses of cash have been for business acquisitions, purchase of property and equipment, purchase of treasury shares, and payments for the net share settlement of restricted stock.
Cash and cash equivalents on-hand decreased to $15,793 on December 31, 2018, from $24,989 on December 31, 2017, a decrease of $9,196. The decrease in cash is largely the result of (1) $28,351 net payment in connection with the Gear4 acquisition, (2) $12,096 paid for the purchase of treasury shares, (3) $7,243 in purchases of property and equipment, (4) $4,451 payment in connection with the BRAVEN acquisition, and (5) $2,722 payments for the net share settlement of restricted stock. These expenditures are partially offset by $25,858 generated from operating activities and $20,825 net proceeds received from the term and revolving credit facilities. Of the $15,793 cash balance on December 31, 2018, cash from foreign entities totaled $14,271, which constitutes 90% of the total cash and cash equivalents balance.
Accounts receivable, net of allowances, increased to $156,667 on December 31, 2018, from $123,220 on December 31, 2017, an increase of $33,447. The increase in accounts receivable is largely due to higher sales from the month ended December 31, 2018 compared to the month ended December 31, 2017.
Inventories increased to $82,919 on December 31, 2018, from $75,046 on December 31, 2017, an increase of $7,873. The increase was primarily due to an increase in inventory from the acquisitions of BRAVEN and Gear4.
Accounts payable decreased to $80,908 on December 31, 2018, from $96,472 on December 31, 2017, a decrease of $15,564. The decrease is largely due to the launch of wireless charging products in the third quarter of 2017 which resulted in additional payables as of December 31, 2017.
As of December 31, 2018, working capital was $105,540 compared to $43,210 as of December 31, 2017, an increase of $62,330. The improvement in the working capital position was primarily attributable to reductions in accounts payable and the shift of the line of credit from current liabilities to non-current liabilities.

During the third quarter of 2015, our board of directors approved a stock repurchase program with no expiration date. As of December 31, 2018, we have $5,462 remaining under this program. On March 11, 2019, our board of directors authorized the cancellation of the 2015 stock repurchase program, and authorized a new stock repurchase program that grants the repurchase of up to $20,000 of our outstanding common stock.
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
At December 31, 2017, working capital was $43,210 compared to $(9,408) as of December 31, 2016. The improvement in working capital is largely due to increased sales and profitability at the Company. Further, it should be noted that the 2016 Revolver is classified as a current liability due to the existence of a lockbox agreement as required by current U.S. GAAP, although the outstanding balance is not due to be repaid until 2021. If the 2016 Revolver were excluded from current liabilities, the working capital would be $66,685 on December 31, 2017, versus $21,899 on December 31, 2016.
Debt and Credit Facilities
On April 12, 2018, we entered into an amended and restated credit and security agreement (the “2018 Credit and Security Agreement”) with KeyBank, as administrative agent, Swing Line Lender and Issuing Lender, KeyBanc Capital Markets Inc., as sole lead arranger and sole book runner, and other members of the lender group, which was subsequently amended by a first amendment agreement dated as of November 28, 2018 (as amended, the “2018 Credit and Security Agreement”).
The 2018 Credit and Security Agreement consists of an $125,000 secured revolving credit facility (the “2018 Revolver”), which is not subject to borrowing base limitations. In addition, at our option, (i) up to $40,000 of the 2018 Revolver may be made available for the issuance of letters of credit, and (ii) we may obtain a term loan or increase the Maximum Revolver Amount of the 2018 Revolver by another $25,000 within a specified period defined in the 2018 Credit and Security Agreement. Proceeds from the 2018 Revolver were used to fully retire the 2016 term loan under the 2016 Credit and Security Agreement and thus, the 2018 Revolver is the only credit instrument effective April 12, 2018. As of December 31, 2018, no letters of credit were issued and $40,000 was available to be issued for letters of credit.
The 2018 Revolver initially bears interest at an annual rate, at our option, of (i) the base rate (as defined in the 2018 Credit and Security Agreement) plus a margin of 0.250% to 1.375% based on the prior quarter-end Leverage Ratio or (ii) the Eurodollar Rate (as defined in the 2018 Credit and Security Agreement) plus a margin of 1.250% to 2.375% based on the prior quarter-end Leverage Ratio. The 2018 Revolver matures April 11, 2023, subject to early termination in the event of default.
In addition, we are required to pay a monthly Applicable Commitment Fee Rate (as defined in the 2018 Credit and Security Agreement) that can fluctuate between 0.175% and 0.275% based on the Leverage Ratio (as defined in the 2018 Credit and Security Agreement). The commitment fee is calculated monthly using the Maximum Revolving Amount (as defined in the 2018 Credit and Security Agreement) at the end of each calendar month, minus the Revolving Credit Exposure (exclusive of the Swing Line Exposure) (each as defined in the 2018 Credit and Security Agreement) at the end of such day, multiplied by the Applicable Commitment Fee Rate in effect on such day divided by three hundred sixty (360). The monthly commitment fee is payable quarterly in arrears, commencing on July 1, 2018, and continuing on each regularly scheduled payment date thereafter.
The 2018 Credit and Security Agreement contains customary representations and warranties and restrictive covenants. The 2018 Credit and Security Agreement also contains affirmative and negative covenants requiring, among other things, us to meet certain financial ratio tests and to provide certain information to the lenders. The 2018 Credit and Security Agreement also includes financial maintenance covenants that require compliance with a Leverage Ratio and a Fixed Charge Coverage Ratio (both defined in the 2018 Credit and Security Agreement), tested at the end of each fiscal quarter commencing with the three months ended June 30, 2018.

The 2018 Credit and Security Agreement also contains customary events of default. If an event of default occurs, the lenders under the 2018 Credit and Security Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all other actions permitted to be taken by a secured creditor.
As part of the 2018 Credit and Security Agreement, the lockbox arrangement requirement in the 2016 Credit and Security Agreement was terminated and thus, we now have full control of cash upon receipt from customers.
Based on our current operations, we believe that cash generated from operations, cash on hand, and available borrowings under the 2018 Credit and Security Agreement will be adequate to meet our expected capital expenditures and working capital needs for the next 12 months and beyond. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, we may need to raise additional funds through the sale of equity or debt securities or from debt facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.
Contractual Obligations and Commitments (amounts in thousands)
The following table provides information on our contractual obligations as of December 31, 2018:

	Payments Due by Period (1)
	Total	Less Than 1 Year	1 - 3 years	3 - 5 years	More than 5 years

2018 Credit and Security Agreement	$58,363	$—	$—	$58,363	$—
Operating leases	15,088	3,198	5,299	4,493	2,098
Total	$73,451	$3,198	$5,299	$62,856	$2,098
(1) Unrecognized uncertain tax benefits of $1,398 are not included in the table above as we are not sure when the amount will be paid.
Off Balance Sheet Arrangements
As of December 31, 2018, there were no off balance sheet arrangements, except our operating lease commitments.
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
To date we have not utilized derivative financial instruments or derivative commodity instruments. We invest a portion of our cash in money market funds, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial, although there can be no guarantee that these market risks will be immaterial to us.
See “Liquidity and Capital Resources” in this Annual Report on Form 10-K for further discussion of our financing facilities and capital structure. Market risk, calculated as the potential change in fair value of our cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material as of December 31, 2018.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto are set forth beginning on page F-1 of this Annual Report on Form 10-K.
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
1Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2018. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective and were designed to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.
2Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and our receipts and expenditures are being made only in accordance with authorization of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, our management determined that our internal control over financial reporting was effective based on these criteria as of December 31, 2018.
On November 30, 2018, we acquired Gear4. As permitted by SEC guidance for newly acquired businesses, we excluded Gear4 from our assessment of internal control over financial reporting, which represented total assets of $47,575 and total revenues of $2,955, as of and for the period from the closing of the acquisitions to December 31, 2018.
Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included at 9A.5 below.

3. Changes in Internal Control Over Financial Reporting
As a result of the material weakness which existed as of December 31, 2017 related to the ineffective control environment, risk assessment, and control activities regarding (1) the tracking and accounting for customer product returns; and (2) accounting for accounts receivable related to sales returns with a significant customer, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, management has completed the following changes to the Company’s internal controls that have materially affected our internal control over financial reporting during the year ended December 31, 2018:
•Enhanced our control environment by establishing appropriate authorities and responsibilities in alignment with the objectives of internal control over financial reporting;
•Implemented a cross functional risk assessment process to identify and assess changes in the business that could significantly impact internal control over financial reporting;
•Designed and implemented control activities over the customer returns process;
•Designed and implemented control activities over the management of accounts receivable transactions due to the growth of the Company; and
•Designed and implemented certain automated control processes to replace manual processes.
Management has assessed the above identified changes to its internal control over financial reporting to ensure that the changes have been properly designed and implemented and are operating effectively. The assessment performed has allowed management to conclude that the material weakness at December 31, 2017 has been remediated and that internal control over financial reporting was effective as of December 31, 2018.
4. Inherent Limitations on Effectiveness of Controls
Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

5. REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
ZAGG Inc:
Opinion on Internal Control Over Financial Reporting
We have audited ZAGG Inc’s and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and related notes (collectively, the “consolidated financial statements”), and our report dated March 14, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Gear4 HK Limited (“Gear4”) during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Gear4’s internal control over financial reporting associated with total assets of $47,575,000 and total revenues of $2,955,000 included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Gear4.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP
Salt Lake City, Utah
March 14, 2019

ITEM 9B. OTHER INFORMATION
None.
PART III
Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K are incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2018, pursuant to Regulation 14A of the Exchange Act.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
15(a)(1). Financial Statements.
The following Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Report of Independent Registered Public Accounting Firm are filed as part of this Annual Report on Form 10-K:

15(a)(2).  Financial Statement Schedules.
All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

15(a)(3).  Exhibits.

Exhibit Number	Description

2.1
Share Purchase Agreement, dated as of November 30, 2018 by and among ZAGG Inc, Patriot Corporation Unlimited Company, STRAX Holding GmbH, and Gear4 HK Limited (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 4, 2018, and incorporated herein by this reference).

2.2
Membership Interest Purchase Agreement, dated as of January 3, 2019, by and among ZAGG Inc, ZAGG Hampton LLC, Halo2Cloud, LLC, the members of Halo2Cloud, LLC, and Patrick Keenan, as Sellers' representative (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on January 8, 2019, and incorporated herein by this reference).

3.1	Certificate of Incorporation of ZAGG Inc (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 14, 2016, and incorporated herein by this reference).

3.2	Bylaws of ZAGG Inc (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 14, 2016, and incorporated herein by this reference).

3.3	Amendment to Bylaws of ZAGG Inc (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on July 19, 2016, and incorporated herein by this reference).

10.1*
ZAGG Inc Amended and Restated 2013 Equity Incentive Plan (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 23, 2017, and incorporated herein by this reference).

10.2*
Form of ZAGG Inc Restricted Stock Unit Award Agreement (previously filed as an exhibit to an Annual Report on Form 10-K filed with the Commission on March 15, 2018, and incorporated herein by this reference).

10.3*
Form of ZAGG Inc Performance Stock Unit Award Agreement (previously filed as an exhibit to an Annual Report on Form 10-K filed with the Commission on March 15, 2018, and incorporated herein by this reference).

10.4
Amendment to Code of Business Conduct and Ethics, effective as of November 13, 2014 (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on November 19, 2014, and incorporated herein by this reference).

10.5*
Employment Agreement, dated June 11, 2015, between ZAGG Inc and Brad Holiday (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 11, 2015, and incorporated herein by this reference).

10.6*
Change of Control Addendum, dated June 11, 2015, between ZAGG Inc and Brad Holiday (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 11, 2015, and incorporated herein by this reference).

10.7*
Employment Agreement, dated March 7, 2018, between ZAGG Inc and Chris Ahern (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 7, 2018, and incorporated herein by this reference).

10.8*
Amended and Restated Change of Control Addendum, dated March 13, 2018, between ZAGG Inc and Chris Ahern (previously filed as an exhibit to an Annual Report on Form 10-K filed with the Commission on March 15, 2018, and incorporated herein by this reference).

10.9*
Employment Agreement, dated March 7, 2018, between ZAGG Inc and Brian Stech (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 7, 2018, and incorporated herein by this reference).

10.10*
Change of Control Addendum, dated March 7, 2018, between ZAGG Inc and Brian Stech (previously filed as an exhibit to an Annual Report on Form 10-K filed with the Commission on March 15, 2018, and incorporated herein by reference).

10.11
Amended and Restated Credit and Security Agreement, dated as of April 12, 2018, by and among ZAGG Inc, KeyBank National Association, KeyBank Capital Markets Inc. and the other lenders party thereto (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 12, 2018, and incorporated herein by this reference).

10.12
$40,000,000 Revolving Credit Note, dated April 12, 2018, by ZAGG Inc to ZB, N.A. d/b/a Zions First National Bank (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 12, 2018, and incorporated herein by this reference).

10.13
$30,000,000 Revolving Credit Note, dated April 12, 2018, by ZAGG Inc to ZB, N.A. d/b/a Zions First National Bank (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 12, 2018, and incorporated herein by this reference).

10.14
$15,000,000 Revolving Credit Note, dated April 12, 2018, by ZAGG Inc to MUFG Union Bank, N.A. (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 12, 2018, and incorporated herein by this reference).

10.15
$8,500,000 Swing Line Note, dated April 12, 2018, by ZAGG Inc to KeyBank National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 12, 2018, and incorporated herein by this reference).

10.16
First Amendment Agreement, dated as of November 28, 2018, by and among ZAGG Inc, KeyBank National Association, ZB, N.A., MUFG Union Bank, N.A., and KeyBank National Association (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on December 4, 2018, and incorporated herein by this reference).

10.17*
Employment Agreement, dated August 13, 2018, between ZAGG Inc and Jim Kearns (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on August 16, 2018, and incorporated herein by reference).

10.18*
Change of Control Agreement, dated August 13, 2018, between ZAGG Inc and Jim Kearns (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on August 16, 2018, and incorporated herein by this reference).

10.19*
Employment Agreement, dated March 11, 2019, between ZAGG Inc and Taylor Smith (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 12, 2019, and incorporated herein by this reference).

10.20*
Change of Control Agreement, dated March 11, 2019, between ZAGG Inc and Taylor Smith (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 12, 2019, and incorporated herein by this reference).

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
∗Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAGG INC

Dated: March 14, 2019	By:	/s/ CHRIS M. AHERN
Chris M. Ahern Chief Executive Officer & Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 14, 2019	By:	/s/ CHRIS M. AHERN
Chris M. Ahern Chief Executive Officer & Director (Principal Executive Officer)

Dated: March 14, 2019	By:	/s/ BRADLEY J. HOLIDAY
Bradley J. Holiday Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: March 14, 2019	By:	/s/ CHERYL A. LARABEE
Cheryl A. Larabee Chairperson

Dated: March 14, 2019	By:	/s/ DANIEL R. MAURER
Daniel R. Maurer Director

Dated: March 14, 2019	By:	/s/ MICHAEL T. BIRCH
Michael T. Birch Director

Dated: March 14, 2019	By:	/s/ P. SCOTT STUBBS
P. Scott Stubbs Director

ZAGG INC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
ZAGG Inc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ZAGG, Inc and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Codification Topic 606 – Revenue from Contracts with Customers.
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

Salt Lake City, Utah
March 14, 2019

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$15,793	$24,989
Accounts receivable, net of allowances of $885 and $734	156,667	123,220
Income tax receivable	375	—
Inventories	82,919	75,046
Prepaid expenses and other current assets	5,473	4,547
Total current assets	261,227	227,802

Property and equipment, net of accumulated depreciation of $11,844 and $12,540	16,118	13,444
Intangible assets, net of accumulated amortization of $78,627 and $66,639	52,054	39,244
Deferred income tax assets	19,403	24,403
Goodwill	27,638	12,272
Other assets	1,571	3,426
Total assets	$378,011	$320,591

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,908	$96,472
Income tax payable	—	2,052
Sales returns liability	54,432	34,536
Accrued wages and wage related expenses	6,624	5,652
Accrued liabilities	13,723	8,168
Deferred revenue	—	315
Line of credit	—	23,475
Current portion of long-term debt, net of deferred loan costs of $0 and $141	—	13,922
Total current liabilities	155,687	184,592

Line of credit	58,363	—
Other long-term liabilities	5,470	—
Total liabilities	219,520	184,592
Commitments and contingencies (Note 13)

Stockholders' equity:
Common stock, $0.001 par value; 100,000 shares authorized; 34,457 and 34,104 shares issued	34	34
Treasury stock, 6,983 and 6,065 common shares, at cost	(49,733)	(37,637)
Additional paid-in capital	96,486	96,145
Accumulated other comprehensive loss	(1,410)	(348)
Retained earnings	113,114	77,805
	158,491	135,999
Total stockholders' equity
Total liabilities and stockholders' equity	$378,011	$320,591
See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017	2016

Net sales	$538,231	$519,495	$401,857
Cost of sales	352,358	350,497	274,255
Gross profit	185,873	168,998	127,602

Operating expenses:
Advertising and marketing	11,994	11,101	12,440
Selling, general and administrative	108,623	105,398	96,229
(Gain) loss on disputed mophie purchase price	—	(6,967)	24,317
Transaction costs	1,678	725	2,591
Impairment of intangible asset	—	1,959	—
Amortization of long-lived intangibles	11,882	12,047	13,385
Total operating expenses	134,177	124,263	148,962

Income (loss) from operations	51,696	44,735	(21,360)

Other income (expense):
Interest expense	(1,684)	(2,081)	(1,851)
Other (expense) income	(483)	698	(348)
Total other expense	(2,167)	(1,383)	(2,199)

Income (loss) before provision for income taxes	49,529	43,352	(23,559)

Income tax (provision) benefit	(10,340)	(28,252)	7,972

Net income (loss)	$39,189	$15,100	$(15,587)

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share	$1.40	$0.54	$(0.56)
Diluted earnings (loss) per share	$1.38	$0.53	$(0.56)
See accompanying notes to consolidated financial statements.

4

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands)

	For the Years Ended December 31,
	2018	2017	2016

Net income (loss)	$39,189	$15,100	$(15,587)

Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(1,062)	1,766	(517)
Total other comprehensive (loss) income	(1,062)	1,766	(517)

Comprehensive income (loss)	$38,127	$16,866	$(16,104)
See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity

Balances, December 31, 2015	33,219	$33	$88,983	$(1,597)	$(35,194)	$78,292	$130,517

Net loss	—	—	—	—	—	(15,587)	(15,587)
Other comprehensive loss	—	—	—	(517)	—	—	(517)

Purchase of 152 shares of treasury stock	—	—	—	—	(951)	—	(951)
Option exercises	21	—	—	—	—	—	—
Warrant exercises	7	—	54	—	—	—	54
Restricted stock release	589	1	—	—	—	—	1
Employee stock purchase plan release	4	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,830	—	—	—	3,830
Payment of withholding taxes on restricted stock units	—	—	(630)	—	—	—	(630)
Excess tax benefit related to share-based payments	—	—	545	—	—	—	545
Balances, December 31, 2016	33,840	$34	$92,782	$(2,114)	$(36,145)	$62,705	$117,262

Net income	—	—	—	—	—	15,100	15,100
Other comprehensive income	—	—	—	1,766	—	—	1,766

Purchase of 234 shares of treasury stock	—	—	—	—	(1,492)	—	(1,492)
Restricted stock release	262	—	—	—	—	—	—
Employee stock purchase plan release	2	—	29	—	—	—	29
Stock-based compensation expense	—	—	3,602	—	—	—	3,602
Payment of withholding taxes on restricted stock units	—	—	(268)	—	—	—	(268)
Balances, December 31, 2017	34,104	$34	$96,145	$(348)	$(37,637)	$77,805	$135,999
Cumulative effect of accounting change	—	—	—	—	—	(3,880)	(3,880)
Balances after cumulative effect of accounting change	34,104	$34	$96,145	$(348)	$(37,637)	$73,925	$132,119

Net income	—	—	—	—	—	39,189	39,189
Other comprehensive loss	—	—	—	(1,062)	—	—	(1,062)
Purchase of 918 shares of treasury stock	—	—	—	—	(12,096)	—	(12,096)
Restricted stock release	351	—	—	—	—	—	—
Employee stock purchase plan release	2	—	54	—	—	—	54
Stock-based compensation expense	—	—	3,009	—	—	—	3,009
Payment of withholding taxes on restricted stock units	—	—	(2,722)	—	—	—	(2,722)
Balances, December 31, 2018	34,457	$34	$96,486	$(1,410)	$(49,733)	$113,114	$158,491
See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016

Cash flows from operating activities:
Net income (loss)	$39,189	$15,100	$(15,587)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	3,009	3,602	3,830
Excess tax benefits related to share-based payments	—	—	(641)
Depreciation and amortization	18,288	21,889	22,271
Loss on disposal of property and equipment	38	34	—
Deferred income taxes (benefits)	4,992	14,168	(7,972)
Revaluation of deferred income taxes from U.S. tax reform	—	11,806	—
Amortization of deferred loan costs	191	263	202
Loss on modification of debt	243	—	—
Impairment of intangible asset	—	1,959	—
(Gain) loss on disputed mophie purchase price	—	(6,967)	24,317
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable, net	(33,119)	(38,093)	(11,587)
Inventories	(3,405)	(906)	(2,198)
Prepaid expenses and other current assets	1,192	(1,113)	422
Other assets	1,805	(928)	(330)
Accounts payable	(18,714)	10,677	14,094
Income taxes (payable) receivable	(3,827)	4,866	9,994
Accrued liabilities	747	(4,505)	2,836
Accrued wages and wage related expenses	990	(517)	1,819
Deferred revenue	—	42	246
Sales returns liability	13,889	3,719	(9,037)
Other	350	(1,022)	—
Net cash provided by operating activities	25,858	34,074	32,679

Cash flows from investing activities:
Purchase of property and equipment (net of business acquired)	(7,243)	(5,766)	(8,633)
Proceeds from disposal of equipment	25	29	—
Purchase of mophie, net of cash acquired	—	—	(74,743)
Purchase of BRAVEN	(4,451)	—	—
Purchase of Gear4, net of cash acquired	(28,351)	—	—
Net cash used in investing activities	(40,020)	(5,737)	(83,376)
See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016

Cash flows from financing activities:
Payment of debt issuance costs	(463)	(157)	(1,144)
Proceeds from revolving credit facility	358,980	434,826	336,391
Payments on revolving credit facility	(336,071)	(442,659)	(305,084)
Proceeds from term loan facility	—	—	25,000
Payments on term loan facility	(2,084)	(6,250)	(4,688)
Purchase of treasury stock	(12,096)	(1,492)	(951)
Payment of withholdings tax on restricted stock units	(2,722)	(268)	(630)
Proceeds from issuance of stock under employee stock purchase plan and exercise of warrants	54	29	54
Excess tax costs related to share-based payments	—	—	641
Net cash provided by (used in) financing activities	5,598	(15,971)	49,589

Effect of foreign currency exchange rates on cash and cash equivalents	(632)	1,019	(290)

Net (decrease) increase in cash and cash equivalents	(9,196)	13,385	(1,398)

Cash and cash equivalents at beginning of the period	24,989	11,604	13,002
Cash and cash equivalents at end of the period	$15,793	$24,989	$11,604

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,674	$1,776	$1,497
Cash paid (refunded) during the period for taxes, net	9,123	(2,174)	(9,521)

Supplemental schedule of noncash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$517	$492	$758
Purchase of mophie financed through contingent payments	—	—	12,139
Modification of debt that resulted in payment of existing term loan balance	11,991	—	—
Purchase of Gear4 through contingent payments and common stock	9,355	—	—
See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share data)
(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
ZAGG Inc and its subsidiaries (the “Company”) are innovation leaders in mobile tech accessories for smartphones and tablets. For over 10 years, the Company has developed creative product solutions that enhance and protect mobile devices for consumers around the world. The Company has an award-winning product portfolio that includes screen protection, power cases, power management, wireless charging, audio, mobile keyboards, protective cases, and other mobile accessories sold under the ZAGG, InvisibleShield, mophie, IFROGZ, BRAVEN, Gear4, and HALO brands.
In June 2011, the Company acquired IFROGZ, an audio company, which expanded its product lines beyond screen protection and keyboards.
In March 2016, the Company acquired mophie inc. (“mophie”), a leader in the power management and power case categories. This acquisition further diversified the Company's product lines into key growth product categories. The results of operations of mophie are included in the Company's results of operations beginning on March 3, 2016.
In July 2018, the Company acquired BRAVEN Audio (“BRAVEN”), a rugged Bluetooth speakers and earbuds provider, which offers a high quality audio experience for outdoor adventurers. This new product line and brand enables the Company to reach new markets and customer demographics. The results of operations of BRAVEN are included in the Company's results of operations beginning on July 20, 2018.
On November 30, 2018, the Company acquired Gear4 HK Limited (“Gear4”), one of the top selling smartphone case brands in the United Kingdom, for its stylish phone cases which are designed with D3O technology. D3O technology can provide incredible protection to smartphones and other electronic devices by using shock absorbing materials. The Company believe this acquisition will expand its product offering to better meet the needs of its smartphone consumers for innovative case protection. The results of operations of Gear4 are included in the Company's results of operations beginning on December 1, 2018.
In January 2019, the Company acquired Halo2Cloud, LLC (“HALO”), a leading direct-to-consumer accessories company with an extensive IP portfolio. HALO designs, develops and markets innovative technology products to make consumers' lives easier. This acquisition will enable the Company to enter new distribution channels, and to leverage new technology to enter into new consumer markets. The results of operations of HALO are not included in the Company's results of operations as the acquisition is a subsequent event to the consolidated financial statements.
Use of estimates
The preparation of consolidated financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods, with related disclosures of these amounts in the notes to the financial statements. Actual results could differ from those estimates. Significant items subject to such estimates include the valuation of inventory obsolescence, variable consideration related to revenue recognition, and the fair value estimates of assets acquired and liabilities assumed in business combinations. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate an adjustment is necessary.
Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Cash equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors as of December 31, 2018 and 2017 totaled $83 and $116, respectively. Cash equivalents as of December 31, 2018 and 2017 consisted primarily of money market fund investments and amounts receivable from credit card processors.
9

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
The following summarizes the activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2018, 2017, and 2016:

	For the Years Ended December 31,
	2018	2017	2016

Balance at beginning of year	$734	$824	$568
Additions charged to expense	312	339	599
Assumed in acquisition of mophie	—	—	91
Write-offs charged against the allowance	(151)	(444)	(430)
Foreign currency translation (loss) gain	(10)	15	(4)
Balance at end of year	$885	$734	$824
Inventories
Inventories, consisting primarily of finished goods and raw materials, are valued at the lower of cost, determined on a first in, first out basis, or net realizable value. Management performs periodic assessments to estimate realizable values and to determine existence of obsolete, slow moving, and non-saleable inventories, and records necessary write-downs in cost of sales to reduce such inventories to estimated net realizable value. Once established, the original cost of the inventory less the related inventory write down represents the new cost basis of such products.
Property and equipment
Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease.
Major additions and improvements are capitalized, while costs for minor replacements, maintenance and repairs that do not increase the useful life of an asset are expensed as incurred. Upon retirement or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts. The resulting gain or loss is reflected in selling, general and administrative expense in the consolidated statements of operations.
10

Goodwill
At least annually or when events and circumstances warrant an evaluation, the Company performs its impairment assessment of goodwill. This assessment permits an entity to initially perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the quantitative goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the impairment test for the reporting unit.
If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the impairment analysis is performed, which incorporates a fair-value based approach. The Company determines the fair value of its reporting units based on discounted cash flows and market approach analyses as considered necessary. The Company considers factors such as the economy, reduced expectations for future cash flows coupled with a decline in the market price of its stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit.
Intangible assets
Intangible assets include internet addresses, intellectual property, and acquired intangibles in connection with the acquisitions of IFROGZ, mophie, BRAVEN and Gear4, which include customer relationships, trade names, patents and technology, non-compete agreements, and other miscellaneous intangible assets.
Long-lived intangible assets are amortized over their estimated economic lives, using a straight-line or accelerated method consistent with the underlying expected future cash flows related to the specific intangible asset. Amortization expense is recorded within cost of sales or operating expense depending on the underlying intangible assets.
Impairment of long-lived assets
Long-lived assets, such as property and equipment and amortizing intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate over the remaining life in measuring whether the assets are recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. For the years ended December 31, 2018 and 2016, no impairment of long-lived assets were indicated and thus, no impairment charge was recorded. For the year ended December 31, 2017, the Company recognized an impairment charge of $1,959.
Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Revenue recognition
The Company adopted Accounting Standards Code Topic 606, “Revenue from Contracts with Customers” (“Topic 606”) with a date of initial application of January 1, 2018. As a result of this adoption, the Company has changed its accounting policy for revenue recognition. Revenue is measured based on the amount of consideration that is expected to be received by the Company for providing goods or services under a contract with a customer, which is initially estimated with pricing specified in the contract and adjusted primarily for sales returns, discounts and other credits at contract inception then updated each reporting period. The Company recognizes revenue when persuasive evidence of a contract with a customer exists and a performance obligation is identified and satisfied as the customer obtains control of the goods or services.
Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities. The Company typically only charges sales taxes in transactions with customers on the Company's web sites.
When the Company performs shipping and handling activities after the customer obtains control of the goods, the Company accounts for the costs as fulfillment costs, as allowed as an accounting policy election under Topic 606. For those instances where shipping occurs before the customer obtains control of the goods, the shipping costs are accounted for as fulfillment activities, as required by Topic 606.
Allowance for sales returns, warranties, and other credits
The Company's return policy allows end users and certain retailers rights to return purchased products. In addition, the Company generally provides the ultimate consumer a warranty for each product. Due to such policies, the Company’s contracts give rise to several types of variable consideration under Topic 606, including sales returns, warranty, and other credits. Certain customers receive credit-based incentives or credits, which are accounted for as variable consideration in the form of credit memos off future purchases from the Company. The Company estimates these amounts based on the expected amount to be provided to customers and reduces revenue accordingly for each transaction.
11

The Company estimates a reserve for sales returns, warranties, and other credits, and records the respective estimated reserve amounts as a sales return liability in the consolidated balance sheets, including a right to return asset included in prepaid expenses and other current assets in the consolidated balance sheets when a product is expected to be returned and resold. Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales returns, warranty claims, and other credits.
The following summarizes the activity in the Company’s sales return, warranty, and other credits liability for the years ended December 31, 2018, 2017, and 2016:

	For the Years Ended December 31,
	2018	2017	2016

Balance at beginning of year	$34,536	$30,720	$10,196
Cumulative effect of adoption of Topic 606	5,250	—	—
Additions charged to sales	149,930	90,018	92,868
Assumed in acquisition of mophie	—	—	29,584
Sales returns and warranty claims charged against reserve	(135,963)	(86,299)	(101,928)
Assumed in acquisition of Gear4	846	—	—
Foreign currency translation loss	(167)	97	—
Balance at end of year	$54,432	$34,536	$30,720
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
The Company has foreign subsidiaries that conduct or support its business outside the U.S. The Company’s intention before enactment of the Tax Cut and Jobs Act of 2017 (the “Tax Act”) was to permanently reinvest these earnings, thereby indefinitely postponing their remittance to the U.S. Internal Revenue Service. This will continue to be the Company’s intention. Foreign earnings will be taxed according to regulatory calculations in the period earned or eligible for a 100% dividends received deduction. One of the measures in the Tax Act was a mandatory deemed repatriation tax on the historical earnings and profits of certain U.S.-owned foreign corporations. The Company recognized and remitted the tax associated with the undistributed earnings and profits in the 2017 tax year of $368 (net of $221 of foreign tax credit).
Stock-based compensation
The Company recognizes stock-based compensation expense in its consolidated financial statements for restricted stock units granted to employees and directors. Equity-classified awards are measured at the grant date fair value of the award. The fair value of restricted stock units is measured on the grant date based on the quoted closing market price of the Company’s common stock. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. For those performance-based awards, the Company recognizes compensation expense on a straight-line basis based on management estimates of the extent to which the performance criteria are probable to be achieved. No compensation expense is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.
Advertising and marketing
General advertising is expensed as incurred. Advertising allowances provided to retailers are recorded as an expense at the time of the related sale if the Company receives an identifiable benefit in exchange for the consideration and has evidence of fair value for the advertising; otherwise, the allowance is recorded as a reduction of revenue. Advertising expenses for the years ended December 31, 2018, 2017, and 2016 were $11,994, $11,101, and $12,440, respectively.
12

Foreign currency translation and transactions
The Company’s primary operations are at the parent level which uses U.S. dollars (“USD”) as its functional currency. The Euro is the functional currency of the Company’s subsidiary in Ireland, while the Renminbi is the functional currency of the Company’s subsidiary in China. Accordingly, assets and liabilities for these subsidiaries are translated into USD using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the periods. Gains and losses from these translations are recorded as a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included as a component of other (expense) income in the consolidated statements of operations and totaled $(360), $590, and $(144) for the years ended December 31, 2018, 2017, and 2016, respectively.
Earnings (loss) per share
Basic earnings (loss) per common share excludes dilution and is computed by dividing net income (loss) attributable to stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if restricted stock units or other common stock equivalents were released, exercised or otherwise converted into common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method.
The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the years ended December 31, 2018, 2017, and 2016:

	For the Years Ended December 31,
	2018	2017	2016

Net (loss) income	$39,189	$15,100	$(15,587)
Weighted average shares outstanding:
Basic	28,064	27,996	28,006
Dilutive effect of restricted stock units	436	411	—
Diluted weighted average shares outstanding	28,500	28,407	28,006
Earnings (loss) per share:
Basic	$1.40	$0.54	$(0.56)
Dilutive	$1.38	$0.53	$(0.56)
For the years ended December 31, 2018, 2017, and 2016, restricted stock units to purchase 144, 19, and 815 shares of common stock, respectively, were not considered in calculating diluted earnings (loss) per share because the effect would be anti-dilutive.
Business combinations
The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. The Company has engaged an independent third-party valuation firm to assist in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased classes of intangible assets recorded by the Company include customer relationships, trade names, patents and technology, non-compete agreements, and other miscellaneous intangible assets. The fair values assigned to the identified intangible assets are discussed in Note 6 to the consolidated financial statements.
Significant estimates in valuing certain intangible assets include but are not limited to: future expected cash flows related to each individual asset, market position of the trade names and assumptions about cash flow savings from the trade names, determination of useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and thus, actual results may differ from estimates.
Segment reporting
The Company is in the process of consolidating a number of processes and functions from the acquired businesses, including the merging of several of the recently acquired entities' enterprise resource planning (“ERP”) systems into the Company’s ERP system. In addition, global functional teams are directly managed by an executive from the corporate headquarters. These merged functional areas include the following: sales, marketing, product management, product development, operations, customer service, accounting, finance, legal, human resources, and IT. As the Company has continued to evolve as a mobile lifestyle company, the information regularly reviewed by the chief operating decision maker is at the consolidated level for all types of products and services generated by the Company, including relevant sales and budget reviews. Management has evaluated its reportable segments and concluded that the Company is a single reportable segment.
13

Reclassification of prior year presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on reported results of operations. A reclassification has been made with a $2,347 reduction to accrued liabilities and a $2,347 increase to sales returns liabilities, both reported as current liabilities.
Recent accounting pronouncements
Adopted accounting pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“Topic 606”). Topic 606 includes a five-step process by which entities recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services. Topic 606 also requires enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted Topic 606 on January 1, 2018, using the modified retrospective approach, with the cumulative effect of initially adopting the new standard recognized in retained earnings at the date of adoption. Therefore, the prior period comparative information was not adjusted and continues to be reported under ASC Topic 605, “Revenue Recognition” (“Topic 605”). See Note 2 for further details.
Issued accounting pronouncements not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“Topic 842”), which modifies the accounting for leases, intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. Topic 842 will require entities to recognize a liability for their lease obligations and a corresponding recognition of right-of-use (“ROU”) assets over the lease term. Lease obligations are to be measured at their present value and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For financing leases, the leased asset is depreciated on a straight-line basis and depreciation expense is recorded separately from the interest expense in the statements of operations, resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. Topic 842 requires that assets and liabilities be presented or disclosed separately, and requires additional disclosure of certain qualitative and quantitative information related to these lease agreements. Topic 842 is effective for annual and interim periods beginning after December 15, 2018. In addition, in July 2018, the FASB issued ASU No. 2018-11 “Targeted Improvements” to provide an additional transition method whereby entities are allowed to initially apply Topic 842 by adjusting equity at the adoption date as compared to the beginning of the earliest period presented, and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. The Company plans to adopt the standard using the modified retrospective approach beginning January 1, 2019. The Company expects to elect the package of practical expedients upon adoption, which allows for the application of the standard solely to the transition period in 2019 but does not require application to prior fiscal comparative periods presented.
In preparation for adoption of Topic 842, the Company has been updating the accounting policy, and implementing internal controls and key functionality to enable the preparation of financial information. The Company expects that Topic 842 will have a material impact on its consolidated balance sheets due to recognition of additional lease liabilities based on the present value of the remaining minimum rental payments for lease components, with corresponding ROU assets, for its operating leases. The financial impact has an estimated range of approximately $10,000 to $15,000 upon the adoption of Topic 842. The Company does not expect the adoption to have a material impact on the consolidated statement of operations or the beginning balance of retained earnings. In addition, the Company currently expects to elect, as an accounting policy, not to recognize lease liabilities and ROU assets for short-term leases that have a lease term of 12 months or less. Adoption of Topic 842 will also expand the Company's disclosure related to its leasing activities.
(2) REVENUE
Adoption of Topic 606
The adoption of Topic 606 resulted in an increase in accounts receivable of $115; an increase in prepaid expenses and other current assets of $1,255 for the recognition of the right of return assets; an increase in sales return liability of $5,250 for the recognition of the sales returns liability on a gross basis and for the change in estimating refund liabilities under Topic 606; an increase in accrued liabilities of $314; a decrease in deferred revenue of $314; and a decrease of $3,880 in retained earnings as a cumulative effect of adoption. The largest driver of changes for the adoption of Topic 606 was the change in estimate for price concessions offered to end customers. Under Topic 605, price concessions to end customers were recognized when such incentives were explicitly offered to the end customer, whereas under Topic 606 such incentives are estimated and recorded at the time of the sale of products to the Company’s customers.
14

The accounts that changed under Topic 606 for the consolidated balance sheet as of December 31, 2018 are as follows:

	Reported as of December 31, 2018	Adjustments as of December 31, 2018	Balances Without Adoption of Topic 606 as of December 31, 2018

Consolidated balance sheet changes:
Accounts receivable, net of allowances	$156,667	$(49)	$156,618
Prepaid expenses and other current assets	5,473	(999)	4,474
Sales returns liability	54,432	(9,159)	45,273
Accrued liabilities	13,723	(96)	13,627
Deferred revenue	—	96	96
Retained earnings	113,114	8,111	121,225
The accounts that changed under Topic 606 for the consolidated statement of operations for the year ended December 31, 2018 are as follows:

	Reported for the Year Ended December 31, 2018	Adjustments for the Year Ended December 31, 2018	Amounts Without Adoption of Topic 606 for the Year Ended December 31, 2018

Consolidated statement of operations changes:
Net sales	$538,231	$8,127	$546,358
Cost of sales	352,358	16	352,374
Performance Obligations
The Company’s revenue is derived from sales of device accessories, including screen protection, power cases, power management, wireless charging, personal audio, mobile keyboards and protective cases; through its indirect channel, including retailers, distributors, and franchisees; and through its direct channel, including websites, www.ZAGG.com, www.mophie.com, and www.Gear4.com, corporate-owned and franchise-owned mall kiosks, cellphone repair stores, and Company-branded stores. Such sales mostly contain promises to transfer manufactured products to customers, and in limited arrangement to provide services to customers, in which judgment is required to determine whether such promises are considered distinct performance obligations and should be accounted separately or combined into a single performance obligation. The majority of the products sold by the Company are considered distinct on their own and accounted for separately. Warranties provided to customers are considered as assurance-type warranties under Topic 606 due to the fact that such warranties primarily provide exchange of products for repair and do not offer additional services to the customers and consequently, they are not accounted in separate performance obligations but combined with the promised products sold into a single performance obligation.
Revenue Recognition
When determining the transaction price, or in other words, the amount of revenue to be recognized, transaction price is based on the observable standalone selling prices charged to customers that are mutually agreed upon by both parties before any orders are authorized, reduced by estimated sales returns and discounts, which are considered as variable consideration under Topic 606. To estimate the amount of variable consideration for revenue adjustment, the Company uses the expected value method with inputs from a portfolio of data where significant judgment is applied. As concluded above, majority of products sold or services provided is either determined as a separate performance obligation or to be combined into a single performance obligation and therefore, no allocation of revenue across several performance obligations is required.
For substantially all of the Company's sales, the performance obligations are satisfied and revenues are recognized at a point in time when control of the products is transferred to customers, which generally occurs upon delivery to customers or to shipping carriers. Specifically, the Company's standard shipping terms for product sales are free on board (“FOB”) shipping point at which the Company recognizes revenues when the products are shipped. However, for certain customers, the contractual shipping terms are FOB destination in which revenues are recognized when the products are delivered as control is transferred to customers at such point.
The payment terms for the Company's customers vary by sales channels in which the products are sold. For products sold through the Company's direct channel, customers typically pay in full at a point of sale. For products sold through indirect channel and franchisees, customers are extended credit that have terms which are less than six months.
15

Promotional products given to customers or potential customers are recognized as a cost of sales. Cash incentives provided to the Company's customers are recognized as a reduction of the related sale price and, therefore are a reduction in revenues.
Disaggregation of Revenue from Contracts with Customers
In the following tables, revenue from contracts with customers are disaggregated by key product lines, key distribution channels, and key geographic regions.
The percentage of net sales related to the Company’s key product lines for the years ended December 31, 2018, 2017, and 2016, was approximately as follows:

	For the Years Ended December 31,
	2018	2017	2016

Screen protection	57%	48%	54%
Power management	26%	26%	15%
Power cases	6%	15%	15%
Audio	5%	5%	6%
Keyboards	5%	5%	9%
Other	1%	1%	1%
The percentage of net sales related to the Company’s key distribution channels for the years ended December 31, 2018, 2017, and 2016, was approximately as follows:

	For the Years Ended December 31,
	2018	2017	2016

Indirect channel	88%	89%	87%
Website	8%	8%	9%
Franchisees	4%	3%	4%
The percentage of net sales related to the Company’s key geographic regions for the years ended December 31, 2018, 2017, and 2016, was approximately as follows:

	For the Years Ended December 31,
	2018	2017	2016

United States	84%	84%	88%
Europe	9%	9%	7%
Other	7%	7%	5%
Contract Balances
16

Timing of revenue recognition may differ from timing of invoicing to customers or timing of consideration received. The following table provides information about receivables, right of return assets, contract liabilities, refund liabilities, and warranty liabilities from the Company's contracts with customers as of December 31, 2018:

December 31, 2018

Receivables, which comprises the balance in accounts receivable, net of allowances	$156,667
Right of return assets, which are included in prepaid expenses and other current assets	999
Refund liabilities, which are included in sales return liability	49,786
Warranty liabilities, which are included in sales return liability	4,646
Contract liabilities, which are included in accrued liabilities	96
The current balance of the right of return assets is the estimated amount of inventory to be returned that is expected to be resold. The current balance of refund liabilities is the expected amount of estimated sales returns, discounts and other credits from sales that have occurred. The current balance of warranty liabilities is the expected amount of warranty claim returns from sales that have occurred. The current balance of contract liabilities primarily relates to the advance consideration received from customers for products for which transfer of control has not yet occurred and therefore, revenue is deferred and will be recognized when the transfer of control has been completed.
The following summarizes the activities in the Company’s warranty liabilities for the year ended December 31, 2018:

Balance at beginning of year	$4,189
Additions	14,292
Warranty claims charged	(13,836)
Foreign currency translation gain	1
Balance at end of year	$4,646
Practical Expedients and Policy Elections
The Company applies the following practical expedients in its application of Topic 606:
•The Company does not adjust the transaction price for significant financing components for periods less than one year;
•The Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. These costs are included in selling, general, and administrative expenses;
•The Company recognizes the cost for shipping and handling as a fulfillment activity after control over products have transferred to the customer. For product sales, the standard shipping terms are FOB shipping point under which revenue is recorded when the product is shipped, net of estimated returns and discounts. Shipping and handling costs are included in cost of sales; and
•The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.
(3) INVENTORIES
Inventory consisted of the following components as of December 31, 2018 and 2017:

	December 31,
	2018	2017

Finished goods	$81,397	$74,734
Raw materials	1,522	312
Total inventories	$82,919	$75,046
Included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers as of December 31, 2018 and 2017 of $382 and $1,906, respectively.
17

(4) PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following as of December 31, 2018 and 2017:

		December 31,
	Useful Lives	2018	2017

Computer equipment and software	3 to 5 years	$2,180	$2,163
Equipment and molds	3 to 10 years	13,662	12,395
Furniture and fixtures	7 years	1,904	1,824
Automobiles	5 years	85	126
Building and improvements	40 years	2,486	3,332
Leasehold improvements	1 to 5 years	7,320	5,819
Land		325	325
Property and equipment, gross		27,962	25,984

Less accumulated depreciation and amortization		(11,844)	(12,540)
Property and equipment, net		$16,118	$13,444
For the years ended December 31, 2018, 2017, and 2016, depreciation expenses were $6,293, $9,727, and $8,776, respectively, which were included as a component of selling, general and administrative expense in the consolidated statements of operations.
(5) GOODWILL AND INTANGIBLE ASSETS
Goodwill
During the year ended December 31, 2018, goodwill increased in connection with the BRAVEN and Gear4 acquisitions. The following table summarizes the changes in goodwill during 2018:

Balance as of December 31, 2017	$12,272
Increase in connection with BRAVEN acquisition	298
Increase in connection with Gear4 acquisition	15,068
Balance as of December 31, 2018	$27,638
There was no change in goodwill during the year ended December 31, 2017. The Company noted no impairment of goodwill for the years ended December 31, 2018 and 2017.
Long-lived Intangibles
The following tables reflect the gross carrying amount and accumulated amortization of the Company's long-lived intangible assets, net for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31, 2018
	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$49,700	$11,186	$(45,326)	$15,560	7.6 years
Trade names	31,269	12,518	(16,799)	26,988	9.9 years
Patents and technology	18,451	872	(10,600)	8,723	8.0 years
Non-compete agreements	5,896	—	(5,118)	778	4.9 years
Other	567	222	(784)	5	1.8 years
Total amortizable assets	$105,883	$24,798	$(78,627)	$52,054	8.3 years

18

	For the Year Ended December 31, 2017
	Gross Carrying Amount	Impairments	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$49,700	$—	$(40,441)	$9,259	7.5 years
Trade names	31,269	—	(13,415)	17,854	9.8 years
Patents and technology	21,228	(2,777)	(7,470)	10,981	8.8 years
Non-compete agreements	5,896	—	(4,759)	1,137	4.9 years
Other	567	—	(554)	13	2.4 years
Total amortizable assets	$108,660	$(2,777)	$(66,639)	$39,244	8.2 years
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
Customer relationships, trade names, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful lives, which results in accelerated amortization. The remaining long-lived intangible assets are amortized using the straight-line method over their estimated useful life. For the years ended December 31, 2018, 2017, and 2016, amortization expenses were $11,988, $12,159, and $13,495, respectively, which were primarily recorded as a component of operating expenses; however, amortization expenses related to acquired technology for the years ended December 31, 2018, 2017, and 2016 of $106, $112, and $110, respectively, were recorded as a component of cost of sales in the consolidated statements of operations.
Estimated future amortization expense for long-lived intangibles is as follows:

2019	$13,395
2020	10,447
2021	7,534
2022	5,748
2023	4,773
Thereafter	10,157
Total	$52,054

(6) ACQUISITIONS
Acquisition of Gear4
On November 30, 2018 (the “Gear4 Acquisition Date”), Patriot Corporation Unlimited Company, an entity registered and incorporated in Ireland and a wholly-owned subsidiary of the Company, entered into a share purchase agreement (the “Purchase Agreement”) with STRAX Holding GmbH, an entity registered and incorporated in Germany (“STRAX”), and Gear4 HK Limited, an entity registered and incorporated in Hong Kong and a wholly-owned subsidiary of STRAX (“Gear4”), to acquire from STRAX all of the issued and outstanding equity securities of Gear4 (the “Gear4 Acquisition”). With its expansive global distribution channels, the Company believes that the Gear4 Acquisition will strengthen its case product profile to drive increased sales and profitability.
The purchase consideration for the Gear4 Acquisition was $32,200 in cash, 638 shares of the Company's common stock valued at $6,001, and contingent consideration estimated at $1,629 (the “Gear4 Earnout Consideration”). The initial purchase price was subject to adjustment based on the results of Gear4's net sales as defined in the Purchase Agreement for the year ended December 31, 2018. The Gear4 Earnout Consideration is recorded in other long-term liabilities in the consolidated balance sheets.
As agreed in the Purchase Agreement, cash consideration of $1,725 and 225 shares of the Company's common stock valued at $2,116 was retained by the Company and will be held by the Company for 18 months following the Gear4 Acquisition Date as security for STRAX's indemnification obligations. The $3,841 retained by the Company that is due to STRAX is recorded in other long-term liabilities in the consolidated balance sheets.
19

The following summarizes the components of the purchase consideration for Gear4:

Cash consideration	$32,200
Company common stock	6,001
Contingent consideration	1,629
Total purchase price	$39,830
STRAX is also entitled to the Gear4 Earnout Consideration from the Company if the Gear4 net sales as reported in audited financial statements for the year ended December 31, 2019, reported under U.S. GAAP, exceeds certain targets. Specifically, if the Gear4's net sales as reported under U.S. GAAP for the year ended December 31, 2019 are equal to or exceed $60,000 but less than $90,000, STRAX is entitled to $5,000. If the Gear4's net sales for the year ended December 31, 2019 are equal to or exceed $90,000, STRAX is entitled to $10,000. The maximum amount to be paid out under the Gear4 Earnout Consideration would be $10,000.
The total purchase price of $39,830 was allocated to identifiable assets acquired and liabilities assumed based on their respective fair values. The excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill.
The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed as of the Gear4 Acquisition Date:

Cash	$2,124
Accounts receivable (gross contractual receivables of $203)	104
Prepaids and other current assets	671
Inventory	2,831
Inventory step-up	96
Property and equipment	1,427
Amortizable identifiable intangible assets	23,024
Goodwill	15,068
Accounts payable	(2,584)
Accrued liabilities	(773)
Sales return liability	(932)
Taxes payable	(1,226)
Total	$39,830
Identifiable Intangible Assets
Classes of acquired intangible assets include trade names, customer relationships, and backlog. The fair value of the identifiable intangible assets was determined using the income valuation method. For assets valued under the income approach, the estimate of the present value of expected future cash flows for each identifiable asset was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical data adjusted based on the Company’s historical experience and the expectations of market participants. The amounts assigned to each class of intangible asset and the related weighted average amortization periods are as follows:

	Intangible Asset Class	Weighted Average Amortization Period

Trade names	$11,617	10 years
Customer relationships	11,186	8 years
Backlog	221	1 month
Total	$23,024
Goodwill
Goodwill represents the excess of the Gear4 purchase price over the fair value of the assets acquired and liabilities assumed. The Company believes that the primary factors supporting the amount of the goodwill recognized are the significant growth opportunities and expected synergies of the combined entity.
20

Results of Operations
The results of operations of Gear4 were included in the Company's results of operations beginning on December 1, 2018. For Gear4's results of operations from December 1, 2018 through December 31, 2018, Gear4 generated net sales of $2,955 and had a net income before tax of $1,814.
Pro Forma Results of Operations (unaudited)
The following unaudited pro-forma results of operations for the years ended December 31, 2018, and 2017 give pro forma effect as if the acquisition of Gear4 and the related borrowings used to finance the acquisition had occurred on January 1, 2017, after giving effect to certain adjustments including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

	For the Years Ended December 31,
	2018	2017

Net sales	$568,802	$544,097
Net income	$35,218	$24,745
Basic earnings per share	$1.25	$0.88
Diluted earnings per share	$1.24	$0.87
The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of January 1, 2017. Furthermore, such unaudited pro forma information is not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.
For the years ended December 31, 2018 and 2017, pro forma net income includes pro forma amortization expense of $2,956 and $4,217, respectively. In addition, the Company included interest from the amended credit facility and amortization of debt issuance costs for the years ended December 31, 2018 and 2017 of $1,588 and $1,732, respectively. Pro forma net income for the year ended December 31, 2018 was adjusted to exclude non-recurring items including acquisition-related costs of $595 and the expensing of the fair value adjustment to inventory of $16. Pro forma net income for the year ended December 31, 2017 was adjusted to include acquisition-related costs of $595 and amortization related to the fair value adjustment to inventory of $96.
The unaudited pro forma results do not reflect events that either have occurred or may occur after the Gear4 Acquisition, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods.
As part of the Gear4 Acquisition, the Company incurred legal, accounting, investment banking and other due diligence fees that were expensed when incurred. Total fees incurred related to the Gear4 Acquisition for the year ended December 31, 2018 was $595 which was included as a component of operating expenses on the consolidated statements of operations.
In connection with the Gear4 Acquisition, the Company amended its existing credit facility to fund the transaction. See Note 9 for detail of the amendment.
Acquisition of BRAVEN
On July 20, 2018 (the “BRAVEN Acquisition Date”), ZAGG Amplified, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, completed its acquisition (the “BRAVEN Acquisition”) of BRAVEN Audio (“BRAVEN”) pursuant to the terms of an asset purchase agreement with Incipio LLC. In connection with the BRAVEN Acquisition, the Company acquired accounts receivable, inventory, property and equipment, intellectual property, a product and engineering team, and certain other assets as well as assumed certain liabilities for cash consideration of $4,451.
BRAVEN products include rugged Bluetooth speakers and earbuds, which are expected to expand the Company's product profile and markets.
The purchase price of $4,451 was allocated to identifiable assets acquired and liabilities assumed based on their respective fair values. The excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill.
21

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed as of BRAVEN Acquisition Date:

Accounts receivable (gross contractual receivables of $650)	$650
Inventory	2,141
Inventory step-up	179
Property and equipment	368
Amortizable identifiable intangible assets	1,774
Goodwill	298
Accounts payable	(959)
Total	$4,451
Identifiable Intangible Assets
Classes of acquired intangible assets include patents and technology, trade names, and backlog. The fair value of the identifiable intangible assets was determined using various valuation methods, including the income approach. For assets valued under the income approach, the estimate of the present value of expected future cash flows for each identifiable asset was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical data adjusted based on the Company’s historical experience and the expectations of market participants. The amounts assigned to each class of intangible asset and the related weighted average amortization periods are as follows:

	Intangible Asset Class	Weighted Average Amortization Period

Patents and technology	$872	3.1 years
Trade names	901	10 years
Backlog	1	6 months
Total	$1,774
Goodwill
Goodwill represents the excess of the BRAVEN purchase price over the fair value of the assets acquired and liabilities assumed. The Company believes that the primary factors supporting the amount of the goodwill recognized are the engineering team, significant growth opportunities, and expected synergies of the combined entity.
Results of Operations
The results of operations of BRAVEN were included in the Company's results of operations beginning on July 20, 2018. For BRAVEN's results of operations from July 20, 2018 through December 31, 2018, BRAVEN generated net sales of $2,421 and had a net loss before tax of $2,788.
As part of the BRAVEN Acquisition, the Company incurred legal, accounting, and other due diligence fees that were expensed when incurred. Total fees related to the BRAVEN acquisition for the year ended December 31, 2018 was $60, which was included as a component of operating expenses on the consolidated statements of operations.
(7) INCOME TAXES
Income (loss) from operations before taxes for the years ended December 31, 2018, 2017, and 2016, consisted of the following:

	For the Years Ended December 31,
	2018	2017	2016

U.S. operations	$44,236	$37,850	$(22,220)
Foreign operations	5,293	5,502	(1,339)
Total	$49,529	$43,352	$(23,559)

22

Income tax (provision) benefit components for the years ended December 31, 2018, 2017, and 2016, consisted of the following:

	For the Years Ended December 31,
	2018	2017	2016

Current (provision) benefit:
Federal	$(1,922)	$(779)	$(89)
State	(2,810)	(532)	138
Foreign	(617)	(786)	(31)
Total current (provision) benefit	(5,349)	(2,097)	18
Deferred (provision) benefit:
Federal	(5,296)	(25,919)	7,612
State	184	(345)	342
Foreign	121	109	—
Total deferred (provision) benefit	(4,991)	(26,155)	7,954
Total (provision) benefit	$(10,340)	$(28,252)	$7,972
The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes for the years ended December 31, 2018, 2017, and 2016:

	For the Years Ended December 31,
	2018	2017	2016

Tax at statutory rate (21% for 2018, 35% for 2017 and 2016)	$(10,401)	$(15,173)	$8,246
State tax, net of federal tax benefit	(2,830)	(1,217)	1,041
Non-deductible expense and other	(300)	(830)	333
Restricted stock awards	833	(831)	—
Foreign tax rate differential	615	1,248	(491)
GILTI	(299)	—	—
Mandatory repatriation of foreign earnings	—	(547)	—
Return to provision adjustment	778	(212)	(36)
Reserve related to unrecognized tax benefits	598	107	(452)
Interest and penalties	(6)	(1)	(14)
Effect of federal rate change	—	(11,806)	—
Effect of state rate changes, net of federal tax benefit	732	1,010	(655)
Change in valuation allowance	(60)	—	—
Total reconciliation amount	$(10,340)	$(28,252)	$7,972

23

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2018 and 2017, are as follows:

	December 31,
	2018	2017

Deferred tax assets:
Allowance for doubtful accounts	$141	$146
Property and equipment	145	396
Deferred revenue	—	11
Inventories	4,672	7,265
Stock-based compensation	562	790
Sales returns accrual	5,058	4,343
Acquisition costs, net of amortization	107	116
Intangible assets	4,087	2,230
Goodwill	926	1,009
HzO investment	1,048	1,007
Capital loss carry-over	191	184
Net operating loss carryforward	19	3,338
Federal and state credit carryforwards	2,070	3,440
Other liabilities	1,894	1,586
Total gross deferred tax assets	20,920	25,861
Valuation allowance	(1,517)	(1,458)
Total deferred tax assets	$19,403	$24,403
The Company recorded a full valuation allowance against a deferred tax asset generated by capital losses on its investment in HzO. HzO is a development stage enterprise and given current operations and uncertainty of future profitability, management has determined that it is more likely than not that the deferred tax asset will not be realizable. Given this, a full valuation allowance at December 31, 2018 and 2017 of $1,048 and $1,007, respectively, has been recorded against this deferred tax asset. In addition, at December 31, 2018 and 2017, the Company recorded a full valuation allowance against deferred tax assets resulting from capital loss carry-overs of $191 and $184, respectively, as the Company determined that it was unlikely the capital loss carry-overs would be utilized. Additionally, a valuation allowance of $278 and $267 as of December 31, 2018 and 2017, respectively, were recorded on California research and development credit carryforwards that were added upon the acquisition of mophie for the year ended December 31, 2017.
As of December 31, 2018, the Company had federal net operating loss carryforward of approximately $90, which may be used to offset future taxable income.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets, the Company considers all available positive and negative evidence, including but not limited to scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Additionally, we consider historical performance in our evaluation of the realizability of deferred tax assets, specifically, three years of cumulative operating income. Weighing both the positive and negative evidence, management concludes no additional valuation allowance needs to be recorded at December 31, 2018. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Moreover, historical data provides evidence of sustained profitability.
The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2018 and prior years as the Company considers these earnings to be permanently reinvested. Cash held by foreign entities that is considered permanently re-invested totaled $14,271 as of December 31, 2018. There were earnings and profits that resided in the Company’s foreign operations that were repatriated under recent U.S. tax reform; the impact of this repatriation was included in the provision and U.S. tax return for the year ended December 31, 2017. The Company considers these funds permanently re-invested.
24

The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. As of December 31, 2018 and 2017, the Company recorded a tax contingency of $1,398 and $2,278, respectively. The tax contingencies are primarily related to the Company's global tax strategy, certain transactions in foreign jurisdictions in prior periods, and research and development credits taken for federal and state purposes. Another component of the tax contingency relates to the mophie acquisition which relate to research and development credits taken for federal and state purposes. The tax contingencies, on a gross basis, are reconciled in the table below:

	December 31,
	2018	2017

Unrecognized tax benefits, as of January 1	$2,278	$2,230
Gross increases (decreases) – tax positions in current period	27	444
Gross increases (decreases) – prior year tax positions	—	58
Gross increases (decreases) – lapse of statute	(907)	(454)
Total benefit	$1,398	$2,278
As of December 31, 2018, the Company's liability related to unrecognized tax benefits was $1,398 of which $1,398 would impact the Company’s effective tax rate if recognized.
(8) FAIR VALUE MEASUREMENTS
At December 31, 2018 and 2017, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and a line of credit. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these financial instruments. The carrying value of the debt balances approximate fair value because the variable interest rates reflect current market rates.
(9) DEBT AND LINE OF CREDIT
Long-term debt, net as of December 31, 2018 and 2017, was as follows:

	December 31,
	2018		2017
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate

2016 Credit and Security Agreement
2016 Revolver	$—		$23,475	3.30%
2016 Term Loan, net of deferred loan costs of $0 and $141	—		13,922	3.38%

2018 Credit and Security Agreement
2018 Revolver	58,363	4.03%	—
Total debt outstanding	58,363		37,397
Current portion of total debt outstanding, net of deferred loan costs of $0 and $141	—		37,397
Total long-term debt outstanding	$58,363		$—

25

2018 Credit and Security Agreement
On April 12, 2018, the Company entered into an amended and restated credit and security agreement (the “2018 Credit and Security Agreement”) with KeyBank National Association (“KeyBank”), as administrative agent, Swing Line Lender and Issuing Lender, KeyBanc Capital Markets Inc., as sole lead arranger and sole book runner, and other members of the lender group, which was subsequently amended by a first amendment agreement dated as of November 28, 2018 (as amended, the “2018 Credit and Security Agreement”).
The 2018 Credit and Security Agreement consists of an $125,000 (“Maximum Revolver Amount”) secured revolving credit facility (the “2018 Revolver”), which is not subject to borrowing base limitations. In addition, at the Company’s option, up to $40,000 of the 2018 Revolver may be made available for the issuance of letters of credit. Proceeds from the 2018 Revolver were used to fully retire the 2016 Term Loan and thus, the 2018 Revolver is the only credit instrument effective April 12, 2018. As of December 31, 2018, no letters of credit were issued and $40,000 was available to be issued for letters of credit.
The 2018 Revolver initially bears interest at an annual rate, at the Company’s option, of (i) the base rate (as defined in the 2018 Credit and Security Agreement) plus a margin of 0.250% to 1.375% based on the prior quarter-end Leverage Ratio or (ii) the Eurodollar Rate (as defined in the 2018 Credit and Security Agreement) plus a margin of 1.250% to 2.375% based on the prior quarter-end Leverage Ratio. The 2018 Revolver matures April 11, 2023, subject to early termination in the event of default.
In addition, the Company is required to pay a monthly Applicable Commitment Fee Rate (as defined in the 2018 Credit and Security Agreement) that can fluctuate between 0.175% and 0.275% based on the Leverage Ratio (as defined in the 2018 Credit and Security Agreement). The commitment fee is calculated monthly using the Maximum Revolving Amount (as defined in the 2018 Credit and Security Agreement) at the end of each calendar month, minus the Revolving Credit Exposure (exclusive of the Swing Line Exposure) (each as defined in the 2018 Credit and Security Agreement) at the end of such day, multiplied by the Applicable Commitment Fee Rate in effect on such day divided by three hundred sixty (360). The monthly commitment fee is payable quarterly in arrears, commencing on July 1, 2018 and continuing on each regularly scheduled payment date thereafter.
The 2018 Credit and Security Agreement contains customary representations and warranties and restrictive covenants. The 2018 Credit and Security Agreement also contains affirmative and negative covenants requiring, among other things, the Company to meet certain financial ratio tests and to provide certain information to the lenders. The 2018 Credit and Security Agreement also includes financial maintenance covenants that require compliance with a Leverage Ratio and a Fixed Charge Coverage Ratio (both defined in the 2018 Credit and Security Agreement), tested at the end of each fiscal quarter commencing with the three months ended June 30, 2018.
The 2018 Credit and Security Agreement also contains customary events of default. If an event of default occurs, the lenders under the 2018 Credit and Security Agreement would be entitled to take various actions, including the acceleration of amounts due thereunder and all other actions permitted to be taken by a secured creditor.
As part of the 2018 Credit and Security Agreement, the lockbox arrangement requirement in the 2016 Credit and Security Agreement was terminated and thus, the Company now has full control of cash upon receipt from customers. With the lockbox arrangement in the 2016 Credit and Security Agreement, amounts outstanding under the 2016 Revolver were classified as a current liability because cash receipts were required to be automatically swept against the 2016 Revolver. As the 2018 Credit and Security Agreement does not have a lockbox arrangement and the 2018 Revolver does not mature until 2023, the 2018 Revolver is classified as a noncurrent liability.
The Company incurred a loss of $243 of deferred loan costs written off for the retirement of the 2016 Credit and Security Agreement as of the 2018 Credit and Security Agreement effective date. In conjunction with the $521 previously capitalized deferred loan cost carried over from the 2016 Credit and Security Agreement, the Company capitalized $294 debt issuance costs for the 2018 Credit and Security Agreement and $170 debt issuance costs for the First Amendment, totaling a new beginning balance of $985 for deferred loan costs, with $865 remaining as of December 31, 2018 to be amortized which is included in other assets in the condensed consolidated balance sheets.
The weighted average interest rate of the secured revolving credit facilities were approximately 4.03% and 3.30% per annum as of December 31, 2018 and December 31, 2017, respectively. The weighted average interest rate of the 2016 Term Loan was 3.38% and the effective rate was 3.01% as of December 31, 2017. Contractual future payments under the 2018 Credit and Security Agreement are $58,363 from the 2018 Revolver, which will be due in 2023.
26

2016 Credit and Security Agreement
On March 3, 2016, the Company entered into a credit and security agreement (the “2016 Credit and Security Agreement”) with KeyBank as the administrative agent, with KeyBanc Capital Markets Inc., JP Morgan Chase Bank, N.A. (“JP Morgan”) and ZB, N.A., dba Zions First National Bank (“Zions”) as lenders. The 2016 Credit and Security Agreement provided an $85,000 revolving credit commitment (“2016 Revolver”). All borrowings under the 2016 Revolver were subject to a borrowing base limit, which was calculated from outstanding accounts receivable and inventory, and reported to the administrative agent at least monthly. Interest on the 2016 Revolver accrued at the base rate plus 0.5% or the London Interbank Offered Rate (“LIBOR”) plus 1.5%. The 2016 Revolver was subject to an unused line fee calculated as 0.2% multiplied by the average unused amount of the 2016 Revolver.
The 2016 Credit and Security Agreement also provided (1) a $25,000 term loan commitment (“2016 Term Loan”), with interest accrued at the base rate plus 1.00% or at a rate of LIBOR plus 2.00%; (2) letters of credit with a fronting fee of 0.125% (paid per annum) for all issued and outstanding letters of credit; and (3) a lockbox and cash collateral account that was maintained with KeyBank. As of December 31, 2017, the effective rate on the 2016 Term Loan was 3.01%.
In connection with the establishment of the 2016 Credit and Security Agreement, the Company incurred and capitalized $1,144 of direct costs; $884 of the costs were related to the 2016 Revolver and as such were reflected as a component of other assets, and $260 was reflected as an offset to long-term debt in the consolidated balance sheet. For the year ended December 31, 2017, the Company amortized $263 of these loan costs, which were included as a component of interest expense in the consolidated statements of operations.
On July 17, 2017, the Company, KeyBank, JP Morgan, and Zions (collectively, the “Lenders”), and KeyBank, as the administrative agent for the Lenders, entered into a third amendment agreement (the “Amendment”), which amended the 2016 Credit and Security Agreement to increase the revolving amount, expand Permitted Foreign Subsidiary Loans, Guaranties and Investments, increase the letter of credit commitment and the borrowing base, as defined in the Amendment.
In connection with the Amendment, the Company also entered into replacement revolving credit notes with each of the Lenders. As consideration for entering into the Amendment, the Company agreed to pay the administrative agent and the Lenders total amendment and arrangement fees of $145, pursuant to the terms of an administrative agent fee letter and a closing fee letter entered into with KeyBank. The changes to the 2016 Credit and Security Agreement described above were made to support core-business opportunities.
Effective September 4, 2017, the Company directed KeyBank to establish an irrevocable standby letter of credit (“Letter of Credit”) to support purchases of inventory from a key supplier. The 2016 Credit and Security Agreement required that the face value of the Letter of Credit reduced the borrowing base under the 2016 Revolver. From September 4, 2017, through September 17, 2017, the face value amount of the Letter of Credit was $10,000. From September 18, 2017, through February 28, 2018 (the end of the contractual period), the face value was increased to $25,000. The Company agreed to pay interest at an annual rate of 1.625% calculated on the face value amount and paid quarterly, which interest was classified in interest expense on the consolidated statement of operations. Fees incurred associated with setting up the Letter of Credit for the year ended December 31, 2017 was $157 and interest incurred for the available balance on the Letter of Credit for the year ended December 31, 2017 was $147. No draws on the Letter of Credit occurred as of December 31, 2017. For the years ended December 31, 2017 and 2016, $129 and $65, respectively, in unused line fees had been incurred and were included as a component of interest expense in the consolidated statements of operations.
The 2016 Credit and Security Agreement was extinguished in connection with the 2018 Credit and Security Agreement (as described above).
(10) RESTRICTED STOCK
Equity Incentive Award Plans
In January 2013, our board of directors adopted and in June 2013, our shareholders approved the ZAGG Inc 2013 Equity Incentive Award Plan (the “2013 Plan”). In April 2017, the compensation committee of our board of directors adopted, and in June 2017, our shareholders approved an amendment and restatement of the 2013 Plan (the “Amended Plan”). The Amended Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock, and restricted stock units can be awarded. The Amended Plan’s initial share reservation is 5,000 shares. The term of the plan is for 10 years from the date of original adoption of the 2013 Plan. As of December 31, 2018, there were approximately 2,361 shares available for grant under the Amended Plan.
27

Restricted Stock
The fair value of the restricted stock awards granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock awards vest on a straight-line basis over a three-year vesting term for employees and a nine-month vesting term for annual director grants, depending on the terms of the individual grant. A summary of the status of the Company’s restricted stock awards as of December 31, 2018, and changes during the year ended December 31, 2018, is presented below:

	Restricted Stock (in thousands)	Weighted-Average Grant Date Fair Value (per share)

Outstanding as of December 31, 2017	1,034	$8.29
Granted	454	11.96
Vested	(509)	8.28
Forfeited	(158)	7.45
Outstanding as of December 31, 2018	821	$10.49
The grant of restricted stock awards with respective weighted-average fair value per share for the years ended December 31, 2018, 2017, and 2016, is summarized as follows:

	For the Years Ended December 31,
	2018	2017	2016

Granted	454	604	1,071
Weighted average fair value per share	$11.96	$8.26	$7.85
As part of the 454, 604, and 1,071 restricted stock awards granted during the years ended December 31, 2018, 2017, and 2016, the Company granted 182, 409, and 531 restricted stock awards, respectively, to certain executives and employees of the Company where vesting is linked to specific performance criterion. These performance-based restricted stock awards only vest upon the (1) Company’s achievement of specified thresholds of net sales, Adjusted EBITDA, or specific goals for the individual executive, and (2) continued employment through the applicable vesting date.
The estimated fair value of the restricted stock awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. For the performance-based awards, the Company recognizes compensation expense on a straight-line basis when management estimates the performance criteria are probable to be achieved. The following is stock-based compensation expenses related to restricted stock awards and tax benefits recorded for the years ended December 31, 2018, 2017, and 2016:

	For the Years Ended December 31,
	2018	2017	2016

Stock-based compensation expense related to restricted stock awards (1)	$3,009	$3,602	$3,830
Tax benefit recognized on stock-based compensation expense	$813	$1,378	$1,465
Tax benefit realized from vested restricted stock units	$2,212	$962	$2,119
(1) Stock-based compensation expenses are included as a component of selling, general, and administrative expense on the consolidated statements of operations.
Certain employees of the Company elected to receive a net amount of shares upon the vesting of restricted stock award grants in exchange for the Company paying up to the maximum statutory withholding amount of the employees’ tax liabilities for the fair value of the award on the vesting date. This resulted in the Company recording $2,722, $268, and $630, during the years ended December 31, 2018, 2017, and 2016, respectively, as a reduction to additional paid-in capital.
As of December 31, 2018, there was $6,090 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Amended Plan, which is expected to be recognized over a weighted-average period of approximately 1.3 years.
28

(11) TREASURY STOCK
During the fourth quarter of 2015, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s outstanding common stock with no expiration date. The Company’s board of directors also authorized the use of Rule 10b5-1 plans during the years ended December 31, 2018 and 2017. As of December 31, 2018 and 2017, a total of $5,462 and $17,558 remained authorized under the stock repurchase program, respectively.
On March 11, 2019, the Company's board of directors authorized the cancellation of the 2015 stock repurchase program, and authorized a new stock repurchase program that grants the repurchase of up to $20,000 of the Company's outstanding common stock.
The Company repurchased shares for the years ended December 31, 2018 and 2017, presented as follows:

	For the Years Ended December 31,
	2018	2017

Shares repurchased	918	234
Cash consideration paid	$12,096	$1,492
Commissions to brokers included in cash consideration paid	$34	$9
Weighted average price per share repurchased	$13.18	$6.35
The consideration paid has been recorded within stockholders’ equity in the consolidated balance sheets.
(12) DEFINED CONTRIBUTION PLAN
The Company offers a 401(k) plan for full-time employees that is effective on the first day of employment. The Company matches participant contributions of 100% up to 5% of an employees’ salary that is immediately vested. Costs recognized for the years ended December 31, 2018, 2017, and 2016, related to the employer 401(k) match, totaled $1,556, $1,298, and $941, respectively.
(13) COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases office and warehouse space, a retail store, and other miscellaneous equipment and service items under operating leases that expire through 2026. Future minimum rental payments required under the operating leases at December 31, 2018 are as follows:

2019	$3,198
2020	2,842
2021	2,457
2022	2,517
2023	1,976
Thereafter	2,098
Total	$15,088
Certain of the Company's leases contain free rent provisions, leasehold improvement incentives and options for renewal. Rent expenses, including the free rent provisions and leasehold improvement incentives, are recognized on a basis which approximates straight line over the lease term. For the years ended December 31, 2018, 2017, and 2016, rent expenses were $3,217, $2,847, and $3,190, respectively, which were recorded as a component of selling, general and administrative expense on the consolidated statements of operations.
29

Commercial Litigation
ZAGG Inc and mophie, Inc. v. Anker Technology Co. Ltd. and Fantasia Trading LLC, United States District Court for the Central District of California, Case No. 8:17-CV-2193-DOC-DFM (the “Anker Lawsuit”). On December 15, 2017, the Company and mophie filed the Anker Lawsuit alleging that Anker Technology Co. Ltd. (“Anker”) and Fantasia Trading LLC (“Fantasia”) infringe U.S. Patent Nos. 8,971,039, 9,077,013, 9,088,028, 9,088,029, 9,172,070, and 9,406,913 in connection with protective battery cases for smartphones. The Anker products accused of infringement include Anker’s Ultra Slim Extended Battery Case for iPhone 6 / 6s (4.7 inch) with 2850mAh capacity; Premium Extended Battery Case for iPhone 6 / 6s (4.7 inch) with 3100mAh Capacity; PowerCore Case for iPhone 7 (4.7 inch), 80% Extra Battery; PowerCore Case for iPhone 7 (4.7 inch), 95% Extra Battery; and 2400mAh MFI Certified Rubber-Feel Premium Rechargeable Extended Battery Case for iPhone 5s, 5. The complaint filed by the Company and mophie seeks monetary damages and an injunction against Anker. On March 12, 2018, Anker and Fantasia filed answers and counterclaims in the lawsuit. In their answers, Anker and Fantasia denied infringement of any valid claim and asserted counterclaims for non-infringement and invalidity of the patents at issue. The Company disputes Anker’s contentions and will defend the claims and otherwise respond to the allegations. The matter is scheduled for trial in November 2019. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
Best Case and Accessories, Inc. v. Zagg, Inc. United States District Court for the Eastern District of New York, Case No. 1:18-CV-04048-LDH-RML (the “BCA Lawsuit”). On July 13, 2018, Best Case and Accessories, Inc. (“Best Case”) filed a complaint against the Company. The Company had previously sent a letter to Best Case alleging that it was using product packaging and display trade dress that is confusingly similar to the Company’s trade dress. In the complaint, Best Case alleges that it does not infringe the Company’s trade dress and that the Company tortuously interfered with Best Case's business relationships, which the Company disputes. On February 8, 2019, the Company filed a Complaint for trade dress infringement against Best Case in the United States District Court for the District of Utah, Case No. 2:19-CV-00090-PMW, in order to respond to the allegations and defend against the claims. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
SEC Investigation
The Company previously disclosed an investigation by the SEC related to facts and circumstances surrounding former Chief Executive Officer Robert Pedersen's pledge and subsequent sale of Company shares and the fact that such pledges and sales were not disclosed in the Company's 2011 10-K filed on March 15, 2012, or 2012 Proxy filed on April 27, 2012. On March 7, 2019, the Staff of the SEC informed the Company that, after additional consideration and analysis, it has decided to terminate the investigation and dismiss the matter.
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
The Company establishes reserves when a particular contingency is probable and estimable. The Company has not accrued for any loss as of December 31, 2018, in the consolidated financial statements as the Company does not consider a loss to be probable or estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.
(14) CONCENTRATIONS
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in cash accounts for the years ended December 31, 2018, 2017, and 2016.
As of December 31, 2018 and 2017, two separate customers exceeded 10% of the balance of accounts receivable, as follows:

	December 31,
	2018	2017

Superior	50%	31%
Best Buy	15%	18%
No other customer account balances were more than 10% of accounts receivable as of December 31, 2018 or 2017. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
30

Concentration of Supplier
The Company does not directly manufacture any of its products, rather the Company employs various third-party manufacturing partners in the U.S. and Asia to perform these services on its behalf. The services employed by these third parties include the selection of sub-suppliers that provide raw materials and other components used in the manufacturing process. The Company has endeavored to use common components and readily available raw materials in the design of its products that can be sourced from multiple sub-suppliers. However, raw film used in its InvisibleShield Film and ISOD products has been produced by a single supplier for the last 10 years. The Company's film supplier has contractually agreed to not sell the raw materials to any of its competitors.
Below is a high-level summary by product category of the manufacturing sources used by the Company:
•Screen Protection – The screen protection product line is comprised of InvisibleShield Glass products (approximately 86% of 2018 screen protection sales or 49% of net sales), InvisibleShield Film products (approximately 9% of 2018 screen protection sales or 5% of net sales), and ISOD film blanks (approximately 5% of 2018 screen protection sales or 3% of net sales). The InvisibleShield Glass products are sourced from factories in Asia with protective glass expertise, each of which uses a number of sub-suppliers for raw materials and other components. The InvisibleShield Film and ISOD products are sourced through the Company's third-party logistics partner, who purchases the raw film inventory from a single supplier (as discussed above). The VisionGuard raw materials are provided to the Company's manufacturers through an exclusive licensing agreement with a third-party partner.
•Protective Cases – The protective case product line consists of (1) ZAGG cases designed to protect device-specific mobile devices, and (2) Gear4 cases featuring D3O technology designed to protect smartphones and tablets. The Company’s protective cases are sourced from factories in Asia with expertise in case protection manufacturing, each of which uses a number of sub-suppliers for raw materials and other components. For Gear4, the D3O raw materials are provided to the manufacturers through an exclusive licensing agreement with a third-party partner who is the sole manufacturer of D3O materials.
•Power Management – The power management product line consists of power products that are designed to provide on-the-go power for tablets, smartphones, smartwatches, cameras, and virtually all other electronic mobile devices. With the addition of HALO, the Company's power management product line includes power stations, wireless charging, car and wall chargers, portable power, power wallets, and more. The power products are sourced from factories in Asia with battery expertise, each of which uses a number of sub-suppliers for raw materials and other components.
•Audio – The audio product line consists of earbuds, headphones, and speakers that are designed to be compatible with virtually all electronic mobile devices. The audio products are sourced from factories in Asia with audio expertise, each of which uses a number of sub-suppliers for raw materials and other components.
•Keyboards – The keyboard product line consists of (1) device-specific keyboards designed to fit individual tablets produced by original equipment manufacturers, and (2) keyboards that are designed to be device-agnostic and can be used on virtually any mobile device. The keyboard products are sourced from factories in Asia with keyboard expertise, each of which uses a number of sub-suppliers for raw materials and other components.
The Company's product and operations teams work closely with suppliers from initial product development and throughout the manufacturing process to ensure that (1) the supplier understands and will build according to product specifications, (2) appropriate quality is maintained for the finished goods and for all sub-components, and (3) the supplier can meet the Company's supply needs.
Concentration of Sales
For the year ended December 31, 2018, Superior and Best Buy accounted for 10% or greater than 10% of net sales. For the year ended December 31, 2017, Superior accounted for over 10% of net sales. For the year ended December 31, 2016, Superior, Best Buy, and GENCO accounted for over 10% of net sales. The amount of net sales for each of these customers are outlined as follows:

	For the Years Ended December 31,
	2018	2017	2016

Superior	23%	30%	27%
Best Buy	10%	9%	11%
GENCO	4%	8%	11%
For the years ended December 31, 2018, 2017, and 2016, no other customers accounted for 10% or greater than 10% of net sales.
31

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
As of December 31, 2018 and 2017, net assets located overseas in international locations totaled $45,387 and $16,249, respectively.
(15) QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial information is presented in the following summary for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Net sales	$112,066	$118,565	$141,087	$166,513	$538,231
Income from operations	7,919	5,193	18,256	20,328	51,696
Net income	7,029	3,215	14,626	14,319	39,189
Earnings per share: (1)
Basic	$0.25	$0.11	$0.52	$0.52	$1.40
Diluted	$0.24	$0.11	$0.51	$0.52	$1.38
Weighted average common shares:
Basic	28,209	28,299	28,241	27,687	28,064
Diluted	28,693	28,666	28,563	28,258	28,500

	For the Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Net sales	$92,946	$115,227	$134,398	$176,924	$519,495
(Loss) income from operations	(6,649)	5,497	15,935	29,952	44,735
Net (loss) income	(6,138)	3,403	9,776	8,059	15,100
(Loss) earnings per share: (1)
Basic	$(0.22)	$0.12	$0.35	$0.29	$0.54
Diluted	$(0.22)	$0.12	$0.34	$0.28	$0.53
Weighted average common shares:
Basic	28,059	27,963	27,969	27,969	27,996
Diluted	28,059	28,213	28,381	28,781	28,407
(1) The earnings per share calculations for each of the quarters were based upon the weighted average number of shares outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per common share amounts.
(16) SUBSEQUENT EVENT
On January 3, 2019, the Company entered into a membership interest purchase agreement to acquire HALO for a total purchase consideration of approximately $43,000. The total purchase consideration included a combination of cash and shares of Company common stock. HALO is a leading direct-to-consumer mobile accessories company with an extensive intellectual property portfolio that specializes in wireless charging, car and wall chargers, portable power, power wallets, and other accessories. The Company acquired HALO to expand its product portfolio and to enter into new distribution channels.
Due to the fact that the Company has not completed the audit of HALO's 2018 financial statements, nor has the Company obtained all of the information necessary to conclude on the fair values of the identifiable assets acquired and liabilities assumed as part of the HALO acquisition, the Company has not disclosed pro forma information and/or nonrecurring adjustments under ASC 805, Business Combinations. The Company expects to furnish preliminary information in the financial statements for the quarter ended March 31, 2019.
32