Form 10-Q
period 2019-03-31
ZAGG Inc
filed 2019-05-08
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
(Mark one)
☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
March 31, 2019, or
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

N/A
(Former name, former address, and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act). Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	ZAGG	The Nasdaq Stock Market, LLC
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,066,925 common shares as of May 7, 2019.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value)
(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$14,789	$15,793
Accounts receivable, net of allowances of $700 and $885	93,617	156,667
Income tax receivable	2,149	375
Inventories	100,226	82,919
Prepaid expenses and other current assets	4,371	5,473
Total current assets	215,152	261,227

Property and equipment, net of accumulated depreciation of $12,326 and $11,844	18,016	16,118
Intangible assets, net of accumulated amortization of $83,046 and $78,627	75,189	52,054
Deferred income tax assets	14,302	19,403
Goodwill	43,560	27,638
Other assets	10,574	1,571
Total assets	$376,793	$378,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,045	$80,908
Sales returns liability	33,824	54,432
Accrued wages and wage related expenses	6,183	6,624
Accrued liabilities	11,791	13,723
Total current liabilities	106,843	155,687

Line of credit	93,363	58,363
Other long-term liabilities	20,052	5,470
Total liabilities	220,258	219,520
Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 36,117 and 34,457 shares issued	36	34
Treasury stock, 7,055 and 6,983 common shares at cost	(50,455)	(49,733)
Additional paid-in capital	109,869	96,486
Accumulated other comprehensive loss	(1,566)	(1,410)
Retained earnings	98,651	113,114
Total stockholders’ equity	156,535	158,491
Total liabilities and stockholders’ equity	$376,793	$378,011

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Net sales	$78,750	$112,066
Cost of sales	54,928	74,474
Gross profit	23,822	37,592

Operating expenses:
Advertising and marketing	4,585	2,594
Selling, general and administrative	31,584	24,307
Transaction costs	247	—
Amortization of intangible assets	4,466	2,772
Total operating expenses	40,882	29,673

(Loss) income from operations	(17,060)	7,919

Other income (expense):
Interest expense	(1,010)	(500)
Other (expense) income	(516)	495
Total other expense	(1,526)	(5)

(Loss) income before provision for income taxes	(18,586)	7,914

Income tax benefit (provision)	4,162	(885)

Net (loss) income	$(14,424)	$7,029

(Loss) earnings per share attributable to stockholders:
Basic (loss) earnings per share	$(0.50)	$0.25
Diluted (loss) earnings per share	$(0.50)	$0.24

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Net (loss) income	$(14,424)	$7,029

Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(156)	289
Total other comprehensive (loss) income	(156)	289

Total comprehensive (loss) income	$(14,580)	$7,318

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31, 2019
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, December 31, 2018	34,457	$34	$96,486	$(1,410)	$(49,733)	$113,114	$158,491
Cumulative effect of accounting change	—	—	—	—	—	(39)	(39)
Balance after cumulative effect of accounting change	34,457	34	96,486	(1,410)	(49,733)	113,075	158,452
Net loss	—	—	—	—	—	(14,424)	(14,424)
Other comprehensive loss	—	—	—	(156)	—	—	(156)
Treasury stock purchase	—	—	—	—	(722)	—	(722)
Restricted stock release	200	—	—	—	—	—	—
Employee stock purchase plan release	2	—	13	—	—	—	13
Stock-based compensation expense	—	—	1,185	—	—	—	1,185
Payment of withholding taxes on restricted stock units	—	—	(782)	—	—	—	(782)
Shares issued as consideration for acquisition	1,458	2	12,967	—	—	—	12,969
Balances, March 31, 2019	36,117	$36	$109,869	$(1,566)	$(50,455)	$98,651	$156,535

	For the Three Months Ended March 31, 2018
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, December 31, 2017	34,104	$34	$96,145	$(348)	$(37,637)	$77,805	$135,999
Cumulative effect of accounting change	—	—	—	—	—	(3,880)	(3,880)
Balance after cumulative effect of accounting change	34,104	34	96,145	(348)	(37,637)	73,925	132,119
Net income	—	—	—	—	—	7,029	7,029
Other comprehensive loss	—	—	—	289	—	—	289
Restricted stock release	312	—	—	—	—	—	—
Employee stock purchase plan release	1	—	—	—	—	—	—
Stock-based compensation expense	—	—	601	—	—	—	601
Payment of withholding taxes on restricted stock units	—	—	(2,612)	—	—	—	(2,612)
Balances, March 31, 2018	34,417	$34	$94,134	$(59)	$(37,637)	$80,954	$137,426

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Cash flows from operating activities:
Net (loss) income	$(14,424)	$7,029
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	1,185	601
Depreciation and amortization	5,989	5,030
Deferred income tax (benefit) expense	(1,076)	322
Gain (loss) on disposal of property and equipment	(2)	10
Amortization of deferred loan costs	50	71
Amortization of right of use assets, net of acquisitions	499	—
Changes in operating assets and liabilities:
Accounts receivable, net	65,302	50,036
Inventories	(14,229)	(3,367)
Prepaid expenses and other current assets	2,327	1,279
Other assets	(138)	(385)
Accounts payable	(28,717)	(41,394)
Income tax (payable) receivable	(2,192)	200
Sales returns liability	(23,287)	(6,555)
Accrued wages and wage related expenses	(1,563)	(497)
Accrued liabilities	(1,941)	(1,805)
Other long-term liabilities	(132)	—
Other	212	(847)
Net cash (used in) provided by operating activities	(12,137)	9,728

Cash flows from investing activities:
Purchase of property and equipment	(2,628)	(1,933)
Proceeds from disposal of equipment	2	26
Purchase of HALO, net of cash acquired	(20,368)	—
Net cash used in investing activities	(22,994)	(1,907)

Cash flows from financing activities:
Proceeds from revolving credit facility	125,932	138,899
Payments on revolving credit facility	(90,932)	(152,711)
Payments on term loan facility	—	(1,563)
Purchase of treasury stock	(722)	—
Proceeds from issuance of stock under employee stock purchase plan	13	—
Net cash provided by (used in) financing activities	34,291	(15,375)

Effect of foreign currency exchange rates on cash equivalents	(164)	310

Net decrease in cash and cash equivalents	(1,004)	(7,244)

Cash and cash equivalents at beginning of the period	15,793	24,989
Cash and cash equivalents at end of the period	$14,789	$17,745

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$923	$478
Cash (refunded) paid during the period for income taxes, net	(811)	324

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$696	$178
Withholding tax on restricted stock units recorded in accrued wages and wage related expenses	782	2,610
Purchase of HALO through amounts due to seller, contingent payments and common stock	16,985	—

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
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations, and cash flows of the Company for the periods presented. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods, with related disclosures of these amounts in the notes to the financial statements. Actual results could differ from those estimates.
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements included in Form 10-K for the year ended December 31, 2018. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.
Adoption of Accounting Standards Codification (“ASC”) Topic 842, “Leases” (In thousands, except lease terms and discount rates)
The Company adopted ASC Topic 842,“Leases” (“Topic 842”) with a date of initial application of January 1, 2019. As a result of this adoption, the Company has changed its accounting policy for leases as detailed below.
The Company applied Topic 842 on January 1, 2019, using the modified retrospective approach. The adoption of Topic 842 includes the cumulative effect of adopting the new standard being recognized in retained earnings at January 1, 2019, which allows for the application of the standard solely to the transition period in 2019 but does not require application to prior fiscal comparative periods presented. Therefore, the prior period comparative information has not been adjusted and continues to be reported under the previous ASC Topic 840, “Leases” (“Topic 840”) standard. The Company elected the package of available practical expedients allowable under Topic 842 guidelines in its adoption approach.
The adoption of Topic 842 resulted in an increase in long-term lease liabilities of $10,684 which was included in other long-term liabilities; an increase in short-term lease liabilities of $2,362 which was included in accrued liabilities; an initial recognition of right of use (“ROU”) assets of $8,842 which was included in other assets; a derecognition of $3,346 related to lease liabilities under Topic 840 which was included in accrued liabilities; a decrease in deferred rent of $819 which was included in accrued liabilities; and a decrease of $39 in retained earnings as a cumulative effect of adoption.
As the Company did not have any finance leases upon adoption of Topic 842 at January 1, 2019, the largest driver of changes for the adoption of Topic 842 was the addition of the Company’s operating leases to the condensed consolidated balance sheet, creating ROU assets and lease liabilities on the condensed consolidated balance sheet as of March 31, 2019. Under Topic 840, leases were not included on the condensed consolidated balance sheets, whereas under Topic 842, ROU assets and lease liabilities are calculated and recorded on the lease commencement date. The standard had a material impact in the Company’s consolidated balance sheets, but did not have a significant impact in its condensed consolidated statements of operations. In addition, the adoption of Topic 842 had no impact to cash provided by or used in operating, financing, or investing on the condensed consolidated statements of cash flows.

Lease accounting policy
The Company determines if an arrangement is a lease at contract inception and then determines if such qualifying lease is classified as an operating lease or a finance lease. As of March 31, 2019, the Company only has operating leases. For operating leases, the Company measures lease liabilities based on the present value of the future minimum lease payments over the lease term at commencement date. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. ROU assets are measured as the sum of the amount of the initial measurement of the lease liability, plus any prepaid lease payments made minus any lease incentives received, and any initial direct costs incurred. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components under the definition of Topic 842. Upon adoption of Topic 842, the Company elected a practical expedient not to separate the lease and non-lease components for its leases for physical space and equipment and accounts for them as a single lease component.
Lease information
The Company has operating leases for offices, retail stores, and warehouse space that expire through 2027. The Company’s leases have remaining lease terms of 10 months to 9 years, some of which include options to extend the leases up to 10 years. The following table provides information about operating lease ROU assets, current lease liabilities, and non-current lease liabilities as of March 31, 2019:

March 31, 2019

Right of use assets, included in other assets	$9,091
Operating lease liabilities, included in accrued liabilities	2,193
Operating lease liabilities, included in other long-term liabilities	12,163
The following summarizes the activities in the Company’s ROU assets and lease liabilities for the three months ended March 31, 2019:

	Beginning Balance as of January 1, 2019	Adoption of Topic 842	Additions	Amortization	Ending Balance as of March 31, 2019

ROU assets	$—	$8,842	$748	$(499)	$9,091
Lease liabilities	—	13,046	1,775	(465)	14,356
For the three months ended March 31, 2019, and 2018, the rent expense was $853 and $782, respectively. Rent expense was recognized on a basis which approximates straight-line over the lease term and was recorded as a component of selling, general and administrative expense on the condensed consolidated statement of operations. As of March 31, 2019, the Company had a weighted-average remaining lease term of 5.6 years and a weighted-average discount rate used to calculate the lease liability of 4.43%.

Future maturities of lease liabilities as of March 31, 2019 were as follows:

Remaining 2019	$2,509
2020	3,044
2021	2,677
2022	2,737
2023	2,202
Thereafter	3,141
Total lease payments	$16,310
Less: imputed interest	(1,954)
Lease liabilities	$14,356
No other leases have been entered into under which the Company has significant rights and obligations as the lessee except those noted above.
(2) REVENUE
Disaggregation of revenue from contracts with customers
In the following tables, revenue from contracts with customers are disaggregated by key product lines, key distribution channels, and key geographic regions.
The percentage of net sales related to the Company’s key product lines for the three months ended March 31, 2019, and 2018, was approximately as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Protection (screen protection and cases)	59%	50%
Power (power management and power cases)	29%	39%
Audio	5%	5%
Productivity (keyboards and other)	7%	6%
The percentage of net sales related to the Company’s key distribution channels for the three months ended March 31, 2019, and 2018, was approximately as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Indirect channel	79%	88%
Website	14%	8%
Franchisees	7%	4%

The percentage of net sales related to the Company’s key geographic regions for the three months ended March 31, 2019, and 2018, was approximately as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018

United States	71%	82%
Europe	12%	9%
Other	17%	9%
Contract Balances
Timing of revenue recognition may differ from timing of invoicing to customers or timing of consideration received. The following table provides information about receivables, right of return assets, contract liabilities, refund liabilities, and warranty liabilities from the Company’s contracts with customers as of March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018

Receivables, which comprises the balance in accounts receivable, net of allowances	$93,617	$156,667
Right of return assets, which are included in prepaid expenses and other current assets	785	999
Refund liabilities, which are included in sales return liability	29,966	49,786
Warranty liabilities, which are included in sales return liability	3,858	4,646
Contract liabilities, which are included in accrued liabilities	85	96
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
During the three months ended March 31, 2019, revenue recognized that was included in the contract liability balance as of December 31, 2018, was $11.
The following summarizes the activities in the Company’s warranty liabilities for the three months ended March 31, 2019:

Balance as of December 31, 2018	$4,646
Additions	2,253
Warranty claims charged	(3,041)
Balance as of March 31, 2019	$3,858

(3) ACQUISITIONS
Acquisition of HALO
On January 3, 2019, (the “HALO Acquisition Date”), ZAGG Hampton LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a membership interest purchase agreement (the “Purchase Agreement”) with Halo2Cloud, LLC (“HALO”) and its equity owners to acquire all of the outstanding equity interests of HALO (the “HALO Acquisition”). HALO is a leading direct-to-consumer mobile accessories company with an extensive intellectual property portfolio that specializes in wireless charging, car and wall chargers, portable power, and other accessories. The Company acquired HALO to expand its product portfolio and to enter into new distribution channels.

The total purchase consideration for the HALO Acquisition was $23,943 in cash, 1,458 shares of the Company’s common stock valued at $12,968, and contingent consideration estimated at $1,593 (the “HALO Earnout Consideration”). The initial purchase price was subject to adjustment within 90 days of the HALO Acquisition Date based upon the final determination of HALO’s (i) working capital, (ii) indebtedness, and (iii) transaction expenses as set forth in the Purchase Agreement.
As agreed in the Purchase Agreement, the Company retained $2,424 from the cash due to the sellers and will hold this amount for 18 months following the HALO Acquisition Date security for HALO’s indemnification obligations. The $2,424 retained by the Company that is due HALO is recorded in other long-term liabilities in the condensed consolidated balance sheets.
HALO is also entitled to the HALO Earnout Consideration from the Company if HALO achieves the target Adjusted EBITDA set forth in the Purchase Agreement for the year ending December 31, 2019. If, however, HALO’s actual Adjusted EBITDA is less than the target Adjusted EBITDA for the year ending December 31, 2019, the HALO Earnout Consideration will be reduced by the difference between the actual Adjusted EBITDA and the target Adjusted EBITDA.
The following summarizes the components of the purchase consideration for HALO:

Cash consideration	$23,943
Company common stock	12,968
Contingent consideration	1,593
Total purchase price	$38,504
The total purchase price of $38,504 has been allocated to identifiable assets acquired and liabilities assumed based on their preliminary fair values. The excess of the purchase price over the preliminary fair value of the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill.
The following table summarizes the preliminary estimates of the fair values of the identifiable assets acquired and liabilities assumed as of the HALO Acquisition Date. The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are based on estimates and assumptions and are subject to revisions, which may result in adjustments to the preliminary values presented below, when management’s estimates are finalized:

Cash	$1,151
Accounts receivable	2,436
Inventory	2,889
Inventory step up	494
Prepaid expenses and other assets	1,310
Property and equipment	627
Amortizable identifiable intangible assets	27,554
Goodwill	15,922
Other assets	546
Accounts payable	(2,867)
Income tax payable	(501)
Accrued expenses	(217)
Accrued wages and wage related expenses	(324)
Sales return liability	(2,728)
Deferred tax liability	(6,177)
Other long-term liabilities	(1,611)
Total	$38,504

Due to the fact that the HALO Acquisition occurred in the current interim period and in light of the magnitude of the transaction, the Company is still waiting to receive the 2018 audited financial statements for HALO as well as the finalization of the fair value measurements of the assets acquired and liabilities assumed. As a result, the Company’s fair value estimates for the purchase price, assets acquired, and liabilities assumed are preliminary and may change during the allowable measurement period. The allowable measurement period continues to the date the Company obtains and analyzes all relevant information that existed as of the HALO Acquisition Date necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case is to exceed more than one year from the HALO Acquisition Date. The Company is analyzing information to verify assets acquired and liabilities assumed.
Identifiable Intangible Assets
Classes of acquired intangible assets include trade names, customer relationships, and technology. The fair value of the identifiable intangible assets was determined using the income valuation method. For assets valued under the income approach, the estimate of the present value of expected future cash flows for each identifiable asset was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical data adjusted based on the Company’s historical experience and the expectations of market participants. The preliminary amounts assigned to each class of intangible asset and the related weighted average amortization periods are as follows:

	Intangible Asset Class	Weighted Average Amortization Period

Technologies	$14,187	8.9 years
Trade names	4,409	10.0 years
Customer relationships	8,958	8.0 years
Total	27,554
Goodwill
Goodwill represents the excess of the HALO purchase price over the preliminary fair value of the assets acquired and liabilities assumed. The Company believes that the primary factors supporting the amount of the goodwill recognized are the significant growth opportunities and expected synergies of the combined entity.
Results of Operations
The results of operations of HALO were included in the Company’s results of operations beginning on January 4, 2019. For HALO’s results of operations from January 4, 2019, through March 31, 2019, HALO generated net sales of $1,273 and had a net loss before tax of $1,646.
Pro Forma Results of Operations
The following pro-forma results of operations for the three months ended March 31, 2019, and 2018, give pro forma effect as if the acquisition of HALO had occurred on January 1, 2018, after giving effect to certain adjustments including the amortization of intangible assets, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

	For the Three Months Ended March, 31
	2019	2018

Net sales	$78,750	$110,922
Net (loss) income	$(13,946)	$2,314
Basic (loss) earnings per share	$(0.48)	$0.08
Diluted (loss) earnings per share	$(0.48)	$0.08

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of January 1, 2018. Furthermore, such pro forma information is not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.
For the three months ended March 31, 2019, pro forma net loss includes pro forma amortization expense of $30 and excludes non-recurring items including acquisition-related costs of $247 and the expensing of the fair value adjustment to inventory of $343. For the three months ended March 31, 2018, pro forma net income includes pro forma amortization expense of $784, acquisition-related costs of $247 and amortization related to the fair value adjustment to inventory of $343.
The pro forma results do not reflect events that either have occurred or may occur after the HALO Acquisition, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods.
As part of the HALO Acquisition, the Company incurred legal, accounting, and other due diligence fees that were expensed when incurred. Total fees incurred related to the HALO Acquisition for the three months ended March 31, 2019, was $247 which was included as a component of operating expenses on the consolidated statements of operations.
Acquisition of Gear4
On November 30, 2018, Patriot Corporation Unlimited Company, an entity registered and incorporated in Ireland and a wholly-owned subsidiary of the Company, entered into a share purchase agreement with STRAX Holding GmbH, an entity registered and incorporated in Germany (“STRAX”), and Gear4 HK Limited, an entity registered and incorporated in Hong Kong and a wholly-owned subsidiary of STRAX (“Gear4”), to acquire from STRAX all of the issued and outstanding equity securities of Gear4 (the “Gear4 Acquisition”).
Pro Forma Results of Operations
The following pro-forma results of operations for the three months ended March 31, 2018, give pro forma effect as if the acquisition of Gear4 and the related borrowings used to finance the acquisition had occurred at the beginning of the periods presented, after giving effect to certain adjustments including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

For the Three Months Ended March 31, 2018

Net sales	$117,272
Net income	$5,360
Basic earnings per share	$0.19
Diluted earnings per share	$0.19
The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of January 1, 2017. Furthermore, such pro forma information is not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.
For the three months ended March 31, 2018, pro forma net income includes pro forma amortization expense of $883 and interest from the amended credit facility and amortization of debt issuance costs of $433.
The pro forma results do not reflect events that either have occurred or may occur after the Gear4 Acquisition, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods.

(4) INVENTORIES
Inventories consisted of the following as of March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018

Finished goods	$99,237	$81,397
Raw materials	989	1,522
Total inventories	$100,226	$82,919
Included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers of $453 and $382 as of March 31, 2019, and December 31, 2018, respectively.
(5) GOODWILL AND INTANGIBLE ASSETS
During the three months ended March 31, 2019, goodwill increased in connection with the HALO Acquisition. The following table summarizes the changes in goodwill during the three months ended March 31, 2019:

Balance as of December 31, 2018	$27,638
Increase in connection with HALO Acquisition	15,922
Balance as of March 31, 2019	$43,560
There was no change in goodwill during the three months ended March 31, 2018.
In connection with the HALO Acquisition, intangible assets increased $27,554 for patents and technology, trade names, customer relationships and unfavorable lease for the three months ended March 31, 2019. There were no additions to intangible assets for the three months ended March 31, 2018. Additionally, there were no impairments of intangible assets for the three months ended March 31, 2019, and 2018.
Intangible assets, net of accumulated amortization as of March 31, 2019, and December 31, 2018, were as follows:

	March 31, 2019	December 31, 2018

Trade names	$29,946	$26,988
Patents and technology	21,652	8,723
Customer relationships	22,894	15,560
Non-compete agreements	692	778
Other	5	5
Total intangible assets, net of accumulated amortization	$75,189	$52,054
The total weighted average useful lives of intangible assets as of March 31, 2019, and December 31, 2018, was 8.3 years and 8.3 years, respectively.
(6) INCOME TAXES
For interim periods, the tax provision is determined utilizing an estimate of the Company’s annual effective tax rate adjusted for discrete items, if any. The Company’s effective tax rate was 22% and 11% for the three months ended March 31, 2019, and 2018, respectively. The increase in the effective tax rate was due to several factors including but not limited to a difference in the amount of the discrete item with respect to the restricted stock unit awards. The majority of the Company’s restricted stock unit awards vest in the first quarter. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items including amounts disallowed under §162(m) of the Internal Revenue Code, the Company’s global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.

(7) STOCK-BASED COMPENSATION
The grant of restricted stock units with respective weighted-average fair value per share for the three months ended March 31, 2019, and 2018, is summarized as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Granted	643	81
Weighted average fair value per share	$9.82	$14.50
The fair value of the restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock units vest annually on a straight-line basis over a nine-month (annual board of directors’ grant) to a three-year vesting term, depending on the terms of the individual grant.
As part of the 643 restricted stock units granted during the three months ended March 31, 2019, the Company granted 287 restricted stock units to certain executives and employees of the Company where vesting is linked to specific performance criterion. These performance-based restricted stock units only vest upon the (1) Company’s achievement of specified thresholds of net sales, Adjusted EBITDA, or specific goals for the individual executive, and (2) continued employment through the applicable vesting date. No restricted stock units granted during the three months ended March 31, 2018 were linked to any performance criterion.
The estimated fair value of the restricted stock units is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. The following are stock-based compensation expenses related to restricted stock units recorded for the three months ended March 31, 2019, and 2018, which are included as a component of selling, general, and administrative expense on the condensed consolidated statement of operations:

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Stock-based compensation expense related to restricted stock units	$1,185	$601
During the three months ended March 31, 2019, and 2018, certain Company employees elected to receive a net amount of shares upon the vesting of restricted stock unit grants in exchange for the Company paying up to the maximum statutory withholding amount of the employees’ tax liabilities for the fair value of the award on the vesting date. This resulted in the Company recording $782 and $2,612 reflected as a reduction of additional paid-in capital, respectively. Of the $782 and $2,612 recorded as a reduction of additional paid-in capital, $782 and $2,610 was included in accrued wages and wage related expenses as of March 31, 2019, and 2018, respectively.
(8) EARNINGS (LOSS) PER SHARE
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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per common share and diluted earnings (loss) per common share for the three months ended March 31, 2019, and 2018:

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Net (loss) income	$(14,424)	$7,029
Weighted average shares outstanding:
Basic	28,883	28,209
Dilutive effect of restricted stock units	—	484
Diluted	28,883	28,693
(Loss) earnings per share:
Basic	$(0.50)	$0.25
Diluted	$(0.50)	$0.24
For the three months ended March 31, 2019, 1,187 restricted stock units were not considered in calculating diluted loss per share because the Company was in a loss position, and therefore, the effect would have been anti-dilutive.
For the three months ended March 31, 2018, 114 restricted stock units used to purchase shares of common stock were not considered in calculating diluted earnings per share as their effect would have been anti-dilutive.
(9) TREASURY STOCK
During the fourth quarter of 2015, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s outstanding common stock with no expiration date. On March 11, 2019, our board of directors authorized the cancellation of the 2015 stock repurchase program, and authorized a new stock repurchase program of up to $20,000 of our outstanding common stock.
As of March 31, 2019, and December 31, 2018, a total of $20,000 and $5,462 remained authorized under the stock repurchase program, respectively.
The Company repurchased shares for the three months ended March 31, 2019, and 2018, as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Shares repurchased	72	—
Cash consideration paid	$722	$—
Commissions to brokers included in cash consideration paid	$2	$—
Weighted average price per share repurchased	$10.00	$—
The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.

(10) CONTINGENCIES
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
Best Case and Accessories, Inc. v. Zagg, Inc. United States District Court for the Eastern District of New York, Case No. 1:18-CV-04048-LDH-RML (the “BCA Lawsuit”). On July 13, 2018, Best Case and Accessories, Inc. (“Best Case”) filed a complaint against the Company. The Company had previously sent a letter to Best Case alleging that it was using product packaging and display trade dress that is confusingly similar to the Company’s trade dress. In the complaint, Best Case alleges that it does not infringe the Company’s trade dress and that the Company tortiously interfered with Best Case’s business relationships, which the Company disputes. On February 8, 2019, the Company filed a complaint for trade dress infringement against Best Case in the United States District Court for the District of Utah, Case No. 2:19-CV-00090-PMW, in order to respond to the allegations and defend against the claims. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
Dan Dolar, an individual and on behalf of those similarly situated, Plaintiff, v. Mophie, Inc., a California corporation, Defendant, Superior Court of the State of California, Orange County, Case No. 30-2019-01066228-CU-BT-CXC. On April 25, 2019, Dolar filed a complaint against mophie inc. (“mophie”) alleging, among other things, violations of California Consumers Legal Remedies Act, California False Advertising Law, breach of express warranty, violations of the Magnuson-Moss Warranty Act, violations of California Unfair Competition Law, and violation of state Consumer Protection Statutes. The complaint is based on Dolar’s allegation that mophie systematically and routinely mischaracterizes the mAh ratings of the batteries in its products. In his complaint, Dolar seeks to certify a class of Californians who purchased mophie battery-enabled products. The complaint does not specify an amount of damages claimed. Because the complaint was filed so recently, mophie has not been able to fully investigate Dolar’s claims. Based upon information presently available to mophie, it denies that it has engaged in the alleged practices, and intends to vigorously defend the lawsuit.
Michael Young, individually and on behalf of those similarly situated individuals, Plaintiff, v. Mophie, Inc., Defendant, United States District Court, Central District of California. On May 2, 2019, Young filed a complaint against mophie alleging, among other things, violations of consumers protection and unfair trade practice laws Alaska, Connecticut, Delaware, the District of Columbia, Illinois, New Hampshire, New York, Wisconsin, Florida, Hawaii, Massachusetts, Nebraska, Washington, Missouri, Maine, Michigan, New Jersey, Vermont and Rhode Island , breach of express warranties and unjust enrichment. The complaint is based on Dolar’s allegation that mophie systematically and routinely mischaracterizes the mAh ratings of the batteries in its products. In his complaint, Young seeks to certify a class of consumer in the stated named above who purchased mophie battery-enabled products. The complaint does not specify an amount of damages claimed. Because the complaint was filed so recently and has not yet been served on mophie, mophie has not been able to fully investigate Young’s claims. Based upon information presently available to mophie, it denies that it has engaged in the alleged practices, and intends to vigorously defend the lawsuit.
SEC Investigation
The Company previously disclosed an investigation by the SEC related to facts and circumstances surrounding former Chief Executive Officer Robert Pedersen’s pledge and subsequent sale of Company shares and the fact that such pledges and sales were not disclosed in the Company’s 2011 10-K filed on March 15, 2012, or 2012 Proxy filed on April 27, 2012. On March 7, 2019, the Staff of the SEC informed the Company that, after additional consideration and analysis, it has decided to terminate the investigation and dismiss the matter.

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
The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any losses in the condensed consolidated financial statements as of March 31, 2019, due to the fact that either the losses are immaterial or the losses are not considered probable or estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.
(11) CONCENTRATIONS
Concentration of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in cash accounts for the three months ended March 31, 2019, and 2018.
As of March 31, 2019, and December 31, 2018, two separate customers were equal to or exceeded 10% of the balance of accounts receivable, as follows:

	March 31, 2019	December 31, 2018

Superior Communications, Inc. (“Superior”)	42%	50%
Best Buy Co., Inc. (“Best Buy”)	10%	15%
No other customer account balances were more than 10% of accounts receivable as of March 31, 2019, and December 31, 2018. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
Concentration of net sales
For the three months ended March 31, 2019, Best Buy accounted for 10% of net sales, and for the three months ended March 31, 2018, Superior accounted for over 10% of net sales, as follows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018

Superior	6%	29%
Best Buy	10%	8%
For the three months ended March 31, 2019, and 2018, no other customers accounted for greater than 10% of net sales.
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
Our Business
ZAGG Inc and its subsidiaries (“we,” “us,” “our,” “ZAGG,” or the “Company”) are global innovation leaders in accessories and technologies that empower mobile lifestyles, with a commitment to enhance every aspect of performance, productivity, and durability in mobile devices with our creative product solutions. Our business was initially created from the concept of using a clear film originally designed to protect the blades of military helicopters in harsh desert conditions to protect consumers’ mobile devices. Since then, we have endeavored to continuously innovate and improve our products to meet changing customer needs, and now offer a wide array of innovative products in several product categories to protect, enhance, and create a better mobile device experience. Mobile devices are essential to modern living and our mission is to enable the optimal mobile lifestyle through the use of our products.
In addition to our home-grown brands, we have created a platform to combine category-creating and innovative brands that we have acquired with our existing house of brands to address specific consumer needs and empower a mobile lifestyle. We have an award-winning product portfolio that includes screen protection, power cases, power management, wireless charging, audio, mobile keyboards, protective cases, and other mobile accessories sold under the ZAGG®, InvisibleShield®, mophie®, IFROGZ®, BRAVEN®, Gear4®, and HALO® brands.
We maintain our corporate headquarters at 910 West Legacy Center Way, Suite 500, Midvale, Utah 84047. Our telephone number is (801) 263-0699, and our website addresses are www.ZAGG.com,  www.mophie.com, www.gear4.com, and www.halo2cloud.com (the URLs are included here as inactive textual references, and information contained on, or accessible through, our websites is not a part of, and is not incorporated by reference into, this report).
We have established four corporate objectives and seven core values to act as a foundation for our corporate culture and guide us daily:

Corporate Objectives	Core Values
Creative Product Solutions	Integrity
Targeted Global Distribution	Ownership
Operational Excellence	Care for People
The Preferred Brand	Passion
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
InvisibleShield Glass is designed to provide premium screen protection and clarity, along with a superior feel and compatible touch sensitivity. During 2018, we launched InvisibleShield Glass + VisionGuard™ for Apple® iPhone® smartphones, Apple iPad® tablets and Google® Pixel® smartphones, which features protective EyeSafe® technology that filters out portions of the harmful high-energy visible blue light spectrum emanating from device screens, while maintaining the superior color performance of the device display. In addition, in 2019 we introduced InvisibleShield Ultra Clear™ for selected smartphone models that offers maximum clarity and shatter protection with an advanced glass-like surface that feels as smooth as the smartphone’s original screen.
We have maintained the leading market share in screen protection in the United States (“U.S.”) by consistently delivering innovative InvisibleShield products to the market. We continue to innovate and expand our screen protection products to meet the evolution of new technology and consumer needs in the market.
Gear4 Products
Gear4 HK Limited (“Gear4”), is one of the top selling smartphone case brands in the United Kingdom (“U.K.”). Gear4 protective cases exclusively feature D3O® technology, which is designed to provide the thinnest and most advanced impact and shock absorption - the same material used in professional sports, industrial, and military equipment applications. In their raw states, D3O materials, can flow freely when manipulated slowly, but on shock, lock together to absorb and disperse energy before instantly returning to their flexible state. In early 2019, we released the Chelsea product line which is a new-to-market concept that allows consumers to express their personal style by swapping the design of their case with ease. With this new Gear4 innovation, consumers can easily insert the design between a Gear4 clear case and the device for the perfect combination of style and impact protection.
With D3O technology and our expansive global distribution channels, we believe Gear4 cases will offer the best mobile device protection experience for our customers and provide us with meaningful growth opportunities in our protection product line.

mophie Products
mophie is a leading battery case, mobile power, and wireless charging brand with award-winning products designed to liberate mobile users from the limitations of mobile devices by providing more time to rock, talk, watch, game, surf, save, and send. Notably, the original juice pack® was designed to provide device-specific protection as well as additional battery power to many of the most popular mobile phones. mophie products are recognized for style and engineered for performance, providing a seamless integration of hardware, software, and design. Currently, the mophie ecosystem of mobile accessories provides both power and protection for virtually any mobile device. With groundbreaking battery cases, wireless charging, universal batteries, cables, adapters, and docks, mophie products represent innovation at the forefront of design and development.
mophie’s innovative universal wireless charging pads are designed to provide an optimized charging experience with the latest Qi wireless charging technology for universal compatibility. During 2018, new charge stream powerstation® products were launched to ensure consumers have access to easy, fast and convenient wireless charging anywhere and anytime for Apple, Samsung®, and other Qi-enabled mobile devices. In early 2019, we launched the new juice pack access battery cases to provide advanced impact protection for Apple’s latest smartphones that feature extra battery life, wireless charging and full access to the iPhone Lightning® port.
We continue to innovate and expand our power case and power management product lines under the mophie brand to provide new product experiences that are pleasing to consumers.
HALO Products
Halo2Cloud, LLC (“HALO”) leads in providing direct-to-consumer accessories backed by an extensive intellectual property portfolio. HALO designs, develops, and markets innovative technology products to make consumers' lives easier through empowering mobile lifestyles. HALO products are at the nexus of fashion and function to power consumers' lives. With a rich history of innovation that includes wireless charging, car and wall chargers, portable power, and power wallets, with a long-standing reputation as one of the top selling electronics brands on QVC®, HALO is a global leader in televised home shopping and e-commerce.
We believe that products under the HALO brand will continue to lead in providing the most innovative mobile lifestyle solutions available on the market today and that these products will continue to be positioned to address the evolving needs of consumers around the world.
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
IFROGZ EarPollution® product line of earbuds and headphones specifically target a younger demographic while still appealing to a wide spectrum of consumers. During 2018, we introduced the Sound Hub™ wireless earbud family. With this new line of wireless audio, consumers have more customized options for their wireless audio as its Bluetooth® receiver turns any device with a 3.5mm jack (such as headphones, earbuds, and speakers) into a wireless audio device.
We continue to innovate and expand our headphone and earbud product lines under the IFROGZ brand to include offerings for all ages under both the EarPollution and Sound Hub product lines.
BRAVEN Products
BRAVEN products innovate the rugged Bluetooth audio category by combining unparalleled design with cutting-edge technology to produce premium Bluetooth audio solutions for the outdoor adventurer and modern audio enthusiast. BRAVEN’s intelligently designed products include robust craftsmanship and world-class engineering to create a thrilling audio experience.
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
Critical Accounting Policies and Estimates
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of these amounts in the notes to the financial statements. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our critical accounting policies and estimates are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Form 10-K. There have been no material changes to the critical accounting policies or estimates previously disclosed in that report.
Recent Accounting Pronouncements
Information regarding recent accounting pronouncements is contained in Note 1, “Nature of Operations and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements, which is incorporated herein by reference.

Results of Operations (Amounts in thousands, except per share data)
Three months ended March 31, 2019 and 2018
Net sales
Net sales for the three months ended March 31, 2019, were $78,750, compared to net sales of $112,066 for the three months ended March 31, 2018, a decrease of $33,316 or 30%. The $33,316 decrease in net sales was primarily attributable to (1) decreased sales of wireless charging accessories due to challenging sell-in comparisons from the initial product launch in 2017 that extended into the first quarter of 2018 and (2) a decrease in sales of screen protection products and wireless charging accessories due to a pull forward of shipments into the fourth quarter of 2018 ahead of a potential tariff increase. These decreases were partially offset by increased sales of power cases driven from the launch of the new juice pack access and initial sales from our newly acquired brands: Gear4, HALO, and BRAVEN.
Gross profit
Gross profit for the three months ended March 31, 2019, was $23,822 or approximately 30% of net sales, compared to $37,592 or approximately 34% of net sales for the three months ended March 31, 2018. The decrease in gross profit margin was primarily attributable to (1) the mix of curved glass screen protection products, which are at comparatively lower margins than our flat glass products and which sales increased during the three months ended March 31, 2019 compared to the same period last year, and (2) a decrease in sales of our wireless charging products compared to the same period last year.
Operating expenses
Total operating expenses for the three months ended March 31, 2019, were $40,882, compared to operating expenses of $29,673 for the three months ended March 31, 2018, an increase of $11,209 or 38%. The $11,209 increase in operating expenses was primarily attributable to (1) additional selling, general and administrative expense associated with the newly acquired BRAVEN, Gear4 and HALO brands, (2) higher amortization of long-lived intangibles related to the BRAVEN, Gear4 and HALO acquisitions, and (3) increased marketing investments to support our growing portfolio of brands and products.
Other expense, net
For the three months ended March 31, 2019, total other expense, net was $1,526 compared to total other expense, net of $5 for the three months ended March 31, 2018. The increase in other expense is primarily attributable to a loss on foreign exchange transactions and an increase of interest expense due to higher carrying amounts of debt.
Income tax benefit (provision)
We recognized an income tax benefit of $4,162 for the three months ended March 31, 2019, compared to an income tax provision of $885 for the three months ended March 31, 2018. Our effective tax rate was 22% and 11% for the three months ended March 31, 2019 and 2018, respectively. The increase in the effective tax rate was due to several factors including but not limited to a difference in the amount of the discrete item with respect to the restricted stock unit awards. The majority of the Company’s restricted stock unit awards vest in the quarter. The windfall adjustment decreased significantly from the quarter of 2018 to the quarter of 2019. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items including amounts disallowed under §162(m) of the Internal Revenue Code, our global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.
Net (loss) income
As a result of these factors, we reported net loss of $14,424 or $0.50 per share on a fully diluted basis for the three months ended March 31, 2019, compared to net income of $7,029 or $0.24 per share on a fully diluted basis for the three months ended March 31, 2018.
Liquidity and Capital Resources (Amounts in thousands)
As of March 31, 2019, our principal sources of liquidity were cash on hand and net borrowings from revolving credit facilities. Our principal uses of cash have been for a business acquisition, cash used in operations, purchase of property and equipment, and purchase of treasury shares.
Cash and cash equivalents on-hand decreased to $14,789 on March 31, 2019, from $15,793 on December 31, 2018, a decrease of $1,004. The net decrease was primarily attributable to (1) $20,368 net cash paid for the HALO Acquisition, (2) $12,137 used in operating activities, (3) $2,628 paid for property and equipment purchases, and (4) $722 of payments for treasury stock. These expenditures are partially offset by $35,000 net proceeds from revolving credit facilities.

Accounts receivable, net of allowances, decreased to $93,617 on March 31, 2019, from $156,667 on December 31, 2018, a decrease of $63,050. The net decrease was primarily attributable to comparatively lower sales for the first quarter of 2019 in comparison to the fourth quarter of 2018, as well as strong cash collections during the three months ended March 31, 2019.
Inventories increased to $100,226 on March 31, 2019, from $82,919 on December 31, 2018, an increase of $17,307. The net increase was primarily attributable to lower sales in the first quarter of 2019, an increase in inventory levels needed to support new product launches, and an increase in inventory from the acquisition of HALO.
Accounts payable decreased to $55,045 on March 31, 2019, from $80,908 on December 31, 2018, a decrease of $25,863. The net decrease was primarily attributable to lower sales for the first quarter of 2019 in comparison to the fourth quarter of 2018 and payment on accounts payable outstanding on December 31, 2018, during the three months ended March 31, 2019. These decreases were partially offset by liabilities assumed in the acquisition of HALO.
As of March 31, 2019, we achieved working capital of $108,309 compared to $105,540 as of December 31, 2018, an increase of $2,769. The net increase in the working capital position was primarily attributable to the changes in accounts receivable, net of allowances, inventories, and accounts payable previously noted, as well as a decrease in the sales return liability due to decreased sales during the three months ended March 31, 2019 and an increase in income tax receivable due to the loss recorded for the three months ended March 31, 2019.
Based on the current level of operations, we believe that cash on hand and available borrowings under our current credit arrangement will be adequate to fund expected capital expenditures and working capital needs for the next 12 months.
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
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period of this report, our disclosure controls and procedures were effective and were designed to provide reasonable assurance that information required to be included in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
The acquisition of HALO on January 3, 2019, represents a material change in internal control over financial reporting since management’s last assessment of our internal control over financial reporting which was completed as of December 31, 2018. The HALO business utilizes separate information and accounting systems and processes. We intend to exclude the operations of HALO from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended December 31, 2019.
We acquired Gear4 on November 30, 2018, and excluded Gear4 from our assessment of internal control over financial reporting as of December 31, 2018. We are in the process of integrating the Gear4 and HALO businesses into our information and accounting systems and processes and expect that this effort will be completed in 2019.

Other than the acquisition of HALO, there were no significant changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Certain of the legal proceedings in which we are involved are discussed in Note 10, “Contingencies,” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our 2018 Form 10-K, which could materially affect our business, financial condition or future results. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2018 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
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
During the three months ended March 31, 2019, we repurchased 72 shares of ZAGG Inc common stock, for a total consideration of $722, which included commissions and processing fees totaling $2. As of March 31, 2019, a total of $20,000 remained authorized under the stock repurchase program.
The shares repurchased during the three months ended March 31, 2019 are as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31, 2019	72.00	$10.00	72.00	$4,740
February 1 - February 28, 2019	—	$—	—	$4,740
March 1 - March 31, 2019	—	$—	—	$20,000
Except as previously disclosed in our Current Report on Form 8-K filed on January 8, 2019 in connection with the HALO Acquisition, there were no other unregistered sales of securities during the three months ended March 31, 2019.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
a. Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit Number	Description of Exhibit

2.1
Membership Interest Purchase Agreement, dated as of January 3, 2019, by and among ZAGG Inc, ZAGG Hampton LLC, Halo2Cloud, LLC, the members of Halo2Cloud, LLC, and Patrick Keenan, as Sellers' representative (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on January 8, 2019, and incorporated herein by this reference).

10.1
Taylor Smith Employment Agreement dated March 11, 2019 (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 12, 2019 and incorporated herein by this reference).

10.2
Taylor Smith Change of Control Agreement dated March 11, 2019 (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 12, 2019 and incorporated herein by this reference).

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

ZAGG INC.

May 8, 2019	/s/ CHRIS AHERN
Chris Ahern
Chief Executive Officer & Director
(Principal executive officer)

May 8, 2019	/s/ TAYLOR D. SMITH
Taylor D. Smith
Chief Financial Officer
(Principal financial officer)