Form 10-Q
period 2019-06-30
ZAGG Inc
filed 2019-08-07
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
(Mark one)
☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
June 30, 2019, or
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
Not Applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act). Yes ☐ No ☑
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	ZAGG	The Nasdaq Stock Market, LLC
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,080,293 common shares as of August 6, 2019.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)
(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$12,885	$15,793
Accounts receivable, net of allowances of $431 and $885	102,578	156,667
Income tax receivable	3,427	375
Inventories	110,565	82,919
Prepaid expenses and other current assets	6,393	5,473
Total current assets	235,848	261,227

Property and equipment, net of accumulated depreciation of $13,860 and $11,844	17,714	16,118
Intangible assets, net of accumulated amortization of $87,692 and $78,627	70,542	52,054
Deferred income tax assets	15,396	19,403
Operating lease right of use assets	10,380	—
Goodwill	43,560	27,638
Other assets	1,315	1,571
Total assets	$394,755	$378,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,988	$80,908
Sales returns liability	37,522	54,432
Accrued wages and wage related expenses	6,665	6,624
Accrued liabilities	9,511	13,723
Current portion of operating lease liabilities	2,154	—
Total current liabilities	126,840	155,687

Line of credit	95,363	58,363
Operating lease liabilities	11,889	—
Other long-term liabilities	7,913	5,470
Total liabilities	242,005	219,520
Commitments and contingencies (Note 1 and Note 10)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 36,140 and 34,457 shares issued	36	34
Treasury stock, 7,055 and 6,983 common shares at cost	(50,455)	(49,733)
Additional paid-in capital	111,279	96,486
Accumulated other comprehensive loss	(1,425)	(1,410)
Retained earnings	93,315	113,114
Total stockholders’ equity	152,750	158,491
Total liabilities and stockholders’ equity	$394,755	$378,011

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net sales	$106,796	$118,565	$185,546	$230,631
Cost of sales	69,037	80,908	123,965	155,381
Gross profit	37,759	37,657	61,581	75,250

Operating expenses:
Advertising and marketing	4,514	2,638	9,099	5,233
Selling, general and administrative	34,491	27,035	66,075	51,342
Transaction costs	374	18	621	18
Amortization of intangible assets	4,599	2,773	9,065	5,545
Total operating expenses	43,978	32,464	84,860	62,138

(Loss) income from operations	(6,219)	5,193	(23,279)	13,112

Other income (expense):
Interest expense	(1,103)	(346)	(2,113)	(846)
Other income (expense)	1,192	(681)	676	(186)
Total other income (expense)	89	(1,027)	(1,437)	(1,032)

(Loss) income before provision for income taxes	(6,130)	4,166	(24,716)	12,080

Income tax benefit (provision)	794	(950)	4,956	(1,835)

Net (loss) income	$(5,336)	$3,216	$(19,760)	$10,245

(Loss) earnings per share attributable to stockholders:
Basic (loss) earnings per share	$(0.18)	$0.11	$(0.68)	$0.36
Diluted (loss) earnings per share	$(0.18)	$0.11	$(0.68)	$0.36

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net (loss) income	$(5,336)	$3,216	$(19,760)	$10,245

Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	141	(969)	(15)	(680)
Total other comprehensive income (loss)	141	(969)	(15)	(680)

Total comprehensive (loss) income	$(5,195)	$2,247	$(19,775)	$9,565

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, March 31, 2019	36,117	$36	$109,870	$(1,566)	$(50,455)	$98,651	$156,536
Net loss	—	—	—	—	—	(5,336)	(5,336)
Other comprehensive income	—	—	—	141	—	—	141
Treasury stock purchase	—	—	—	—	—	—	—
Restricted stock release	22	—	—	—	—	—	—
Employee stock purchase plan release	1	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,475	—	—	—	1,475
Payment of withholding taxes on restricted stock units	—	—	(66)	—	—	—	(66)
Shares issued as consideration for acquisition	—	—	—	—	—	—	—
Balances, June 30, 2019	36,140	$36	$111,279	$(1,425)	$(50,455)	$93,315	$152,750

	For the Six Months Ended June 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, December 31, 2018	34,457	$34	$96,486	$(1,410)	$(49,733)	$113,114	$158,491
Cumulative effect of accounting change	—	—	—	—	—	(39)	(39)
Balance after cumulative effect of accounting change	34,457	$34	$96,486	$(1,410)	$(49,733)	$113,075	$158,452
Net loss	—	—	—	—	—	(19,760)	(19,760)
Other comprehensive income	—	—	—	(15)	—	—	(15)
Treasury stock purchase	—	—	—	—	(722)	—	(722)
Restricted stock release	222	—	—	—	—	—	—
Employee stock purchase plan release	3	—	13	—	—	—	13
Stock-based compensation expense	—	—	2,660	—	—	—	2,660
Payment of withholding taxes on restricted stock units	—	—	(848)	—	—	—	(848)
Shares issued as consideration for acquisition	1,458	$2	$12,968	$—	$—	$—	$12,970
Balances, June 30, 2019	36,140	$36	$111,279	$(1,425)	$(50,455)	$93,315	$152,750

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30, 2018
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, March 31, 2018	34,416	$34	$94,134	$(59)	$(37,637)	$80,954	$137,426
Net income	—	—	—	—	—	3,216	3,216
Other comprehensive loss	—	—	—	(969)	—	—	(969)
Treasury stock purchase	—	—	—	—	(3,006)	—	(3,006)
Restricted stock release	7	—	—	—	—	—	—
Employee stock purchase plan release	—	—	55	—	—	—	55
Stock-based compensation expense	—	—	807	—	—	—	807
Payment of withholding taxes on restricted stock units	—	—	(19)	—	—	—	(19)
Balances, June 30, 2018	34,423	$34	$94,977	$(1,028)	$(40,643)	$84,170	$137,510

	For the Six Months Ended June 30, 2018
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, December 31, 2017	34,104	$34	$96,145	$(348)	$(37,637)	$77,805	$135,999
Cumulative effect of accounting change	—	—	—	—	—	(3,880)	(3,880)
Balance after cumulative effect of accounting change	34,104	$34	$96,145	$(348)	$(37,637)	$73,925	$132,119
Net income	—	—	—	—	—	10,245	10,245
Other comprehensive loss	—	—	—	(680)	—	—	(680)
Treasury stock purchase	—	—	—	—	(3,006)	—	(3,006)
Restricted stock release	318	—	—	—	—	—	—
Employee stock purchase plan release	1	—	55	—	—	—	55
Stock-based compensation expense	—	—	1,408	—	—	—	1,408
Payment of withholding taxes on restricted stock units	—	—	(2,631)	—	—	—	(2,631)
Balances, June 30, 2018	34,423	$34	$94,977	$(1,028)	$(40,643)	$84,170	$137,510

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net (loss) income	$(19,760)	$10,245
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	2,660	1,408
Depreciation and amortization	12,256	9,230
Deferred income tax assets	(2,169)	481
Loss on disposal of property and equipment	6	9
Loss on deferred loan costs with debt modification	—	243
Amortization of deferred loan costs	101	106
Amortization of right of use assets	1,066	—
Changes in operating assets and liabilities:
Accounts receivable, net	55,006	37,318
Inventories	(24,313)	5,080
Prepaid expenses and other current assets	396	503
Other assets	179	(563)
Accounts payable	(12,654)	(34,480)
Income tax receivable	(3,555)	(3,512)
Sales returns liability	(19,627)	(5,092)
Accrued wages and wage related expenses	(360)	153
Accrued liabilities	(1,904)	(1,404)
Lease liabilities	(1,134)	—
Other	79	232
Net cash (used in) provided by operating activities	(13,727)	19,957

Cash flows from investing activities:
Purchase of property and equipment	(4,213)	(2,701)
Proceeds from disposal of equipment	2	26
Purchase of HALO, net of cash acquired	(20,368)	—
Net cash used in investing activities	(24,579)	(2,675)

Cash flows from financing activities:
Proceeds from revolving credit facility	176,566	198,761
Payments on revolving credit facility	(139,566)	(214,215)
Payments on term loan facility	—	(2,084)
Purchase of treasury stock	(722)	(3,006)
Payment of withholding on restricted stock units	(782)	(2,610)
Payment of deferred loan costs	—	(294)
Proceeds from issuance of stock under employee stock purchase plan	13	55
Net cash provided by (used in) financing activities	35,509	(23,393)

Effect of foreign currency exchange rates on cash equivalents	(111)	(296)

Net decrease in cash and cash equivalents	(2,908)	(6,407)

Cash and cash equivalents at beginning of the period	15,793	24,989
Cash and cash equivalents at end of the period	$12,885	$18,582

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,998	$926
Cash paid during the period for income taxes, net	629	4,683
Cash paid during the period for rent expenses included in the measurement of lease liabilities	1,453	—

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$451	$541
Withholding tax on restricted stock units recorded in accrued wages and wage related expenses	66	21
Purchase of HALO through amounts due to seller, contingent payments and common stock	16,985	—
Modification of debt that resulted in payment of existing term loan balance	—	11,991
Noncash change in lease asset and operating liabilities from remeasurement of existing leases and addition of new leases	1,856	—

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, and shares in thousands, except per share amounts)
(Unaudited)
(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION
ZAGG Inc and its subsidiaries (the “Company”) are innovation leaders in mobile tech accessories for smartphones and tablets. For over 15 years, the Company has developed creative product solutions that enhance and protect mobile devices for consumers around the world. The Company has an award-winning product portfolio that includes screen protection, power cases, power management, wireless charging, audio, mobile keyboards, protective cases, and other mobile accessories sold under the ZAGG®, InvisibleShield®, mophie®, IFROGZ®, BRAVEN®, Gear4®, and HALO® brands.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations, and cash flows of the Company for the periods presented. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements included in the 2018 Form 10-K. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.
Adoption of Accounting Standards Codification (“ASC”) Topic 842, “Leases” (In thousands, except lease terms and discount rates)
The Company adopted ASC Topic 842,“Leases” (“Topic 842”) with a date of initial application of January 1, 2019. As a result of this adoption, the Company has changed its accounting policy for leases as detailed below.
The Company applied Topic 842 on January 1, 2019, using the modified retrospective approach. The adoption of Topic 842 includes the cumulative effect of adopting the new standard being recognized in retained earnings at January 1, 2019, which allows for the application of the standard solely to the transition period in 2019 but does not require application to prior fiscal comparative periods presented. Therefore, the prior period comparative information has not been adjusted and continues to be reported under the previous ASC Topic 840, “Leases” (“Topic 840”) standard. The Company also elected the package of available practical expedients allowable under Topic 842 guidelines in its adoption approach.
The adoption of Topic 842 resulted in an increase in long-term lease liabilities of $10,684 which was included in operating lease liabilities; an increase in short-term lease liabilities of $2,362 which was included in current portion of operating lease liabilities; an initial recognition of right of use (“ROU”) assets of $8,842 which was included in operating lease right of use assets; an increase of deferred tax assets, net of $1,424; a derecognition of $3,346 related to lease liabilities under Topic 840 which was included in accrued liabilities; a decrease in deferred rent of $819 which was included in accrued liabilities; and a decrease of $39 in retained earnings as a cumulative effect of adoption.

As the Company did not have any finance leases upon adoption of Topic 842 at January 1, 2019, the largest driver of changes for the adoption of Topic 842 was the addition of the Company’s operating leases to the condensed consolidated balance sheet, creating ROU assets and lease liabilities on the condensed consolidated balance sheet as of June 30, 2019. Under Topic 840, operating leases were not included on the condensed consolidated balance sheets, whereas under Topic 842, ROU assets and lease liabilities are calculated and recorded on the lease commencement date. The standard had a material impact in the Company’s consolidated balance sheets, but did not have a significant impact in its condensed consolidated statements of operations. In addition, the adoption of Topic 842 had no impact to cash provided by or used in operating, financing, or investing on the condensed consolidated statements of cash flows.
Lease accounting policy
The Company determines if an arrangement is a lease at contract inception and then determines if such qualifying lease is classified as an operating lease or a finance lease. As of June 30, 2019, the Company only has operating leases. For operating leases, the Company measures lease liabilities based on the present value of the future minimum lease payments over the lease term at commencement date. As most of its leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on relevant information available at each leases' commencement date in determining the present value of future payments for each individual lease. ROU assets are measured as the sum of the amount of the initial measurement of the lease liability, plus any prepaid lease payments made minus any lease incentives received, and any initial direct costs incurred. The Company’s lease terms may include options to extend or terminate leases that will be recognized when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components under the definition of Topic 842. Upon adoption of Topic 842, the Company elected a practical expedient not to separate the lease and non-lease components for its leases for physical space and equipment and accounts for them as a single lease component.
Lease information
The Company has operating leases for offices, retail stores, and warehouse space that expire through 2027. The Company’s leases have remaining lease terms of 7 months to 9 years, some of which include options to extend the leases up to 10 years. The following summarizes the activities in the Company’s ROU assets and lease liabilities for the six months ended June 30, 2019:

	Beginning Balance as of January 1, 2019	Adoption of Topic 842	Additions	Amortization	Ending Balance as of June 30, 2019

ROU assets	$—	$8,842	$2,604	$(1,066)	$10,380
Lease liabilities	—	13,046	2,131	(1,134)	14,043
For the three and six months ended June 30, 2019, the rent expense was $799 and $1,652, respectively. For the three and six months ended June 30, 2018, the rent expense was $818 and $1,546, respectively. Rent expense was recognized on a basis which approximates straight-line over the lease term and was recorded as a component of selling, general and administrative expense on the condensed consolidated statement of operations. As of June 30, 2019, the Company had a weighted-average remaining lease term of 5.4 years and a weighted-average discount rate used to calculate the lease liability of 4.42%.
Future maturities of lease liabilities as of June 30, 2019 were as follows:

Remaining 2019	$1,801
2020	3,199
2021	2,718
2022	2,738
2023	2,203
Thereafter	3,144
Total lease payments	$15,803
Less: imputed interest	(1,760)
Lease liabilities	$14,043
No other leases have been entered into under which the Company has significant rights and obligations as the lessee except those noted above.

Minimum rental payments for operating leases required under Topic 840 as of December 31, 2018 are as follows:

2019	$3,198
2020	2,842
2021	2,457
2022	2,517
2023	1,976
Thereafter	2,098
Total operating lease commitments	$15,088

(2) REVENUE
Disaggregation of revenue from contracts with customers
In the following tables, revenue from contracts with customers are disaggregated by key product lines, key distribution channels, and key geographic regions.
The percentage of net sales related to the Company’s key product lines for the three and six months ended June 30, 2019 and 2018, was approximately as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Protection (screen protection and cases)	54%	55%	56%	52%
Power (power management and power cases)	34%	34%	32%	36%
Audio	3%	4%	4%	5%
Productivity (keyboards and other)	9%	7%	8%	7%
The percentage of net sales related to the Company’s key distribution channels for the three and six months ended June 30, 2019 and 2018, was approximately as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Indirect channel	85%	88%	82%	88%
Website	10%	8%	12%	8%
Franchisees	5%	4%	6%	4%
The percentage of net sales related to the Company’s key geographic regions for the three and six months ended June 30, 2019 and 2018, was approximately as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

United States	74%	85%	72%	83%
Europe	15%	10%	14%	10%
Other	11%	5%	14%	7%

Contract Balances
Timing of revenue recognition may differ from timing of invoicing to customers or timing of consideration received. The following table provides information about receivables, right of return assets, contract liabilities, refund liabilities, and warranty liabilities from the Company’s contracts with customers as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Receivables, which comprises the balance in accounts receivable, net of allowances	$102,578	$156,667
Right of return assets, which are included in prepaid expenses and other current assets	706	999
Refund liabilities, which are included in sales return liability	33,904	49,786
Warranty liabilities, which are included in sales return liability	3,618	4,646
Contract liabilities, which are included in accrued liabilities	60	96
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
During the three and six months ended June 30, 2019, revenue recognized that was included in the contract liability balance as of December 31, 2018, was $25 and $36, respectively.
The following summarizes the activities in the Company’s warranty liabilities for the six months ended June 30, 2019:

Balance as of December 31, 2018	$4,646
Additions	4,744
Warranty claims charged	(5,772)
Balance as of June 30, 2019	$3,618

(3) ACQUISITIONS
Acquisition of HALO
On January 3, 2019, (the “HALO Acquisition Date”), ZAGG Hampton LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a membership interest purchase agreement (the “Purchase Agreement”) with Halo2Cloud, LLC (“HALO”) and its equity owners to acquire all of the outstanding equity interests of HALO (the “HALO Acquisition”). HALO is a leading direct-to-consumer mobile accessories company with an extensive intellectual property portfolio that specializes in wireless charging, car and wall chargers, portable power, and other accessories. The Company acquired HALO to expand its product and intellectual property portfolio, and to enter into new distribution channels.
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
As agreed in the Purchase Agreement, the Company retained $2,424 from the cash due to the sellers and will hold this amount for 18 months following the HALO Acquisition Date as security for HALO’s indemnification obligations. The $2,424 retained by the Company that is due HALO is recorded in other long-term liabilities in the condensed consolidated balance sheets.
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

Cash	$1,151
Accounts receivable	2,436
Inventory	2,889
Inventory step up	494
Prepaid expenses and other assets	1,310
Property and equipment	627
Amortizable identifiable intangible assets	27,554
Goodwill	15,922
Operating lease right of use assets	748
Accounts payable	(2,867)
Income tax payable	(501)
Accrued expenses	(255)
Accrued wages and wage related expenses	(324)
Sales return liability	(2,728)
Deferred tax liability	(6,177)
Lease liabilities	(1,775)
Total	$38,504
The Company is still finalizing the fair value measurements of the assets acquired and liabilities assumed, and therefore, the Company’s fair value estimates for the assets acquired and liabilities assumed are preliminary and may change during the allowable measurement period. The allowable measurement period continues to the date the Company obtains and analyzes all relevant information that existed as of the HALO Acquisition Date necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case is to exceed more than one year from the HALO Acquisition Date. The Company is analyzing information to verify assets acquired and liabilities assumed.
Identifiable Intangible Assets
Classes of acquired intangible assets include technologies, trade names, and customer relationships. The fair value of the identifiable intangible assets was determined using the income valuation method. For assets valued under the income approach, the estimate of the present value of expected future cash flows for each identifiable asset was based on discount rates which incorporate a risk premium to take into account the risks inherent in those expected cash flows. The expected cash flows were estimated using available historical data adjusted based on the Company’s historical experience and the expectations of market participants.

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
Acquisition Costs
As part of the HALO Acquisition, the Company incurred legal, accounting, and other due diligence fees that were expensed when incurred. Total fees incurred related to the HALO Acquisition for the three and six months ended June 30, 2019 was $36 and $283, respectively, which were included as a component of operating expenses on the consolidated statements of operations.
Results of Operations
The results of operations of HALO were included in the Company’s results of operations beginning on January 4, 2019. For HALO’s results of operations from January 4, 2019 through June 30, 2019, HALO generated net sales of $5,198 and had a net loss before tax of $3,761.
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
Pro Forma Results of Operations for HALO and Gear4
The following pro-forma results of operations for the three months ended June 30, 2018, and for the six months ended June 30, 2019, and 2018, give pro forma effect as if the acquisitions of HALO and Gear4 and the related borrowings used to finance the acquisition had occurred on January 1, 2018, after giving effect to certain adjustments including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2019	June 30, 2018

Net sales	$123,245	$185,546	$239,373
Net (loss) income	$(97)	$(18,538)	$1,745
Basic (loss) earnings per share	$(0.01)	$(0.64)	$0.06
Diluted (loss) earnings per share	$—	$(0.64)	$0.06

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
The nonrecurring pro forma adjustments attributable to the pro forma results of operations are as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2018	June 30, 2019	June 30, 2018

Amortization expense	$1,667	$59	$3,333
Transaction costs	$327	$(283)	$606
Amortization of fair value adjustment to inventory	$198	$(494)	$589
Interest from the amended credit facility and amortization of debt issuance costs	$433	$—	$866

The pro forma results do not reflect events that either have occurred or may occur after the HALO Acquisition and Gear4 Acquisition, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods.
(4) INVENTORIES
Inventories consisted of the following as of June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018

Finished goods	$108,781	$81,397
Raw materials	1,784	1,522
Total inventories	$110,565	$82,919
Included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers of $382 and $382 as of June 30, 2019, and December 31, 2018, respectively.
(5) GOODWILL AND INTANGIBLE ASSETS
There was no change in goodwill during the three months ended June 30, 2019. During the six months ended June 30, 2019, goodwill increased in connection with the HALO Acquisition. The following table summarizes the changes in goodwill during the six months ended June 30, 2019:

Balance as of December 31, 2018	$27,638
Increase in connection with HALO Acquisition	15,922
Balance as of June 30, 2019	$43,560
There was no change in goodwill during the three and six months ended June 30, 2018.
There were no additions to intangible assets for the three months ended June 30, 2019. In connection with the HALO Acquisition, intangible assets increased $27,554 for patents and technology, trade names, and customer relationships for the six months ended June 30, 2019. There were no additions to intangible assets for the three and six months ended June 30, 2018. Additionally, there were no impairments of intangible assets for the three and six months ended June 30, 2019, and 2018.

Intangible assets, net of accumulated amortization as of June 30, 2019, and December 31, 2018, were as follows:

	June 30, 2019	December 31, 2018

Trade names	$28,634	$26,988
Patents and technology	20,281	8,723
Customer relationships	21,027	15,560
Non-compete agreements	599	778
Other	1	5
Total intangible assets, net of accumulated amortization	$70,542	$52,054
The total weighted average useful lives of intangible assets as of June 30, 2019, and December 31, 2018, was 8.3 years and 8.3 years, respectively.
(6) INCOME TAXES
For interim periods, the tax provision is determined utilizing an estimate of the Company’s annual effective tax rate adjusted for discrete items, if any. The Company's effective tax rate for the three and six months ended June 30, 2019, was 13% and 20%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2018, was 23% and 15%, respectively. The change in the effective tax rate for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was primarily due to the impact of a discrete item for restricted stock unit awards relative to pre-tax book income for the period. The change in the effective tax rate for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was due to several factors including but not limited to a difference in the amount of the discrete item for restricted stock unit awards, as well as an increase in the amounts disallowed under §162(m) of the Internal Revenue Code. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items including amounts disallowed under §162(m) of the Internal Revenue Code, the Company’s global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.
(7) STOCK-BASED COMPENSATION
The grant of restricted stock units with respective weighted-average fair value per share for the three and six months ended June 30, 2019, and 2018, is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Granted	—	197	643	278
Weighted average fair value per share	$—	$11.65	$9.82	$12.48
The fair value of the restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock units vest annually on a straight-line basis over a nine-month (annual board of directors’ grant) to a three-year vesting term, depending on the terms of the individual grant.
As part of the 643 and 278 restricted stock units granted during the six months ended June 30, 2019, and 2018, the Company granted 287 and 167 restricted stock units to certain executives and employees of the Company where vesting is linked to specific performance criterion. These performance-based restricted stock units only vest upon the (1) Company’s achievement of specified thresholds of net sales, Adjusted EBITDA, and/or specific goals for the individual executive, and (2) continued employment through the applicable vesting date.

The estimated fair value of the restricted stock units is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. The following are stock-based compensation expenses related to restricted stock units recorded for the three and six months ended June 30, 2019, and 2018, which are included as a component of selling, general, and administrative expense on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Stock-based compensation expense related to restricted stock units	$1,475	$807	$2,660	$1,408
During the six months ended June 30, 2019, and 2018, certain Company employees elected to receive a net amount of shares upon the vesting of restricted stock unit grants in exchange for the Company paying up to the maximum statutory withholding amount of the employees’ tax liabilities for the fair value of the award on the vesting date. This resulted in the Company recording $848 and $2,631 reflected as a reduction of additional paid-in capital, respectively. Of the $848 recorded as a reduction of additional paid-in capital, $66 was included in accrued wages and wage related expenses as of June 30, 2019.
(8) EARNINGS (LOSS) PER SHARE:
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
The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per common share and diluted earnings (loss) per common share for the three and six months ended June 30, 2019, and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Net (loss) income	$(5,336)	$3,216	$(19,760)	$10,245
Weighted average shares outstanding:
Basic	29,064	28,299	28,974	28,254
Dilutive effect of restricted stock units	—	367	—	425
Diluted	29,064	28,666	28,974	28,679
Earnings (loss) per share:
Basic	$(0.18)	$0.11	$(0.68)	$0.36
Diluted	$(0.18)	$0.11	$(0.68)	$0.36
For the three and six months ended June 30, 2019, 966 restricted stock units were not considered in calculating diluted loss per share because the Company was in a loss position and, therefore, the effect would have been anti-dilutive.
For the three and six months ended June 30, 2018, 114 restricted stock units used to purchase shares of common stock were not considered in calculating diluted earnings per share as their effect would have been anti-dilutive.
(9) TREASURY STOCK
During the fourth quarter of 2015, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s outstanding common stock with no expiration date. On March 11, 2019, the Company's board of directors authorized the cancellation of the 2015 stock repurchase program, and authorized a new stock repurchase program of up to $20,000 of the Company's outstanding common stock.

As of June 30, 2019, and December 31, 2018, a total of $20,000 and $5,462 remained authorized under the respective stock repurchase programs.
The Company repurchased shares for the three and six months ended June 30, 2019, and 2018, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Shares repurchased	—	182	72	182
Cash consideration paid	$—	$3,006	$722	$3,006
Commissions to brokers included in cash consideration paid	$—	$7	$2	$7
Weighted average price per share repurchased	$—	$16.49	$10.00	$16.49
The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.
(10) CONTINGENCIES
Commercial Litigation
ZAGG Inc and mophie, Inc. v. Anker Technology Co. Ltd. and Fantasia Trading LLC, United States District Court for the Central District of California, Case No. 8:17-CV-2193-DOC-DFM (the “Anker Lawsuit”) - On December 15, 2017, ZAGG and mophie filed the Anker Lawsuit alleging that Anker Technology Co. Ltd. (“Anker”) and Fantasia Trading LLC (“Fantasia”) infringe U.S. Patent Nos. 8,971,039, 9,077,013, 9,088,028, 9,088,029, 9,172,070, and 9,406,913 in connection with protective battery cases for smartphones. The Anker products accused of infringement include Anker’s Ultra Slim Extended Battery Case for iPhone® 6 / 6s (4.7 inch) with 2850mAh capacity; Premium Extended Battery Case for iPhone 6 / 6s (4.7 inch) with 3100mAh Capacity; PowerCore Case for iPhone 7 (4.7 inch), 80% Extra Battery; PowerCore Case for iPhone 7 (4.7 inch), 95% Extra Battery; and 2400mAh MFI Certified Rubber-Feel Premium Rechargeable Extended Battery Case for iPhone 5s, 5. The complaint filed by ZAGG and mophie seeks monetary damages and an injunction against Anker. On March 12, 2018, Anker and Fantasia filed answers and counterclaims in the lawsuit. In their answers, Anker and Fantasia denied infringement of any valid claim and asserted counterclaims for non-infringement and invalidity of the patents at issue. The parties have reached a confidential settlement, and Anker and Fantasia have ceased sales of the battery cases accused of infringement. The Anker Lawsuit was dismissed in June 2019.
Best Case and Accessories, Inc. v. Zagg, Inc. United States District Court for the Eastern District of New York, Case No. 1:18-CV-04048-LDH-RML. On July 13, 2018, Best Case and Accessories, Inc. filed a complaint against the Company. The Company had previously sent a letter to Best Case and Accessories, Inc. alleging that it was using product packaging and display trade dress that is confusingly similar to the Company's trade dress. In the complaint, Best Case and Accessories, Inc. alleges that it does not infringe the Company's trade dress and that the Company tortuously interfered with Best Case and Accessories, Inc.'s business relationships, which the Company disputes. On February 8, 2019, the Company filed a Complaint for trade dress infringement against Best Case and Accessories, Inc. in the United States District Court for the District of Utah, Case No. 2:19-CV-00090-PMW, in order to respond to the allegations and defend against the claims. This matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or liquidity.
Dan Dolar, an individual and on behalf of those similarly situated, Plaintiff, v. Mophie Inc., a California corporation, Defendant, Superior Court of the State of California, Orange County, Case No. 30-2019-01066228-CU-BT-CXC. On April 25, 2019, Dan Dolar (“Dolar”) filed a complaint against mophie inc. (“mophie”) alleging, among other things, violation of California Consumers Legal Remedies Act, California False Advertising Law, breach of express warranty, violation of the Magnuson-Moss Warranty Act, violation of California Unfair Competition Law, and violation of state Consumer Protection Statutes. The complaint alleged that mophie mischaracterizes the mAh ratings of the batteries in its products, and asked the court to certify a class of Californians who purchased mophie battery-enabled products. On June 14, 2019, the court dismissed the complaint without prejudice at Dolar’s request so that Dolar’s claims could be pursued in the United States District Court in the case of Young v. Mophie Inc., Case No. 8:19-cv-00827-JVS-DFM, discussed below.

Michael Young and Dan Dolar, individually and on behalf of other similarly situated individuals, Plaintiff, v. Mophie Inc., Defendant, United States District Court, Central District of California, Case No. 8:19-cv-00827-JVS-DFM. This action started with a complaint filed by Young against mophie inc. (“mophie”) on May 2, 2019. On June 13, 2019, Young and Dolar joined together as plaintiffs and filed a first amended complaint (the “FAC”). In the FAC, Young and Dolar allege, among other things, that mophie has engaged in unfair and deceptive acts and practices in violation of the California Consumer Legal Remedies Act, violation of California’s False Advertising Law, violation of California’s Unfair Competition Law, violation of the Florida Deceptive and Unfair Trade Practices Act, violation of purportedly material identical state consumer protection statutes in various other states, violation of the Magnuson-Moss Warranty Act, breach of express warranty, and unjust enrichment. The FAC is based on Young’s and Dolar’s allegation that mophie mischaracterizes the mAh ratings of the batteries in certain of its products. Young and Dolar seek to certify a class of consumer nationwide and in various states who purchased mophie battery-enabled products. The FAC does not specify an amount of damages claimed, but alleges that damages will be in excess of $5,000. On July 11, 2019, mophie filed a motion to dismiss all of the claims asserted in the action. mophie denies that it has engaged in the alleged practices and intends to vigorously defend the lawsuit.
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
The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any losses in the condensed consolidated financial statements as of June 30, 2019, due to the fact that either the losses are immaterial or the losses are not considered probable or estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.
(11) CONCENTRATIONS
Concentration of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which customarily exceed federally insured limits. The Company has not experienced any losses in cash accounts for the six months ended June 30, 2019, and 2018.
As of June 30, 2019, and December 31, 2018, three and two separate customers were equal to or exceeded 10% of the balance of accounts receivable, respectively, as follows:

	June 30, 2019	December 31, 2018

Superior Communications, Inc. (“Superior”)	19%	50%
Best Buy Co., Inc. (“Best Buy”)	11%	15%
Verizon Wireless ("Verizon")	19%	1%
The Company established a direct sales relationship with Verizon during the second half of 2018. Previous to the Company's direct sales relationship with Verizon, Verizon purchased the Company's products through Superior. No other customer account balances were more than 10% of accounts receivable as of June 30, 2019, and December 31, 2018. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.

Concentration of net sales
For the three months ended June 30, 2019, Verizon accounted for over 10% of net sales, and for the three and six months ended June 30, 2018, Superior and Best Buy accounted for over 10% of net sales, as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Superior	5%	34%	6%	31%
Best Buy	9%	11%	9%	10%
Verizon	13%	—%	9%	—%
For the three and six months ended June 30, 2019, and 2018, no other customers accounted for greater than 10% of net sales.
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
We maintain our corporate headquarters at 910 West Legacy Center Way, Suite 500, Midvale, Utah 84047. Our telephone number is (801) 263-0699, and our website addresses are www.ZAGG.com, www.mophie.com, www.gear4.com, and www.BestHALO.com (the URLs are included here as inactive textual references, and information contained on, or accessible through, our websites is not a part of, and is not incorporated by reference into, this report).
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
InvisibleShield Glass is designed to provide premium screen protection and clarity, along with a superior feel and compatible touch sensitivity. During 2018, we launched InvisibleShield Glass + VisionGuard™ for Apple® iPhone® smartphones, Apple iPad® tablets and Google® Pixel® smartphones, which features protective EyeSafe® technology that filters out portions of the harmful high-energy visible blue light spectrum emanating from device screens, while maintaining the superior color performance of the device display. In 2019 we introduced InvisibleShield Ultra VisionGuard™ and Ultra Clear™ for select smartphone models that offer maximum clarity and shatter protection with an advanced glass-like surface that feels as smooth as the smartphone’s original screen.
We have maintained the leading market share in screen protection in the United States (“U.S.”) and the United Kingdom (“U.K.”) by consistently delivering innovative InvisibleShield products to the market. We continue to innovate and expand our screen protection products to meet the evolution of new technology and consumer needs in the market.
Gear4 Products
Gear4 is one of the top selling smartphone case brands in the U.K. Gear4 protective cases exclusively feature D3O® technology, which is designed to provide the thinnest and most advanced impact and shock absorption - the same material used in many professional sports, industrial, and military equipment applications. In their raw states, D3O materials can flow freely when manipulated slowly, but on shock lock together to absorb and disperse energy before instantly returning to their flexible state. In early 2019, we released the Chelsea product line which is a new-to-market concept that allows consumers to express their personal style by swapping the design of their case with ease. With this new Gear4 innovation, consumers can easily insert the design between a Gear4 clear case and the device for the perfect combination of style and impact protection.
With D3O technology and our expansive global distribution channels, we believe Gear4 cases will offer the best mobile device protection experience for our customers and provide us with meaningful growth opportunities in our protection product line.

mophie Products
mophie is a leading battery case, mobile power, and wireless charging brand with award-winning products designed to liberate mobile users from the power and charging limitations of mobile devices by providing more time to rock, talk, watch, game, surf, save, and send. Notably, the original juice pack® was designed to provide device-specific protection as well as additional battery power to many of the most popular mobile phones. mophie products are recognized for style and engineered for performance, providing a seamless integration of hardware, software, and design. The mophie ecosystem of mobile accessories provides both power and protection for virtually any mobile device. With groundbreaking battery cases, wireless charging, universal batteries, cables, adapters, and docks, mophie products represent innovation at the forefront of design and development.
mophie’s innovative universal wireless charging pads are designed to provide an optimized charging experience with the latest Qi wireless charging technology for universal compatibility. During 2018, new charge stream powerstation® products were launched to ensure consumers have access to easy, fast and convenient wireless charging anywhere and anytime for Apple, Samsung®, and other Qi-enabled mobile devices. In 2019, we launched the following products:
•the new juice pack access battery cases to provide advanced impact protection for Apple’s latest smartphones that feature extra battery life, wireless charging and full access to the iPhone Lightning® port;
•a new line of universal batteries with four capacities, featuring multiple charging ports including a shared USB-C input and output port, and the powerstation hub portable battery with convenient foldable AC power prongs that can be used as a wall outlet hub or as a portable battery; and
•new charging accessories, including a new wireless charging pad, two car chargers and a variety of USB cables for Apple products.
We continue to innovate and expand our power case and power management product lines under the mophie brand to provide new product experiences that are pleasing to consumers.
HALO Products
HALO is a leader in providing direct-to-consumer accessories backed by an extensive intellectual property portfolio designed to make consumers' lives easier through empowering mobile lifestyles. Driven by innovative styling and technology, HALO products are at the nexus of fashion and function. With a rich history of innovation that includes wireless charging, car and wall chargers, portable power, and power wallets, with a long-standing reputation as one of the top selling electronics brands on QVC®, HALO is a global leader in the televised home shopping and e-commerce space.
We believe that products under the HALO brand will continue to lead in providing the most innovative mobile lifestyle solutions available on the market today and that these products will continue to be positioned to address the evolving needs of consumers around the world.
IFROGZ Products
IFROGZ products are strategically designed and positioned to bring personal audio to the value space by providing a product assortment that represents outstanding performance, active lifestyles, and dual-purpose designs that are on trend with consumers’ needs. IFROGZ refines today’s newest audio technology to deliver the features consumers want, while eliminating those that needlessly increase costs so that everyone can participate in our increasingly mobile world.
IFROGZ EarPollution® product line of earbuds and headphones specifically target a younger demographic while still appealing to a wide spectrum of consumers. In the first half of 2019, we launched the AIRTIMETM Truly Wireless Earbuds, which include quick-charging and an auto-pair technology that connects both earbuds to any Bluetooth® device seamlessly.
We continue to innovate and expand our headphone and earbud product lines under the IFROGZ brand to include offerings for all ages under both the iFrogz and EarPollution product lines.
BRAVEN Products
BRAVEN products innovate the rugged Bluetooth audio category by combining unparalleled design with cutting-edge technology to produce premium Bluetooth audio solutions for the outdoor adventurer and modern audio enthusiast. BRAVEN’s intelligently designed products include robust craftsmanship and world-class engineering to create a thrilling audio experience.
We anticipate that the combination of high audio quality, ease of use, and superior features will enable us to continue to expand the BRAVEN brand.

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

Results of Operations (Amounts in thousands, except per share data)
Three months ended June 30, 2019 and 2018

	For the Three Months Ended
	June 30, 2019		June 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$106,796	100.0%	$118,565	100.0%
Gross profit	37,759	35.4%	37,657	31.8%
Operating expenses	43,978	41.2%	32,464	27.4%
Other income (expense), net	89	0.1%	(1,027)	(0.9)%
Income tax benefit (provision)	794	0.7%	(950)	(0.8)%
Net (loss) income	(5,336)	(5.0)%	3,216	2.7%

Net sales
Net sales for the three months ended June 30, 2019, were $106,796, compared to net sales of $118,565 for the three months ended June 30, 2018, a decrease of $11,769 or 10%. The $11,769 decrease in net sales was primarily attributable to (1) a decrease in sales of screen protection products due to a pull forward of shipments into the fourth quarter of 2018 ahead of a potential tariff increase and (2) decreased sales of mophie power management due to challenging sell-in comparisons during the second quarter of 2019 compared to the same period last year. Decreases in mophie power management were offset by HALO product sales. In addition, decreases in net sales were partially offset by (1) increased sales of Gear4 cases, and (2) a reduction of credits and discounts.
Gross profit
Gross profit for the three months ended June 30, 2019, was $37,759 or approximately 35% of net sales, compared to $37,657 or approximately 32% of net sales for the three months ended June 30, 2018. The increase in gross profit margin was primarily attributable to an increase in sales of Gear4 brand cases, HALO branded power products, and InvisibleShield VisionGuard products, all which have a higher margin than historical averages.
Operating expenses
Total operating expenses for the three months ended June 30, 2019, were $43,978, compared to operating expenses of $32,464 for the three months ended June 30, 2018, an increase of $11,514 or 35%. The $11,514 increase in operating expenses was primarily attributable to (1) additional selling, general and administrative expense associated with the newly acquired BRAVEN, Gear4 and HALO brands, (2) increased marketing investments to support our growing portfolio of brands and products, (3) increased selling, general and administrative expense to support online channel and international geographic expansion, and (4) higher amortization of long-lived intangibles related to the BRAVEN, Gear4 and HALO acquisitions.
Other income (expense), net
For the three months ended June 30, 2019, total other income, net was $89 compared to total other expense, net of $(1,027) for the three months ended June 30, 2018. The increase in other income (expense) is primarily attributable to a gain recorded on settlement of liabilities and a gain on foreign exchange transactions; partially offset by an increase of interest expense due to higher amounts of debt.
Income tax benefit (provision)
We recognized an income tax benefit of $794 for the three months ended June 30, 2019, compared to an income tax provision of $(950) for the three months ended June 30, 2018. Our effective tax rate was 13% and 23% for the three months ended June 30, 2019 and 2018, respectively. The change in the effective tax rate for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was due primarily to the impact of a discrete item for restricted stock unit awards relative to pre-tax book income for the period. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items, our global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.

Net (loss) income
As a result of these factors, we reported net loss of $(5,336) or $(0.18) per share on a fully diluted basis for the three months ended June 30, 2019, compared to net income of $3,216 or $0.11 per share on a fully diluted basis for the three months ended June 30, 2018.
Six months ended June 30, 2019 and 2018

	For the Six Months Ended
	June 30, 2019		June 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$185,546	100.0%	$230,631	100.0%
Gross profit	61,581	33.2%	75,250	32.6%
Operating expenses	84,860	45.7%	62,138	26.9%
Other expense, net	(1,437)	(0.8)%	(1,032)	(0.4)%
Income tax benefit (provision)	4,956	2.7%	(1,835)	(0.8)%
Net (loss) income	(19,760)	(10.6)%	10,245	4.4%

Net sales
Net sales for the six months ended June 30, 2019, were $185,546, compared to net sales of $230,631 for the six months ended June 30, 2018, a decrease of $45,085 or 20%. The $45,085 decrease in net sales was primarily attributable to (1) a decrease in sales of screen protection products due to a pull forward of shipments into the fourth quarter of 2018 ahead of a then-expected tariff increase and (2) decreased sales of mophie power management due to challenging sell-in comparisons during the first half of 2019. Decreases in mophie power management were offset by HALO product sales. In addition, decreases in net sales were partially offset by increased sales of Gear4 cases.
Gross profit
Gross profit for the six months ended June 30, 2019, was $61,581 or approximately 33% of net sales, compared to $75,250 or approximately 33% of net sales for the six months ended June 30, 2018. Gross profit has not changed significantly due to decreases in our screen protection sales offset by (1) a reduction of credits and discounts, and (2) an increase in sales of Gear4 brand cases, HALO branded power products, and InvisibleShield VisionGuard products, all which have a higher margin than historical averages.
Operating expenses
Total operating expenses for the six months ended June 30, 2019, were $84,860, compared to operating expenses of $62,138 for the six months ended June 30, 2018, an increase of $22,722 or 37%. The $22,722 increase in operating expenses was primarily attributable to (1) additional selling, general and administrative expense associated with the newly acquired BRAVEN, Gear4 and HALO brands, (2) increased marketing investments to support our growing portfolio of brands and products, (3) increased selling, general and administrative expense to support online channel and international geographic expansion, and (4) higher amortization of long-lived intangibles related to the BRAVEN, Gear4 and HALO acquisitions.
Other expense, net
For the six months ended June 30, 2019, total other expense, net was $1,437 compared to total other expense, net of $1,032 for the six months ended June 30, 2018. The increase in other expense is primarily attributable to an increase of interest expense due to higher amounts of debt and partially offset by a gain recorded on settlement of liabilities.
Income tax benefit (provision)
We recognized an income tax benefit of $4,956 for the six months ended June 30, 2019, compared to an income tax provision of $(1,835) for the six months ended June 30, 2018. Our effective tax rate was 20% and 15% for the six months ended June 30, 2019, and 2018, respectively. The increase in the effective tax rate was due to several factors including a difference in the amount of the discrete item with respect to the restricted stock unit awards, as well as an increase in the amounts disallowed under §162(m) of the Internal Revenue Code. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items, our global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.

Net (loss) income
As a result of these factors, we reported net loss of $(19,760) or $(0.68) per share on a fully diluted basis for the six months ended June 30, 2019, compared to net income of $10,245 or $0.36 per share on a fully diluted basis for the six months ended June 30, 2018.
Liquidity and Capital Resources (Amounts in thousands)
As of June 30, 2019, our principal sources of liquidity were cash on hand and net borrowings from revolving credit facilities. Our principal uses of cash for the six months ended June 30, 2019, have been for a business acquisition, cash used in operations, purchase of property and equipment, payments for the net share settlement of restricted stock, and purchase of treasury shares.
Cash and cash equivalents on-hand decreased to $12,885 on June 30, 2019, from $15,793 on December 31, 2018, a decrease of $2,908. The net decrease was primarily attributable to (1) $20,368 net cash paid for the HALO Acquisition, (2) $13,727 used in operating activities, (3) $4,213 paid for property and equipment purchases, (4) $782 of payments for the net share settlement of restricted stock, and (5) $722 of payments for treasury stock. These expenditures are partially offset by $37,000 net proceeds from revolving credit facilities.
Accounts receivable, net of allowances, decreased to $102,578 on June 30, 2019, from $156,667 on December 31, 2018, a decrease of $54,089. The net decrease was primarily attributable to lower sales for the second quarter of 2019 in comparison to the fourth quarter of 2018, as well as strong cash collections during the six months ended June 30, 2019.
Inventories increased to $110,565 on June 30, 2019, from $82,919 on December 31, 2018, an increase of $27,646. The net increase was primarily attributable to lower sales in the first half year of 2019, an increase in inventory levels needed to support new product launches, and an increase in inventory from the acquisition of HALO.
Accounts payable decreased to $70,988 on June 30, 2019, from $80,908 on December 31, 2018, a decrease of $9,920. The net decrease was primarily attributable to payment on accounts payable outstanding on December 31, 2018, during the six months ended June 30, 2019 and for payments made to suppliers for inventory purchased during the six months ended June 30, 2019. These decreases were partially offset by liabilities assumed in the acquisition of HALO. In addition, the combination of (1) certain inventory items being purchased in advance of tariff increases that went into effect in May 2019 and (2) a slowdown in OEM device sales, has resulted in a higher inventory balance.
As of June 30, 2019, we achieved working capital of $109,008 compared to $105,540 as of December 31, 2018, an increase of $3,468. The net increase in the working capital position was primarily attributable to the changes in inventories, a decrease in the sales return liability due to decreased sales during the six months ended June 30, 2019, and accounts payable previously noted; partially offset by accounts receivable, net of allowances.
Based on the current level of operations, we believe that cash on hand and available borrowings under our current credit arrangement will be adequate to fund expected capital expenditures and working capital needs for the next 12 months.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in foreign currency exchange rates, changes in interest rates, and changes in tariffs. In addition, our international operations are subject to risks related to differing economic conditions, changes in political climate, differing tax structures, and other regulations and restrictions.
To date we have not utilized derivative financial instruments or derivative commodity instruments.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosures.

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
We acquired Gear4 on November 30, 2018, and excluded Gear4 from our assessment of internal control over financial reporting as of December 31, 2018. We are in the process of integrating the Gear4 and HALO businesses into our information and accounting systems and processes, and expect that this effort will be completed in 2019.
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
There were no material changes during the period covered in this report to the risk factors previously disclosed in our 2018 Form 10-K except as follows:
U.S. tariffs and international trade disputes could increase the cost of our products or make our products more expensive for customers.
On August 1, 2019, the U.S. Government announced a 10 percent tariff on an additional $300 billion worth of Chinese imports effective September 1, 2019, which would impact certain product lines that were previously not impacted by recent tariffs. With this additional tariff announcement, our business could be adversely affected by increased costs in importing our products. These factors could make our products less competitive and reduce consumer demand. We are uncertain of the potential future magnitude that these and other potential trade disputes and policies that may occur, and these factors could materially adversely affect our business, financial condition, and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
a. Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended					X
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ZAGG INC
(Registrant)

Dated: August 7, 2019	By:	/s/ CHRIS M. AHERN
Chris M. Ahern
Chief Executive Officer & Director
(Principal executive officer)

Dated: August 7, 2019	By:	/s/ TAYLOR D. SMITH
Taylor D. Smith
Chief Financial Officer
(Principal financial and accounting officer)