Form 10-Q
period 2019-09-30
ZAGG Inc
filed 2019-11-07
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
(Mark one)
☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
September 30, 2019, or
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,086,402 common shares as of November 5, 2019.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)
(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$14,669	$15,793
Accounts receivable, net of allowances of $879 and $885	135,345	156,667
Income tax receivable	3,007	375
Inventories	138,452	82,919
Prepaid expenses and other current assets	4,871	5,473
Total current assets	296,344	261,227

Property and equipment, net of accumulated depreciation of $14,801 and $11,844	18,644	16,118
Intangible assets, net of accumulated amortization of $91,640 and $78,627	67,102	52,054
Deferred income tax assets	13,994	19,403
Operating lease right of use assets	10,067	—
Goodwill	43,569	27,638
Other assets	1,103	1,571
Total assets	$450,823	$378,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,978	$80,908
Sales returns liability	41,244	54,432
Accrued wages and wage related expenses	6,934	6,624
Accrued liabilities	18,911	13,723
Current portion of operating lease liabilities	2,129	—
Total current liabilities	167,196	155,687

Line of credit	111,363	58,363
Operating lease liabilities	11,135	—
Other long-term liabilities	—	5,470
Total liabilities	289,694	219,520
Commitments and contingencies (Note 1 and Note 11)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 36,163 and 34,457 shares issued	36	34
Treasury stock, 7,055 and 6,983 common shares at cost	(50,455)	(49,733)
Additional paid-in capital	111,917	96,486
Accumulated other comprehensive loss	(2,366)	(1,410)
Retained earnings	101,997	113,114
Total stockholders’ equity	161,129	158,491
Total liabilities and stockholders’ equity	$450,823	$378,011

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net sales	$146,488	$141,087	$332,034	$371,718
Cost of sales	92,143	88,916	216,108	244,297
Gross profit	54,345	52,171	115,926	127,421

Operating expenses:
Advertising and marketing	4,129	3,089	13,228	8,322
Selling, general and administrative	34,063	27,349	100,138	78,692
Transaction costs	547	618	1,168	635
Amortization of intangible assets	3,948	2,859	13,013	8,404
Total operating expenses	42,687	33,915	127,547	96,053

Income (loss) from operations	11,658	18,256	(11,621)	31,368

Other (expense) income:
Interest expense	(1,221)	(286)	(3,334)	(1,132)
Other (expense) income	(462)	(176)	214	(362)
Total other expense	(1,683)	(462)	(3,120)	(1,494)

Income (loss) before provision for income taxes	9,975	17,794	(14,741)	29,874

Income tax (provision) benefit	(1,293)	(3,168)	3,663	(5,003)

Net income (loss)	$8,682	$14,626	$(11,078)	$24,871

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share	$0.30	$0.52	$(0.38)	$0.88
Diluted earnings (loss) per share	$0.30	$0.51	$(0.38)	$0.87

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net income (loss)	$8,682	$14,626	$(11,078)	$24,871

Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(941)	175	(956)	(505)
Total other comprehensive (loss) income	(941)	175	(956)	(505)

Total comprehensive income (loss)	$7,741	$14,801	$(12,034)	$24,366

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, July 01, 2019	36,140	$36	$111,279	$(1,425)	$(50,455)	$93,315	$152,750
Net income	—	—	—	—	—	8,682	8,682
Other comprehensive loss	—	—	—	(941)	—	—	(941)
Restricted stock release	19	—	—	—	—	—	—
Employee stock purchase plan release	4	—	48	—	—	—	48
Stock-based compensation expense	—	—	631	—	—	—	631
Payment of withholding taxes on restricted stock units	—	—	(41)	—	—	—	(41)
Balances, September 30, 2019	36,163	$36	$111,917	$(2,366)	$(50,455)	$101,997	$161,129

	For the Nine Months Ended September 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, December 31, 2018	34,457	$34	$96,486	$(1,410)	$(49,733)	$113,114	$158,491
Cumulative effect of accounting change	—	—	—	—	—	(39)	(39)
Balance after cumulative effect of accounting change	34,457	34	96,486	(1,410)	(49,733)	113,075	158,452
Net loss	—	—	—	—	—	(11,078)	(11,078)
Other comprehensive loss	—	—	—	(956)	—	—	(956)
Treasury stock purchase	—	—	—	—	(722)	—	(722)
Restricted stock release	241	—	—	—	—	—	—
Employee stock purchase plan release	7	—	61	—	—	—	61
Stock-based compensation expense	—	—	3,291	—	—	—	3,291
Payment of withholding taxes on restricted stock units	—	—	(887)	—	—	—	(887)
Shares issued as consideration for acquisition	1,458	2	12,966	—	—	—	12,968
Balances, September 30, 2019	36,163	$36	$111,917	$(2,366)	$(50,455)	$101,997	$161,129

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30, 2018
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, July 01, 2018	34,423	$34	$94,977	$(1,028)	$(40,643)	$84,170	$137,510
Net income	—	—	—	—	—	14,626	14,626
Other comprehensive income	—	—	—	175	—	—	175
Treasury stock purchase	—	—	—	—	(3,091)	—	(3,091)
Restricted stock release	9	—	—	—	—	—	—
Employee stock purchase plan release	1	—	—	—	—	—	—
Stock-based compensation expense	—	—	757	—	—	—	757
Payment of withholding taxes on restricted stock units	—	—	(92)	—	—	—	(92)
Balances, September 30, 2018	34,433	$34	$95,642	$(853)	$(43,734)	$98,796	$149,885

	For the Nine Months Ended September 30, 2018
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, December 31, 2017	34,104	$34	$96,145	$(348)	$(37,637)	$77,805	$135,999
Cumulative effect of accounting change	—	—	—	—	—	(3,880)	(3,880)
Balance after cumulative effect of accounting change	34,104	34	96,145	(348)	(37,637)	73,925	132,119
Net income	—	—	—	—	—	24,871	24,871
Other comprehensive loss	—	—	—	(505)	—	—	(505)
Treasury stock purchase	—	—	—	—	(6,097)	—	(6,097)
Restricted stock release	327	—	—	—	—	—	—
Employee stock purchase plan release	2	—	55	—	—	—	55
Stock-based compensation expense	—	—	2,165	—	—	—	2,165
Payment of withholding taxes on restricted stock units	—	—	(2,723)	—	—	—	(2,723)
Balances, September 30, 2018	34,433	$34	$95,642	$(853)	$(43,734)	$98,796	$149,885

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018

Cash flows from operating activities:
Net (loss) income	$(11,078)	$24,871
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	3,291	2,165
Depreciation and amortization	18,007	13,330
Deferred income tax assets	(1,666)	2,266
Loss on disposal of property and equipment	102	9
Loss on deferred loan costs with debt modification	—	243
Amortization of deferred loan costs	161	147
Right of use asset costs	1,897	—
Changes in operating assets and liabilities:
Accounts receivable, net	20,813	7,735
Inventories	(53,079)	(1,751)
Prepaid expenses and other current assets	1,883	(694)
Other assets	381	1,618
Accounts payable	14,758	(30,469)
Income tax receivable	(3,033)	(3,153)
Sales returns liability	(15,751)	3,831
Accrued wages and wage related expenses	1	58
Accrued and other long-term liabilities	103	(539)
Lease liabilities	(1,913)	—
Other	320	191
Net cash (used in) provided by operating activities	(24,803)	19,858

Cash flows from investing activities:
Purchase of property and equipment	(7,002)	(4,444)
Proceeds from disposal of equipment	2	26
Purchase of BRAVEN	—	(3,951)
Purchase of HALO, net of cash acquired	(20,364)	—
Net cash used in investing activities	(27,364)	(8,369)

Cash flows from financing activities:
Proceeds from revolving credit facility	243,140	238,994
Payments on revolving credit facility	(190,140)	(246,448)
Payments on term loan facility	—	(2,084)
Purchase of treasury stock	(722)	(6,097)
Payment of withholding on restricted stock units	(848)	(2,630)
Payment of deferred loan costs	(40)	(294)
Proceeds from issuance of stock under employee stock purchase plan	61	55
Net cash provided by (used in) financing activities	51,451	(18,504)

Effect of foreign currency exchange rates on cash equivalents	(408)	(194)

Net decrease in cash and cash equivalents	(1,124)	(7,209)

Cash and cash equivalents at beginning of the period	15,793	24,989
Cash and cash equivalents at end of the period	$14,669	$17,780

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,154	$1,127
Cash paid during the period for income taxes, net	1,009	5,729
Cash paid during the period for rent expenses included in the measurement of lease liabilities	2,393	—

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$742	$1,036
Withholding tax on restricted stock units recorded in accrued wages and wage related expenses	39	93
Purchase of HALO through amounts due to seller, contingent payments and common stock	16,642	—
Modification of debt that resulted in payment of existing term loan balance	—	11,991
Noncash change in lease asset and operating liabilities from remeasurement of existing leases and addition of new leases	2,473	—
Indemnity Holdback of BRAVEN Acquisition included in accrued liabilities	—	500

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

As the Company did not have any finance leases upon adoption of Topic 842 at January 1, 2019, the largest driver of changes for the adoption of Topic 842 was the addition of the Company’s operating leases to the condensed consolidated balance sheet, creating ROU assets and lease liabilities on the condensed consolidated balance sheet as of September 30, 2019. Under Topic 840, operating leases were not included on the condensed consolidated balance sheets, whereas under Topic 842, ROU assets and lease liabilities are calculated and recorded on the lease commencement date. The standard had a material impact in the Company’s consolidated balance sheets, but did not have a significant impact in its condensed consolidated statements of operations. In addition, the adoption of Topic 842 had no impact to cash provided by or used in operating, financing, or investing on the condensed consolidated statements of cash flows.
Lease accounting policy
The Company determines if an arrangement is a lease at contract inception and then determines if such qualifying lease is classified as an operating lease or a finance lease. As of September 30, 2019, the Company only has operating leases. For operating leases, the Company measures lease liabilities based on the present value of the future minimum lease payments over the lease term at commencement date. As most of its leases do not provide an implicit rate, the Company uses an incremental borrowing rate (“IBR”) based on relevant information available at each leases' commencement date in determining the present value of future payments for each individual lease. The IBR is obtained by request from the Company's banking partners, who apply a collateralized rate of borrowing based on each leases’ specific term and based on the Company’s credit worthiness. ROU assets are measured as the sum of the amount of the initial measurement of the lease liability, plus any prepaid lease payments made minus any lease incentives received, and any initial direct costs incurred. The Company’s lease terms may include options to extend or terminate leases that will be recognized when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components under the definition of Topic 842. Upon adoption of Topic 842, the Company elected a practical expedient not to separate the lease and non-lease components for its leases for physical space and equipment and accounts for them as a single lease component.
Lease information
The Company has operating leases for offices, retail stores, and warehouse space that expire through 2027. The Company’s leases have remaining lease terms of 4 months to 8 years, some of which include options to extend the leases up to 10 years. The following summarizes the activities in the Company’s ROU assets and lease liabilities for the nine months ended September 30, 2019:

	Beginning Balance as of January 1, 2019	Adoption of Topic 842	Additions	Costs	Ending Balance as of September 30, 2019

Operating lease ROU assets	$—	$8,842	$3,122	$(1,897)	$10,067

	Beginning Balance as of January 1, 2019	Adoption of Topic 842	Additions	Payments, less accretion	Ending Balance as of September 30, 2019

Operating lease liabilities	$—	$13,046	$2,131	$(1,913)	$13,264
For the three and nine months ended September 30, 2019, rent expense was $1,123 and $2,775, respectively. For the three and nine months ended September 30, 2018, rent expense was $768 and $2,314, respectively. Rent expense is recognized on a basis which approximates straight-line over the lease term and is recorded as a component of selling, general and administrative expense on the condensed consolidated statement of operations. As of September 30, 2019, the Company had a weighted-average remaining lease term of 5.2 years and a weighted-average discount rate used to calculate the lease liability of 4.42%.

Future maturities of lease liabilities as of September 30, 2019 were as follows:

Remaining 2019	$906
2020	3,208
2021	2,718
2022	2,735
2023	2,199
Thereafter	3,136
Total lease payments	14,902
Less: imputed interest	(1,638)
Lease liabilities	$13,264
No other leases have been entered into under which the Company has significant rights and obligations as the lessee except those noted above.
Minimum rental payments for operating leases required under Topic 840 as of December 31, 2018, are as follows:

2019	$3,198
2020	2,842
2021	2,457
2022	2,517
2023	1,976
Thereafter	2,098
Total operating lease commitments	$15,088
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board issued Accounting Standard Update No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“Topic 326”), which replaces the incurred loss impairment methodology under the current guidance with an expected loss methodology that requires consideration of forward-looking information to estimate credit losses, with reasonable and supportable documentation. Topic 326 is effective for annual and interim periods beginning after December 15, 2019. The Company plans to adopt the guidance prospectively with recording a cumulative effect adjustment in retained earnings beginning January 1, 2020. The Company notes that Topic 326 will impact its short-term credit receivables, and is currently evaluating new credit loss models and its processes and controls in preparation for the adoption of Topic 326. The Company does not expect the adoption to have a material impact on the consolidated statement of operations or the beginning balance of retained earnings.

(2) REVENUE
Disaggregation of revenue from contracts with customers
In the following tables, revenue from contracts with customers are disaggregated by key product lines, key distribution channels, and key geographic regions.
The percentage of net sales related to the Company’s key product lines for the three and nine months ended September 30, 2019, and 2018, was approximately as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Protection (screen protection and cases)	59%	64%	57%	57%
Power (power management and power cases)	31%	27%	31%	33%
Audio	3%	3%	4%	4%
Productivity (keyboards and other)	7%	6%	8%	6%
The percentage of net sales related to the Company’s key distribution channels for the three and nine months ended September 30, 2019, and 2018, was approximately as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Indirect channel	88%	88%	85%	88%
Website	7%	7%	10%	8%
Franchisees	5%	5%	5%	4%
The percentage of net sales related to the Company’s key geographic regions for the three and nine months ended September 30, 2019, and 2018, was approximately as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

United States	79%	85%	75%	84%
Europe	12%	8%	13%	9%
Other	9%	7%	12%	7%
Contract Balances
Timing of revenue recognition may differ from timing of invoicing to customers or timing of consideration received. The following table provides information about receivables, right of return assets, contract liabilities, refund liabilities, and warranty liabilities from the Company’s contracts with customers as of September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018

Receivables, which comprises the balance in accounts receivable, net of allowances	$135,345	$156,667
Right of return assets, which are included in prepaid expenses and other current assets	800	999
Refund liabilities, which are included in sales return liability	37,321	49,786
Warranty liabilities, which are included in sales return liability	3,923	4,646
Contract liabilities, which are included in accrued liabilities	50	96

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
During the three and nine months ended September 30, 2019, revenue recognized that was included in the contract liability balance as of December 31, 2018, was $10 and $46, respectively.
The following summarizes the activities in the Company’s warranty liabilities for the nine months ended September 30, 2019:

Balance as of December 31, 2018	$4,646
Additions	7,858
Warranty claims charged	(8,581)
Balance as of September 30, 2019	$3,923

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
The total purchase consideration for the HALO Acquisition was $23,649 in cash, 1,458 shares of the Company’s common stock valued at $12,968, and contingent consideration estimated at $1,544 (the “HALO Earnout Consideration”). The initial purchase price was subject to adjustment within 90 days of the HALO Acquisition Date based upon the final determination of HALO’s (i) working capital, (ii) indebtedness, and (iii) transaction expenses as set forth in the Purchase Agreement.
As noted in the Purchase Agreement, the Company retained $2,130 from the cash due to the sellers and will hold this amount for 18 months following the HALO Acquisition Date as security for HALO’s indemnification obligations. The $2,130 retained by the Company that is due HALO is recorded in accrued liabilities in the condensed consolidated balance sheets.
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
The following summarizes the components of the purchase consideration for HALO:

	Preliminary Allocation January 3, 2019	Adjustments to Working Capital and Fair Value	Final Allocation January 3, 2019

Cash consideration	$23,943	$(294)	$23,649
Company common stock	12,968	—	12,968
Contingent consideration	1,593	(49)	1,544
Total purchase price	$38,504	$(343)	$38,161
The total purchase price of $38,161 has been allocated to identifiable assets acquired and liabilities assumed based on their respective fair values. The excess of the purchase price over the fair value of the tangible and intangible assets acquired and liabilities assumed is recorded as goodwill.

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed as of September 30, 2019:

	Preliminary Allocation January 3, 2019	Adjustments to Working Capital and Fair Value	Final Allocation January 3, 2019

Cash	$1,151	$4	$1,155
Accounts receivable	2,436	(219)	2,217
Inventory	2,889	—	2,889
Inventory step up	494	—	494
Prepaid expenses and other assets	1,310	17	1,327
Property and equipment	627	—	627
Amortizable identifiable intangible assets	27,554	507	28,061
Goodwill	15,922	9	15,931
Operating lease right of use assets	—	649	649
Other assets	546	(546)	—
Accounts payable	(2,867)	126	(2,741)
Income tax payable	(501)	119	(382)
Accrued expenses	(217)	36	(181)
Notes payable	—	(42)	(42)
Accrued wages and wage related expenses	(324)	55	(269)
Sales return liability	(2,728)	—	(2,728)
Deferred tax liability, net	(6,177)	(894)	(7,071)
Lease liabilities	—	(1,775)	(1,775)
Other long-term liabilities	(1,611)	1,611	—
Total	$38,504	$(343)	$38,161
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
The amounts assigned to each class of intangible asset and the related weighted average amortization periods are as follows:

	Intangible Asset Class	Weighted Average Amortization Period

Patents and technology	$11,307	8.9 years
Trade names	4,408	10.0 years
Customer relationships	12,346	8.0 years
Total	$28,061
Goodwill
Goodwill represents the excess of the HALO purchase price over the fair value of the assets acquired and liabilities assumed. The Company believes that the primary factors supporting the amount of goodwill recognized are the significant growth opportunities and expected synergies of the combined entity.

Acquisition Costs
As part of the HALO Acquisition, the Company incurred legal, accounting, and other due diligence fees that were expensed when incurred. Total fees incurred related to the HALO Acquisition for the three and nine months ended September 30, 2019 was $453 and $736, respectively, which were included as a component of operating expenses on the consolidated statements of operations.
Results of Operations
The results of operations of HALO were included in the Company’s results of operations beginning on January 4, 2019. For HALO’s results of operations from January 4, 2019 through September 30, 2019, HALO generated net sales of $15,126 and had a net loss before tax of $2,103.
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
Pro Forma Results of Operations for HALO and Gear4
The following pro-forma results of operations for the three months ended September 30, 2018, and for the nine months ended September 30, 2019, and 2018, give pro forma effect as if the acquisitions of HALO and Gear4 and the related borrowings used to finance the acquisition had occurred on January 1, 2018, after giving effect to certain adjustments including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2019	September 30, 2018

Net sales	$159,060	$332,034	$398,433
Net income (loss)	$15,626	$(9,953)	$17,371
Basic earnings (loss) per share	$0.55	$(0.34)	$0.61
Diluted earnings (loss) per share	$0.55	$(0.34)	$0.61
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
The nonrecurring pro forma adjustments attributable to the pro forma results of operations are as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2018	September 30, 2019	September 30, 2018

Amortization expense	$1,666	$89	$4,999
Transaction costs	$422	$(736)	$1,028
Amortization of fair value adjustment to inventory	$—	$(494)	$589
Interest from the amended credit facility and amortization of debt issuance costs	$433	$—	$1,299

The pro forma results do not reflect events that either have occurred or may occur after the HALO Acquisition and Gear4 Acquisition, including, but not limited to, the anticipated realization of ongoing savings from operating synergies in subsequent periods.
(4) INVENTORIES
Inventories consisted of the following as of September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018

Finished goods	$133,406	$81,397
Raw materials	5,046	1,522
Total inventories	$138,452	$82,919
Included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers of $345 and $382 as of September 30, 2019, and December 31, 2018, respectively.
(5) GOODWILL AND INTANGIBLE ASSETS
There was no additions to goodwill during the three months ended September 30, 2019. During the nine months ended September 30, 2019, goodwill increased in connection with the HALO Acquisition. The following table summarizes the changes in goodwill during the nine months ended September 30, 2019:

Goodwill balance as of December 31, 2018	$27,638
Addition in connection with HALO Acquisition	15,931
Goodwill balance as of September 30, 2019	$43,569
There was no change in goodwill during the three months ended September 30, 2018, and there was $298 change in goodwill during the nine months ended September 30, 2018.
There were no additions to intangible assets for the three months ended September 30, 2019. During the nine months ended September 30, 2019, intangible assets increased in connection with the HALO Acquisition. The following table summarizes the changes in intangible assets during the nine months ended September 30, 2019:

Intangible assets balance as of December 31, 2018	$130,681
Addition in connection with HALO Acquisition	28,061
Intangible assets balance as of September 30, 2019	$158,742
There were $1,774 additions to intangible assets for the three and nine months ended September 30, 2018. Additionally, there were no impairments of intangible assets for the three and nine months ended September 30, 2019, and 2018.
Intangible assets, net of accumulated amortization as of September 30, 2019, and December 31, 2018, were as follows:

	September 30, 2019	Weighted Average Amortization Period	December 31, 2018	Weighted Average Amortization Period

Trade names	$27,253	9.7 years	$26,988	9.9 years
Patents and technology	16,486	8.3 years	8,723	8.0 years
Customer relationships	22,854	7.7 years	15,560	7.6 years
Non-compete agreements	509	4.9 years	778	4.9 years
Other	—	1.8 years	5	1.8 years
Total intangible assets, net of accumulated amortization	$67,102	8.3 years	$52,054	8.3 years

(6) INCOME TAXES
For interim periods, the tax provision is determined utilizing an estimate of the Company’s annual effective tax rate adjusted for discrete items, if any. The Company's effective tax rate for the three and nine months ended September 30, 2019, was 13% and 25%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2018, was 18% and 17%, respectively. The change in the effective tax rate for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was primarily due to the mix of projected income by jurisdiction, as well as the impact of discrete return-to-provision items relative to book income for the quarter. The increase in the effective tax rate for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due to several factors including but not limited to the effect of favorable discrete items that increase the effective rate in the current year versus an opposite effect in the prior year given the Company’s financial position. The Company is currently in a book loss position for the nine months ended September 30, 2019 versus a book income position during the same period in the prior year. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items including amounts disallowed under §162(m) of the Internal Revenue Code, the Company’s global tax strategy, and the inclusion of global intangible low-taxed income and the corresponding foreign tax credit.
(7) LINE OF CREDIT
Long-term debt, net as of September 30, 2019 and December 31, 2018, was as follows:

	September 30, 2019	December 31, 2018

Line of credit	$111,363	$58,363
Total long-term debt outstanding	$111,363	$58,363
On April 12, 2018, the Company entered into an amended and restated credit and security agreement (the “2018 Credit and Security Agreement”) with KeyBank National Association, as administrative agent, Swing Line Lender and Issuing Lender, KeyBanc Capital Markets Inc., as sole lead arranger and sole book runner, and other members of the lender group, which was subsequently amended by a first amendment agreement dated as of November 28, 2018 (as amended, the “2018 Credit and Security Agreement”). On August 30, 2019 (“Amendment Date”), the Company entered into a second amendment agreement to amend the 2018 Credit Agreement and the first amendment agreement by temporarily increasing the revolving credit amount from $125,000 to $136,800 from the Amendment Date through December 31, 2019.
In connection with the second amendment of the 2018 Credit and Security Agreement, the Company capitalized approximately $40 in debt issuance costs to be amortized through December 31, 2019, which was included in other assets in the condensed consolidated balance sheets.
(8) STOCK-BASED COMPENSATION
The grant of restricted stock units with respective weighted-average fair value per share for the three and nine months ended September 30, 2019, and 2018, is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Granted	75	14	718	293
Weighted average fair value per share	$6.59	$15.80	$9.48	$12.64
The fair value of the restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock units vest annually on a straight-line basis over a nine-month (annual board of directors’ grant) to a three-year vesting term, depending on the terms of the individual grant.

As part of the 718 and 293 restricted stock units granted during the nine months ended September 30, 2019, and 2018, the Company granted 287 and 182 restricted stock units to certain executives and employees of the Company where vesting is linked to specific performance criterion. These performance-based restricted stock units only vest upon the (1) Company’s achievement of specified thresholds of net sales, Adjusted EBITDA, and/or specific goals for the individual executive over a given fiscal year, and (2) continued employment through the applicable vesting date. As of September 30, 2019, the Company's management does not expect that it will meet the performance criterion for this fiscal year. As such, no amounts have been recorded in stock-based compensation expense for performance-based restricted stock for the nine months ended September 30, 2019.
The estimated fair value of the restricted stock units is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. The following are stock-based compensation expenses related to restricted stock units recorded for the three and nine months ended September 30, 2019, and 2018, which are included as a component of selling, general, and administrative expense on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Stock-based compensation expense related to restricted stock units	$631	$757	$3,291	$2,165
Certain Company employees have elected to receive a net amount of shares upon the vesting of restricted stock unit grants in exchange for the Company paying up to the maximum statutory withholding amount of the employees’ tax liabilities for the fair value of the award on the vesting date. These elections have resulted in the Company recording $887 and $2,723 reflected as a reduction of additional paid-in capital during the nine months ended September 30, 2019, and 2018, respectively. Of the $887 recorded as a reduction of additional paid-in capital, $39 was included in accrued wages and wage related expenses as of September 30, 2019.
(9) EARNINGS (LOSS) PER SHARE:
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
The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per common share and diluted earnings (loss) per common share for the three and nine months ended September 30, 2019, and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Net income (loss)	$8,682	$14,626	$(11,078)	$24,871
Weighted average shares outstanding:
Basic	29,077	28,241	29,009	28,250
Dilutive effect of restricted stock units	50	322	—	390
Diluted	29,127	28,563	29,009	28,640
Earnings (loss) per share:
Basic	$0.30	$0.52	$(0.38)	$0.88
Diluted	$0.30	$0.51	$(0.38)	$0.87
For the three months ended September 30, 2019, 562 restricted stock units used to purchase shares of common stock were not considered in calculating diluted earnings per share as their effect would have been anti-dilutive. For the nine months ended September 30, 2019, 776 restricted stock units were not considered in calculating diluted loss per share because the Company was in a loss position and, therefore, the effect would have been anti-dilutive.

For the three and nine months ended September 30, 2018, 65 and 98 restricted stock units used to purchase shares of common stock were not considered in calculating diluted earnings per share as their effect would have been anti-dilutive.
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
As of September 30, 2019, and December 31, 2018, a total of $20,000 and $5,462 remained authorized under the respective stock repurchase programs.
The Company repurchased shares for the three and nine months ended September 30, 2019, and 2018, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Shares repurchased	—	201	72	383
Cash consideration paid	$—	$3,091	$722	$6,097
Commissions to brokers included in cash consideration paid	$—	$8	$2	$15
Weighted average price per share repurchased	$—	$15.36	$10.00	$15.90
The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.
(11) CONTINGENCIES
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
Best Case and Accessories, Inc. v. Zagg, Inc. United States District Court for the Eastern District of New York, Case No. 1:18-CV-04048-LDH-RML (the “New York Best Case Lawsuit”). On July 13, 2018, Best Case and Accessories, Inc. (“Best Case”) filed a complaint against the Company. The Company had previously sent a letter to Best Case alleging that it was using product packaging and display trade dress that is confusingly similar to the Company's trade dress. In the complaint, Best Case alleged that it does not infringe the Company's trade dress and that the Company interfered with Best Case's business relationships, which the Company disputes. To respond to these allegations and defend against the claims of the New York Best Case Lawsuit, the Company filed a complaint for trade dress infringement against Best Case on February 8, 2019 in the United States District Court for the District of Utah, Case No. 2:19-CV-00090-PMW (the “Utah Best Case Lawsuit”). In October 2019, the parties reached a settlement in which Best Case agreed to make changes to its packaging and display trade dress, as well as dismiss with prejudice the tortious interference claim. Both the New York Best Case Lawsuit and the Utah Best Case Lawsuit were dismissed in October 2019.

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
Michael Young and Dan Dolar, individually and on behalf of other similarly situated individuals, Plaintiff, v. Mophie Inc., Defendant, United States District Court, Central District of California, Case No. 8:19-cv-00827-JVS-DFM. This action started with a complaint filed by Young against mophie on May 2, 2019. On June 13, 2019, Young and Dolar joined together as plaintiffs and filed a first amended complaint (the “FAC”). In the FAC, Young and Dolar allege, among other things, that mophie has engaged in unfair and deceptive acts and practices in violation of the California Consumer Legal Remedies Act, violation of California’s False Advertising Law, violation of California’s Unfair Competition Law, violation of the Florida Deceptive and Unfair Trade Practices Act, violation of purportedly material identical state consumer protection statutes in various other states, violation of the Magnuson-Moss Warranty Act, breach of express warranty, and unjust enrichment. The FAC is based on Young’s and Dolar’s allegation that mophie mischaracterizes the mAh ratings of the batteries in certain of its products. Young and Dolar seek to certify a class of consumer nationwide and in various states who purchased mophie battery-enabled products. The FAC does not specify an amount of damages claimed, but alleges that damages will be in excess of $5,000. On July 11, 2019, mophie filed a motion to dismiss all of the claims asserted in the action. On October 9, 2019, the court entered an order granting in part and denying in part mophie's motion to dismiss. In its order, the court dismissed Young’s and Dolar’s Multi-State class of claims brought under the laws of states other than California and Florida, and the court denied the other relief requested in mophie’s motion to dismiss. mophie denies that it has engaged in the alleged practices, and intends to vigorously defend the lawsuit.
Enchanted IP v. mophie, Inc., United States District Court, Central District of California, Case No. 8:19-cv-1648. On August 27, 2019, Enchanted IP LLC filed an action for patent infringement against mophie in the Central District of California, asserting U.S. Patent No. 6,194,871. This patent generally relates to a charge and discharge control circuit for an external secondary battery. The complaint identifies mophie’s juice pack reserve micro product as an accused product and seeks damages and injunctive relief. Enchanted IP does not appear to make or sell any products, and the asserted ‘871 patent expires in April 2020. On October 21, 2019, ZAGG responded to the Complaint, formally asserting its defenses and counterclaims. No schedule for the case has been set.
Shenzhen CN-iMX Technology Co., Ltd. v. Apple Electronic Products Trading (Beijing) Co., Ltd. and ZAGG (Shenzhen) Technology Development Co., Ltd. (2019) Yue 03 Pre-docketing Mediation No. 3234. On or about August 29, 2019, Shenzhen CN-iMX Technology Co., Ltd. filed an action in Shenzhen Intermediate Court against ZAGG China and Apple, asserting infringement of Chinese Patent No. ZL 2012 1 0335618.4 relating to a method of wireless charging. The action identifies mophie’s powerStation wireless XL charger as an accused product and seeks damages and injunctive relief. Because the infringement action has not yet been formally docketed, the Company has not yet filed a substantive response. On or about September 16, 2019, the Company filed a separate invalidation request (Case No. 4W9507) to challenge the validity of the patent, and that action is currently pending.
SEC Investigation
The Company previously disclosed an investigation by the SEC related to facts and circumstances surrounding former Chief Executive Officer Robert Pedersen’s pledge and subsequent sale of Company shares and the fact that such pledges and sales were not disclosed in the Company’s 2011 10-K filed on March 15, 2012, or 2012 Proxy filed on April 27, 2012. On March 7, 2019, the Staff of the SEC informed the Company that, after additional consideration and analysis, it decided to terminate the investigation and dismiss the matter.
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
The Company records a liability when a particular contingency is probable and estimable. The Company has not accrued for any losses in the condensed consolidated financial statements as of September 30, 2019, due to the fact that either the losses are immaterial or the losses are not considered probable or estimable. The Company faces contingencies that are reasonably possible to occur; however, the reasonably possible exposure to losses cannot currently be estimated.

(12) CONCENTRATIONS
Concentration of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which customarily exceed federally insured limits. The Company has not experienced any losses in cash accounts for the nine months ended September 30, 2019, and 2018.
As of September 30, 2019, and December 31, 2018, two separate customers were equal to or exceeded 10% of the balance of accounts receivable, respectively, as follows:

	September 30, 2019	December 31, 2018

Verizon Wireless (“Verizon”)	30%	1%
Best Buy Co., Inc. (“Best Buy”)	11%	15%
Superior Communications, Inc. (“Superior”)	8%	50%
The Company began transitioning to a direct sales relationship with Verizon during the second half of 2018, which has continued to progress throughout 2019. Previous to the Company's direct sales relationship with Verizon, Verizon purchased the Company's products through Superior.
Other than the customers noted in the table above, no other customer account balances were more than 10% of accounts receivable as of September 30, 2019, and December 31, 2018. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
Concentration of net sales
For the three and nine months ended September 30, 2019, Verizon accounted for over 10% of net sales, and for the three and nine months ended September 30, 2018, Superior and Best Buy accounted for over 10% of net sales, as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Verizon	23%	1%	15%	1%
Best Buy	9%	12%	9%	11%
Superior	3%	36%	5%	33%
For the three and nine months ended September 30, 2019, and 2018, no other customers accounted for greater than 10% of net sales.
Although the Company has contracts in place governing the relationships with its retail distribution customers (“retailers”), the contracts are not long-term and all the retailers generally purchase from the Company using purchase orders. As a result, these retailers generally may, with little or no notice or penalty, cease ordering and selling the Company’s products, or materially reduce their orders. If any of these retailers cease selling the Company’s products, slow their rate of purchase of its products, or decrease the number of products they purchase, the Company’s results of operations could be adversely affected.

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
We maintain our corporate headquarters at 910 West Legacy Center Way, Suite 500, Midvale, Utah 84047. Our telephone number is (801) 263-0699, and our website addresses are www.ZAGG.com and www.BestHALO.com (the URLs are included here as inactive textual references, and information contained on, or accessible through, our websites is not a part of, and is not incorporated by reference into, this report).
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
InvisibleShield Glass is designed to provide premium screen protection and clarity, along with a superior feel and compatible touch sensitivity. In 2018 and 2019, we launched the following products to provide add-on features beside the basic protection functions from impacts and scratches:
•VisionGuard™ - InvisibleShield Glass + VisionGuard™ was launched for Apple® iPhone® smartphones, Apple iPad® tablets and Google® Pixel® smartphones, which features protective EyeSafe® technology that filters out portions of the harmful high-energy visible blue light spectrum emanating from device screens, while maintaining the superior color performance of the device display.
•Ultra Clear™ - InvisibleShield Ultra VisionGuard™ and Ultra Clear™ was introduced for select smartphone models that offer maximum clarity and shatter protection with an advanced glass-like surface that feels as smooth as the smartphone’s original screen.
•Anti-Microbial Technology - InvisibleShield Glass Elite VisionGuard™ + with anti-microbial technology was launched for the Apple iPhone XS, XS Max and XR to promote digital wellness by eliminating 99.99% of harmful bacteria on the device screen. As the anti-microbial properties are infused in the glass, they will not wear away over time.
•Glass Elite Family - InvisibleShield Glass + VisionGuard™ + with anti-microbial technology, Glass Elite Anti-Glare, Glass Elite Privacy and Glass Elite was unveiled for the Apple iPhone 11 series and Google Pixel 4 series. The Glass Elite family of products features our most advanced technologies to date and comprises of InvisibleShield's strongest screen protection ever.

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
•new charging accessories, including a new wireless charging pad, two car chargers and a variety of USB cables for Apple products; and
•two multi-device wireless charging pads and two car chargers designed to work with a variety of Apple products.
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

IFROGZ EarPollution® product line of earbuds and headphones specifically target a younger demographic while still appealing to a wide spectrum of consumers. In the first half of 2019, we launched the AIRTIMETM Truly Wireless Earbuds, which include quick-charging and an auto-pair technology that connects both earbuds to any Bluetooth® device seamlessly. In the third quarter of 2019, we launched AIRTIMETM PRO Truly Wireless Earbuds with an add on feature of the latest audio technology, enabling consumers to enjoy audio streaming and hands-free calling free from wires.
We continue to innovate and expand our headphone and earbud product lines under the IFROGZ brand to include offerings for all ages under both the iFrogz and EarPollution product lines.
BRAVEN Products
BRAVEN products innovate the rugged Bluetooth audio category by combining unparalleled design with cutting-edge technology to produce premium Bluetooth audio solutions for the outdoor adventurer and modern audio enthusiast. BRAVEN’s intelligently designed products include robust craftsmanship and world-class engineering to create a thrilling audio experience. In 2019, we launched BRV® rugged speaker collection to feature its biggest and loudest Bluetooth speakers that are designed to be durable, shockproof and waterproof.
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

Results of Operations (Amounts in thousands, except per share data)
Three months ended September 30, 2019, and 2018

	For the Three Months Ended
	September 30, 2019		September 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$146,488	100.0%	$141,087	100.0%
Gross profit	54,345	37.1%	52,171	37.0%
Operating expenses	42,687	29.1%	33,915	24.0%
Other expense, net	(1,683)	(1.1)%	(462)	(0.3)%
Income tax provision	(1,293)	(0.9)%	(3,168)	(2.2)%
Net income	8,682	5.9%	14,626	10.4%
Net sales
Net sales for the three months ended September 30, 2019, were $146,488, compared to net sales of $141,087 for the three months ended September 30, 2018, an increase of $5,401 or 4%. The $5,401 increase in net sales was primarily attributable to (1) increased sales of protective cases under our Gear4 brand and (2) increased power management sales driven primarily by HALO product sales and new mophie product launches during the quarter. This was partially offset by lower sales of screen protection products.
Gross profit
Gross profit for the three months ended September 30, 2019, was $54,345 or approximately 37% of net sales, compared to $52,171 or approximately 37% of net sales for the three months ended September 30, 2018. Gross profit margin has not changed significantly due to decreases in our screen protection sales offset by an increase in sales of Gear4 brand cases, HALO branded power products, and InvisibleShield VisionGuard products.
Operating expenses
Total operating expenses for the three months ended September 30, 2019, were $42,687, compared to operating expenses of $33,915 for the three months ended September 30, 2018, an increase of $8,772 or 26%. The $8,772 increase in operating expenses was primarily attributable to (1) additional selling, general and administrative expense associated with the newly acquired BRAVEN, Gear4, and HALO brands, (2) severance charges of $1,818 associated with a corporate restructuring during the third quarter of 2019, (3) increased marketing investments to support our growing portfolio of brands and products, and (4) higher amortization of long-lived intangibles related to the BRAVEN, Gear4, and HALO acquisitions.
Other expense, net
For the three months ended September 30, 2019, total other expense, net was $1,683 compared to total other expense, net of $462 for the three months ended September 30, 2018. The increase in other expense is primarily attributable to an increase of interest expense due to higher amounts of debt and a loss on foreign exchange transactions.
Income tax provision
We recognized an income tax provision of $1,293 for the three months ended September 30, 2019, compared to an income tax provision of $3,168 for the three months ended September 30, 2018. Our effective tax rate was 13% and 18% for the three months ended September 30, 2019, and 2018, respectively. The change in the effective tax rate for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was due primarily to the mix of projected income by jurisdiction, as well as the impact of discrete return-to-provision items relative to book income for the quarter. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items, our global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit (“FTC”).

Net income
We reported net income of $8,682 or $0.30 per share on a fully diluted basis for the three months ended September 30, 2019, compared to net income of $14,626 or $0.51 per share on a fully diluted basis for the three months ended September 30, 2018.
Nine months ended September 30, 2019, and 2018

	For the Nine Months Ended
	September 30, 2019		September 30, 2018
	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$332,034	100.0%	$371,718	100.0%
Gross profit	115,926	34.9%	127,421	34.3%
Operating expenses	127,547	38.4%	96,053	25.8%
Other expense, net	(3,120)	(0.9)%	(1,494)	(0.4)%
Income tax benefit (provision)	3,663	1.1%	(5,003)	(1.3)%
Net (loss) income	(11,078)	(3.3)%	24,871	6.7%
Net sales
Net sales for the nine months ended September 30, 2019, were $332,034, compared to net sales of $371,718 for the nine months ended September 30, 2018, a decrease of $39,684 or 11%. The $39,684 decrease in net sales was primarily attributable to (1) a decrease in sales of screen protection products due to a pull forward of shipments into the fourth quarter of 2018 ahead of a then-expected tariff increase and (2) decreased sales of mophie power management due to challenging sell-in comparisons during the first half of 2019. These decreases were partially offset by increased sales of Gear4 cases and HALO products.
Gross profit
Gross profit for the nine months ended September 30, 2019, was $115,926 or approximately 35% of net sales, compared to $127,421 or approximately 34% of net sales for the nine months ended September 30, 2018. Gross profit margin has not changed significantly due to decreases in our screen protection sales offset by an increase in sales of Gear4 brand cases, HALO branded power products, and InvisibleShield VisionGuard products.
Operating expenses
Total operating expenses for the nine months ended September 30, 2019, were $127,547, compared to operating expenses of $96,053 for the nine months ended September 30, 2018, an increase of $31,494 or 33%. The $31,494 increase in operating expenses was primarily attributable to (1) additional selling, general and administrative expense associated with the newly acquired BRAVEN, Gear4 and HALO brands, (2) severance charges of $2,225 associated with corporate restructurings during the second and third quarter of 2019, (3) increased marketing investments to support our growing portfolio of brands and products, and (4) higher amortization of long-lived intangibles related to the BRAVEN, Gear4 and HALO acquisitions.
Other expense, net
For the nine months ended September 30, 2019, total other expense, net was $3,120 compared to total other expense, net of $1,494 for the nine months ended September 30, 2018. The increase in other expense is primarily attributable to an increase of interest expense due to higher amounts of debt and partially offset by a gain recorded on settlement of liabilities.
Income tax benefit (provision)
We recognized an income tax benefit of $3,663 for the nine months ended September 30, 2019, compared to an income tax provision of $5,003 for the nine months ended September 30, 2018. Our effective tax rate was 25% and 17% for the nine months ended September 30, 2019, and 2018, respectively. The increase in the effective tax was due to several factors including but not limited to the effect of favorable discrete items that increase the effective rate in the current year versus an opposite effect in the prior year given our financial position. We are currently in a book loss position versus a book income position during the same period in the prior year. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items, our global tax strategy, and the inclusion of global intangible low taxed income and the corresponding FTC.

Net (loss) income
We reported net loss of $11,078 or $(0.38) per share on a fully diluted basis for the nine months ended September 30, 2019, compared to net income of $24,871 or $0.87 per share on a fully diluted basis for the nine months ended September 30, 2018.
Liquidity and Capital Resources (Amounts in thousands)
As of September 30, 2019, our principal sources of liquidity were cash on hand and net borrowings from revolving credit facilities. Our principal uses of cash for the nine months ended September 30, 2019, was for cash used in operations, a business acquisition, purchase of property and equipment, payments for the net share settlement of restricted stock, and purchase of treasury shares.
Cash and cash equivalents on-hand decreased to $14,669 on September 30, 2019, from $15,793 on December 31, 2018, a decrease of $1,124. The net decrease was primarily attributable to (1) $24,803 used in operating activities, (2) $20,364 net cash paid for the HALO Acquisition, (3) $7,002 paid for property and equipment purchases, (4) $848 of payments for the net share settlement of restricted stock, and (5) $722 of payments for treasury stock. These expenditures are partially offset by $53,000 net proceeds from revolving credit facilities.
Accounts receivable, net of allowances, decreased to $135,345 on September 30, 2019, from $156,667 on December 31, 2018, a decrease of $21,322. The net decrease was primarily attributable to lower sales for the third quarter of 2019 in comparison to the fourth quarter of 2018, as well as strong cash collections during the nine months ended September 30, 2019.
Inventories increased to $138,452 on September 30, 2019, from $82,919 on December 31, 2018, an increase of $55,533. The net increase was primarily attributable to lower sales in the first nine months of 2019, an increase in inventory levels needed to support new product launches, and an increase in inventory from the acquisition of HALO.
Accounts payable increased to $97,978 on September 30, 2019, from $80,908 on December 31, 2018, an increase of $17,070. The net increase was primarily attributable to increased operating expenses to support higher sales/ anticipated sales during the third and fourth quarters of 2019, partially driven by our newly acquired brands: Gear4, HALO, and BRAVEN.
As of September 30, 2019, we achieved working capital of $129,148 compared to $105,540 as of December 31, 2018, an increase of $23,608. The net increase in the working capital position was primarily attributable to the changes in inventories, a decrease in the sales return liability due to decreased sales during the nine months ended September 30, 2019, and accounts payable previously noted; partially offset by accounts receivable, net of allowances.
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
Changes in Internal Control over Financial Reporting
The acquisition of HALO on January 3, 2019, represents a material change in internal control over financial reporting since management’s last assessment of our internal control over financial reporting which was completed as of December 31, 2018. The HALO business utilizes separate information and accounting systems and processes. We intend to exclude the operations of HALO from the scope of our Sarbanes-Oxley Section 404 report on internal controls over financial reporting for the year ended December 31, 2019. Furthermore, we intend to extend our Sarbanes-Oxley Section 404 compliance program to include the HALO business beginning in 2020.
We acquired Gear4 on November 30, 2018, and excluded Gear4 from our assessment of internal control over financial reporting as of December 31, 2018. We are in the process of integrating the Gear4 and HALO businesses into our information and accounting systems and processes, and expect that Gear4's integration will be completed before the end 2019 and HALO's integration will be completed in 2020.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Certain of the legal proceedings in which we are involved are discussed in Note 11, “Contingencies,” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our 2018 Form 10-K, which could materially affect our business, financial condition, or future results. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2018 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
There were no material changes during the period covered in this report to the risk factors previously disclosed in our 2018 Form 10-K except as follows:
U.S. tariffs and international trade disputes could increase the cost of our products or make our products more expensive for customers.
On August 1, 2019, the U.S. Government announced a 10 percent tariff on an additional $300 billion worth of Chinese imports effective on September 1, 2019. Chinese Government retaliated with tariffs ranging from 5 percent to 10 percent on $75 billion worth of U.S. imports in two batches effective on September 1, 2019 and December 15, 2019. The U.S. Government immediately responded by increasing the tariff rate to 15 percent on the $300 billion worth of Chinese imports announced in August 2019 with a portion effective on September 1, 2019 and the rest on December 15, 2019. Additionally, the U.S. Government increased the existing tariffs on the $250 billion worth of Chinese products from 25 percent to 30 percent effective on October 15, 2019. Prior to October 15, 2019, the U.S. and China resumed trade discussions; after the meeting, the U.S. suspended the scheduled tariff increase on the $250 billion worth of Chinese products that were supposed to take effect on October 15, 2019. Both the U.S. and China plan to meet again and work together to reach a phased agreement on canceling the tariffs. However, there is no predictability of when these meetings will occur and if such meetings will be effective. With this noted uncertainty of these trade talks, these trade disputes will impact certain product lines that were previously not impacted by recent tariffs and our business could be adversely affected by increased costs in importing our products. These factors could make our products less competitive and reduce consumer demand. We are uncertain of the potential future magnitude that these and other potential trade disputes and policies that may occur, and these factors could materially adversely affect our business, financial condition, and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
a. Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date

10.1	Second Amendment Agreement, dated as of August 30, 2019, by and among ZAGG Inc, as borrower, KeyBank National Association, Zions Bancorporation, N.A. dba Zions First National Bank, and MUFG Union Bank, N.A., as lenders, and KeyBank National Association, as administrative agent	8-K	001-34528	10.1	9/5/2019
10.2	Separation and Release of Claims Agreement, dated August 29, 2019, between ZAGG Inc and Brian Stech	8-K	001-34528	10.2	09/05/2019
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended					X
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended					X
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

ZAGG INC
(Registrant)

Dated: November 6, 2019	By:	/s/ CHRIS M. AHERN
Chris M. Ahern
Chief Executive Officer & Director
(Principal executive officer)

Dated: November 6, 2019	By:	/s/ TAYLOR D. SMITH
Taylor D. Smith
Chief Financial Officer
(Principal financial and accounting officer)