Form 10-K
period 2019-12-31
ZAGG Inc
filed 2020-03-16
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☑ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2019, or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Securities registered under 12(g) of the Exchange Act: None
Securities registered under 12(b) of the Exchange Act:

Common Stock, $0.001 par value	ZAGG	The Nasdaq Global Select Market
(Title of each class)	(Trading Symbol(s))	(Name of each exchange on which registered)
Based on the closing sales price of the voting and non-voting common equity held by non-affiliates as of June 28, 2019, the last business day of the Registrant's second fiscal quarter, the aggregate market value on the Nasdaq Stock Market of the voting and non-voting common equity held by non-affiliates was approximately $197,841,738. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.
The number of shares of the Registrant’s common stock outstanding as of March 13, 2020, was 29,756,911.
Documents incorporated by reference. Portions of the Registrant's Definitive Proxy Statement for the Registrant's 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this report. The Definitive Proxy Statement or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission within 120 days after the Registrant's fiscal year end.

ZAGG Inc
Fiscal year ended December 31, 2019
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
We have created a platform to combine category-creating and innovative brands that we have acquired with our existing house of brands to address specific consumer needs and better empower a mobile lifestyle. We have an award-winning product portfolio that includes screen protection, protective cases, power cases, power management, wireless charging, audio, mobile keyboards, and other mobile accessories sold under the ZAGG®, InvisibleShield®, mophie®, IFROGZ®, BRAVEN®, Gear4®, and HALO® brands.

We maintain our corporate headquarters at 910 West Legacy Center Way, Suite 500, Midvale, Utah, 84047. Our telephone number is 801-263-0699 and our website address is www.ZAGG.com (the URL is included here as an inactive textual reference, and information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report).
We have established four Corporate Objectives and four Core Values to act as a foundation for our corporate culture:

Corporate Objectives	Core Values
The Preferred Brand	Integrity
Creative Product Solutions	Passion
Targeted Global Distribution	Care for People
Operational Excellence	Performance
To better carry our Corporate Objectives and Core Values, we have also adopted six Cultural Beliefs that guide us daily:
•Be Brave - I respectfully listen, speak candidly, consistently exchange feedback and communicate broadly.
•Be Accountable - I see it, own it, solve it and do it.
•Be Better - I relentlessly pursue opportunities to improve.
•Reach Out - I reach across all boundaries to collaborate and create alignment.
•Take Charge - I make decisions, take the necessary risks and act with no fear of failure.
•ZOOM! - I learn fast, move fast, and deliver.
These Corporate Objectives are intended to align our functional teams’ goals and execution. Every one of our employees is trained to understand his or her role in executing these objectives. Each Core Value and Cultural Belief acts as a key component in working toward our Corporate Objectives of providing Creative Product Solutions, executing Targeted Global Distribution, achieving Operational Excellence, and being The Preferred Brand for our customers.
Available Information
We file our annual reports on Form 10-K, quarter reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information electronically with the SEC, and these reports can be obtained by the public through the SEC's website at www.sec.gov. In addition, reports or information filed with the SEC are available free of charge on our website at www.ZAGG.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The URLs are included here as inactive textual references.

Our Products
Our innovative products are included in the following general categories:
•Protection (screen protection and protective cases)
•Power (power stations, wireless chargers, and power cases)
•Audio (earbuds, headphones, and speakers)
•Productivity and Other (keyboards and other mobile accessory products)
These four general product categories are broken down by brand as follows:
InvisibleShield Products
InvisibleShield products, including InvisibleShield Film, InvisibleShield Glass, and our InvisibleShield On Demand® (“ISOD”) solution, are designed to provide premium, lifetime protection for mobile device screens against shattering or scratching through military-grade solutions. Our products are designed to provide peace of mind by enabling consumers to enjoy their mobile devices without the inconvenience of a shattered, cracked, or scratched screen. Our protective InvisibleShield Film and InvisibleShield Glass products offer consumers a wide array of protection types and features, all with a limited lifetime warranty.
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
•Glass Elite Family - InvisibleShield Glass + VisionGuard™ + with anti-microbial technology, Glass Elite Anti-Glare, Glass Elite Privacy and Glass Elite was unveiled for the Apple iPhone 11 series and Google Pixel 4 series. The Glass Elite family of products features our most advanced technologies to date and is coupled with InvisibleShield's strongest screen protection ever.
We have maintained the leading market share in screen protection in the United States (“U.S.”) and the United Kingdom (“U.K.”) by consistently delivering innovative InvisibleShield products to the market. We continue to innovate and expand our screen protection products to meet the evolution of new technology and consumer needs in the market.

Gear4 Products
Gear4 is a leader in smartphone cases with unique and stylish case designs, unparalleled protection, and proven durability. With Gear4's beginnings in the U.K., Gear4 grew to be one of the top selling U.K. smartphone case brands, and now has a global market for its products. Gear4 protective cases exclusively feature D3O® technology, which is designed to provide the thinnest and most advanced impact and shock absorption - the same material used in many professional sports, industrial, and military equipment applications. In their raw states, D3O materials can flow freely when manipulated slowly, but on shock lock together to absorb and disperse energy before instantly returning to their flexible state. In 2019, we released the Chelsea product line which is a new-to-market concept that allows consumers to express their personal style by swapping the design of their case with ease. With this new Gear4 innovation, consumers can easily insert the design between a Gear4 clear case and the device for the perfect combination of style and impact protection. In early 2020, we also expanded Gear4's product lineup to bring the D3O technology to the Apple iPad.
With D3O technology and our expansive global distribution channels, we believe Gear4 cases can offer the best mobile device protection experience for our customers and provide us with meaningful growth opportunities in our protection product line.
mophie Products
mophie is a leading battery case, mobile power, and wireless charging brand with award-winning products designed to liberate mobile users from the power and charging limitations of mobile devices by providing more time to rock, talk, watch, game, surf, save, and send. Notably, the original JuicePack® was designed to provide device-specific protection as well as additional battery power to many of the most popular mobile phones. mophie products are recognized for style and engineered for performance, providing a seamless integration of hardware, software, and design. The mophie ecosystem of mobile accessories provides both power and protection for virtually any mobile device. With groundbreaking battery cases, wireless charging, universal batteries, cables, adapters, and docks, mophie products represent innovation at the forefront of design and development.
mophie’s innovative universal wireless charging pads are designed to provide an optimized charging experience with the latest Qi® wireless charging technology for universal compatibility and its charge stream powerstation® products are made to ensure consumers have access to easy, fast, and convenient wireless charging anywhere and anytime for Apple, Samsung®, Google, and other Qi-enabled mobile devices. In 2019, we launched the following new products:
•the JuicePack access battery cases to provide advanced impact protection for Apple’s latest smartphones that feature extra battery life, wireless charging and full access to the iPhone Lightning® port;
•charging accessories, including a new wireless charging pad, two car chargers and a variety of USB cables for Apple products;

•a line of universal batteries with four capacities, featuring multiple charging ports including a shared USB-C input and output port, and the powerstation hub portable battery with convenient foldable AC power prongs that can be used as a wall outlet hub or as a portable battery; and
•two multi-device wireless charging pads and two car chargers designed to work with a variety of Apple products.
In early 2020, we unveiled the mophie powerstation goTM universal battery which utilizes HALO's portable car jump starter technology; the lightweight and portable battery can jump start sport utility vehicles or full-sized cars and is also equipped with USB-A ports, an AC power outlet, and Qi wireless charging for mobile devices and laptops.
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
We believe that products under the HALO brand will continue to provide the most innovative mobile lifestyle solutions available on the market today and that these products will continue to be positioned to address the evolving needs of consumers around the world.
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
IFROGZ EarPollution® product line of earbuds and headphones specifically target a younger demographic while still appealing to a wide spectrum of consumers. In 2019, we launched the AIRTIMETM Truly Wireless Earbuds, which include quick-charging and auto-pair technology that connects both earbuds to any Bluetooth® device seamlessly. Shortly following the launch of the AIRTIME, we launched AIRTIME PRO Truly Wireless Earbuds with the latest audio technology features, enabling consumers to enjoy audio streaming and hands-free calling free from wires.

In early 2020, we unveiled the AIRTIME VIBE active noise cancellation headphones which reduce ambient noise by approximately twenty decibels at the push of a button, as well as AIRTIME Sport Truly Wireless Earbuds with around-the-ear sport wings and an IPX5 water resistance built for an active lifestyle.
We continue to innovate and expand our headphone and earbud product lines under the IFROGZ brand to include offerings for all ages under both the IFROGZ and EarPollution product lines.
BRAVEN Products
BRAVEN products innovate the rugged Bluetooth audio category by combining unparalleled design with cutting-edge technology to produce premium Bluetooth audio solutions for the outdoor adventurer and modern audio enthusiast. BRAVEN’s intelligently designed products include robust craftsmanship and world-class engineering to create a thrilling audio experience. In 2019, we launched the BRV® rugged speaker collection with BRAVEN'S biggest and loudest Bluetooth speakers designed to be durable, shockproof and waterproof.
We anticipate that the combination of high audio quality, ease of use, and superior features will enable us to continue to expand the BRAVEN brand.

ZAGG Products
Products under the ZAGG brand are designed to empower people to live their lives unleashed. Mobility is changing how consumers do everything in their lives and we seek to drive the mobile lifestyle forward with products that are designed to allow consumers to be productive and connected at work, at play, and at rest. ZAGG products, which include keyboards and cases, are designed to free consumers from the confines of the traditional workplace. We believe “getting away” shouldn’t mean being disconnected. As such, our ZAGG products feature cutting-edge design and innovation to provide portability, style, and productivity that can keep up with even the most active mobile users. We support the communicators, commuters, creators, and closers who live a mobile lifestyle. With the right ZAGG mobile accessories, we believe no one ever needs to feel tethered or held back.
ZAGG keyboards are designed to offer consumers an enhanced and innovative productivity experience. Since entering this category, we have continually reinvented the ZAGG line of keyboards while also providing timely, curated solutions for new devices released by Apple, Microsoft®, and Samsung, as well as other leading mobile device providers. In addition to device-specific keyboards and folio keyboard cases, the ZAGG line of universal full-size Bluetooth keyboards are designed to be compatible with virtually any device and mobile operating system. In 2019, we unveiled the Slim Book™ Go, Rugged Book™ Go, and Messenger Folio™ keyboards for iPad and iPad Pro models which feature a protective yet lightweight design that boasts backlit, laptop-style keys for ultimate productivity in today’s on-the-go world.
We continue to innovate and expand our wireless keyboard product lines as end users’ requirements evolve in this rapidly changing market.

Our Strategy
The focus of our business is to (1) design creative product solutions for users of mobile devices, (2) sell these products to consumers through targeted global distribution partners, retail partners, televised home shopping channels, and online, (3) drive operational excellence across the organization, and (4) become the preferred brand through emphasizing innovation and product quality, providing excellent customer service, and focusing on the end-users’ experience with our products. We focus our corporate, team, and individual goals to accomplish these overall corporate objectives.
We plan to continue to expand our product offerings, including competing in new product categories and entering new domestic and global markets that we believe will be consistent with our overall corporate strategy. We believe that by innovating within existing product categories, entering new geographic markets, and competing in new product categories, we can achieve our stated objectives and meet our strategic goals.
Design and Packaging
We design our InvisibleShield Film and Glass products for application on thousands of specific electronic devices. Our logistics partners acquire precision-cut raw materials from exclusive third-party suppliers. These precision-cut InvisibleShield Film and Glass products either use the EZ Apply tabs installation or are packaged with an installation kit consisting of a moisture adhesive-activating solution, a squeegee, and instructions for application on specific electronic devices. We have established relationships with package assembly, shipping, and logistics companies worldwide that we expect will allow us to expand production and shipping capacity for InvisibleShield Film and Glass production as we continue to grow existing markets and enter new markets.
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
We manufacture our other mobile device accessories (InvisibleShield Glass, keyboards, keyboard cases, audio products, cases, power cases, mobile power solutions, wireless charging solutions, and other accessories) using third-party contract manufacturers located primarily in Asia. We have established relationships with third-party manufacturers, package assembly, warehousing, shipping, and logistics companies that allow us to expand our accessories production and shipping capacity as we continue to grow our current customer base and enter new markets.
For all our products, we design the exterior packaging to ensure it is consistent with our overall marketing strategy and the desires of our major retailer partners. We have designed the hard plastic and cardboard box packaging to be informative and attractive for point-of-sale displays, and continue to make significant progress in making our packaging and products more environmentally sustainable. We outsource the production of packaging to various independent third-parties.

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
As a result, a significant market has emerged for protecting portable electronic devices and enhancing the consumer experience by providing power, audio, and other accessories for such devices. We sell each of our product lines to consumers of electronic and hand-held devices directly through our website, televised home shopping channels and other key online retailers, and through our global distribution and retail partners. We sell a significant amount of product for use on Apple’s iPhone and iPad devices, and Samsung Galaxy® smartphones and tablets, although we have experienced continued diversification as other manufacturers’ presence in the market has increased.
In addition to the Apple and Samsung devices noted above, the handheld electronics industry has continued to develop and market devices with touch screen interfaces, and several major manufacturers, including Google, Microsoft, Amazon®, Motorola®, Dell®, Lenovo®, Blackberry®, Xiaomi®, Huawei®, and HTC®, continue to release innovative products each year. The InvisibleShield product line is the ideal device protection offering for all types of touchscreen devices, as it does not interfere with the functionality of the device while offering complete scratch-proof protection. Our ZAGG keyboard product line is ideal for tablet and smartphone users as the product line includes keyboards that are both device-specific and device-agnostic. In addition, our IFROGZ audio product line offers excellent enhancement to any mobile device and our BRAVEN audio product line provides high-end audio quality for outdoor adventure. Our mophie power product line and our newly acquired HALO power product line is viewed as a potential opportunity for significant future growth as mobile devices become more ingrained in our day-to-day lives. Lastly, our Gear4 protective case product line offers stylish smartphone and tablet cases made with the innovative D3O material that provides the best protection to mobile devices. We intend to continue to focus our marketing and innovation efforts around these types of product solutions.
Market Segments
With thousands of InvisibleShield products/product configurations available, we have a protective covering available for all major market segments of handheld electronic devices, including smartphones, tablets, notebook computers, laptops, gaming devices, smartwatches, and similar devices and surfaces. We intend to continue to configure the InvisibleShield product for use in newly developed consumer devices. The InvisibleShield can be quickly configured, packaged, and shipped to customers for new devices as they enter the consumer marketplace, making our InvisibleShield products available for purchase at the time of or within days of the launch of new electronic devices. Equally important, ISOD, our solution used to cut an InvisibleShield for virtually any mobile device in seconds, makes it possible for retailers to have an InvisibleShield available on the launch date for all device releases.

The smartphone segment continues to be a significant market. Along with the tablet market, buyers are drawn to new devices by their design, as well as their updated functionality. However, everyday use often mars the finish of the devices’ screens and other areas that receive wear and tear. InvisibleShield protection products, as well as Gear4 branded cases, offer excellent device protection, while not impeding the style and the form or functionality of smartphones and tablets and do not inhibit the touch sensitivity of devices with touch screen technology. Specifically, the recent addition of VisionGuard technology to our InvisibleShield products helps protect device users’ eyesight when using their mobile devices. Further, our ZAGG keyboard line provides a professional and innovative solution with stylish and lightweight design to interact with tablets and smartphones that boasts ultimate productivity for the users. Our IFROGZ audio line enables technology-rich audio experiences from well-designed and intuitive products. Lastly, the mophie ecosystem provides power accessories for virtually any mobile device.
With our acquisition of BRAVEN Audio, we are able to offer outdoor enthusiasts the toughest audio products with high-end sound quality virtually anywhere they go. Such high quality audio products, together with our existing global distribution channels, will enable us to increase our visibility in this particular market.
With the addition of Gear4 to our portfolio of brands, we are better enabled to provide top-of-the-line and modern case protection using D3O technology to protect and accessorize mobile devices used by consumers around the world.
HALO adds new distribution channels to our portfolio, including HALO's strong relationship with QVC, a global leader in televised home shopping and e-commerce. By adding HALO to our portfolio of brands, we will be unique at offering, at scale, HALO's innovative products and be better positioned to address the evolving needs of consumers around the world.
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
Marketing and Distribution
Domestically, we sell our products on our website, to big box electronics retailers, to wireless retailers, on televised home shopping channels, to other product distributors and retailers, and to franchisees that operate cellphone repair locations, kiosks, and ZAGG-branded stores in shopping malls and retail centers. In addition, our products are available for sale worldwide through our website as well as through non-U.S. retailers and distributors via our subsidiaries in Ireland, China, and other international locations. Currently, we advertise our products primarily on the internet, on television through QVC and HSN spotlights, through print advertisements in conjunction with our retail partners, and through point of sale displays at retail locations. We intend to continue to strategically expand our advertising activities in 2020, particularly through point of sales displays at retailer locations, social media campaigns on the internet, and on QVC and HSN. We are also seeking to create and improve strategic partnerships with makers of smartphones and tablets, electronic accessories, and mobile content providers to enhance our product offerings.
Indirect Channels (amounts in thousands)
We sell our products through indirect channels, including big box retailers, wireless retailers, domestic and international distributors, independent Apple retailers, university bookstores, and small independently owned consumer electronics stores. For the year ended December 31, 2019, we sold $453,655 of product, or approximately 87% of our overall net sales, through this channel. We enter into reseller agreements with many of our indirect channel partners.
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
For the year ended December 31, 2019, we sold $42,387 of product, or approximately 8% of our overall net sales, through our website.
Franchises (amounts in thousands)
In addition to operating a corporate ZAGG-branded store, we sell our products to third-party franchisees that operate cellphone repair locations, kiosks, and ZAGG-branded stores in shopping malls and retail centers. We enter into agreements with franchisees who purchase our products and resell them to consumers.
For the year ended December 31, 2019, we sold $25,880 of product, or approximately 5% of our overall net sales, to franchisees and via our corporate owned store.

Warranties
All of our products purchased by consumers through authorized retailers have varying levels of warranty coverage. For InvisibleShield-branded products, we offer a limited lifetime warranty, with the exception of InvisibleShield Liquid Defense+TM which includes a limited screen guarantee. If the InvisibleShield product is ever scratched or damaged in the course of normal use, a customer may return the old product and we will replace it at no cost to the customer, other than a minimal handling fee. The devices to which the InvisibleShield products are applied typically have relatively short lives, which helps to limit our exposure for warranty claims. Should products cease to function properly, we also offer manufacturer's warranties. For HALO products purchased from ZAGG.com or an authorized ZAGG-branded retail outlet, we offer a 90-day manufacturer's warranty; for ZAGG and IFROGZ branded products, we offer a one-year manufacturer's warranty; and for mophie-branded products, BRAVEN-branded products, and Gear4 speakers, we offer a two-year manufacturer's warranty. For Gear4-branded products (excluding Gear4 speakers), mophie PRO cable and Earbud Tips for Life tips, we offer a limited lifetime warranty.
Suppliers
We do not directly manufacture any of our products, rather we employ various third-party manufacturing partners in the U.S. and Asia to perform these services on our behalf. The services provided by these third-parties include the selection of sub-suppliers that provide raw materials and other components used in the manufacturing process. We have endeavored to use common components and readily available raw materials in the design of our products that can be sourced from multiple sub-suppliers. However, raw film used in our InvisibleShield Film and ISOD products has been produced by a single supplier for the last 10 years. Our InvisibleShield film supplier has contractually agreed to not sell the raw materials to any of our competitors. In addition, our anti-microbial supplier has contractually granted us an exclusive right to purchase the materials in North America in the consumer technology mobile industry.
Below is a high-level summary by product category of the manufacturing sources we use:
•Protection (Screen Protection and Cases) – Our screen protection product line is comprised of InvisibleShield Glass products (approximately 75% of 2019 screen protection sales or 33% of net sales), InvisibleShield Film products (approximately 13% of 2019 screen protection sales or 6% of net sales), and ISOD film blanks (approximately 12% of 2019 screen protection sales or 5% of net sales). Our InvisibleShield Glass products are sourced from factories in Asia with protective glass expertise, each of which uses a number of sub-suppliers for raw materials and other components. Our InvisibleShield Film and ISOD products are sourced through our third-party logistics partner, who purchases the raw film inventory from a U.S.-based single supplier (as discussed above). The VisionGuard raw materials are provided to the manufacturers through an exclusive licensing agreement with a third-party partner.

Our protective case product line consists primarily of Gear4 cases featuring D3O technology designed to protect smartphones and tablets. Our protective cases are sourced from factories in Asia with expertise in case protection manufacturing, each of which uses a number of sub-suppliers for raw materials and other components. The D3O raw materials are provided to our manufacturers through an exclusive licensing agreement with a third-party partner who is the sole manufacturer of D3O materials.
•Power (Power Management and Power Cases) – Our power management product line consists of power products that are designed to provide on-the-go power for tablets, smartphones, smartwatches, cameras, and virtually all other electronic mobile devices. With the addition of HALO to our mophie portfolio, our combined power management product line includes power stations, wireless charging, car and wall chargers, portable power, power wallets, and more. Our power products are sourced from factories in Asia with battery expertise, each of which uses a number of sub-suppliers for raw materials and other components.
•Audio – Our audio product line consists of earbuds, headphones, and speakers that are designed to be compatible with virtually all electronic mobile devices. Our audio products are sourced from factories in Asia with audio expertise, each of which uses a number of sub-suppliers for raw materials and other components.
•Productivity (Keyboards and Other) – Our keyboard product line consists of (1) device-specific keyboards designed to fit individual tablets produced by original equipment manufacturers, and (2) keyboards that are designed to be device-agnostic and can be used on virtually any mobile device. Our keyboard products are sourced from factories in Asia with keyboard expertise, each of which uses a number of sub-suppliers for raw materials and other components.
Our product and operations teams work closely with suppliers from initial product development and throughout the manufacturing process to ensure that (1) the supplier understands and will build according to product specifications, (2) appropriate quality is maintained for the finished goods and for all sub-components, and (3) the supplier can meet our supply needs.
Intellectual Property (“IP”) Rights
We own utility and design patents in the U.S. and in various foreign countries which correspond to a number of our products, including patents with claims focused on certain features of our InvisibleShield screen protection for electronic devices. Although we develop a portion of our IP through internal innovation, IP is also obtained through strategic acquisitions. We continue to actively pursue additional IP for our developing product portfolio, including patents and applications for our InvisibleShield screen protection and associated methods in the U.S. and in foreign countries, by filing patent applications for (i) both wet and dry application processes for securing protective InvisibleShield film products to consumer electronic devices; (ii) dry-application protective InvisibleShield film products; and (iii) on-demand production of electronic device accessories, including InvisibleShield film products. In addition, we have filed applications, and in some instances secured patents, for a variety of our battery cases, mobile power, wireless charging, keyboard, audio and protective case products. We have additional patents pending in the U.S. and internationally for a variety of current and expected products.

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
We have strategically developed relationships, and in some cases, exclusive agreements, with third-party vendors and suppliers. Our long-standing relationships with raw material suppliers and manufacturers expand the scope of potential IP protection available to us, including development of innovative solutions for protective films and glass. These relationships also provide us with a reasonable expectation that we will be able to supply customers with products long into the future.
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
The addition of our BRAVEN, Gear4, and HALO brands, including the IP associated with those brands, has added to our expanding IP portfolio. We believe that this IP, which includes patent and trademark protections, will assist us in maintaining competitive advantages with these technologies into the future.
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
Due to our close partnership with global suppliers, our third-party logistics partner, and the manufacturer of the raw film used in our InvisibleShield and ISOD products, our product development teams work directly with these partners in the development of products. We enter into contractual agreements with some of our global suppliers to leverage IP technology and patents of these partners and suppliers. For the other key global suppliers, we have contractually agreed that we will retain all patents and IP rights to products that arise through our relationship, including design changes and innovations regardless of who instigates the product development change.
Employees
As of December 31, 2019, we had 628 full-time and part-time employees, including our management team. 479 of our employees are located in the U.S. and support our domestic operations, while 149 employees are located outside the U.S. to support our international operations. No employee is represented by a labor union, and we have never suffered an interruption of business due to labor disputes. We believe our relationship with our employees is good and have made efforts to ensure fair compensation, competitive benefits, and a positive working environment.
Environment Law Compliance
We are subject to various laws and government regulations concerning environmental matters in the U.S. and other countries, specifically for the materials used in our products, product-related energy consumption, and the recycling of our products, batteries, and packaging. We have been making necessary effort and are continually reviewing our operations for compliance with applicable laws. Though costs for environmental compliance could be costly, we do not expect such compliance to have a material impact on our business or a material financial effect on our consolidated financial condition, results of operations, or cash flows.
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
In July 2018, we acquired BRAVEN, a rugged Bluetooth speakers and earbuds provider, which offers a high quality audio experience for outdoor adventurers. This product line and brand enables us to reach new markets and customer demographics. The results of operations of BRAVEN are included in our results of operations beginning on July 20, 2018.

In November 2018, we acquired Gear4, one of the top selling smartphone case brands in the U.K., for its stylish phone cases which are manufactured with D3O technology. D3O shock absorbing materials can provide significant protection to smartphones and other electronic devices. We believe this acquisition expands our product offering to better meet the needs of our smartphone consumers for innovative case protection. The results of operations of Gear4 are included in our results of operations beginning on December 1, 2018.
In January 2019, we acquired HALO, a leading direct-to-consumer accessories company with an extensive IP portfolio. HALO designs, develops and markets innovative technology products to make consumers' lives easier. This acquisition enables us to enter new distribution channels, and to leverage new technology to enter into new consumer markets. The results of operations of HALO are included in our results of operations beginning on January 4, 2019.
Seasonal Business
We have historically been positively impacted near the time of major device launches by Apple, Samsung, and other device manufacturers, particularly when there is a change in form factor. We expect major device launches to continue to positively impact our operations during 2020 and beyond. Further, as our products are sold through traditional retail, online, and through home shopping channels, we experience a natural uplift during the fourth quarter due to the holidays.

ITEM 1A. RISK FACTORS
Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Risks Related to our Financial Condition (amounts in thousands)
If we are unable to maintain our line of credit facility or have a significant change in our maximum borrowing amount, we could face a deficiency in our short-term cash needs that would negatively impact our business.
On April 12, 2018, we entered into an amended and restated credit and security agreement (the "2018 Credit and Security Agreement") with KeyBank National Association (“KeyBank”) as administrative agent, Swing Line Lender and Issuing Lender, KeyBanc Capital Markets Inc. as sole lead arranger and sole book runner, and other members of the lender group, which was subsequently amended by a first amendment agreement dated as of November 28, 2018, a second amendment agreement dated as of August 30, 2019, and a third amendment agreement dated December 4, 2019 (as amended, the “2018 Credit and Security Agreement”). The 2018 Credit and Security Agreement provides a $125,000 ( “Maximum Revolver Amount” ) revolving credit commitment (the “2018 Revolver”) which is not subject to borrowing base limitations. The third amendment agreement temporarily increased the Maximum Revolver Amount to $144,300 through February 28, 2020. In addition, at our option, (i) up to $40,000 of the 2018 Revolver may be made available for the issuance of letters of credit, and (ii) we may obtain a term loan or increase the Maximum Revolver Amount of the 2018 Revolver by another $25,000 within a specified period defined in the 2018 Credit and Security Agreement. Borrowings and repayments under the 2018 Revolver may occur from time to time in our ordinary course of business through the maturity date of April 11, 2023, at which time any amounts outstanding are to be paid in full (60-month term). Interest on the 2018 Revolver accrues either at the base rate plus a margin of 0.250% to 1.375% or Eurodollar rate plus a margin of 1.250% to 2.375%, in each case, based on the Leverage Ratio (as defined in the 2018 Credit and Security Agreement). The 2018 Credit and Security Agreement also requires us to pay a monthly commitment fee with a rate that can fluctuate between 0.175% and 0.275% based on the Leverage Ratio. Payments on the monthly commitment fee are payable quarterly in arrears, commencing on July 1, 2018, and continuing on each regularly scheduled payment date thereafter.
The 2018 Credit and Security Agreement contains a number of financial and non-financial debt covenants. If we are not compliant with the covenants or fail to fulfill our payment obligations, our ability to access the 2018 Revolver will be limited. In such event, our short-term cash requirements may exceed available cash on hand resulting in material adverse consequences to our business. If we need to obtain additional funds as a result of the termination of the 2018 Credit and Security Agreement or the acceleration of amounts due thereunder, there can be no assurance that alternative financing can be obtained on substantially similar or acceptable terms, or at all. Our failure to promptly obtain alternate financing could limit our ability to implement our business plan and have an immediate, severe and adverse impact on our business, results of operations, financial condition and liquidity. In the event that no alternative financing is available, we would be forced to drastically curtail operations, dispose of assets, or cease operations altogether.
The restrictive covenants contained in our 2018 Credit and Security Agreement may limit our activities.
Our obligations under the 2018 Credit and Security Agreement are secured by substantially all of our assets. Under the 2018 Credit and Security Agreement, we are subject to specified affirmative and negative covenants customary for loans of this type.
Failure to comply with the restrictive covenants could accelerate the repayment of any debt outstanding under the 2018 Credit and Security Agreement. In addition, restrictive covenants under the 2018 Credit and Security Agreement prohibit the repurchase of ZAGG Inc common stock or the issuance of dividends if over $100,000 has been drawn on the line of credit. Until our current borrowings are paid down below $100,000, we will not be able to take advantage of potential opportunities to repurchase ZAGG Inc common stock or issue dividends.
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
As of December 31, 2019, we had $107,140 of debt outstanding which was subject to variable interest rates. This variable rate debt had a total weighted average interest rate of approximately 4.64% per annum as of December 31, 2019. Increases in interest rates on this variable rate debt would increase our interest expense, which could harm our cash flows.
In 2017, the U.K.'s Financial Conduct Authority announced its intention to stop using London interbank offered rate ("LIBOR") by the end of 2021. Interest under the 2018 Credit and Security Agreement is based on either the base rate or Eurodollar rate in which both of them utilize LIBOR as one of the benchmarks in determining the interest rate. Discontinuing or replacing LIBOR with a newly created index may incur incremental costs upon transition. Without any definitive information, we are unable to determine the potential effect on our cost of capital; however, we do not expect it to have a material impact on our consolidated financial condition, results of operations, or cash flows.
Risks Related to our Company and Business
Because sales of consumer electronic accessories are dependent on new products and consumer acceptance, we could experience sharp decreases in our sales and profit margin if we are unable to continually introduce new products and achieve consumer acceptance.
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
Because we are dependent on third-party sources to acquire sufficient quantities of raw materials to produce our products, any interruption in those relationships could harm our results of operations and our revenues.
We do not manufacture any of our products; rather, we employ various third-party manufacturing partners to perform these services on our behalf. The services employed by these third-parties include the selection of sub-suppliers that provide raw materials and other components used in the manufacturing process. Our manufacturing partners acquire substantially all of the raw materials that we use in our products from a variety of suppliers. We can give no assurance that:
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
Due to our close partnership with suppliers in Asia, our third-party partners, and the manufacturer of the raw film used in our InvisibleShield Film and ISOD products, alongside our partnerships for D3O and VisionGuard raw materials, our product development teams work directly with these partners in the development of products. Our key suppliers in Asia have contractually agreed that we will retain all patents and IP rights to products that arise through our relationship, including design changes and innovations regardless of who instigates the product development change. These suppliers retain the patents and IP rights for products it develops on our behalf, though has contractually agreed to not sell the raw materials to any of our competitors. As we do not own the IP for raw materials, including the InvisibleShield Film, D3O, VisionGuard, and anti-microbial products, we cannot provide assurance that we will be able to source technologically advanced products in the future in order to remain competitive. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining profit margins and inventory obsolescence. Because we maintain a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.
Although we do not own the patent for the film, D3O, VisionGuard, and anti-microbial raw materials, which is held by our exclusive suppliers, these suppliers have contractually agreed to not sell the raw materials to any of our competitors. We believe that our relationship with the manufacturer of the raw material is on excellent terms and anticipate no interruption in our ability to acquire adequate supplies of raw materials and produce products.
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
In May 2018, the European Union (“EU”) adopted a regulation to protect personal data for all individuals within the EU and the European Economic Area (“GDPR”), which also covers personal data that is exported outside the EU and EEA areas. We conduct our business worldwide and therefore, we are subject to GDPR standards. Additionally, in June 2018, the California Consumer Privacy Act (“CCPA”) was enacted and effective beginning January 1, 2020, to enhance privacy rights and consumer protection for residents of California, U.S. CCPA requires companies conducting businesses in California to disclose their data collection, use and sharing practices, and allow consumers to opt out of certain data sharing with third parties. In order to comply with GDPR and CCPA, we may incur additional costs to amend certain of our business practices and systems. In addition, we may be susceptible to investigations, enforcement actions, regulatory penalties or significant legal liability if we violate any regulations related to data security incidents or privacy. In an event of such violation, we could be impacted adversely in our business, operating results and financial performance.
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
Our success depends on the skills, experience and performance of key members of our management team including Chris Ahern, our chief executive officer (“CEO”), Taylor D. Smith, our chief financial officer (“CFO”), and Jim Kearns, our chief operating officer (“COO”). Although we have employment agreements with these individuals, were we to unexpectedly lose one or more of these key executive officers, we could be forced to expend significant time and money in the pursuit of a replacement, which could result in both a delay in the implementation of our business plan and the diversion of working capital. Thus, our board of directors has implemented succession plans for each of these roles, and systematically monitors the development and progression of each employee who has been identified as a possible future candidate for such roles.
A small number of our customers account for a significant amount of our net sales, and the loss of, or reduced purchases from, these or other customers could have an adverse effect on our operating results.
For the year ended December 31, 2019, Verizon Wireless (“Verizon”) and Best Buy Co., Inc. (“Best Buy”) exceeded 10% of net sales. For the year ended December 31, 2018, Superior Communications, Inc. (“Superior”) and Best Buy exceeded 10% of net sales. For the year ended December 31, 2017, Superior exceeded 10% of net sales. The amount of net sales for each of these customers was as follows:

	For the Years Ended December 31,
	2019	2018	2017

Verizon	17%	1%	—%
Best Buy	10%	10%	9%
Superior	2%	23%	30%
We began transitioning to a direct sales relationship with Verizon during the second half of 2018, which has continued to progress throughout 2019. Previous to our direct sales relationship with Verizon, Verizon purchased our products through Superior.
Other than the customers noted in the table above, no other customers accounted for 10% or greater than 10% of net sales during the years ended December 31, 2019, 2018, and 2017.
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

As of December 31, 2019, Verizon and Best Buy exceeded 10% of our accounts receivable. As of December 31, 2018, Superior and Best Buy exceeded 10% of our accounts receivable. The amount of accounts receivable for each of these customers is was as follows:

	December 31,
	2019	2018

Verizon	24%	1%
Best Buy	14%	15%
Superior	5%	50%
Other than the customers noted in the table above, no other customer account balances were more than 10% of accounts receivable as of December 31, 2019 and 2018. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on our financial condition and results of operations.
If we fail to attract, train and retain sufficient numbers of qualified personnel, our prospects, business, financial condition and results of operations may be materially and adversely affected.
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
Our quarterly results may fluctuate quarter to quarter as a result of market acceptance of our products, the sales mix, changes in pricing, the timing of inventory write downs, changes in the cost of materials, the use of airfreight to transport products, the impact of global health issues such as the impact of the recent coronavirus outbreak, and incurring other operating costs and factors beyond our control, such as general economic conditions and actions of competitors. We are also affected by seasonal buying cycles of consumers, such as the holiday season, and the introduction of popular consumer electronics, such as a new introduction of products from Apple, Samsung, Microsoft, HTC, Google, and others. Accordingly, the results of operations in any quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year or any future quarter.
Because we have limited protection on the IP underlying our products, we may not be able to protect our products from the infringement of others or may be prevented from marketing our products.
We do not own proprietary rights with respect to the film we use in our InvisibleShield products and the VisionGuard, and D3O technology. However, we have protected key proprietary design and utility elements of other products through patents. In addition, we own and keep confidential the design configurations of the InvisibleShield film and the product cut designs which are our copyrights. We seek to protect our IP rights through confidentiality agreements with our employees, consultants and partners, and domestic and foreign patent prosecution and similar means. However, no assurance can be given that such measures will be sufficient to protect our IP rights or that the IP rights that we have are sufficient to protect other persons from creating and marketing substantially similar products. If we cannot protect our rights, we may lose our competitive advantage. Moreover, if it is determined that our products infringe on the IP rights of third-parties, we may be prevented from marketing our products.
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
Our financial condition and results of operations in future periods could be adversely affected by the recent coronavirus (COVID-19) outbreak.
In December 2019, a mutated strain of coronavirus was reported to have surfaced in Wuhan, China. At the time of this filing, the outbreak, which had previously been concentrated in China, has begun to spread to other countries, including the U.S. Because our material and manufacturing sourcing are largely concentrated in the Asia, our supply-chain processes could be impacted by the spread of this outbreak. We have limited the travel of employees internationally while the consequences of the outbreak are uncertain. Additionally, concerns regarding the spread and ultimate human and economic impacts have caused significant downturns in global stock markets. For these and other reasons, future demand for our products may decline for an uncertain duration of time. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the coronavirus and the actions to contain the spread of coronavirus or treat its impact, among others.
Uncertainty in the economy can affect consumer spending patterns, which could adversely affect our business.
Consumer spending patterns, especially discretionary spending for products such as mobile, consumer, and accessory electronics, are affected by, among other things, prevailing economic conditions, energy costs, raw material costs, wage rates, inflation, interest rates, consumer debt, consumer confidence, global health concerns, including the current coronavirus outbreak, and consumer perception of economic conditions. A general slowdown in the U.S. and certain international economies, or an uncertain economic outlook or market volatility could have a material adverse effect on our sales and operating results.
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
Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. Our sales to customers outside the U.S. accounted for approximately 23% of our net sales in fiscal 2019. Accordingly, our future results could be harmed by a variety of factors, including:
•changes in foreign currency exchange rates;
•exchange controls;
•health concerns, including the current coronavirus outbreak;
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
In 2020, management intends to continue expanding our advertising with additional interactive displays within retailers, further marketing efforts relating to existing products and potential new product introductions, and increased social media marketing campaigns. However, there can be no guarantee that such increased advertising or marketing efforts and strategies will result in increased sales.
U.S. tariffs and international trade disputes could increase the cost of our products or make our products more expensive for customers.
Between July 2018 and December 2019, the U.S. government imposed tariffs on a variety of imports from China with rates ranging from 10 percent to 25 percent and the Chinese government retaliated with tariffs ranging from 5 percent to 10 percent on U.S. imports. The U.S. and China have been engaging in ongoing trade talks in the last two years and in January 2020, both parties reached a phase one deal to reduce tariffs in certain Chinese goods (list 4A) to 7.5% and forgo other planned tariff increases. In addition, the Chinese government agreed to increase its U.S. imports by about $200 billion over the next two years. However, the deal still leaves in place tariffs on about $360 billion in Chinese imports. With the noted uncertainty of future trade talks, these trade disputes may impact certain product lines that were previously not impacted by recent tariffs and our business could be adversely affected by increased costs in importing our products. These factors could make our products less competitive and reduce consumer demand. We are uncertain of the potential future magnitude that these and other potential trade disputes and policies that may have, and these factors could materially adversely affect our business, financial condition, and operating results.
The exit of the U.K. from the European Union (“E.U.”) may have uncertain effects and could adversely impact our business, results of operations and financial condition.
On June 23, 2016, the U.K. voted to exit from the E.U. and after almost four years of negotiations, the U.K. finally withdrew from the E.U. on January 31, 2020. However, the departure is not an end but a beginning of a transition period to finalize the terms of the future ties between the U.K. and the E.U. With respect to such uncertainty, we are not able to predict future implications for the Company; however, it is possible that the economic activities will be adversely impacted, and regulatory and legal complexities will be increased in this region. With our footprint in the Europe region, we may experience negative impacts or potential disruption to our operations and business, including from volatility in currency exchange rates. Such changes and volatility may adversely impact our operating results and financial performance.
Risks Related to Our Securities
Because the price of our common stock has been, and may continue to be, volatile, our shareholders may not be able to sell shares of our common stock at or above the price paid for such shares.
The price for shares of our common stock has exhibited high levels of volatility with significant volume and price fluctuations, which may make our common stock unsuitable for some investors. For example, for the two years ended December 31, 2019, the closing price of our common stock ranged from a high of $20.81 to a low of $5.26 per share. At times, the fluctuations in the price of our common stock may be unrelated to our operating performance. The price of our common stock may also be influenced by:
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
Short selling is the practice of selling securities that the seller does not own, but rather has borrowed from a third-party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s best interests for the price of the stock to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short. These short attacks have, in the past, led to selling of shares in the market.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Our principal executive offices and facilities are currently located in Midvale, Utah. As of December 31, 2019, we leased facilities for corporate operations, retail locations, call centers and warehouses in five states in the U.S., and operations in China, Ireland, and the U.K. We believe our existing physical facilities and equipment are fully utilized for its intended purpose, and are generally well maintained in good operating condition for the conduct of business and adequate for our present operations.
ITEM 3.  LEGAL PROCEEDINGS
Certain of the legal proceedings in which we are involved are discussed in Note 14, “Commitments and Contingencies”, to our consolidated financial statements in this report, and are hereby incorporated by reference.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (amounts in thousands, excluding price per share)
Market Information
Our common stock is currently quoted on the Nasdaq Global Market of the Nasdaq Stock Market under the symbol ZAGG. The following table sets forth, for each full quarterly period within the two most recent fiscal years, the high and low sales prices (in dollars per share) of our common stock as reported or quoted on the Nasdaq Capital Market. On March 13, 2020, the closing price of our common stock was $2.92.

For the Year Ended December 31, 2019	High	Low

First Quarter	$12.43	$8.73
Second Quarter	$9.48	$6.24
Third Quarter	$7.90	$5.26
Fourth Quarter	$8.75	$5.57

For the Year Ended December 31, 2018	High	Low

First Quarter	$20.81	$11.90
Second Quarter	$19.40	$10.90
Third Quarter	$17.80	$12.30
Fourth Quarter	$14.95	$7.96
Holders of Common stock
On March 13, 2020, there were approximately 44 registered holders or persons otherwise entitled to hold our common shares pursuant to a shareholders’ list provided by our transfer agent, Empire Stock Transfer. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.
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

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options and vesting of restricted stock	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	964	$9.53	1,943
Equity compensation plans not approved by security holders	—	—	—
Total	964	$9.53	1,943
In January 2013, our board of directors adopted and in June 2013, our shareholders approved the ZAGG Inc 2013 Equity Incentive Award Plan (the “2013 Plan”). In April 2017, the compensation committee of our board of directors adopted, and in June 2017, our shareholders approved an amendment and restatement of the 2013 Plan (the “Amended Plan”). The Amended Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock, and restricted stock units can be awarded. The Amended Plan’s initial share reservation is 5,000 shares. The term of the plan is for 10 years from the date of original adoption of the 2013 Plan. As of December 31, 2019, there were approximately 1,943 shares available for grant under the Amended Plan.
Recent Sales of Unregistered Securities
Except as set forth on our Current Report on 8-K filed on January 8, 2019, there were no other unregistered sales of securities during the year ended December 31, 2019.
Stock Performance Graph
The graph below compares the cumulative 5-Year total return provided shareholders on our common stock relative to the cumulative total returns of the Russell 2000 index, Russell MicroCap and a customized peer group of eight companies, whose individual companies are listed in footnote 1 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on December 31, 2014, and its relative performance is tracked through December 31, 2019.
The eight companies included in our customized peer group (the “Peer Group” in the chart below) are: Callaway Golf Co, Columbia Sportswear Co, Deckers Outdoor Corp, Fossil Group Inc., Garmin Ltd, Logitech International S.A., Plantronics Inc. and Vuzix Corp.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among ZAGG Inc, the Russell 2000 Index, the Russell MicroCap Index,
and Peer Group
*100 invested on December 31, 2014 in stock or index, including reinvestment of dividends. Fiscal year ending December 31. Copyright© 2020 Russell Investment Group. All rights reserved.

	12/14	12/15	12/16	12/17	12/18	12/19

ZAGG Inc	100.00	161.12	104.57	271.72	144.04	119.44
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49
Russell MicroCap	100.00	94.84	114.16	129.19	112.29	137.48
Peer Group	100.00	73.34	93.68	114.58	127.37	177.64
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

Repurchases
During the fourth quarter of 2015, our board of directors authorized the repurchase of up to $20,000 of our outstanding common stock with no expiration date (the “2015 Stock Repurchase Program”). On March 11, 2019, our board of directors authorized the cancellation of the 2015 Stock Repurchase Program, and authorized a new stock repurchase program of up to $20,000 of our outstanding common stock (the “2019 Stock Repurchase Program”).
During the year ended December 31, 2019, we purchased 72 shares of ZAGG common stock for total consideration of $722, which included commissions and processing fees totaling $2. These purchases were made in the first quarter of 2019 under the 2015 Stock Repurchase Program. As of December 31, 2019, a total of $20,000 remained authorized under the 2019 Stock Repurchase Program.
There were no purchases of our common stock for the three months ended December 31, 2019.

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

	For the Years Ended December 31,
	2019 (c)	2018 (b)	2017	2016 (a)	2015

CONSOLIDATED RESULTS OF OPERATIONS DATA:
Net sales	$521,922	$538,231	$519,495	$401,857	$269,311
Income (loss) from operations	10,212	51,696	44,735	(21,360)	25,864
Net income (loss)	13,920	39,189	15,100	(15,587)	15,587
Earnings (loss) per share attributable to stockholders:
Basic	$0.48	$1.40	$0.54	$(0.56)	$0.54
Diluted	$0.48	$1.38	$0.53	$(0.56)	$0.54
Weighted average shares:
Basic	29,047	28,064	27,996	28,006	28,773
Diluted	29,242	28,500	28,407	28,006	29,089

BALANCE SHEET DATA:
Total assets	$469,231	$378,011	$320,591	$310,729	$179,541
Current assets	311,673	261,227	227,802	174,436	131,701
Current liabilities	160,013	155,687	184,592	183,844	49,024
Long-term liabilities	117,739	63,833	—	9,623	—
Total equity	191,479	158,491	135,999	117,262	130,517
(a) The consolidated statement of operations and balance sheet included the impact of acquisition of mophie beginning March 2016. See Note 4 to our 2016 annual report on Form 10-K.
(b) Effective January 1, 2018, we adopted the new standard on revenue recognition, which impacted the net sales though the impact was immaterial. In addition, the consolidated statement of income and balance sheet included the impact of acquisition of Gear4 beginning December 2018. See Notes 2 and 6 to our 2018 annual report on Form 10-K.
(c) Effective January 1, 2019, we adopted the new standard on lease accounting. In addition, the consolidated statement of income and balance sheet included the impact of the acquisition of HALO beginning January 2019. See Notes 6 and 13 in this annual report on Form 10-K.
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
We believe that mobile devices can be best enjoyed with the right mix of protection from scratches and damage, and accessories that enhance the consumers’ electronic and mobile device experience. We believe that our full product portfolio, which includes screen protection, protective cases, power cases, power management, wireless charging, audio, mobile keyboards, and other mobile accessories, provides consumers with unparalleled device protection and enhanced enjoyment of their mobile electronic device.
We plan to continue to expand our product portfolio, including entering into new product categories and new domestic and global markets that we believe will be consistent with our overall corporate strategy. Our products are available through our website at www.ZAGG.com, and through our retail distribution channels, which include major retailers like Verizon Communications Inc., Best Buy Co Inc., Apple Inc., Amazon.com, Inc., Wal-Mart Stores Inc., AT&T Inc., Sprint Corp., T-Mobile International AG, Target Corporation, Walgreens Boots Alliance, Inc., and the Carphone Warehouse; QVC and HSN, independent electronics resellers; college bookstores; independent Apple stores; mall kiosks; and other online retailers.

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
Revenue Recognition Accounting Policy
Our revenue is derived from sales of our products through our indirect channels, including retailers, distributors, televised home shopping channels, and franchisees; and sales of our products through our direct channels, including www.ZAGG.com, and our corporate-owned ZAGG-branded store. Our revenue is measured based on the amount of consideration we expect to receive, reduced by estimates for sales returns, discounts, and other credits. The observable standalone selling prices of products sold are based on the prices charged to customers and are mutually agreed upon by both parties before any orders are authorized. For substantially all of our sales, revenues are recognized at a point in time when control of the goods is transferred to customers, which generally occurs upon delivery to carriers or customers. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue.
Under Topic 606, the variable consideration calculations related to our sales returns, discounts and other credits require significant judgment on assumptions. In applying these assumptions, and in the application of Topic 606, we have determined that the accounting policies and estimates to ensure compliance under Topic 606 continue to be critical accounting policies and estimates.
Specifically, our sales returns and price concessions methodologies are significant estimates within the revenue recognition accounting policy. Our return policy allows end users and certain retailers rights to return purchased products. Due to the nature of the screen protection product line, end user returns for screen protection are generally not salvageable and are not included in inventory. We estimate a reserve for sales returns and record the estimated reserve amount as a reduction of sales in the consolidated statements of income, and as a liability in the consolidated balance sheets. When products are returned and are expected to be resold, as is the case with returns of packaged screen protection, keyboards, audio products, cases, and power products, the impact is recorded as a reduction of revenues and cost of sales in the consolidated statements of income, and as a reduction in the sales return reserve liability with an increase in the right of return asset included in prepaid expenses and other current assets in the consolidated balance sheets. The sales returns estimate requires management to make judgments regarding return rates for sales whereby historical experience and actual claims are key factors used in determining such estimated sales return reserve.
Our price concession policy estimates price concessions to be granted on goods which are sold to distributors and retailers. We estimate a reserve using historical price concession data, and record the estimated reserve amount as a reduction of revenue in the consolidated statements of income, and as a liability in the consolidated balance sheets. When we issue credits to customers on actual price concessions granted, the impact is recorded as a reduction of revenues and cost of sales in the consolidated statements of income, and as a reduction in the liability in the consolidated balance sheets. The price concession estimate requires management to make judgments regarding price concessions for sales whereby historical experience and actual claims are key factors used in determining such estimated price concession reserve.

Business Combinations
We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engaged an independent third-party valuation firm to assist us in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased classes of intangible assets recorded by us include trade names, patents and technology, customer relationships, non-compete agreements, and backlog. The fair values assigned to the identified intangible assets are discussed in Note 6 to this annual report to Form 10-K.
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
Environmental, Social and Governance Initiatives
Overview
Corporate social responsibility has long been an integral part of our business and corporate culture. As sustainability “best practices” evolve over time, so will our Environmental, Social and Governance (“ESG”) initiatives and respective disclosures.
In 2018, we created a “Sustainability Working Group” consisting of dedicated internal resources and external advisors to address ESG factors related to us. The goal of the Sustainability Working Group is to improve our long-term performance utilizing ESG factors material to our business. Our framework for ESG factor evaluation and disclosure is informed by potential opportunities and risks for our business, views of our shareholders, leading ESG ratings agencies, and leading ESG reporting frameworks. Among the ESG reporting frameworks, we primarily utilized the Sustainability Accounting Standard Board's (“SASB”) Sustainability Accounting Standards relevant for our industry (SASB industry classification: Apparel, Accessories and Footwear and the Multiline and Specialty Retailers and Distributors). We also consider The Task Force on Climate-Related Financial Disclosures (“TCFD”) framework. We determined that many of the topics in those standards represent trends and uncertainties that may materially impact our operational performance or financial condition.
In addition to considering the ESG impacts on our business, the views of our shareholders, the leading ESG frameworks, and ESG ratings agencies, we considered the ESG perspectives of other stakeholders, including but not limited to our employees, customers, and the communities in which we operate.
Our sustainability disclosures will evolve over time as our business continues to grow. During the second quarter of 2020, we plan to launch our first Sustainability webpage to be included as part of ZAGG.com, which will provide more granular details on our ESG initiatives. For the purposes of this report, our board of directors, management, and Sustainability Working Group identified the following topics for high-level disclosure: Supply Chain, Products and Packaging, Cybersecurity, Employee Diversity and Inclusion, Political/Lobbying Contributions, and Employee Transportation Incentives.
Supply Chain
In 2019, we updated our Code of Conduct to comply with Responsible Business Alliance (“RBA”) Code of Conduct. The RBA Code of Conduct is a set of social, environmental and ethical industry standards. The RBA Code of Conduct reference international standards and norms including the Universal Declaration of Human Rights, ILO International Labor Standards, OECD Guidelines for Multinational Enterprises, ISO and SA standards, and many more.
Manufacturers’ Accountability – In addition to the RBA Code of Conduct, we comply with the California Transparency in Supply Chain Act, we have a zero-tolerance policy for slavery and human trafficking, and we hold our manufacturers to the highest standards. We require each of our manufacturers to agree to and execute our Manufacturer’s Code of Conduct, which in addition to the foregoing, requires our manufacturers to comply with all applicable laws and regulations, to treat each employee with dignity and respect, to not discriminate, and to provide all employees with a safe and healthy workplace. Furthermore, each manufacturer agrees that its factory may be inspected at any time and that any noncompliance will represent a breach of the applicable supply agreement. We have the right to fine suppliers for non-compliance.
We annually engage in internal verification activities to identify, assess and manage the risks of human trafficking in our product supply chain. We require each manufacturer to sign an agreement stating that it will only use subcontractors or independent contractors who are compliant with and agree to our Manufacturer’s Code of Conduct.
Internal Accountability – We have internal procedures for determining whether employees or contractors are complying with company standards regarding slavery and human trafficking. Our legal department conducts an annual training in which employees are trained on human trafficking and slavery awareness within our manufacturers. Our operations and product teams are required to attend such training as those departments are primarily responsible for monitoring compliance. Furthermore, we require each employee to be familiar with our Manufacturer’s Code of Conduct.
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
Products and Packaging (units in thousands)
We regularly review our product packaging for environmental impact and cost. In 2019, we made several modifications to our packaging across several brands. We plan to continue to consider packaging modifications for other product offerings and their respective environmental impacts moving forward.
BRAVEN – In 2018, we changed the packaging for our BRAVEN product line from acrylic to paper packaging. In addition, we opted to use white rather than black dry molded pulp trays to avoid the use of harmful oils/chemicals required in their development. In addition to being more environmentally friendly, the new BRAVEN packaging resulted in a 53% cost reduction.
mophie – In 2019, we removed magnets and replaced internal tray packaging with paper/pulp packaging for all juice pack packaging. With respect to our PowerBoost® products, we have identified a sustainable solution and are implementing this in early 2020.
Gear4 – In 2019, we implemented sustainable product development as well as sustainable packaging changes. Recycled water bottles and other recycled materials are now used for the cover material and the clip for the Oxford case. These rolling changes have affected more than 400 cases to date. In addition, we removed all poly bags and replaced plastic hang tags with card hang tags that are made from discarded materials.
InvisibleShield – In 2019, we reduced non-recyclable outer box materials. We removed the inner plastic blister, replaced the plastic hang tag with eco-friendly material and removed the internal poly bags to make the InvisibleShield packing more sustainable. All packaging changes are rolling out in the first quarter of 2020.
InvisibleShield On-Demand – ISOD machines create a premium InvisibleShield screen protector in store. Utilizing this technology creates 96% savings on packaging and a 95% reduction in shipping footprint.
Warranty Mailer Program
In 2018, we invested in the packaging of our warranty mailer program. We offer a limited lifetime replacement program for our glass products. If the glass scratches or breaks, even through normal daily use, we will replace it for a $5.99 shipping and handling cost. The previous warranty process included a complete retail packaged glass replacement, packing slip, and return envelope, packed in a heavy card stock outbound shipping envelope. The new warranty mailer process eliminates the need for a packing slip and uses a different envelope that is 37% less paper, reducing costs as well as the environmental impact.
The implementation of a streamlined, environmentally friendly warranty replacement system not only led to a significant reduction in material used, but also reduced Carbon Dioxide (“CO2”) emissions. In 2018 alone, this new system reduced material usage by approximately 180,394 pounds, a 43.1% weight reduction. CO2 emissions from pre-consumer freight were reduced by over 447 tons. In addition, 89.6% of the materials used in the new system are recyclable, as opposed to only 64.1% of the materials used previously.
In 2019, we have implemented an additional waste reduction element and no longer require consumers to return their damaged InvisibleShield screen protector. We anticipate this will eliminate thirty-one tons of non-recyclable waste, annually and decrease our carbon footprint by 354 pounds of CO2 emissions due to eliminating the transportation of over 3 million envelopes at the weight of 1 ounce each.
Cybersecurity
We continually monitor and address cybersecurity risk. We have taken action to ensure data privacy and security for our customers on our e-commerce platform as well as require regular cybersecurity training for our employees.
New employees are required to complete cybersecurity training upon hire and all other employees are required to complete cybersecurity training on an annual basis. The cybersecurity training topics include GDPR requirements, email security, strong password creation and usage and phishing. The phishing training has provided tangible results. Our phishing click rate has been steady between 8.4% and 8.7%, which is industry leading and well below the industry average of 13%.
Our 2018 acquisition activity created many disparate e-commerce shopping experiences. In 2019, we introduced a single consolidated e-commerce platform supporting cross brand shopping. The consolidated e-commerce platform bolstered the following cybersecurity defenses by: providing a modern, supported platform by Magento; consolidating to a single codebase to support and secure compared to three different code bases under the previous sites; using of an application firewall built into the product to reduce ZAGG’s exposure to Distributed Denial-of-Service (“DDoS”) attacks; and deploying software updates managed by the Magento support staff.
In 2020, we will continue to review password policies across the organization. Our IT department will begin looking into and testing passwordless policies by using FIDO2 keys and Authenticator apps to completely remove the need for employee and service passwords. This will further reduce any exposure to phishing attacks against ZAGG personnel. We recently implemented a SIEM platform, which has been instrumental in consolidating systems events and security logs. This allows for incident hunting and better security analytics to be leveraged by the security team.

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
The tables below provide information about our gender and ethnic employee diversity. Since 2017, we have increased in gender and ethnic diversity.

	For the Years Ended December 31,
	2019	2018	2017

Female	44.9%	39.1%	39.6%
Male	55.1%	60.9%	60.4%
Total	100.0%	100.0%	100.0%

	For the Years Ended December 31,
	2019	2018	2017

Asian	22.2%	9.0%	7.0%
Black or African American	2.6%	2.7%	1.6%
Hispanic or Latino	5.6%	6.5%	6.2%
Native Hawaiian or Other Pacific Islander	0.2%	0.4%	0.3%
Not Specified	1.1%	7.5%	10.8%
Two or more races	3.0%	3.7%	1.1%
White	65.3%	70.2%	73.0%
Total	100.0%	100.0%	100.0%
Political/Lobbying Contributions (amounts in thousands)
We have made no material political or lobbying contributions.
Employee Transportation Incentives
Corporate sustainability is an integral part of our culture. We encourage our employees to limit their carbon footprint by providing transportation incentives.
Public Transit Incentive – We provide up to a $50 credit each month to each employee who uses public transit. The incentive is pro-rated for monthly employee usage. The table below presents the number of employees who qualified for the public transit incentive by participating office since 2017.

	For the Years Ended December 31,
	2019	2018	2017

Irvine	1	2	0
Kalamazoo	3	3	1
Salt Lake City	22	8	1
Total	26	13	2

Carpool Incentive – Our employees who carpool 3 or more days per week, each week during a month, are eligible to receive a $50 gas card at the end of the month. Our employees who carpool 1-2 days per week, each week during a month, are eligible to receive a $25 gas card at the end of the month. The table below presents the number of employees who qualified for the carpool incentive by participating office since 2017.

	For the Years Ended December 31,
	2019	2018	2017

Irvine	6	2	2
Kalamazoo	26	37	17
Salt Lake City	7	8	6
Total	39	47	25
Zero or Low-Emissions Vehicle Incentive – We are committed to taking steps to improve the environment in our local community. To this end, we provide a one-time incentive to employees who purchase a zero or low emissions vehicle. Employees who purchase a new electric or hybrid vehicle may be eligible for a $5,000 incentive. Employees who purchase a used electric or hybrid vehicle may be eligible for a $1,000 incentive. The table below presents the number of employees who qualified for the zero or low-emissions vehicle incentive by participating office since 2017.

	For the Years Ended December 31,
	2019	2018	2017

Irvine	3	7	5
Kalamazoo	0	2	0
Salt Lake City	3	5	2
Total	6	14	7
Results of Operations (amounts in thousands)
The following table sets forth our results of operations expressed as a percentage of net sales for the periods indicated:

	For the Years Ended December 31,
	2019		2018		2017

Net sales	$521,922	100.0%	$538,231	100.0%	$519,495	100.0%
Cost of sales	338,553	64.9	352,358	65.5	350,497	67.5
Gross profit	183,369	35.1	185,873	34.5	168,998	32.5
Advertising and marketing	19,183	3.7	11,994	2.2	11,101	2.1
Selling, general and administrative	135,039	25.9	108,623	20.2	105,398	20.3
Gain on disputed mophie purchase price	—	—	—	—	(6,967)	(1.3)
Transaction costs	1,930	0.4	1,678	0.3	725	0.1
Impairment of intangible asset	—	—	—	—	1,959	0.4
Amortization of long-lived intangibles	17,005	3.3	11,882	2.2	12,047	2.3
Total operating expenses	173,157	33.2	134,177	24.9	124,263	23.9
Income from operations	10,212	2.0	51,696	9.6	44,735	8.6
Interest expense	(4,910)	(0.9)	(1,684)	(0.3)	(2,081)	(0.4)
Other income (expense)	565	0.1	(483)	(0.1)	698	0.1
Total other expense	(4,345)	(0.8)	(2,167)	(0.4)	(1,383)	(0.3)
Income before provision for income taxes	5,867	1.1	49,529	9.2	43,352	8.3
Income tax benefit (provision)	8,053	1.5	(10,340)	(1.9)	(28,252)	(5.4)
Net income	$13,920	2.7%	$39,189	7.3%	$15,100	2.9%

YEAR ENDED DECEMBER 31, 2019, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2018 (amounts in thousands, except per share data)
Net sales
Net sales for the year ended December 31, 2019 was $521,922, compared to net sales of $538,231 for the year ended December 31, 2018, a decrease of $16,309 or 3%. The decrease in net sales was primarily attributable to (1) a decrease in sales of screen protection products due to a pull forward of shipments into the fourth quarter of 2018 ahead of a then-expected tariff increase, combined with softer market demand for smartphones in the U.S. and (2) decreased sales of mophie power management due to challenging sell-in comparisons during the first half of 2019 and a decrease in power case sales. These decreases were partially offset by increased sales of Gear4 cases and HALO products.
Gross profit
Gross profit for the year ended December 31, 2019 was $183,369, or approximately 35% of net sales, compared to $185,873 or approximately 35% of net sales for the year ended December 31, 2018. Gross profit margin has not changed significantly, although we saw upside from an increase in sales of Gear4 cases, HALO power products, and InvisibleShield VisionGuard products. These improvements were offset by increased duties from product manufactured in China and a decrease in sales of our screen protection products.
Operating expenses
Total operating expenses for the year ended December 31, 2019 was $173,157, compared to operating expenses of $134,177 for the year ended December 31, 2018, an increase of $38,980 or 29%. The increase in operating expenses was primarily attributable to (1) additional selling, general and administrative expense associated with the newly acquired BRAVEN, Gear4, and HALO brands, (2) severance charges of $2,225 associated with corporate restructurings during the second and third quarters of 2019, (3) increased marketing investments to support our growing portfolio of brands and products, (4) investment in our Invisible Shield On Demand infrastructure, and (5) higher amortization of long-lived intangibles related to the BRAVEN, Gear4, and HALO acquisitions.
Other expense, net
For the year ended December 31, 2019, total other expense, net was $4,345 compared to $2,167 for the year ended December 31, 2018, an increase of $2,178. The increase in other expense is primarily attributable to an increase of interest expense due to higher amounts of debt.
Income tax benefits (provision)
We recognized an income tax benefit of $8,053 for the year ended December 31, 2019, compared to tax provision of $10,340 for the year ended December 31, 2018. From 2018 to 2019, our effective tax rate changed from 20.9% to a tax benefit and a corresponding rate of 137.3%. The reduction in the tax rate from 2018 to 2019 is primarily attributable to a change in our global tax structure with respect to intangible intellectual property. Due to recent acquisitions (Gear4 and HALO), as well as global regulation changes, we analyzed and updated our global tax strategy with respect to where certain intangible property is held, which resulted in a 2019 non-cash tax benefit that will be utilized in future periods to reduce U.S. and Irish cash tax payments.
Net income
As a result of these factors, we reported net income of $13,920 or $0.48 per share on a fully diluted basis for the year ended December 31, 2019, compared to $39,189 or $1.38 per share on a fully diluted basis for the year ended December 31, 2018.
YEAR ENDED DECEMBER 31, 2018, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2017 (amounts in thousands, except per share data)
Net sales
Net sales for the year ended December 31, 2018 was $538,231, compared to net sales of $519,495 for the year ended December 31, 2017, an increase of $18,736 or 4%. The year-over-year change is due primarily to (1) the increase in screen protection which was driven by the new iPhone launch, the introduction of the Glass + VisionGuard screen protection products, and certain SKUs sold in to retail customers in advance of an expected increase in duties, and (2) the increase in sales of our power management products, particularly those accessories related to wireless charging. These increases were partially offset by a decrease in sales of power cases.
Gross profit
Gross profit for the year ended December 31, 2018 was $185,873, or approximately 35% of net sales, compared to $168,998 or approximately 33% of net sales for the year ended December 31, 2017. The increase in gross profit margin was primarily attributable to the mix of screen protection products, our highest margin product category, which increased during the year ended December 31, 2018, to approximately 57% of net sales compared to approximately 48% of net sales during the year ended December 31, 2017.

Operating expenses
Total operating expenses for the year ended December 31, 2018 was $134,177, compared to operating expenses of $124,263 the year ended December 31, 2017, an increase of $9,914 or 8%. The increase in operating expenses was primarily attributable to (1) the $6,967 gain related to the settlement of litigation related to the disputed mophie purchase price in 2017 that did not recur in 2018, (2) increases in headcount to support the additional growth of the Company, (3) additional selling, general and administrative expense associated with the newly acquired BRAVEN and Gear4 businesses, and (4) transaction costs incurred in connection with the acquisition of BRAVEN and Gear4. These increases were partially offset by (1) a decrease in depreciation expense resulting from lower carrying amounts of property and equipment during the year ended December 31, 2018, (2) a $1,959 charge in 2017 related to the impairment of a patent that did not recur in 2018, and (3) operating expense synergies realized related to the mophie integration.
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

Liquidity and Capital Resources (amounts in thousands)
Liquidity is a measurement of our ability to generate adequate amounts of cash to meet both our current and future obligations, including ongoing commitments to fund continuing operations and capital expenditures, repay our debt, purchase of treasury shares, and acquire businesses. As of December 31, 2019, our principal sources of liquidity were cash on-hand and net borrowings from revolving credit facilities. Our principal uses of cash were for business acquisitions, operating activities, purchase of property and equipment, payments for the net share settlement of restricted stock units and purchase of treasury shares. As of December 31, 2018, our principal sources of liquidity were cash generated by operations, cash on-hand, and net borrowings from revolving credit facilities. Our principal uses of cash were for business acquisitions, purchase of property and equipment, purchase of treasury shares, and payments for the net share settlement of restricted stock units.
Cash and Cash Equivalents
Cash and cash equivalents on-hand increased to $17,801 on December 31, 2019, from $15,793 on December 31, 2018, an increase of $2,008. The increase in cash is largely the result of $48,777 net proceeds received from the revolving credit facilities and cash generated from our ZAGG International operations. The increase is partially offset by (1) $20,364 net payment in connection with the acquisition of HALO, (2) $16,222 used in operating activities, (3) $8,702 in purchases of property and equipment, (4) $887 payments for the net share settlement of restricted stock units, and (5) $722 paid for the purchase of treasury shares. Of the $17,801 cash balance as of December 31, 2019, cash from foreign entities totaled $14,914, which constitutes 84% of the total cash and cash equivalents balance. As of December 31, 2018, cash and cash equivalents held by our foreign entities totaled $14,271, which constitutes 90% of the total cash and cash equivalents balance.
Cash Flows

	For the Years Ended December 31,
	2019	2018	2017
Net cash flow provided by (used in):
Operating activities	$(16,222)	$25,858	$34,074
Investing activities	(28,576)	(40,020)	(5,737)
Financing activities	46,985	5,598	(15,971)
Effect of foreign currency exchange rates on cash and cash equivalents	(179)	(632)	1,019
Net increase (decrease) in cash and cash equivalents	$2,008	$(9,196)	$13,385
Operating Activities
Net cash used in operating activities was $16,222 for the year ended December 31, 2019, compared to $25,858 of net cash generated from operating activities for the year ended December 31, 2018, a net change of $42,080. The change was primarily driven by (1) an increase in use of cash for inventory, (2) a lower sales reserve estimate resulting primarily from a reduction in discounts provided to customers for the year ended December 31, 2019 compared to the year ended December 31, 2018, and (3) a decrease in cash generated from net income due primarily to an increase in selling, general and administrative expenses in connections with acquisitions of HALO and Gear4. These decreases were partially offset by an increase in cash received from customers.
Investing Activities
Net cash used in investing activities was $28,576 for the year ended December 31, 2019, compared to $40,020 for the year ended December 31, 2018, a net decrease of $11,444. The decrease in net cash used in investing activities was primarily due to $32,802 of total cash used in the acquisitions of BRAVEN and Gear4 in 2018 compared to $20,364 of cash used in the acquisition of HALO in 2019.
Financing Activities
Net cash provided by financing activities was $46,985 for the year ended December 31, 2019, compared to $5,598 for the year ended December 31, 2018, a net increase of $41,387. The increase in net cash provided by financing activities was primarily from an increase of net proceeds from our revolving credit facility.
Working Capital
Working capital is a non-GAAP measurement which is defined by us as current assets less current liabilities. We believe working capital is a meaningful way to measure our operational efficiency and short-term financial health. As of December 31, 2019, working capital was $151,660 compared to $105,540 as of December 31, 2018, an increase of $46,120. The increase in the working capital position was primarily attributable to an increase in inventory.
Accounts receivable, net of allowances, decreased to $142,804 on December 31, 2019, from $156,667 on December 31, 2018, a decrease of $13,863. The decrease in accounts receivable is largely due to lower sales from the month ended December 31, 2019 compared to the month ended December 31, 2018 as well as strong cash collections during the year ended December 31, 2019.

Inventories increased to $144,944 on December 31, 2019, from $82,919 on December 31, 2018, an increase of $62,025. The net increase was primarily attributable to an increase in inventory levels needed to support new product launches, including the expansion of Gear4 and BRAVEN, an increase in inventory from the acquisition of HALO, and increased capitalized duties as a result of increased tariffs, particularly in the second half of 2019.
Accounts payable increased to $87,303 on December 31, 2019, from $80,908 on December 31, 2018, an increase of $6,395. The net increase was primarily attributable to increased operating expenses to support higher sales anticipated sales during the third and fourth quarters of 2019, partially driven by our newly acquired brands: Gear4, HALO, and BRAVEN.
Share Repurchase Program
During the third quarter of 2015, our board of directors approved a stock repurchase program with no expiration date. On March 11, 2019, our board of directors authorized the cancellation of the 2015 stock repurchase program, and authorized a new stock repurchase program that grants the repurchase of up to $20,000 of our outstanding common stock. As of December 31, 2019, we have $20,000 remaining under this program.
Debt and Credit Facilities
We entered into a credit and security agreement in 2018 to obtain a secured revolving credit facility (the "2018 Revolver") and letters of credit in which we use the net borrowing for general corporate purposes, including funding for working capital, purchase of property and equipment, purchase of treasury shares and business acquisitions. As of December 31, 2019, we had $107,140 of the 2018 Revolver outstanding, with a weighted average interest rate of 4.64%, and $200 in letters of credit were issued. See Note 9 to this annual report of the Form 10-K for further discussion.
Cash Outlook
Based on our current operations, we believe that cash generated from operations in 2020, cash on hand, and available borrowings under the 2018 Credit and Security Agreement will be adequate to meet our expected capital expenditures and working capital needs for the next 12 months and beyond. However, we operate in a rapidly evolving and often unpredictable business environment that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, we may need to raise additional funds through the sale of equity or debt securities or from debt facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.
Contractual Obligations and Commitments (amounts in thousands)
The following table provides information on our contractual obligations as of December 31, 2019:

	Payments Due by Period (1)
	Total	Less Than 1 Year	1 - 3 years	3 - 5 years	More than 5 years

2018 Credit and Security Agreement	$107,140	$—	$—	$107,140	$—
Operating leases (2)	14,350	3,380	5,615	3,616	1,739
Purchase obligations	21,473	6,386	15,087	—	—
Total	$142,963	$9,766	$20,702	$110,756	$1,739
(1) Unrecognized uncertain tax benefits of $1,068 are not included in the table above as we are not sure when the amount will be paid. In addition, interest payments incurred from the 2018 Credit and Security Agreements are not included in the table above as we are not able to estimate the amount and the timing of the payment.
(2) Includes immaterial leases that did not apply Topic 842.
Off Balance Sheet Arrangements
As of December 31, 2019, there were no off balance sheet arrangements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in foreign currency exchange rates and interest rates. In addition, our domestic and international operations are subject to risks related to differing economic conditions, changes in political climates, differing tax structures, environmental and health risks, and other regulations and restrictions.
To date we have not utilized derivative financial instruments or derivative commodity instruments. We invest a portion of our cash in money market funds, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial, although there can be no guarantee that these market risks will be immaterial to us.

See “Liquidity and Capital Resources” in this annual report on Form 10-K for further discussion of our financing facilities and capital structure. Interest rates risk, calculated as the potential change in fair value of our cash equivalents and line of credit resulting from a hypothetical 1.0% (100 basis point) change in interest rates, was not material as of December 31, 2019.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and notes thereto are set forth beginning on page FS - 1 of this annual report on Form 10-K.
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
1.Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of December 31, 2019. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures are effective and were designed to provide reasonable assurance that information required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework in “Internal Control-Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this evaluation, our management determined that our internal control over financial reporting was effective based on these criteria as of December 31, 2019.
On January 3, 2019, we acquired HALO. As permitted by SEC guidance for newly acquired businesses, we excluded HALO from our assessment of internal control over financial reporting, which represented total assets of $48,922 and total revenues of $34,608, as of and for the period from the closing of the acquisition to December 31, 2019.
Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting, which is included at 9A.5 below.
3.Changes in Internal Control Over Financial Reporting
There were no significant changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
4.Inherent Limitations on Effectiveness of Controls
Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

5.REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
ZAGG Inc:
Opinion on Internal Control Over Financial Reporting
We have audited ZAGG Inc’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and related notes (collectively, the consolidated financial statements), and our report dated March 16, 2020 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Halo2Cloud, LLC (HALO) during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, HALO’s internal control over financial reporting associated with total assets of $48,922 and total revenues of $34,608 included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of HALO.
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

/s/ KPMG LLP
Salt Lake City, Utah
March 16, 2020

ITEM 9B. OTHER INFORMATION
None.

PART III
Items 10, 11, 12, 13 and 14 in Part III of this Annual Report on Form 10-K are incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Stockholders. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2019, pursuant to Regulation 14A of the Exchange Act.
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

3.1	Certificate of Incorporation of ZAGG Inc (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 14, 2016, and incorporated herein by this reference).

3.2	Bylaws of ZAGG Inc (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on June 14, 2016, and incorporated herein by this reference).

3.3	Amendment to Bylaws of ZAGG Inc (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on July 19, 2016, and incorporated herein by this reference).

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities and Exchange as of 1934.

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

10.6*
Amended and Restated Change of Control Addendum, dated March 13, 2018, between ZAGG Inc and Chris Ahern (previously filed as an exhibit to an Annual Report on Form 10-K filed with the Commission on March 15, 2018, and incorporated herein by this reference).

10.7
Amended and Restated Credit and Security Agreement, dated as of April 12, 2018, by and among ZAGG Inc, KeyBank National Association, KeyBank Capital Markets Inc. and the other lenders party thereto (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 12, 2018, and incorporated herein by this reference).

10.8
$40,000,000 Revolving Credit Note, dated April 12, 2018, by ZAGG Inc to ZB, N.A. d/b/a Zions First National Bank (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 12, 2018, and incorporated herein by this reference).

10.9
$30,000,000 Revolving Credit Note, dated April 12, 2018, by ZAGG Inc to ZB, N.A. d/b/a Zions First National Bank (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 12, 2018, and incorporated herein by this reference).

10.10
$15,000,000 Revolving Credit Note, dated April 12, 2018, by ZAGG Inc to MUFG Union Bank, N.A. (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on April 12, 2018, and incorporated herein by this reference).

10.11
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

10.13*
Employment Agreement, dated August 13, 2018, between ZAGG Inc and Jim Kearns (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on August 16, 2018, and incorporated herein by reference).

10.14*
Change of Control Agreement, dated August 13, 2018, between ZAGG Inc and Jim Kearns (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on August 16, 2018, and incorporated herein by this reference).

10.15*
Employment Agreement, dated March 11, 2019, between ZAGG Inc and Taylor Smith (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 12, 2019, and incorporated herein by this reference).

10.16*
Change of Control Agreement, dated March 11, 2019, between ZAGG Inc and Taylor Smith (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on March 12, 2019, and incorporated herein by this reference).

10.17*
Separation and Release of Claims Agreement, dated August 29, 2019, between ZAGG Inc and Brian Stech (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on September 5, 2019, and incorporated herein bythis reference).

10.18
Second Amendment Agreement, dated as of August 30, 2019, by and among ZAGG Inc, as borrower, KeyBank National Association, Zions Bancorporation, N.A. dba Zions First National Bank, and MUFG Union Bank, N.A., as lenders, and KeyBank National Association, as administrative agent (previously filed as an exhibit to a Current Report on Form 8-K filed with the Commission on September 5, 2019, and incorporated herein by this reference).

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
*Management compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this report.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAGG INC

Dated: March 16, 2020	By:	/s/ CHRIS M. AHERN
Chris M. Ahern Chief Executive Officer & Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 16, 2020	By:	/s/ CHRIS M. AHERN
Chris M. Ahern Chief Executive Officer & Director (Principal Executive Officer)

Dated: March 16, 2020	By:	/s/ TAYLOR D. SMITH
Taylor D. Smith Chief Financial Officer (Principal Accounting and Financial Officer)

Dated: March 16, 2020	By:	/s/ CHERYL A. LARABEE
Cheryl A. Larabee Chairperson

Dated: March 16, 2020	By:	/s/ DANIEL R. MAURER
Daniel R. Maurer Director

Dated: March 16, 2020	By:	/s/ MICHAEL T. BIRCH
Michael T. Birch Director

Dated: March 16, 2020	By:	/s/ P. SCOTT STUBBS
P. Scott Stubbs Director

ZAGG INC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
ZAGG Inc:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ZAGG, Inc and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 and Note 13 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842 – Leases.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers as of January 1, 2018 due to the adoption of FASB ASC Topic 606 – Revenue from Contracts with Customers.
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

Salt Lake City, Utah
March 16, 2020

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except par value)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$17,801	$15,793
Accounts receivable, net of allowances of $1,143 and $885	142,804	156,667
Income tax receivable	—	375
Inventories	144,944	82,919
Prepaid expenses and other current assets	6,124	5,473
Total current assets	311,673	261,227

Property and equipment, net of accumulated depreciation of $14,159 and $11,844	18,019	16,118
Intangible assets, net of accumulated amortization of $95,632 and $78,627	63,110	52,054
Deferred income tax assets, net	22,657	19,403
Operating lease right of use assets	9,636	—
Goodwill	43,569	27,638
Other assets	567	1,571
Total assets	$469,231	$378,011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$87,303	$80,908
Income tax payable	5,266	—
Sales returns liability	43,853	54,432
Accrued wages and wage related expenses	6,328	6,624
Accrued liabilities	15,164	13,723
Current portion of operating lease liabilities	2,099	—
Total current liabilities	160,013	155,687

Line of credit	107,140	58,363
Operating lease liabilities	10,599	—
Other long-term liabilities	—	5,470
Total liabilities	277,752	219,520
Commitments and contingencies (Notes 13 and 14)

Stockholders' equity:
Common stock, $0.001 par value; 100,000 shares authorized; 36,610 and 34,457 shares issued	37	34
Treasury stock, 7,055 and 6,983 common shares, at cost	(50,455)	(49,733)
Additional paid-in capital	116,533	96,486
Accumulated other comprehensive loss	(1,631)	(1,410)
Retained earnings	126,995	113,114
Total stockholders' equity	191,479	158,491

Total liabilities and stockholders' equity	$469,231	$378,011
See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2019	2018	2017

Net sales	$521,922	$538,231	$519,495
Cost of sales	338,553	352,358	350,497
Gross profit	183,369	185,873	168,998

Operating expenses:
Advertising and marketing	19,183	11,994	11,101
Selling, general and administrative	135,039	108,623	105,398
Gain on disputed mophie purchase price	—	—	(6,967)
Transaction costs	1,930	1,678	725
Impairment of intangible asset	—	—	1,959
Amortization of long-lived intangibles	17,005	11,882	12,047
Total operating expenses	173,157	134,177	124,263

Income from operations	10,212	51,696	44,735

Other income (expense):
Interest expense	(4,910)	(1,684)	(2,081)
Other income (expense)	565	(483)	698
Total other expense	(4,345)	(2,167)	(1,383)

Income before income taxes	5,867	49,529	43,352

Income tax benefits (provision)	8,053	(10,340)	(28,252)

Net income	$13,920	$39,189	$15,100

Earnings per share attributable to stockholders:
Basic earnings per share	$0.48	$1.40	$0.54
Diluted earnings per share	$0.48	$1.38	$0.53
See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017

Net income	$13,920	$39,189	$15,100

Other comprehensive (loss) gain, net of tax:
Foreign currency translation (loss) gain	(221)	(1,062)	1,766
Total other comprehensive (loss) income	(221)	(1,062)	1,766

Comprehensive income	$13,699	$38,127	$16,866
See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(amounts in thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders' Equity

Balances, December 31, 2016	33,840	$34	$92,782	$(2,114)	$(36,145)	$62,705	$117,262

Net income	—	—	—	—	—	15,100	15,100
Other comprehensive income	—	—	—	1,766	—	—	1,766

Purchase of 234 shares of treasury stock	—	—	—	—	(1,492)	—	(1,492)
Restricted stock release	262	—	—	—	—	—	—
Employee stock purchase plan release	2	—	29	—	—	—	29
Stock-based compensation expense	—	—	3,602	—	—	—	3,602
Payment of withholding taxes on restricted stock units	—	—	(268)	—	—	—	(268)
Balances, December 31, 2017	34,104	$34	$96,145	$(348)	$(37,637)	$77,805	$135,999
Cumulative effect of accounting change	—	—	—	—	—	(3,880)	(3,880)
Balances after cumulative effect of accounting change	34,104	$34	$96,145	$(348)	$(37,637)	$73,925	$132,119

Net income	—	—	—	—	—	39,189	39,189
Other comprehensive loss	—	—	—	(1,062)	—	—	(1,062)

Purchase of 918 shares of treasury stock	—	—	—	—	(12,096)	—	(12,096)
Restricted stock release	351	—	—	—	—	—	—
Employee stock purchase plan release	2	—	54	—	—	—	54
Stock-based compensation expense	—	—	3,009	—	—	—	3,009
Payment of withholding taxes on restricted stock units	—	—	(2,722)	—	—	—	(2,722)
Balances, December 31, 2018	34,457	$34	$96,486	$(1,410)	$(49,733)	$113,114	$158,491
Cumulative effect of accounting change	—	—	—	—	—	(39)	(39)
Balances after cumulative effect of accounting change	34,457	$34	$96,486	$(1,410)	$(49,733)	$113,075	$158,452

Net income	—	—	—	—	—	13,920	13,920
Other comprehensive loss	—	—	—	(221)	—	—	(221)

Purchase of 72 shares of treasury stock	—	—	—	—	(722)	—	(722)
Restricted stock release	275	—	—	—	—	—	—
Employee stock purchase plan release	7	—	61	—	—	—	61
Shares issued as consideration for acquisition of HALO	1,458	2	12,966	—	—	—	12,968
Shares issued as consideration for acquisition of Gear4	413	1	3,885	—	—	—	3,886
Stock-based compensation expense	—	—	4,022	—	—	—	4,022
Payment of withholding taxes on restricted stock units	—	—	(887)	—	—	—	(887)
Balances, December 31, 2019	36,610	$37	$116,533	$(1,631)	$(50,455)	$126,995	$191,479
See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017

Cash flows from operating activities:
Net income	$13,920	$39,189	$15,100
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	4,022	3,009	3,602
Depreciation and amortization	23,903	18,288	21,889
Loss on disposal of property and equipment	111	38	34
Deferred income tax assets	(10,324)	4,992	14,168
Revaluation of deferred income taxes from U.S. tax reform	—	—	11,806
Amortization of deferred loan costs	301	191	263
Loss on modification of debt	—	243	—
Impairment of intangible asset	—	—	1,959
Net accretion of contingent consideration	915	—	—
Gain on disputed mophie purchase price	—	—	(6,967)
Right of use asset expenses	2,497	—	—
Changes in operating assets and liabilities (net of amounts acquired):
Accounts receivable, net	13,693	(33,119)	(38,093)
Inventories	(58,947)	(3,405)	(906)
Prepaid expenses and other current assets	847	1,192	(1,113)
Other assets	500	1,805	(928)
Accounts payable	4,486	(18,714)	10,677
Income taxes receivable (payable)	5,250	(3,827)	4,866
Accrued liabilities	(777)	747	(4,505)
Accrued wages and wage related expenses	(567)	990	(517)
Deferred revenue	—	—	42
Sales returns liability	(13,253)	13,889	3,719
Lease liabilities	(2,645)	—	—
Other	(154)	350	(1,022)
Net cash (used in) provided by operating activities	(16,222)	25,858	34,074

Cash flows from investing activities:
Purchase of property and equipment, net of business acquired	(8,702)	(7,243)	(5,766)
Proceeds from disposal of equipment and land	490	25	29
Purchase of BRAVEN	—	(4,451)	—
Purchase of Gear4, net of cash acquired	—	(28,351)	—
Purchase of HALO, net of cash acquired	(20,364)	—	—
Net cash used in investing activities	(28,576)	(40,020)	(5,737)
See accompanying notes to consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)

	For the Years Ended December 31,
	2019	2018	2017

Cash flows from financing activities:
Payment of debt issuance costs	(244)	(463)	(157)
Proceeds from revolving credit facility	330,968	358,980	434,826
Payments on revolving credit facility	(282,191)	(336,071)	(442,659)
Payments on term loan facility	—	(2,084)	(6,250)
Purchase of treasury stock	(722)	(12,096)	(1,492)
Payment of withholdings tax on restricted stock units	(887)	(2,722)	(268)
Proceeds from issuance of stock under employee stock purchase plan	61	54	29
Net cash provided by (used in) financing activities	46,985	5,598	(15,971)

Effect of foreign currency exchange rates on cash and cash equivalents	(179)	(632)	1,019

Net increase (decrease) in cash and cash equivalents	2,008	(9,196)	13,385

Cash and cash equivalents at beginning of the period	15,793	24,989	11,604
Cash and cash equivalents at end of the period	$17,801	$15,793	$24,989

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,587	$1,674	$1,776
Cash (refunded) paid during the period for income taxes, net	(3,347)	9,123	(2,174)
Cash paid during the period for rent expenses included in the measurement of lease liabilities	3,264	—	—

Supplemental schedule of noncash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$294	$517	$492
Modification of debt that resulted in payment of existing term loan balance	—	11,991	—
Purchase of Gear4 through contingent payments and common stock	3,886	9,355	—
Purchase of HALO through amounts due to seller, contingent payments and common stock	16,642	—	—
Noncash change in lease asset and operating liabilities from remeasurement or termination of existing leases and addition of new leases	2,644	—	—
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
On November 30, 2018, the Company acquired Gear4 HK Limited (“Gear4”), one of the top selling smartphone case brands in the United Kingdom, for its stylish phone cases which are designed with D3O technology. D3O technology can provide incredible protection to smartphones and other electronic devices by using shock absorbing materials. This acquisition expands the Company's product offering to better meet the needs of its smartphone consumers for innovative case protection. The results of operations of Gear4 are included in the Company's results of operations beginning on December 1, 2018.
In January 2019, the Company acquired Halo2Cloud, LLC (“HALO”), a leading direct-to-consumer accessories company with an extensive intellectual property portfolio. HALO designs, develops and markets innovative technology products to make consumers' lives easier. This acquisition enables the Company to enter new distribution channels, and to leverage new technology to enter into new consumer markets. The results of operations of HALO are included in the Company's results of operations beginning January 3, 2019.
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
Cash equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Amounts receivable from credit card processors as of December 31, 2019 and 2018 totaled $56 and $83, respectively. Cash equivalents as of December 31, 2019 and 2018 consisted primarily of amounts receivable from credit card processors.

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
The following summarizes the activity in the Company’s allowance for doubtful accounts for the years ended December 31, 2019, 2018, and 2017:

	For the Years Ended December 31,
	2019	2018	2017

Balance at beginning of year	$885	$734	$824
Additions charged to expense	896	312	339
Reversal to expense	(50)	—	—
Write-offs charged against the allowance	(583)	(151)	(444)
Foreign currency translation (loss) gain	(5)	(10)	15
Balance at end of year	$1,143	$885	$734
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
Major additions and improvements are capitalized, while costs for minor replacements, maintenance and repairs that do not increase the useful life of an asset are expensed as incurred. Upon retirement or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts. The resulting gain or loss is reflected in selling, general and administrative expense in the consolidated statements of income.

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
Intangible assets
Intangible assets include internet addresses, intellectual property, and acquired intangibles in connection with the acquisitions of IFROGZ, mophie, BRAVEN, Gear4, and HALO, which include customer relationships, trade names, patents and technology, non-compete agreements, and other miscellaneous intangible assets.
Long-lived intangible assets are amortized over their estimated economic lives, using a straight-line or accelerated method consistent with the underlying expected future cash flows related to the specific intangible asset. Amortization expense is recorded within cost of sales or operating expense depending on the underlying intangible assets.
Impairment of long-lived assets
Long-lived assets, such as property and equipment and amortizing intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate over the remaining life in measuring whether the assets are recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. For the years ended December 31, 2019 and 2018, no impairment of long-lived assets were indicated and thus, no impairment charge was recorded. For the year ended December 31, 2017, the Company recognized an impairment charge of $1,959.
Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Revenue recognition
The Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“Topic 606”) with a date of initial application of January 1, 2018. As a result of this adoption, the Company has changed its accounting policy for revenue recognition. Revenue is measured based on the amount of consideration that is expected to be received by the Company for providing goods or services under a contract with a customer, which is initially estimated with pricing specified in the contract and adjusted primarily for sales returns, discounts and other credits at contract inception then updated each reporting period. The Company recognizes revenue when persuasive evidence of a contract with a customer exists and a performance obligation is identified and satisfied as the customer obtains control of the goods or services.
Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities. The Company typically only charges sales taxes in transactions with customers on the Company's website.
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

Prior to the adoption of Topic 606 using the modified retrospective approach on January 1, 2018, the Company recorded revenue using “Revenue Recognition” (“Topic 605”). For the year ended December 31, 2017, revenue was recognized when persuasive evidence of an arrangement existed, product delivery had occurred or risk of loss had transferred to the customer, the sales price to the customer was fixed or determinable, and collectability was reasonably assured. The Company’s revenue during this period was derived from sales of products through its indirect channels, including retailers and distributors; through its direct channels, including www.ZAGG.com, and from the sale of its products through Company franchisees. For product sales, our standard shipping terms during this period was FOB shipping point, and we recorded revenue when the product was shipped, net of estimated returns and discounts. For some customers, the contractual shipping terms was FOB destination. For these shipments, we recorded revenue when the product was delivered, net of estimated returns and discounts as risk of loss had transferred to the customer at delivery. Promotional products given to customers or potential customers were recognized as a cost of sales. Cash incentives provided to our customers were recognized as a reduction of the related sale price, and, therefore, were a reduction in sales.
Lease accounting
The Company adopted ASC Topic 842, “Leases” (“Topic 842”) with a date of initial application of January 1, 2019. As a result of this adoption, the Company has changed its accounting policy for lease accounting. The Company determines if an arrangement is a lease at contract inception and then determines if such qualifying lease is classified as an operating lease or a finance lease. As of December 31, 2019, the Company determined that it only has operating leases under which the assets can be explicitly specified and physically distinct in the contracts. For operating leases, the Company measures lease liabilities based on the present value of the future minimum lease payments over the lease term at commencement date. As most of its leases do not provide an implicit rate, the Company uses an incremental borrowing rate (“IBR”) based on relevant information available at each leases' commencement date in determining the present value of future payments for each individual lease. The IBR is obtained by request from the Company's banking partners, who provide a collateralized rate of borrowing based on each leases’ specific term and based on the Company’s credit worthiness. Right of use (“ROU”) assets are measured as the sum of the amount of the initial measurement of the lease liability, plus any prepaid lease payments made minus any lease incentives received, and any initial direct costs incurred. The Company’s lease terms may include options to extend or terminate leases that will be recognized when it is reasonably certain that the Company will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
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
The Company estimates a reserve for sales returns, warranties, and other credits, and records the respective estimated reserve amounts as a sales return liability in the consolidated balance sheets, including a right of return asset included in prepaid expenses and other current assets in the consolidated balance sheets when a product is expected to be returned and resold. Historical experience, actual claims, and customer return rights are the key factors used in determining the estimated sales returns, warranty claims, and other credits.
The following summarizes the activity in the Company’s sales return, warranty, and other credits liability for the years ended December 31, 2019, 2018, and 2017:

	For the Years Ended December 31,
	2019	2018	2017

Balance at beginning of year	$54,432	$34,536	$30,720
Cumulative effect of adoption of Topic 606	—	5,250	—
Additions charged to sales	128,642	149,930	90,018
Sales returns and warranty claims charged against reserve	(141,895)	(135,963)	(86,299)
Assumed in acquisition of Gear4	—	846	—
Assumed in acquisition of HALO	2,728	—	—
Foreign currency translation loss	(54)	(167)	97
Balance at end of year	$43,853	$54,432	$34,536

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
The Company has foreign subsidiaries that conduct or support its business outside the U.S. The Company’s intention before enactment of the Tax Cut and Jobs Act of 2017 (the "Tax Act") was to permanently reinvest these earnings, thereby indefinitely postponing their remittance to the U.S. This will continue to be the Company’s intention. Foreign earnings will be taxed according to regulatory calculations in the period earned or eligible for a 100% dividends received deduction.
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
Advertising and marketing
General advertising is expensed as incurred. Advertising allowances provided to retailers are recorded as an expense at the time of the related sale if the Company receives an identifiable benefit in exchange for the consideration and has evidence of fair value for the advertising; otherwise, the allowance is recorded as a reduction of revenue. Advertising expenses for the years ended December 31, 2019, 2018, and 2017 were $19,183, $11,994, and $11,101, respectively.
Foreign currency translation and transactions
The Company’s primary operations are at the parent level which uses U.S. dollars (“USD”) as its functional currency. The Euro is the functional currency of the Company’s subsidiary in Ireland, while the Renminbi is the functional currency of the Company’s subsidiary in China. Accordingly, assets and liabilities for these subsidiaries are translated into USD using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the periods. Gains and losses from these translations are recorded as a component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included as a component of other income (expense) in the consolidated statements of income and totaled $345, $(360), and $590 for the years ended December 31, 2019, 2018, and 2017, respectively.
Earnings per share
Basic earnings per common share excludes dilution and is computed by dividing net income attributable to stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if restricted stock units or other common stock equivalents were released, exercised or otherwise converted into common stock. The dilutive effect of common stock equivalents is calculated using the treasury stock method.

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2019, 2018, and 2017:

	For the Years Ended December 31,
	2019	2018	2017

Net income	$13,920	$39,189	$15,100
Weighted average shares outstanding:
Basic	29,047	28,064	27,996
Dilutive effect of restricted stock units	195	436	411
Diluted weighted average shares outstanding	29,242	28,500	28,407
Earnings per share:
Basic	$0.48	$1.40	$0.54
Dilutive	$0.48	$1.38	$0.53
For the years ended December 31, 2019, 2018, and 2017, restricted stock units to purchase 329, 144, and 19 shares of common stock, respectively, were not considered in calculating diluted earnings per share because the effect would be anti-dilutive.
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
Segment reporting
The Company is in the process of consolidating a number of processes and functions from the HALO acquisition, including the merging of HALO's financial records system into the Company’s enterprise resource planning (“ERP”) system. In addition, global functional teams are directly managed by an executive from the corporate headquarters. These merged functional areas include the following: sales, marketing, product management, product development, operations, customer service, accounting, finance, legal, human resources, and IT. As the Company has continued to evolve as a mobile lifestyle company, the information regularly reviewed by the chief operating decision maker is at the consolidated level for all types of products and services generated by the Company, including relevant sales and budget reviews. Management has evaluated its reportable segments and concluded that the Company is a single reportable segment.
Recent accounting pronouncements
Adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-02, Leases” (“Topic 842”), which modifies the accounting for leases, intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. The Company adopted Topic 842 on January 1, 2019, using the modified retrospective approach. The adoption of Topic 842 includes the cumulative effect of adopting the new standard being recognized in retained earnings at January 1, 2019, which allows for the application of the standard solely to the transition period in 2019 but does not require application to prior fiscal comparative periods presented. Therefore, the prior period comparative information has not been adjusted and continues to be reported under the previous ASC Topic 840, “Leases” (“Topic 840”) standard. The Company also elected the package of available practical expedients allowable under Topic 842 guidelines in its adoption approach. See Note 13 for further details.
Issued accounting pronouncements not yet adopted
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“Topic 326”), which replaces the incurred loss impairment methodology under the current guidance with an expected loss methodology that requires consideration of forward-looking information to estimate credit losses, with reasonable and supportable documentation. Topic 326 is effective for annual and interim periods beginning after December 15, 2019. The Company plans to adopt the guidance prospectively with recording a cumulative effect adjustment in retained earnings beginning January 1, 2020. The Company notes that Topic 326 will impact its short-term credit receivables, and is currently evaluating new credit loss models and its processes and controls in preparation for the adoption of Topic 326. The Company does not expect the adoption to have a material impact on the consolidated statement of income or the beginning balance of retained earnings.
No other new accounting pronouncement issued or effective during the fiscal year had, or is expected to have, a material impact on our consolidated financial statements.
(2) REVENUE
Performance Obligations
The Company’s revenue is derived from sales of device accessories, including screen protection, power cases, power management, wireless charging, personal audio, mobile keyboards and protective cases; through its indirect channels, including retailers, distributors, televised home shopping channels and franchisees; and through its direct channels, including its website www.ZAGG.com, corporate-owned and franchise-owned mall kiosks, cellphone repair stores, and Company-branded stores. Such sales mostly contain promises to transfer manufactured products to customers, and in limited arrangement to provide services to customers, in which judgment is required to determine whether such promises are considered distinct performance obligations and should be accounted separately or combined into a single performance obligation. The products sold by the Company are considered distinct on their own and accounted for separately. In addition, warranties provided to customers are considered as assurance-type warranties under Topic 606 due to the fact that such warranties primarily provide exchange of products for repair and do not offer additional services to the customers and consequently, they are not accounted in separate performance obligations but combined with the promised products sold into a single performance obligation.
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
The payment terms for the Company's customers vary by sales channels in which the products are sold. For products sold through the Company's direct channels, customers typically pay in full at a point of sale. For products sold through indirect channels and franchisees, customers are extended credit that have terms which are less than six months.
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
The percentage of net sales related to the Company’s key product lines for the years ended December 31, 2019, 2018, and 2017, was approximately as follows:

	For the Years Ended December 31,
	2019	2018	2017

Protection (screen protection and cases)	52%	57%	48%
Power (power management and power cases)	36%	32%	41%
Audio	5%	5%	5%
Productivity (keyboards and other)	7%	6%	6%

The percentage of net sales related to the Company’s key distribution channels for the years ended December 31, 2019, 2018, and 2017, was approximately as follows:

	For the Years Ended December 31,
	2019	2018	2017

Indirect	87%	88%	89%
Website	8%	8%	8%
Franchisees	5%	4%	3%
The percentage of net sales related to the Company’s key geographic regions for the years ended December 31, 2019, 2018, and 2017, was approximately as follows:

	For the Years Ended December 31,
	2019	2018	2017

United States	77%	84%	84%
Europe	13%	9%	9%
Other	10%	7%	7%

Contract Balances
Timing of revenue recognition may differ from timing of invoicing to customers or timing of consideration received. The following table provides information about receivables, right of return assets, contract liabilities, refund liabilities, and warranty liabilities from the Company's contracts with customers as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Receivables, which comprises the balance in accounts receivable, net of allowances	$142,804	$156,667
Right of return assets, which are included in prepaid expenses and other current assets	2,177	999
Refund liabilities, which are included in sales return liability	39,790	49,786
Warranty liabilities, which are included in sales return liability	4,063	4,646
Contract liabilities, which are included in accrued liabilities	39	96
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
During the year ended December 31, 2019, revenue recognized that was included in the contract liability balance as of December 31, 2018, was $69.
The following summarizes the activities in the Company’s warranty liabilities for the year ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018

Balance at beginning of year	$4,646	$4,189
Additions	11,047	14,292
Warranty claims charged	(11,629)	(13,836)
Foreign currency translation gain	(1)	1
Balance at end of year	$4,063	$4,646
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
(3) INVENTORIES
Inventory consisted of the following components as of December 31, 2019 and 2018:

	December 31,
	2019	2018

Finished goods	$142,054	$81,397
Raw materials	2,890	$1,522
Total inventories	$144,944	$82,919
Included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers as of December 31, 2019 and 2018 of $148 and $382, respectively.
(4) PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following as of December 31, 2019 and 2018:

		December 31,
	Useful Lives	2019	2018

Computer equipment and software	3 to 5 years	$1,237	$2,180
Equipment and molds	3 to 10 years	18,851	13,662
Furniture and fixtures	7 years	1,876	1,904
Automobiles	5 years	75	85
Building and improvements	40 years	2,429	2,486
Leasehold improvements	1 to 7 years	7,710	7,320
Land		—	325
Property and equipment, gross		32,178	27,962

Less accumulated depreciation and amortization		(14,159)	(11,844)
Property and equipment, net		$18,019	$16,118
For the years ended December 31, 2019, 2018, and 2017, depreciation expenses were $6,898, $6,293, and $9,727, respectively, which were included as a component of selling, general and administrative expense in the consolidated statements of income.
(5) GOODWILL AND INTANGIBLE ASSETS
Goodwill
During the years ended December 31, 2019 and 2018, goodwill increased in connection with the acquisitions of BRAVEN, Gear4, and HALO. The following table summarizes the changes in goodwill during 2019 and 2018:

Balance as of December 31, 2017	$12,272
Increase in connection with the acquisition of BRAVEN	298
Increase in connection with the acquisition of Gear4	15,068
Balance as of December 31, 2018	27,638
Increase in connection with the acquisition of HALO	15,931
Balance as of December 31, 2019	$43,569
The Company noted no impairment of goodwill for the years ended December 31, 2019 and 2018.

Long-lived Intangibles
The following tables reflect the gross carrying amount and accumulated amortization of the Company's long-lived intangible assets, net for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31, 2019
	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$60,886	$12,346	$(51,718)	$21,514	7.7 years
Trade names	43,787	4,409	(22,325)	25,871	9.7 years
Patents and technology	19,323	11,306	(15,323)	15,306	8.3 years
Non-compete agreements	5,896	—	(5,477)	419	4.9 years
Other	789	—	(789)	—	1.8 years
Total amortizable assets	$130,681	$28,061	$(95,632)	$63,110	8.3 years

	For the Year Ended December 31, 2018
	Gross Carrying Amount	Acquisitions	Accumulated Amortization	Net Carrying Amount	Weighted Average Amortization Period

Customer relationships	$49,700	$11,186	$(45,326)	$15,560	7.6 years
Trade names	31,269	12,518	(16,799)	26,988	9.9 years
Patents and technology	18,451	872	(10,600)	8,723	8.0 years
Non-compete agreements	5,896	—	(5,118)	778	4.9 years
Other	567	222	(784)	5	1.8 years
Total amortizable assets	$105,883	$24,798	$(78,627)	$52,054	8.3 years
On April 11, 2017, the Company received a final court order stating that the claims of one of its patents were either unpatentable or canceled. Accordingly, management determined that the patent’s carrying value was not recoverable through future cash flows and was impaired as of March 31, 2017. Consequently, the Company recorded an impairment loss consisting of a reduction of gross carrying amount of $2,777, accumulated amortization of $818, and net carrying value of $1,959 to reduce the net carrying value of the canceled patent to $0.
Customer relationships, trade names, and other intangibles are amortized on an accelerated basis consistent with their expected future cash flows over their estimated useful lives, which results in accelerated amortization. The remaining long-lived intangible assets are amortized using the straight-line method over their estimated useful life. For the years ended December 31, 2019, 2018, and 2017, amortization expenses were $17,005, $11,988, and $12,159, respectively, which were primarily recorded as a component of operating expenses; however, amortization expenses related to acquired technology for the years ended December 31, 2019, 2018, and 2017 of $0, $106, and $112, respectively, were recorded as a component of cost of sales in the consolidated statements of income.
Estimated future amortization expense for long-lived intangibles is as follows:

2020	$14,042
2021	12,117
2022	9,909
2023	8,506
2024	6,695
Thereafter	11,841
Total	$63,110

(6) ACQUISITIONS
Acquisition of HALO
On January 3, 2019, (the “HALO Acquisition Date”), ZAGG Hampton LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a membership interest purchase agreement (the “HALO Purchase Agreement”) with HALO and its equity owners to acquire all of the outstanding equity interests of HALO (the “HALO Acquisition”). HALO is a leading direct-to-consumer mobile accessories company with an extensive intellectual property portfolio that specializes in wireless charging, car and wall chargers, portable power, and other accessories. The Company acquired HALO to expand its product and intellectual property portfolio, and to enter into new distribution channels.
The total purchase consideration for the HALO Acquisition was $23,649 in cash, 1,458 shares of the Company’s common stock valued at $12,968, and contingent consideration (the “HALO Earnout Consideration”) estimated at $1,544. The initial purchase price was subject to adjustment within 90 days of the HALO Acquisition Date based upon the final determination of HALO’s (i) working capital, (ii) indebtedness, and (iii) transaction expenses as set forth in the HALO Purchase Agreement.
As noted in the HALO Purchase Agreement, the Company retained $2,130 from the cash due to the sellers and will hold this amount for 18 months following the HALO Acquisition Date as security for HALO’s indemnification obligations. The $2,130 retained by the Company that is due HALO is recorded in accrued liabilities in the consolidated balance sheets.
HALO is also entitled to the HALO Earnout Consideration from the Company if HALO achieves the target Adjusted EBITDA set forth in the HALO Purchase Agreement for the year ending December 31, 2019. HALO's Adjusted EBITDA for the year ended December 31, 2019 achieved the target Adjusted EBITDA and as a result, the Company accrued an additional $2,544 for a total of $4,088 for the HALO Earnout Consideration and is included in accrued liabilities as of December 31, 2019.
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

The following table summarizes the fair values of the identifiable assets acquired and liabilities assumed as of December 31, 2019:

	Preliminary Allocation January 3, 2019	Adjustments to Working Capital and Fair Value	Final Allocation January 3, 2019

Cash	$1,151	$4	$1,155
Accounts receivable (gross contractual receivables of $2,217)	2,436	(219)	2,217
Inventory	2,889	—	2,889
Inventory step up	494	—	494
Prepaid expenses and other assets	1,310	17	1,327
Property and equipment	627	—	627
Amortizable identifiable intangible assets	27,554	507	28,061
Goodwill	15,922	9	15,931
Operating lease right of use assets	—	649	649
Other assets	546	(546)	—
Accounts payable	(2,867)	126	(2,741)
Income tax payable	(501)	119	(382)
Accrued expenses	(217)	36	(181)
Notes payable	—	(42)	(42)
Accrued wages and wage related expenses	(324)	55	(269)
Sales return liability	(2,728)	—	(2,728)
Deferred tax liability, net	(6,177)	(894)	(7,071)
Lease liabilities	—	(1,775)	(1,775)
Other long-term liabilities	(1,611)	1,611	—
Total	$38,504	$(343)	$38,161
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
The amounts assigned to each class of intangible asset and the related weighted average amortization periods are as follows:

	Intangible Asset Class	Weighted Average Amortization Period

Patents and technology	$11,307	8.8 years
Trade names	4,408	10.0 years
Customer relationships	12,346	8.0 years
Total	$28,061
Goodwill
Goodwill represents the excess of the HALO purchase price over the fair value of the assets acquired and liabilities assumed. The Company believes that the primary factors supporting the amount of goodwill recognized are the significant growth opportunities and expected synergies of the combined entity.
Acquisition Costs
As part of the HALO Acquisition, the Company incurred legal, accounting, and other due diligence fees that were expensed when incurred. Total fees incurred related to the HALO Acquisition for the year ended December 31, 2019 was $795, which was included as a component of transaction costs on the consolidated statements of income.

Results of Operations
The results of operations of HALO were included in the Company’s results of operations beginning on January 4, 2019. For HALO’s results of operations from January 4, 2019 through December 31, 2019, HALO generated net sales of $34,608 and had net income before tax of $1,879.
Acquisition of Gear4
On November 30, 2018 (the “Gear4 Acquisition Date”), Patriot Corporation Unlimited Company, an entity registered and incorporated in Ireland and a wholly-owned subsidiary of the Company, entered into a share purchase agreement (the “Gear4 Purchase Agreement”) with STRAX Holding GmbH, an entity registered and incorporated in Germany (“STRAX”), and Gear4 HK Limited, an entity registered and incorporated in Hong Kong and a wholly-owned subsidiary of STRAX (“Gear4”), to acquire from STRAX all of the issued and outstanding equity securities of Gear4 (the “Gear4 Acquisition”). With its expansive global distribution channels, the Company believes that the Gear4 Acquisition will strengthen its case product profile to drive increased sales and profitability.
The purchase consideration for the Gear4 Acquisition was $32,200 in cash, 638 shares of the Company's common stock valued at $6,001, and contingent consideration (the “Gear4 Earnout Consideration”) estimated at $1,629. The initial purchase price was subject to adjustment based on the results of Gear4's net sales as defined in the Gear4 Purchase Agreement for the year ended December 31, 2018. The Gear4 Earnout Consideration was recorded in accrued liabilities in the consolidated balance sheets as of December 31, 2019. The Company transferred to STRAX 413 shares of the Company's common stock valued at $3,886 in 2019 as part of the consideration for the Gear4 Acquisition.
As agreed in the Gear4 Purchase Agreement, cash consideration of $1,725 and 225 shares of the Company's common stock valued at $2,116 was retained by the Company and will be held by the Company for 18 months following the Gear4 Acquisition Date as security for STRAX's indemnification obligations. The $3,841 retained by the Company that is due to STRAX is recorded in accrued liabilities in the consolidated balance sheets as of December 31, 2019.
The following summarizes the components of the purchase consideration for Gear4:

Cash consideration	$32,200
Company common stock	6,001
Contingent consideration	1,629
Total purchase price	$39,830
STRAX was also entitled to the Gear4 Earnout Consideration from the Company if the Gear4 net sales as reported in audited financial statements for the year ended December 31, 2019, reported under U.S. GAAP, exceeded certain targets. Specifically, if the Gear4's net sales as reported under U.S. GAAP for the year ended December 31, 2019 were equal to or exceeded $60,000 but less than $90,000, STRAX was entitled to $5,000. If the Gear4's net sales for the year ended December 31, 2019 were equal to or exceeded $90,000, STRAX was entitled to $10,000. The Gear4's net sales for the year ended December 31, 2019 did not exceed $60,000 and thus, no Gear4 Earnout Consideration was earned or paid. As a result, the Company reduced the contingent consideration payable of $1,629 to zero and recorded this amount in selling, general and administrative in the consolidated statements of income for the year ended December 31, 2019.
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

As part of the Gear4 Acquisition, the Company incurred legal, accounting, investment banking and other due diligence fees that were expensed when incurred. Total fees incurred related to the Gear4 Acquisition for the years ended December 31, 2019 and 2018 were $292 and $595, respectively, which were included as a component of transaction costs on the consolidated statements of income.
Pro Forma Results of Operations for HALO and Gear4 (UNAUDITED)

The following pro-forma results of operations for the years ended December 31, 2019 and 2018, give pro forma effect as if the acquisitions of HALO and Gear4 and the related borrowings used to finance the acquisitions had occurred on January 1, 2018, after giving effect to certain adjustments including the amortization of intangible assets, interest expense, tax adjustments, specific transaction related expenses incurred prior to the execution date, and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

	For the Years Ended December 31,
	2019	2018

Net sales	$521,922	$595,608
Net income	$6,165	$33,736
Basic earnings per share	$0.21	$1.20
Diluted earnings per share	$0.21	$1.18
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
The nonrecurring pro forma adjustments attributable to the pro forma results of operations are as follows:

	For the Years Ended December 31,
	2019	2018

Amortization expense	$118	$6,091
Transaction costs	$(1,086)	$1,086
Amortization of fair value adjustment to inventory	$(573)	$589
Interest from the amended credit facility and amortization of debt issuance costs	$—	$1,588
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
As part of the BRAVEN Acquisition, the Company incurred legal, accounting, and other due diligence fees that were expensed when incurred. Total fees related to the BRAVEN acquisition for the year ended December 31, 2018 was $60, which was included as a component of transaction costs on the consolidated statements of income.
(7) INCOME TAXES
Income from operations before taxes for the years ended December 31, 2019, 2018, and 2017, consisted of the following:

	For the Years Ended December 31,
	2019	2018	2017

U.S. operations	$2,502	$44,236	$37,850
Foreign operations	3,365	5,293	5,502
Total	$5,867	$49,529	$43,352

Income tax benefits (provision) components for the years ended December 31, 2019, 2018, and 2017, consisted of the following:

	For the Years Ended December 31,
	2019	2018	2017

Current provision:
Federal	$(303)	$(1922)	$(779)
State	(906)	(2810)	(532)
Foreign	(1,062)	(617)	(786)
Total current provision	(2,271)	(5,349)	(2,097)
Deferred benefit (provision):
Federal	6,018	(5,296)	(25,919)
State	1,699	184	(345)
Foreign	2,607	121	109
Total deferred benefit (provision)	10,324	(4,991)	(26,155)
Total benefit (provision)	$8,053	$(10,340)	$(28,252)

The following is a reconciliation of the income taxes computed using the federal statutory rate to the provision for income taxes for the years ended December 31, 2019, 2018, and 2017:

	For the Years Ended December 31,
	2019	2018	2017

Tax at statutory rate (21% for 2019 and 2018, 35% for 2017)	$(1,232)	$(10,401)	$(15,173)
State tax, net of federal tax benefit	1,956	(2,830)	(1,217)
Non-deductible expense and other	(266)	(300)	(830)
Effect of IP shift	8,125	—	—
Restricted stock units	55	833	(831)
Foreign tax rate differential	(532)	615	1,248
Federal/state research	519	—	—
GILTI	(1,244)	(299)	—
Mandatory repatriation of foreign earnings	—	—	(547)
Return to provision adjustment	760	778	(212)
Reserve related to unrecognized tax benefits	330	598	107
Interest and penalties	(6)	(6)	(1)
Effect of federal rate change	—	—	(11,806)
Effect of state rate changes, net of federal tax benefit	(227)	732	1,010
Change in valuation allowance	(185)	(60)	—
Total reconciliation amount	$8,053	$(10,340)	$(28,252)

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of December 31, 2019 and 2018, are as follows:

	December 31,
	2019	2018

Deferred income tax assets:
Allowance for doubtful accounts	$225	$141
Property and equipment	—	145
ROU asset	3,122	—
Inventories	4,732	4,672
Stock-based compensation	785	562
Sales returns accrual	5,794	5,058
Acquisition costs, net of amortization	91	107
Intangible assets	6,434	4,087
Goodwill	786	926
HzO investment	1,028	1,048
Celio investment	157	—
Capital loss carry-over	—	191
Net operating loss carryforward	—	19
Federal and state credit carryforwards	497	2,070
Other liabilities, including foreign	3,341	1,894
Total gross deferred tax assets	26,992	20,920
Valuation allowance	(1,670)	(1,517)
Total deferred income tax assets	25,322	19,403

Deferred income tax liabilities:
Property and equipment	(355)	—
Lease liability	(2,310)	—
Total deferred tax liabilities	(2,665)	—

Deferred income tax assets, net	$22,657	$19,403
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company's ability to recover its deferred tax assets, the Company considers all available positive and negative evidence, including but not limited to scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require the use of judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses. Additionally, the Company considers historical performance in its evaluation of the realizability of deferred tax assets, specifically, three years of cumulative operating income. Weighing both the positive and negative evidence, management concludes no additional valuation allowance needs to be recorded as of December 31, 2019. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize its deferred tax assets. Moreover, historical data provides evidence of sustained profitability.
Due to various factors, including but not limited to changes in the Irish tax laws, as well as the United States tax laws under the 2017 Tax Act, the Company’s existing intangible property structure was updated during 2019 including the intercompany transfer of intangible property among ZAGG entities in different taxing jurisdictions. As a result of this restructuring, various deferred tax assets were recognized in the period for the future tax benefits the Company expects to realize.
The Company recorded a full valuation allowance against a deferred tax asset generated by capital losses on its investment in HzO. HzO is a development stage enterprise and given current operations and uncertainty of future profitability, management has determined that it is more likely than not that the deferred tax asset will not be realizable. Given this, a full valuation allowance at December 31, 2019 and 2018 of $1,028 and $1,048, respectively, has been recorded against this deferred tax asset. In addition, at December 31, 2019 and 2018, the Company recorded a full valuation allowance against deferred tax assets resulting from an investment in Celio of $157 and $160, respectively. The Company released the valuation allowance, along with the deferred tax asset that was attributable to the capital loss carry-overs. Capital losses can only be carried over for 5 years after generation. The capital loss carry-over was generated in 2013, and therefore, the period for utilization has expired. A valuation allowance as of December 31, 2019 and 2018 of $485 and $278 was recorded on California research and development credit carryforwards that were added upon the acquisition of mophie for the year ended December 31, 2017.
The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations that arose in 2019 and prior years as the Company considers these earnings to be permanently reinvested. Cash held by foreign entities that is considered permanently re-invested totaled $14,914 as of December 31, 2019. There were earnings and profits that resided in the Company’s foreign operations that were repatriated under recent U.S. tax reform; the impact of this repatriation was included in the provision and U.S. tax return for the year ended December 31, 2017. The Company considers these funds permanently re-invested.
The Company is subject to federal, state, and foreign tax authority income tax examinations from time to time. The Company remains subject to income tax examinations for each of its open tax years, which extend back to 2016 under most circumstances. Certain taxing jurisdictions may provide for additional open years depending upon their statutes or if an audit is ongoing.
The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. As of December 31, 2019 and 2018, the Company recorded a tax contingency of $1,068 and $1,398, respectively. The tax contingencies are primarily related to the Company's global tax strategy, certain transactions in foreign jurisdictions in prior periods, and research and development credits taken for federal and state purposes. Another component of the tax contingency relates to the mophie acquisition which relate to research and development credits taken for federal and state purposes. The tax contingencies, on a gross basis, are reconciled in the table below:

	December 31,
	2019	2018

Unrecognized tax benefits, as of January 1	$1,398	$2,278
Gross increases (decreases) – tax positions in current period	127	27
Gross increases (decreases) – lapse of statute	(457)	(907)
Total benefit	$1,068	$1,398
As of December 31, 2019, the Company's liability related to unrecognized tax benefits was $1,068 of which $1,068 would impact the Company’s effective tax rate if recognized.
(8) FAIR VALUE MEASUREMENTS
At December 31, 2019 and 2018, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and a line of credit. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these financial instruments. The carrying value of the debt balances approximate fair value because the variable interest rates reflect current market rates.
(9) DEBT AND LINE OF CREDIT
Long-term debt, net as of December 31, 2019 and 2018, was as follows:

	December 31,
	2019		2018
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate

Line of credit	107,140	4.64%	58,363	4.03%
Total long-term debt outstanding	$107,140		$58,363
On April 12, 2018, the Company entered into an amended and restated credit and security agreement (the “2018 Credit and Security Agreement”) with KeyBank National Association (“KeyBank”), as administrative agent, Swing Line Lender and Issuing Lender, KeyBanc Capital Markets Inc., as sole lead arranger and sole book runner, and other members of the lender group, which was subsequently amended by a First Amendment Agreement dated as of November 28, 2018, a Second Amendment Agreement dated as of August 30, 2019, and a Third Amendment Agreement dated December 4, 2019 (as amended, the “2018 Credit and Security Agreement”).
The 2018 Credit and Security Agreement currently consists of a $144,300 (“Maximum Revolver Amount”) secured revolving credit facility (the “2018 Revolver”), which is not subject to borrowing base limitation. In addition, at the Company’s option, up to $40,000 of the 2018 Revolver may be made available for the issuance of letters of credit (the “Accordion”). Proceeds from the 2018 Revolver were used to fully retire the term loan under a credit and security agreement entered in 2016 (the "2016 Credit and Security Agreement") and thus, the 2018 Revolver is the only credit instrument effective April 12, 2018. As of December 31, 2019, $200 was issued under letters of credit and $36,960 was available to be issued for letters of credit.
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
Under the 2018 Credit and Security Agreement, the Company does not have a lockbox arrangement and has full control of cash upon receipt from customers. As the 2018 Revolver does not mature until 2023, the 2018 Revolver is classified as a noncurrent liability.
The First Amendment Agreement increased the Maximum Revolver Amount of the 2018 Revolver by the $40,000 accordion from $85,000 to $125,000 with the Accordion amount available for the Company to use at the effective date of the First Amendment Agreement. In addition, the First Amendment Agreement allows the Company to add a new term loan or add to the existing Revolver another $25,000 within a specified period defined in the First Amendment Agreement. The Accordion’s maturity date is April 11, 2023, consistent with the existing maturity date of the Credit Agreement.
The Second Amendment Agreement increased the Maximum Revolver Amount of the 2018 Revolver and the First Amendment Agreement by $11,800 (the “Temporary Accordion”) from $125,000 to $136,800, with the Temporary Accordion amount available for the Company to use at the effective date of the Second Amendment Agreement. The Temporary Accordion’s maturity date is December 31, 2019.

The Third Amendment Agreement increases the Maximum Revolver Amount of the 2018 Revolver and the First Amendment Agreement by amending the Temporary Accordion to $19,300 (the “New Temporary Accordion”) from $125,000 to $144,300, with the New Temporary Accordion amount available for the Company to use at the effective date of the Third Amendment Agreement. The New Temporary Accordion’s maturity date is February 28, 2020.
Except as amended by the First,Second, and Third Amendment Agreements, all terms and covenants within the Credit Agreement remain effective, including previously determined interest rate amounts.
The Company incurred a loss of $243 of deferred loan costs written off for the retirement of the 2016 Credit and Security Agreement as of the 2018 Credit and Security Agreement effective date. In conjunction with the $521 previously capitalized deferred loan cost carried over from the 2016 Credit and Security Agreement, the Company capitalized $294 debt issuance costs for the 2018 Credit and Security Agreement, $170 debt issuance costs for the First Amendment Agreement modification, $40 debt issuance costs for the Second Amendment Agreement modification, and $204 debt issuance costs for the Third Amendment Agreement modification, totaling a new gross balance of $1,229 for deferred loan costs, with $808 remaining as of December 31, 2019 to be amortized which is included in other assets in the consolidated balance sheets.
Contractual future payments under the 2018 Credit and Security Agreement are $107,140 from the 2018 Revolver, which will be due in 2023.
(10) RESTRICTED STOCK
Equity Incentive Award Plans
In January 2013, the Company's board of directors adopted and in June 2013, the Company's shareholders approved the ZAGG Inc 2013 Equity Incentive Award Plan (the “2013 Plan”). In April 2017, the compensation committee of the Company's board of directors adopted, and in June 2017, the Company's shareholders approved an amendment and restatement of the 2013 Plan (the “Amended Plan”). The Amended Plan is an “omnibus plan” under which stock options, stock appreciation rights, performance share awards, restricted stock, and restricted stock units can be awarded. The Amended Plan’s initial share reservation is 5,000 shares. The term of the plan is for 10 years from the date of original adoption of the 2013 Plan. As of December 31, 2019, there were approximately 1,943 shares available for grant under the Amended Plan.

Restricted Stock Units
The fair value of the restricted stock unit awards granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock unit awards vest on a straight-line basis over a three-year vesting term for employees and a nine-month vesting term for annual director grants, depending on the terms of the individual grant. A summary of the status of the Company’s restricted stock unit awards as of December 31, 2019, and changes during the year ended December 31, 2019, is presented below:

	Restricted Stock Units (in thousands)	Weighted-Average Grant Date Fair Value (per share)

Outstanding as of December 31, 2018	821	$10.49
Granted	957	9.02
Vested	(365)	9.71
Forfeited	(449)	10.05
Outstanding as of December 31, 2019	964	$9.53
The grant of restricted stock unit awards with respective weighted-average fair value per share for the years ended December 31, 2019, 2018, and 2017, is summarized as follows:

	For the Years Ended December 31,
	2019	2018	2017

Granted	957	454	604
Weighted average fair value per share	$9.02	$11.96	$8.26
As part of the 957, 454, and 604 restricted stock unit awards granted during the years ended December 31, 2019, 2018, and 2017, the Company granted 287, 182, and 409 restricted stock unit awards, respectively, to certain executives and employees of the Company where vesting is linked to specific performance criterion. These performance-based restricted stock unit awards only vest upon the (1) Company’s achievement of specified thresholds of net sales, Adjusted EBITDA, or specific goals for the individual executive, and (2) continued employment through the applicable vesting date. For the year ended December 31, 2019, the Company did not meet the required financial metrics, and as such, 287 of performance-based restricted stock unit awards granted in 2019 with a fair value of $2,840 were forfeited.
The estimated fair value of the restricted stock unit awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. For the performance-based awards, the Company recognizes compensation expense on a straight-line basis when management estimates the performance criteria are probable to be achieved. The following is stock-based compensation expenses related to restricted stock unit awards and tax benefits recorded for the years ended December 31, 2019, 2018, and 2017:

	For the Years Ended December 31,
	2019	2018	2017

Stock-based compensation expense related to restricted stock unit awards (1)	$4,022	$3,009	$3,602
Tax benefit recognized on stock-based compensation expense	$1,155	$813	$1,378
Tax benefit realized from vested restricted stock units	$775	$2,212	$962
(1) Stock-based compensation expenses are included as a component of selling, general, and administrative expense on the consolidated statements of income.
Certain employees of the Company elected to receive a net amount of shares upon the vesting of restricted stock unit award grants in exchange for the Company paying up to the maximum statutory withholding amount of the employees’ tax liabilities for the fair value of the award on the vesting date. This resulted in the Company recording $887, $2,722, and $268, during the years ended December 31, 2019, 2018, and 2017, respectively, as a reduction to additional paid-in capital.
As of December 31, 2019, there was $5,853 of total unrecognized compensation cost related to nonvested restricted stock unit awards granted under the Amended Plan, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
(11) TREASURY STOCK

During the fourth quarter of 2015, the Company's board of directors authorized the repurchase of up to $20,000 of the Company's outstanding common stock with no expiration date (the “2015 Stock Repurchase Program”). On March 11, 2019, the Company's board of directors authorized the cancellation of the 2015 Stock Repurchase Program, and authorized a new stock repurchase program of up to $20,000 of our outstanding common stock (the “2019 Stock Repurchase Program”).
During the year ended December 31, 2019, the Company purchased 72 shares of ZAGG common stock for total consideration of $722, which included commissions and processing fees totaling $2. These purchases were made in the first quarter of 2019 under the 2015 Stock Repurchase Program. As of December 31, 2019, a total of $20,000 remained authorized under the 2019 Stock Repurchase Program.

The Company repurchased shares for the years ended December 31, 2019 and 2018, presented as follows:

	For the Years Ended December 31,
	2019	2018

Shares repurchased	72	918
Cash consideration paid	$722	$12,096
Commissions to brokers included in cash consideration paid	$2	$34
Weighted average price per share repurchased	$10.00	$13.18
The consideration paid has been recorded within stockholders’ equity in the consolidated balance sheets.
(12) DEFINED CONTRIBUTION PLAN
The Company offers a 401(k) plan for full-time employees that is effective on the first day of employment. The Company matches participant contributions of 100% up to 5% of an employees’ salary that is immediately vested. Costs recognized for the years ended December 31, 2019, 2018, and 2017, related to the employer 401(k) match, totaled $1,757, $1,556, and $1,298, respectively.
(13) LEASES
Adoption of Topic 842
The Company adopted Topic 842 on January 1, 2019, using the modified retrospective approach. The adoption of Topic 842 resulted in an increase in long-term lease liabilities of $10,684 which was included in operating lease liabilities; an increase in short-term lease liabilities of $2,362 which was included in current portion of operating lease liabilities; an initial recognition of right of use (“ROU”) assets of $8,842 which was included in operating lease right of use assets; a derecognition of $3,346 related to lease liabilities under Topic 840 which was included in accrued liabilities; a decrease in deferred rent of $819 which was included in accrued liabilities; and a decrease of $39 in retained earnings as a cumulative effect of adoption.
As the Company did not have any finance leases upon adoption of Topic 842 at January 1, 2019, the largest driver of changes for the adoption of Topic 842 was the addition of the Company’s operating leases to the consolidated balance sheet, creating ROU assets and lease liabilities on the consolidated balance sheet as of December 31, 2019. Under Topic 840, operating leases were not included on the consolidated balance sheets, whereas under Topic 842, ROU assets and lease liabilities are calculated and recorded on the lease commencement date. The standard had a material impact in the Company’s consolidated balance sheets, but did not have a significant impact in its consolidated statements of income. In addition, the adoption of Topic 842 had no impact to cash provided by or used in operating, financing, or investing on the consolidated statements of cash flows.
Lease information
The Company has operating leases for offices, retail stores, and warehouse space that expire through 2027. The Company’s leases have remaining lease terms of 1 month to 8 years, some of which include options to extend the leases up to 10 years. The following summarizes the activities in the Company’s ROU assets and lease liabilities for the year ended December 31, 2019:

	Beginning Balance as of January 1, 2019	Adoption of Topic 842	Additions	Termination	Costs	Ending Balance as of December 31, 2019

Operating lease ROU assets	$—	$8,842	$3,388	$(97)	$(2,497)	$9,636

	Beginning Balance as of January 1, 2019	Adoption of Topic 842	Additions	Termination	Payments, less accretion	Ending Balance as of December 31, 2019

Operating lease liabilities	$—	$13,046	$2,398	$(101)	$(2,645)	$12,698
For the years ended December 31, 2019, 2018, and 2017, rent expense was $3,678, $3,217, and $2,847, respectively. Rent expense is recognized on a basis which approximates straight-line over the lease term and is recorded as a component of selling, general and administrative expense on the consolidated statement of operations. As of December 31, 2019, the Company had a weighted-average remaining lease term of 5.0 years and a weighted-average discount rate used to calculate the lease liability of 4.42%.

Future maturities of lease liabilities as of December 31, 2019 were as follows:

2020	$3,300
2021	2,838
2022	2,737
2023	2,202
2024	1,402
Thereafter	1,739
Total lease payments	14,218
Less: imputed interest	(1,520)
Lease liabilities	$12,698
No other leases have been entered into under which the Company has significant rights and obligations as the lessee except those noted above.
Minimum rental payments for operating leases required under Topic 840 as of December 31, 2018, are as follows:

2019	$3,198
2020	2,842
2021	2,457
2022	2,517
2023	1,976
Thereafter	2,098
Total operating lease commitments	$15,088

(14) COMMITMENT AND CONTINGENCIES
Purchase Obligation
As of December 31, 2019, the Company was committed to purchase materials from certain suppliers that are enforceable, legally binding and cancellable only in certain circumstances. The unconditional purchase obligations for fiscal years 2020 through 2022 are $6,386, $7,543, and $7,543 respectively. For the year ended December 31, 2019, $7,807 of materials was purchased under the unconditional purchase obligations.
Commercial Litigation
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

Enchanted IP v. mophie, Inc., 19-CV-1648 (Central District of California). On August 27, 2019, Enchanted IP LLC filed an action for patent infringement against mophie, Inc. in the Central District of California, asserting U.S. Patent No. 6,194,871. This patent generally relates to a charge and discharge control circuit for an external secondary battery. The complaint identifies mophie’s JuicePack reserve micro product as an accused product and seeks damages and injunctive relief. Enchanted IP does not appear to make or sell any products, and the asserted ‘871 patent expires in April 2020. ZAGG responded to the complaint on October 21, 2019 to formally assert its defenses and counterclaims. The court has set a final pre-trial conference for April 2021, and the trial is expected to take place in the second quarter of 2021. mophie denies that it has engaged in the alleged practices, and intends to vigorously defend the lawsuit.
Shenzhen CN-iMX Technology Co., Ltd. v. Apple Electronic Products Trading (Beijing) Co., Ltd. and ZAGG (Shenzhen) Technology Development Co., Ltd. (2019) Yue 03 Pre-docketing Mediation No. 3234. In August 2019, Shenzhen CN-iMX Technology Co., Ltd. filed an action in Shenzhen Intermediate Court against ZAGG China and Apple, asserting infringement of Chinese Patent No. ZL 2012 1 0335618.4 relating to a method of wireless charging. The action identifies mophie’s PowerStation wireless XL charger as an accused product and seeks damages and injunctive relief. Because the infringement action has not yet been formally docketed, ZAGG has not yet filed a substantive response. In September 2019, ZAGG filed a separate invalidation request (Case No. 4W9507) to challenge the validity of the patent, and that action is currently scheduled for an oral hearing on April 7, 2020.
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
The Company establishes reserves when a particular contingency is probable and estimable. The Company has accrued $750 and $0 in the consolidated balance sheets as of December 31, 2019 and 2018, respectively.
(15) CONCENTRATIONS
Concentration of Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in cash accounts for the years ended December 31, 2019, 2018, and 2017.
As of December 31, 2019, Verizon Wireless (“Verizon”) and Best Buy Co., Inc. (“Best Buy”) exceeded 10% of the Company's accounts receivable. As of December 31, 2018, Superior Communications, Inc. (“Superior”) and Best Buy exceeded 10% of the Company's accounts receivable. The amount of accounts receivable for each of these customers are outlined as follows:

	December 31,
	2019	2018

Verizon	24%	1%
Best Buy	14%	15%
Superior	5%	50%
The Company began transitioning to a direct sales relationship with Verizon during the second half of 2018, which has continued to progress throughout 2019. Previous to the Company's direct sales relationship with Verizon, Verizon purchased the Company's products through Superior.
Other than the customers noted in the table above, no other customer account balances exceeded 10% of accounts receivable as of December 31, 2019 and 2018. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it would have a material adverse effect on the Company’s financial condition and results of operations.
Concentration of Supplier
The Company does not directly manufacture any of its products, rather the Company employs various third-party manufacturing partners in the U.S. and Asia to perform these services on its behalf. The services employed by these third-parties include the selection of sub-suppliers that provide raw materials and other components used in the manufacturing process. The Company has endeavored to use common components and readily available raw materials in the design of its products that can be sourced from multiple sub-suppliers. However, raw film used in its InvisibleShield Film and ISOD products has been produced by a single supplier for over 10 years. The Company's film supplier has contractually agreed to not sell the raw materials to any of its competitors.

Below is a high-level summary by product category of the manufacturing sources used by the Company:
•Protection (Screen Protection and Cases) – The screen protection product line is comprised of InvisibleShield Glass products (approximately 75% of 2019 screen protection sales or 33% of net sales), InvisibleShield Film products (approximately 13% of 2019 screen protection sales or 6% of net sales), and ISOD film blanks (approximately 12% of 2019 screen protection sales or 5% of net sales). The InvisibleShield Glass products are sourced from factories in Asia with protective glass expertise, each of which uses a number of sub-suppliers for raw materials and other components. The InvisibleShield Film and ISOD products are sourced through the Company's third-party logistics partner, who purchases the raw film inventory from a single supplier (as discussed above). The VisionGuard raw materials are provided to the Company's manufacturers through an exclusive licensing agreement with a third-party partner.
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
•Power (Power Management and Power Cases) – The power management product line consists of power products that are designed to provide on-the-go power for tablets, smartphones, smartwatches, cameras, and virtually all other electronic mobile devices. With the addition of HALO, the Company's power management product line includes power stations, wireless charging, car and wall chargers, portable power, power wallets, and more. The power products are sourced from factories in Asia with battery expertise, each of which uses a number of sub-suppliers for raw materials and other components.
•Audio – The audio product line consists of earbuds, headphones, and speakers that are designed to be compatible with virtually all electronic mobile devices. The audio products are sourced from factories in Asia with audio expertise, each of which uses a number of sub-suppliers for raw materials and other components.
•Productivity (Keyboards and Other) – The keyboard product line consists of (1) device-specific keyboards designed to fit individual tablets produced by original equipment manufacturers, and (2) keyboards that are designed to be device-agnostic and can be used on virtually any mobile device. The keyboard products are sourced from factories in Asia with keyboard expertise, each of which uses a number of sub-suppliers for raw materials and other components.
The Company's product and operations teams work closely with suppliers from initial product development and throughout the manufacturing process to ensure that (1) the supplier understands and will build according to product specifications, (2) appropriate quality is maintained for the finished goods and for all sub-components, and (3) the supplier can meet the Company's supply needs.
Concentration of Sales
For the year ended December 31, 2019, Verizon and Best Buy exceeded 10% of net sales. For the year ended December 31, 2018, Superior and Best Buy exceeded 10% of net sales. For the year ended December 31, 2017, Superior exceeded 10% of net sales. The amount of net sales for each of these customers are outlined as follows:

	For the Years Ended December 31,
	2019	2018	2017

Verizon	17%	1%	—%
Best Buy	10%	10%	9%
Superior	2%	23%	30%
For the years ended December 31, 2019, 2018, and 2017, no other customers exceeded 10% of net sales.

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
As of December 31, 2019 and 2018, net assets located overseas in international locations totaled $28,944 and $45,387, respectively.
(16) QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial information is presented in the following summary for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Net sales	$78,750	$106,796	$146,488	$189,888	$521,922
Gross profit	23,822	37,759	54,345	67,443	183,369
(Loss) income from operations	(17,060)	(6,219)	11,658	21,833	10,212
Net (loss) income	(14,424)	(5,336)	8,682	24,998	13,920
(Loss) earnings per share: (1)
Basic	$(0.50)	$(0.18)	$0.30	$0.86	$0.48
Diluted	$(0.50)	$(0.18)	$0.30	$0.86	$0.48
Weighted average common shares:
Basic	28,883	29,064	29,077	29,160	29,047
Diluted	28,883	29,064	29,127	29,379	29,242

	For the Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

Net sales	$112,066	$118,565	$141,087	$166,513	$538,231
Gross profit	37,592	37,657	52,171	58,453	185,873
Income from operations	7,919	5,193	18,256	20,328	51,696
Net income	7,029	3,216	14,626	14,318	39,189
Earnings per share: (1)
Basic	$0.25	$0.11	$0.52	$0.52	$1.40
Diluted	$0.24	$0.11	$0.51	$0.52	$1.38
Weighted average common shares:
Basic	28,209	28,299	28,241	27,687	28,064
Diluted	28,693	28,666	28,563	28,258	28,500
(1) The earnings per share calculations for each of the quarters were based upon the weighted average number of shares outstanding during each period, and the sum of the quarters may not be equal to the full year earnings per common share amounts.