Form 10-Q
period 2020-03-31
ZAGG Inc
filed 2020-05-28
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
(Mark one)
☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
March 31, 2020, or
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,814,797 common shares as of May 27, 2020.
EXPLANATORY NOTE
As previously disclosed in the Current Report on Form 8-K filed by ZAGG Inc (the “Company”) on May 7, 2020, the Company delayed the filing of this Quarterly Report on Form 10-Q (“Quarterly Report”) due to circumstances related to the novel coronavirus (“COVID-19”) pandemic and in reliance on the U.S. Securities and Exchange Commission’s order dated March 25, 2020, under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and certain rules thereunder (Release No. 34-88465). In particular, COVID-19 and related precautionary responses resulted in limited access to the Company’s facilities and disrupted customary interactions among internal accounting personnel, professional advisors and other staff involved in the completion of the Company’s quarterly review and preparation of this Quarterly Report. These limitations and restrictions caused delays in the completion of the Company’s internal quarterly review, including evaluation of the various impacts of COVID-19 on the Company’s financial statements and its ability to timely prepare and complete this Quarterly Report.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)
(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$14,150	$17,801
Accounts receivable, net of allowances of $1,655 and $1,143	83,746	142,804
Income tax receivable	2,330	—
Inventories	93,556	144,944
Prepaid expenses and other current assets	4,719	6,124
Total current assets	198,501	311,673

Property and equipment, net of accumulated depreciation of $12,717 and $14,159	15,247	18,019
Intangible assets, net of accumulated amortization of $99,176 and $95,632	58,418	63,110
Deferred income tax assets, net	23,148	22,657
Operating lease right of use assets	9,208	9,636
Goodwill	24,920	43,569
Other assets	200	567
Total assets	$329,642	$469,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,854	$87,303
Income tax payable	—	5,266
Sales returns liability	30,571	43,853
Accrued wages and wage related expenses	6,785	6,328
Accrued liabilities	12,771	15,164
Current portion of operating lease liabilities	2,583	2,099
Total current liabilities	103,564	160,013

Line of credit	99,540	107,140
Operating lease liabilities	9,674	10,599
Total liabilities	212,778	277,752
Commitments and contingencies (Note 12 and Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 36,884 and 36,610 shares issued	37	37
Treasury stock, 7,055 and 7,055 common shares at cost	(50,455)	(50,455)
Additional paid-in capital	117,552	116,533
Accumulated other comprehensive loss	(1,351)	(1,631)
Retained earnings	51,081	126,995
Total stockholders’ equity	116,864	191,479
Total liabilities and stockholders’ equity	$329,642	$469,231

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Net sales	$90,981	$78,750
Cost of sales	109,923	54,928
Gross (loss) profit	(18,942)	23,822

Operating expenses:
Advertising and marketing	4,426	4,585
Selling, general and administrative	32,593	31,586
Transaction costs	345	247
Impairment of goodwill	18,649	—
Loss (gain) on disposal of intangible assets and equipment	3,683	(2)
Amortization of intangible assets	3,544	4,466
Total operating expenses	63,240	40,882

Loss from operations	(82,182)	(17,060)

Other income (expense):
Interest expense	(1,534)	(1,010)
Other income (expense)	2	(516)
Total other expense	(1,532)	(1,526)

Loss before provision for income taxes	(83,714)	(18,586)

Income tax benefit	8,159	4,162

Net loss	$(75,555)	$(14,424)

Loss per share attributable to stockholders:
Basic loss per share	$(2.54)	$(0.50)
Diluted loss per share	$(2.54)	$(0.50)

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Net loss	$(75,555)	$(14,424)

Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	280	(156)
Total other comprehensive income (loss)	280	(156)

Total comprehensive loss	$(75,275)	$(14,580)

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31, 2020
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, December 31, 2019	36,610	$37	$116,533	$(1,631)	$(50,455)	$126,995	$191,479
Cumulative effect of accounting change	—	—	—	—	—	(359)	(359)
Balance after cumulative effect of accounting change	36,610	37	116,533	(1,631)	(50,455)	126,636	191,120
Net loss	—	—	—	—	—	(75,555)	(75,555)
Other comprehensive income	—	—	—	280	—	—	280
Restricted stock release	270	—	—	—	—	—	—
Employee stock purchase plan release	4	—	39	—	—	—	39
Stock-based compensation expense	—	—	1,294	—	—	—	1,294
Payment of withholding taxes on restricted stock units	—	—	(314)	—	—	—	(314)
Balances, March 31, 2020	36,884	$37	$117,552	$(1,351)	$(50,455)	$51,081	$116,864

	For the Three Months Ended March 31, 2019
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, December 31, 2018	34,457	$34	$96,486	$(1,410)	$(49,733)	$113,114	$158,491
Cumulative effect of accounting change	—	—	—	—	—	(39)	(39)
Balance after cumulative effect of accounting change	34,457	34	96,486	(1,410)	(49,733)	113,075	158,452
Net loss	—	—	—	—	—	(14,424)	(14,424)
Other comprehensive loss	—	—	—	(156)	—	—	(156)
Treasury stock purchase	—	—	—	—	(722)	—	(722)
Restricted stock release	200	—	—	—	—	—	—
Employee stock purchase plan release	2	—	13	—	—	—	13
Stock-based compensation expense	—	—	1,185	—	—	—	1,185
Payment of withholding taxes on restricted stock units	—	—	(782)	—	—	—	(782)
Shares issued as consideration for acquisition	1,458	2	12,967	—	—	—	12,969
Balances, March 31, 2019	36,117	$36	$109,869	$(1,566)	$(50,455)	$98,651	$156,535

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Cash flows from operating activities:
Net loss	$(75,555)	$(14,424)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,294	1,185
Depreciation and amortization	5,376	5,989
Deferred income tax assets	(498)	(1,076)
Loss (gain) on disposal of intangible assets and equipment	3,683	(2)
Amortization of deferred loan costs	195	50
Impairment of goodwill	18,649	—
Right of use asset expenses	668	499
Changes in operating assets and liabilities:
Accounts receivable, net	59,819	65,302
Inventories	50,893	(14,229)
Prepaid expenses and other current assets	1,397	2,327
Other assets	187	(138)
Accounts payable	(36,526)	(28,717)
Income tax payable	(7,601)	(2,192)
Sales returns liability	(13,216)	(23,287)
Accrued wages and wage related expenses	462	(1,563)
Accrued and other long-term liabilities	(2,316)	(1,608)
Lease liabilities	(832)	(465)
Other	(320)	212
Net cash provided by (used in) operating activities	5,759	(12,137)

Cash flows from investing activities:
Purchase of property and equipment	(1,275)	(2,628)
Proceeds from disposal of equipment	—	2
Purchase of HALO, net of cash acquired	—	(20,368)
Net cash used in investing activities	(1,275)	(22,994)

Cash flows from financing activities:
Proceeds from revolving credit facility	54,124	125,932
Payments on revolving credit facility	(61,724)	(90,932)
Purchase of treasury stock	—	(722)
Payment of withholding on restricted stock units	(314)	—
Proceeds from issuance of stock under employee stock purchase plan	39	13
Net cash (used in) provided by financing activities	(7,875)	34,291

Effect of foreign currency exchange rates on cash equivalents	(260)	(164)

Net decrease in cash and cash equivalents	(3,651)	(1,004)

Cash and cash equivalents at beginning of the period	17,801	15,793
Cash and cash equivalents at end of the period	$14,150	$14,789

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$921	$923
Cash refunded during the period for income taxes, net	(58)	(811)
Cash paid during the period for rent expenses included in the measurement of lease liabilities	993	642

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$618	$696
Withholding tax on restricted stock units recorded in accrued wages and wage related expenses	—	782
Purchase of HALO through amounts due to seller, contingent payments and common stock	—	16,985

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars, units, and shares in thousands, except per share amounts)
(Unaudited)
(1) NATURE OF OPERATIONS AND BASIS OF PRESENTATION
ZAGG Inc and its subsidiaries (the “Company”) are innovation leaders in mobile tech accessories for smartphones and tablets. For over 15 years, the Company has developed creative product solutions that enhance and protect mobile devices for consumers around the world. The Company has an award-winning product portfolio that includes screen protection, power management, wireless charging, audio, mobile keyboards, protective cases, and other mobile accessories sold under the ZAGG®, InvisibleShield®, mophie®, IFROGZ®, Gear4®, and HALO® brands.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations, and cash flows of the Company for the periods presented. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements included in the 2019 Form 10-K. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.
Adoption of Accounting Standards Codification (“ASC”) Topic 326, “Financial Instruments - Credit Losses”
The Company adopted ASC Topic 326,“Financial Instruments - Credit Losses” (“Topic 326”) with a date of initial application of January 1, 2020. As a result of this adoption, the Company has changed its accounting policy for estimating allowance for credit losses on trade receivable, as detailed below.
The Company applied Topic 326 prospectively with recording a cumulative effect adjustment in retained earnings beginning January 1, 2020, which allows for the application of the standard solely to the transition period in 2020 but does not require application to prior fiscal comparative periods presented. Therefore, the prior period comparative information has not been adjusted and continues to be reported under the previous incurred loss impairment methodology.
The adoption of Topic 326 resulted in a decrease of $359 in retained earnings as a cumulative effect of adoption. The new standard did not have a significant material impact in the Company’s consolidated balance sheets or condensed consolidated statements of operations. In addition, the adoption of Topic 326 had no impact to cash provided by or used in operating, financing, or investing on the condensed consolidated statements of cash flows.
Allowance for credit losses accounting policy
The Company estimates the allowance for credit losses in relation to accounts receivable based on relevant qualitative and quantitative information about historical events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported accounts receivable. To estimate the allowance for credit losses, the Company starts with its historical loss experience as suggested by ASC 326. Numerous methods are permitted to perform such calculation. The Company evaluated its current method of estimating the allowance for credit losses and determined that the current method of using an aging schedule to develop historical credit loss percentages, which is allowed under ASC 326, is deemed appropriate. The historical credit loss percentages are developed for each aging category based on eight quarters of credit loss history and the Company determined customers in each of these aging categories share similar risk characteristics.

The Company then adjusts the historical credit loss percentage by current and forecasted economic conditions. Due to the short-term nature of its accounts receivable and that it carries credit insurance on a significant portion of the accounts receivable balance, the Company believes changes to economic conditions may not have significant effect on the estimate of the allowance for credit losses for accounts receivable; thus, the Company determined to include a baseline credit loss percentage into the historical credit loss percentage for each aging category to reflect the potential impact of the current and economic conditions. Such baseline will be adjusted further if changes in the economic environment change the Company's expectation for future credit losses.
As of March 31, 2020, the Company determined the baseline of credit loss percentage should be increased in response to the COVID-19 pandemic and estimated the allowance for credit losses to be $1,655.
(2) REVENUE
Disaggregation of revenue from contracts with customers
In the following tables, revenue from contracts with customers are disaggregated by key product lines, key distribution channels, and key geographic regions.
The percentage of net sales related to the Company’s key product lines for the three months ended March 31, 2020, and 2019, was approximately as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Protection (screen protection and cases)	67%	59%
Power (power management and power cases)	25%	29%
Audio	2%	5%
Productivity (keyboards and other)	6%	7%
The percentage of net sales related to the Company’s key distribution channels for the three months ended March 31, 2020, and 2019, was approximately as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Indirect channel	87%	79%
Website	8%	14%
Franchisees	5%	7%
The percentage of net sales related to the Company’s key geographic regions for the three months ended March 31, 2020, and 2019, was approximately as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019

United States	77%	71%
Europe	14%	12%
Other	9%	17%

Contract Balances
Timing of revenue recognition may differ from timing of invoicing to customers or timing of consideration received. The following table provides information about receivables, right of return assets, contract liabilities, refund liabilities, and warranty liabilities from the Company’s contracts with customers as of March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019

Receivables, which comprises the balance in accounts receivable, net of allowances	$83,746	$142,804
Right of return assets, which are included in prepaid expenses and other current assets	314	2,177
Refund liabilities, which are included in sales return liability	27,960	39,790
Warranty liabilities, which are included in sales return liability	2,611	4,063
Contract liabilities, which are included in accrued liabilities	35	39
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
The following summarizes the activities in the Company’s warranty liabilities for the three months ended March 31, 2020, and 2019:

	March 31, 2020	March 31, 2019

Balance at beginning of period	$4,063	$4,646
Additions	416	2,253
Warranty claims charged	(1,867)	(3,041)
Foreign currency translation gain	(1)	—
Balance at end of period	$2,611	$3,858

(3) ACQUISITION OF HALO
On January 3, 2019, ZAGG Hampton LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a membership interest purchase agreement with Halo2Cloud, LLC (“HALO”) and its equity owners to acquire all of the outstanding equity interests of HALO (the “HALO Acquisition”). HALO is a leading direct-to-consumer mobile accessories company with an extensive intellectual property portfolio that specializes in wireless charging, car and wall chargers, portable power, and other accessories. The Company acquired HALO primarily to enter into new distribution channels and to expand its product and intellectual property portfolio.
(4) INVENTORIES
During the three months ended March 31, 2020, as a result of current and expected 2020 demand reductions due to the COVID-19 pandemic, the Company reassessed the (1) long-term profitability of all brands and product lines, and (2) the recoverability of inventory on-hand (the “Strategic Review”). As a result of the Strategic Review, the Company determined to discontinue the BRAVEN audio brand, exit the battery case product category, and simplify the following product lines: IFROGZ audio, ZAGG keyboards, and mophie power stations. Ultimately, the demand reduction linked to COVID-19 combined with these efforts to exit less profitable categories, resulted in a write-down to inventory during the three months ended March 31, 2020 of $44,833, which is included in the cost of sales in the condensed consolidated statements of operations.

Inventories consisted of the following as of March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019

Finished goods	$91,388	$142,054
Raw materials	2,168	2,890
Total inventories	$93,556	$144,944
Included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers of $148 and $148 as of March 31, 2020, and December 31, 2019, respectively.
(5) PROPERTY AND EQUIPMENT
In connection with the Strategic Review, the Company determined to dispose of certain equipment and molds that would no longer be used on go-forward brands and product lines, and wrote-off $2,535 for the three months ended March 31, 2020, which was included in loss on disposal of intangible assets and equipment in the condensed consolidated statements of operations.
Property and equipment, net consisted of the following as of March 31, 2020, and December 31, 2019:

	Useful Lives	March 31, 2020	December 31, 2019

Computer equipment and software	3 to 5 years	$1,887	$1,237
Equipment and molds	3 to 10 years	14,484	18,851
Furniture and fixtures	7 years	1,857	1,876
Automobiles	5 years	35	75
Building and improvements	40 years	2,429	2,429
Leasehold improvements	1 to 9 years	7,272	7,710
Property and equipment, gross		27,964	32,178
Less accumulated depreciation and amortization		(12,717)	(14,159)
Property and equipment, net		$15,247	$18,019
For the three months ended March 31, 2020, and 2019, depreciation expenses were $1,832 and $1,592, respectively, which were included as a component of selling, general and administrative expense in the consolidated statements of income.
(6) GOODWILL AND INTANGIBLE ASSETS
There was an $18,649 impairment to goodwill during three months ended March 31, 2020. Goodwill was impaired as the carrying value of the Company's net assets as of March 31, 2020 exceeded the Company's calculation of its diminished market capitalization caused by a decrease of the Company's stock price that occurred during the three months ended March 31, 2020. The market capitalization was determined by multiplying the total number of the Company's outstanding shares as of March 31, 2020 by the Company's average stock price for a determined reasonable period with an estimated additional control premium included as part of the market capitalization. During the three months ended March 31, 2019, goodwill increased in connection with the HALO Acquisition. The following table summarizes the changes in goodwill during the three months ended March 31, 2020, and the twelve months ended December 31, 2019:

	March 31, 2020	December 31, 2019

Balance at beginning of period	$43,569	$27,638
Addition in connection with the acquisition of HALO	—	15,931
Impairment of goodwill	(18,649)	—
Balance at end of period	$24,920	$43,569

There were no additions to intangible assets during the three months ended March 31, 2020. For the three months ended March 31, 2019, as a consequence of the HALO Acquisition, intangible assets increased $27,554 for patents and technology, trade names, customer relationships, net of unfavorable leases obtained. Additionally, during the three months ended March 31, 2020, the Company discontinued its use of certain trade names, patents and technology in connection with the Strategic Review. As such, a loss of $1,148 was recorded to reduce intangible assets and is included in loss on disposal of intangible assets and equipment in the condensed consolidated statements of operations. There was no impairment of intangible assets for the three months ended March 31, 2020, and 2019.
Intangible assets, net of accumulated amortization as of March 31, 2020, and December 31, 2019, were as follows:

	March 31, 2020	Weighted Average Amortization Period	December 31, 2019	Weighted Average Amortization Period

Trade names	$23,871	9.7 years	$25,871	9.7 years
Patents and technology	13,961	8.3 years	15,306	8.3 years
Customer relationships	20,257	7.7 years	21,514	7.7 years
Non-compete agreements	329	4.9 years	419	4.9 years
Total intangible assets, net of accumulated amortization	$58,418	8.3 years	$63,110	8.3 years

(7) INCOME TAXES
For interim periods, the tax provision is generally determined utilizing an estimate of the Company’s annual effective tax rate adjusted for discrete items, if any. Due to the Company's year-to-date loss and forecasted loss for the year, the tax benefit for the loss for the three months ended March 31, 2020 was limited to the expected annual tax benefit for the year ended December 31, 2020. The Company’s effective tax rate was 10% and 22% for the three months ended March 31, 2020, and 2019, respectively. The decrease in the effective tax rate was primarily due to limiting the tax benefit for the quarter to the expected annual tax benefit. The Company’s effective tax rate will also generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items including amounts disallowed under §162(m) of the Internal Revenue Code, the Company’s global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.
(8) LINE OF CREDIT
On April 12, 2018, the Company entered into an amended and restated credit and security agreement (the “2018 Credit and Security Agreement”) with KeyBank National Association (“KeyBank”), as administrative agent, Swing Line Lender and Issuing Lender, KeyBanc Capital Markets Inc., as sole lead arranger and sole book runner, and other members of the lender group, which was subsequently amended by a first amendment agreement dated as of November 28, 2018 (the “First Amendment Agreement”), a second amendment agreement dated as of August 30, 2019 (the “Second Amendment Agreement”), and a third amendment agreement dated as of December 4, 2019 (the “Third Amendment Agreement”). The maturity date of the 2018 Credit and Security Agreement is April 11, 2023.
Long-term debt, net as of March 31, 2020, and December 31, 2019, were $99,540 and $107,140, respectively. As of March 31, 2020, $200 was issued for letters of credit and $25,260 was available to be issued for letters of credit.

(9) STOCK-BASED COMPENSATION
The grant of restricted stock units with respective weighted-average fair value per share for the three months ended March 31, 2020, and 2019, is summarized as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Granted	620	643
Weighted average fair value per share	$7.50	$9.82
The fair value of the restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock units vest annually on a straight-line basis over a nine-month (annual board of directors’ grant) to a three-year vesting term, depending on the terms of the individual grant.
As part of the 620 and 643 restricted stock units granted during the three months ended March 31, 2020, and 2019, the Company granted 417 and 287 restricted stock units to certain executives and employees of the Company where vesting is linked to specific performance criterion. These performance-based restricted stock units only vest upon the (1) Company’s achievement of specified thresholds of net sales, Adjusted EBITDA, and other specific net sales and profitability goals from 2020 to 2022, and (2) continued employment through the applicable vesting date.
The estimated fair value of the restricted stock units is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. The following are stock-based compensation expenses related to restricted stock units recorded for the three months ended March 31, 2020, and 2019, which are included as a component of selling, general, and administrative expense on the condensed consolidated statement of operations:

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Stock-based compensation expense related to restricted stock units	$1,294	$1,185
Certain Company employees have elected to receive a net amount of shares upon the vesting of restricted stock unit grants in exchange for the Company paying up to the maximum statutory withholding amount of the employees’ tax liabilities for the fair value of the award on the vesting date. These elections have resulted in the Company recording $314 and $782 reflected as a reduction of additional paid-in capital during the three months ended March 31, 2020, and 2019, respectively. All of the $314 recorded as a reduction of additional paid-in capital was paid as of March 31, 2020.
(10) LOSS PER SHARE
Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share, if applicable, reflects the potential dilution that could occur if stock options, restricted stock, or other common stock equivalents were exercised or converted into common stock. The dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method.

The following is a reconciliation of the numerator and denominator used to calculate basic loss per common share and diluted loss per common share for the three months ended March 31, 2020, and 2019:

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Net loss	$(75,555)	$(14,424)
Weighted average shares outstanding:
Basic	29,745	28,883
Dilutive effect of restricted stock units	—	—
Diluted	29,745	28,883
Loss per share:
Basic	$(2.54)	$(0.50)
Diluted	$(2.54)	$(0.50)
For the three months ended March 31, 2020, and 2019, 1,167 and 1,187 restricted stock units, respectively, were not considered in calculating diluted loss per share because the Company was in a loss position and, therefore, the effect would have been anti-dilutive.
(11) TREASURY STOCK
During the fourth quarter of 2015, the Company’s board of directors authorized the repurchase of up to $20,000 of the Company’s outstanding common stock with no expiration date (the “2015 Stock Repurchase Program”). On March 11, 2019, the Company's board of directors authorized the cancellation of the 2015 stock repurchase program, and authorized a new stock repurchase program of up to $20,000 of the Company's outstanding common stock (the “2019 Stock Repurchase Program”).
During the three months ended March 31, 2020, the Company did not purchase any shares of the Company's common stock. During the three months ended March 31, 2019, the Company purchased 72 shares of the Company's common stock under the 2015 Stock Repurchase Program for total consideration of $722 with a weighted average price of $10.00 per share, which included commissions and processing fees totaling $2. As of March 31, 2020, and December 31, 2019, a total of $20,000 remained authorized for the repurchase of the Company's outstanding common stock under the 2019 Stock Repurchase Program.
The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.
(12) LEASES
The Company has operating leases for offices, retail stores, and warehouse space that expire through 2027. The Company’s leases have remaining lease terms of 3 months to 7.8 years, some of which include options to extend the leases up to 10 years. For the three months ended March 31, 2020, and 2019, rent expense was $1,112 and $853, respectively. Rent expense is recognized on a basis which approximates straight-line over the lease term and is recorded as a component of selling, general and administrative expense on the condensed consolidated statement of operations. As of March 31, 2020, the Company had a weighted-average remaining lease term of 4.8 years and a weighted-average discount rate used to calculate the lease liability of 4.42%.
Future maturities of lease liabilities as of March 31, 2020, were as follows:

Remaining of 2020	$2,454
2021	2,903
2022	2,807
2023	2,367
2024	1,400
Thereafter	1,737
Total lease payments	13,668
Less: imputed interest	(1,411)
Lease liabilities	$12,257

No other leases have been entered into under which the Company has significant rights and obligations as the lessee except those noted above.
(13) CONTINGENCIES
Commercial Litigation
Dan Dolar, an individual and on behalf of those similarly situated, Plaintiff, v. mophie Inc., a California corporation, Defendant, Superior Court of the State of California, Orange County, Case No. 30-2019-01066228-CU-BT-CXC. On April 25, 2019, Dolar filed a complaint against the Company's subsidiary, mophie inc. (“mophie”) alleging, among other things, violation of California Consumers Legal Remedies Act, California False Advertising Law, breach of express warranty, violation of the Magnuson-Moss Warranty Act, violation of California Unfair Competition Law, and violation of state Consumer Protection Statutes. The complaint alleged that mophie mischaracterizes the mAh ratings (the measure of energy capacity of a battery) of the batteries in its products, and asked the court to certify a class of Californians who purchased mophie battery-enabled products. On June 14, 2019, the court dismissed the complaint without prejudice at Dolar’s request so that Dolar’s claims could be pursued in the United States District Court in the case of Young v. mophie Inc., Case No. 8:19-cv-00827-JVS-DFM, discussed below.
Michael Young and Dan Dolar, individually and on behalf of other similarly situated individuals, Plaintiff, v. mophie Inc., Defendant, United States District Court, Central District of California, Case No. 8:19-cv-00827-JVS-DFM. This action started with a complaint filed by Young against mophie on May 2, 2019. On June 13, 2019, Young and Dolar joined together as plaintiffs and filed a first amended complaint (the “FAC”). In the FAC, Young and Dolar allege, among other things, that mophie has engaged in unfair and deceptive acts and practices in violation of the California Consumer Legal Remedies Act, violation of California’s False Advertising Law, violation of California’s Unfair Competition Law, violation of the Florida Deceptive and Unfair Trade Practices Act, violation of purportedly material identical state consumer protection statutes in various other states, violation of the Magnuson-Moss Warranty Act, breach of express warranty, and unjust enrichment. The FAC is based on Young’s and Dolar’s allegation that mophie mischaracterizes the mAh ratings (the measure of energy capacity of a battery) of the batteries in certain of its products. Young and Dolar seek to certify a class of consumer nationwide and in various states who purchased mophie battery-enabled products. The FAC does not specify an amount of damages claimed, but alleges that damages will be in excess of $5,000. On July 11, 2019, mophie filed a motion to dismiss all of the claims asserted in the action. In October 2019, the court entered an order granting in part and denying in part mophie's motion to dismiss. In its order, the court dismissed Young’s and Dolar’s Multi-State class of claims brought under the laws of states other than California and Florida, and the court denied the other relief requested in mophie’s motion to dismiss. The Court subsequently bifurcated discovery, permitting mophie to obtain discovery of plaintiffs’ individual claims. Plaintiffs have not obtained any class-wide discovery. mophie denies that it has engaged in the alleged practices, and continues to vigorously defend the lawsuit.
Enchanted IP v. mophie, Inc., United States District Court, Central District of California, Case No. 8:19-cv-1648. On August 27, 2019, Enchanted IP LLC filed an action for patent infringement against mophie in the Central District of California, asserting U.S. Patent No. 6,194,871. This patent generally relates to a charge and discharge control circuit for an external secondary battery. The complaint identifies mophie’s juice pack reserve micro product as an accused product and seeks damages and injunctive relief. Enchanted IP does not appear to make or sell any products, and the asserted ‘871 patent expired in April 2020. ZAGG responded to the complaint on October 21, 2019 to formally assert its defenses and counterclaims. On April 21, 2020, the parties finalized a confidential settlement and are in the process of dismissing the pending proceeding.
Shenzhen CN-iMX Technology Co., Ltd. v. Apple Electronic Products Trading (Beijing) Co., Ltd. and ZAGG (Shenzhen) Technology Development Co., Ltd. (2019) Yue 03 Pre-docketing Mediation No. 3234. In August 2019, Shenzhen CN-iMX Technology Co., Ltd. filed an action in Shenzhen Intermediate Court against ZAGG China and Apple, asserting infringement of Chinese Patent No. ZL 2012 1 0335618.4 relating to a method of wireless charging. The action identifies mophie’s PowerStation wireless XL charger as an accused product and seeks damages and injunctive relief. In September 2019, ZAGG filed a separate invalidation request (Case No. 4W9507) to challenge the validity of the patent, and the action was scheduled for an oral hearing on April 23, 2020. On April 8, 2020, the parties finalized a confidential settlement and are in the process of dismissing the pending proceedings.
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
The Company establishes reserves when a particular contingency is probable and estimable. The Company has accrued estimated liabilities of $750 and $750 in the consolidated balance sheets as of March 31, 2020, and December 31, 2019, respectively.

(14) CONCENTRATIONS
Concentration of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which customarily exceed federally insured limits. The Company has not experienced any losses in cash accounts for the three months ended March 31, 2020, and 2019.
As of March 31, 2020, Verizon Wireless (“Verizon”) exceeded 10% of the Company's accounts receivable. As of December 31, 2019, Verizon and Best Buy Co., Inc. (“Best Buy”) exceeded 10% of the balance of accounts receivable. The amount of accounts receivable for each of these customers are outlined as follows:

	March 31, 2020	December 31, 2019

Verizon	26%	24%
Best Buy	7%	14%
The Company began transitioning to a direct sales relationship with Verizon during the second half of 2018, which has continued to progress. Previous to the Company's direct sales relationship with Verizon, Verizon purchased the Company's products through Superior Communications, Inc.
Other than the customers noted in the table above, no other customer account balances exceeded 10% of accounts receivable as of March 31, 2020 and December 31, 2019. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it could have a material adverse effect on the Company’s financial condition and results of operations.
Concentration of net sales
For the three months ended March 31, 2020, purchases by Verizon and Best Buy accounted for or exceeded 10% of net sales. For the three months ended March 31, 2019, purchases by Best Buy accounted for 10% of net sales. The amount of net sales for each of these customers are outlined as follows:

	For the Three Months Ended
	March 31, 2020	March 31, 2019

Verizon	24%	7%
Best Buy	10%	10%
For the three months ended March 31, 2020, and 2019, no other customers exceeded 10% of net sales.
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

(15) SUBSEQUENT EVENT
Fourth amendment agreement to the 2018 Credit and Security Agreement
On April 13, 2020 (the “Amendment Date”), the Company entered into a fourth amendment agreement (the “Fourth Amendment Agreement”) with KeyBank, Zions Bancorporation, N.A. dba Zions First National Bank, and MUFG Union Bank, N.A. as the lenders, and KeyBank as the administrative agent to amend the 2018 Credit and Security Agreement, as amended by the First Amendment Agreement, the Second Amendment Agreement, and the Third Amendment Agreement, to temporarily increase the revolving credit amount from $125,000 to $144,800 from the Amendment Date through March 31, 2021. Under the Fourth Amendment Agreement, interest rates have been revised to add an additional 50 basis points to the prior rates set forth in the 2018 Credit and Security Agreement, and the applicable interest rate is based on the Company's leverage ratio as defined in the Fourth Amendment Agreement.
In connection with the Fourth Amendment Agreement, the Company paid approximately $257 in debt issuance costs.
Small Business Administration loan under the CARES Act
On April 13, 2020, the Company entered into a loan agreement with KeyBank as the lender under the Paycheck Protection Program of the CARES Act administered by Small Business Administration, and on April 17, 2020 (the “Disbursement Date”), received a loan in the amount of $9,444 (the “PPP Loan”) to help sustain its employee payroll costs, rent, and utilities due to the impact of the recent COVID-19 pandemic. The interest rate for the PPP Loan is 1% per annum, and all required payments are deferred for six months from the PPP Loan Disbursement Date (the interest will continue to accrue over this six-month deferral period). Once the deferral period is over, the Company must pay $525 of the principal every month, as well as accumulated interest, until the PPP Loan's maturity date of two years from the PPP Loan Disbursement Date. The Company may also potentially obtain loan forgiveness for the PPP Loan if the Company meets certain requirements, as defined by the CARES Act. There can be no assurance that the Company will obtain forgiveness of the PPP Loan.
Company's operational response to COVID-19
In December 2019, a mutated strain of coronavirus was reported to have surfaced in Wuhan, China. The outbreak, which had previously been concentrated in China, has largely spread through the world, including the United States. The pandemic has resulted in federal, state, and local restrictions, requiring or recommending social distancing, travel bans, quarantines and other restrictions. Additionally, concerns regarding the spread and ultimate human and economic impacts have caused significant downturns in global economic activity. In response to such conditions, in addition to the increase in the borrowing capacity under the 2018 Credit and Security Agreement and the funds received from the PPP Loan discussed above, the Company took the following additional proactive measures after March 31, 2020 to provide enhanced financial flexibility:
•Implemented furloughs or lay-offs of approximately 20% of U.S. employees and reduced our Europe and Asia Pacific staff, excluding China, by approximately 20%. Employees on furlough retain their health insurance coverage throughout the furlough;
•Temporarily reduced salaries, including a 15% reduction for its Chief Executive Officer, 10% reductions for the rest of the executive team and 5% reductions for senior management;
•Temporarily reduced the cash portion of the Board of Directors’ compensation by 15% and replaced such compensation with stock-based compensation;
•Significantly reduced marketing spend throughout the remainder of 2020;
•Deferred or cancelled spending on all non-essential projects;
•Delayed or cancelled certain purchase orders to align with our adjusted demand forecast; and
•Limited travel of employees internationally and domestically throughout the remainder of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, pandemic and other health-related events, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.
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
We have created a platform to combine category-creating and innovative brands that we have acquired with our existing house of brands to address specific consumer needs and better empower a mobile lifestyle. We have an award-winning product portfolio that includes screen protection, protective cases, power management, wireless charging, audio, mobile keyboards, and other mobile accessories sold under the ZAGG®, InvisibleShield®, mophie®, IFROGZ®, Gear4®, and HALO® brands.
We maintain our corporate headquarters at 910 West Legacy Center Way, Suite 500, Midvale, Utah, 84047. Our telephone number is 801-263-0699, and our website address is www.ZAGG.com (the URL is included here as an inactive textual reference, and information contained on, or accessible through, our website is not a part of, and is not incorporated by reference into, this report).
We have established four Corporate Objectives and four Core Values to act as a foundation for our corporate culture:

Corporate Objectives	Core Values
The Preferred Brand	Integrity
Creative Product Solutions	Passion
Targeted Global Distribution	Care for People
Operational Excellence	Performance
To better implement our Corporate Objectives and Core Values, we have also adopted six Cultural Beliefs that guide us daily:
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
These Corporate Objectives are intended to align our functional team goals and execution. Every one of our employees is trained to understand his or her role in executing these objectives. Each Core Value and Cultural Belief acts as a key component in working toward our Corporate Objectives of providing Creative Product Solutions, executing Targeted Global Distribution, achieving Operational Excellence, and being The Preferred Brand for our customers.
Our Products
Our innovative products are included in the following general categories:
•Protection (screen protection and protective cases)
•Power (power stations and wireless chargers)
•Audio (earbuds and headphones)
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
InvisibleShield Glass is designed to provide premium screen protection and clarity, along with a superior feel and compatible touch sensitivity. Beside these basic protection functions from impacts and scratches, we also provide the following add-on features:
•VisionGuard™ - InvisibleShield Glass VisionGuard™ products feature protective EyeSafe® technology that filters out portions of the harmful high-energy visible blue light spectrum emanating from device screens, while maintaining the superior color performance of the device display.
•Anti-Microbial Technology - InvisibleShield Glass with anti-microbial technology promotes digital wellness by eliminating 99.99% of harmful bacteria on the device screen. As the anti-microbial properties are infused in the glass, they will not wear away over time.
We have maintained the leading market share in screen protection in the United States (“U.S.”) and the United Kingdom (“U.K.”) by consistently delivering innovative InvisibleShield products to the market. We continue to innovate and expand our screen protection products to meet the evolution of new technology and consumer needs in the market.

Gear4 Products
Gear4 is a leader in smartphone cases with unique and stylish case designs, unparalleled protection, and proven durability. With Gear4's beginnings in the U.K., Gear4 grew to be one of the top selling U.K. smartphone case brands and now has a global market for its products. Gear4 protective cases exclusively feature D3O® technology, which is designed to provide the thinnest and most advanced impact and shock absorption - the same material used in many professional sports, industrial, and military equipment applications. In their raw state, D3O materials can flow freely when manipulated slowly, but upon shock, the material locks together to absorb and disperse energy before instantly returning to their flexible state. In 2019, we released the Chelsea product line which is a new-to-market concept that allows consumers to express their personal style by swapping the design of their case with ease. With this new Gear4 innovation, consumers can easily insert the design between a Gear4 clear case and the device for the perfect combination of style and impact protection. In early 2020, we also expanded Gear4's product lineup to bring the D3O technology to cases for the Apple iPad.
With D3O technology and our expansive global distribution channels, we believe Gear4 cases can offer the best mobile device protection experience for our customers and provide us with meaningful growth opportunities in our protection product line.
mophie Products
mophie is a leading mobile power and wireless charging brand with award-winning products designed to liberate mobile users from the power and charging limitations of mobile devices by providing more time to rock, talk, watch, game, surf, save, and send. mophie products are recognized for style and engineered for performance, providing a seamless integration of hardware, software, and design. The mophie ecosystem of mobile accessories provides power for virtually any mobile device. With groundbreaking wireless charging, universal batteries, cables, adapters, and docks, mophie products represent innovation at the forefront of design and development.
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
In early 2020, we unveiled the mophie powerstation go™ universal battery which utilizes HALO's portable car jump starter technology; the lightweight and portable battery can jump start sport utility vehicles or full-sized cars and is also equipped with USB-A ports, an AC power outlet, and Qi wireless charging for mobile devices and laptops.
In response to the COVID-19 pandemic, we implemented plans to simplify our business and focus on profitable growth (the “Strategic Review”). As part of the Strategic Review, we determined to discontinue participation in the battery case category and to reduce our mobile power offerings under our power station product line.
We continue to innovate and expand our mobile power and wireless charging product lines under the mophie brand to provide new product experiences that are pleasing to consumers.
HALO Products
HALO is a leader in providing direct-to-consumer accessories backed by an extensive intellectual property portfolio designed to make consumers' lives easier through empowering mobile lifestyles. With a rich history of innovation that includes wireless charging, car and wall chargers, portable power, and power wallets, and with a long-standing reputation as one of the top selling electronics brands on QVC®, HALO is a global leader in the televised home shopping and e-commerce space.
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
The recently launched AIRTIME™ Truly Wireless Earbuds include quick-charging and auto-pair technology that seamlessly connects both earbuds to any Bluetooth® device. Shortly following the launch of the AIRTIME Truly Wireless Earbuds, we launched AIRTIME PRO™ Truly Wireless Earbuds with the latest audio technology features, enabling consumers to enjoy audio streaming and hands-free calling free from wires.
In early 2020, we unveiled the AIRTIME VIBE™ active noise cancellation headphones which reduce ambient noise by approximately twenty decibels at the push of a button, as well as the IPX5 water-resistant AIRTIME SPORT™ Truly Wireless Earbuds with around-the-ear sport wings and IPX5 water resistance built for an active lifestyle.

In connection with the Strategic Review, we determined to reduce our IFROGZ audio offerings to focus on the HSN channel.
BRAVEN Products
In connection with the Strategic Review, we decided to discontinue the BRAVEN audio brand.
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
In connection with the Strategic Review, we determined to reduce our ZAGG keyboard offerings to focus only on active tablets released by Apple.
Critical Accounting Policies and Estimates
The preparation of our financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of these amounts in the notes to the financial statements. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our critical accounting policies and estimates are discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Form 10-K. There have been no material changes to the critical accounting policies or estimates previously disclosed in that report.

Results of Operations (Amounts in thousands, except per share data)
Three months ended March 31, 2020, and 2019

	For the Three Months Ended
	March 31, 2020		March 31, 2019
	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$90,981	100.0%	$78,750	100.0%
Gross (loss) profit	(18,942)	(20.8)%	23,822	30.3%
Operating expenses	63,240	69.5%	40,882	51.9%
Other expense, net	(1,532)	(1.7)%	(1,526)	(1.9)%
Income tax benefit	8,159	9.0%	4,162	5.3%
Net loss	(75,555)	(83.0)%	(14,424)	(18.3)%
Net sales
Net sales for the three months ended March 31, 2020, were $90,981, compared to net sales of $78,750 for the three months ended March 31, 2019, an increase of $12,231 or 16%. The $12,231 increase in net sales was primarily attributable to (1) an increase in sales of screen protection products and (2) an increase in sales of power management driven primarily by HALO and mophie wireless power. This was partially offset by lost sales of approximately $9,000 due to the impact of COVID-19.
Gross (loss) profit
Gross loss for the three months ended March 31, 2020, was $(18,942) or approximately (21)% of net sales, compared to gross profit of $23,822 or approximately 30% of net sales for the three months ended March 31, 2019. The decrease in gross profit/(loss) was primarily attributable to (1) the March 2020 inventory write-downs of $44,833 primarily linked to the discontinuation of certain brands and product lines resulting from the Strategic Review combined with decreased demand due to the effects of COVID-19, (2) an increase in duty rates as a result of higher tariffs on products sourced from China, and (3) an increase of expedited freight and higher overall freight rates due to Chinese factories coming back online later than planned following the Chinese New Year due to COVID-19. Excluding the impact from the inventory write-downs, gross profit margin was 28% for the three months ended March 31, 2020, compared to 30% for the three months ended March 31, 2019.
Operating expenses
Total operating expenses for the three months ended March 31, 2020, were $63,240, compared to operating expenses of $40,882 for the three months ended March 31, 2019, an increase of $22,358 or 55%. The $22,358 increase in operating expenses was primarily attributable to (1) an $18,649 impairment charge to goodwill resulting from the carrying value of our net assets exceeding our market capitalization, (2) a $2,535 charge from the write-off of product tooling linked to discontinued brands and product lines, (3) a $1,148 write-off recorded for the intangible assets resulting from discontinued brands and product lines, (4) $528 incurred in connection with the lay-off of certain employees in March 2020, and (5) $1,079 related to expenses for ISOD expansion into the Latin America region. These increases were partially offset by cost reduction initiatives.
Other expense, net
For the three months ended March 31, 2020, total other expense, net was $1,532 compared to total other expense, net of $1,526 for the three months ended March 31, 2019. The increase in other expense is primarily attributable to an increase of interest expense due to higher amounts of debt, partially offset by a gain on foreign exchange transactions.
Income tax benefit
We recognized an income tax benefit of $8,159 for the three months ended March 31, 2020, compared to an income tax benefit of $4,162 for the three months ended March 31, 2019. Our effective tax rate was 10% and 22% for the three months ended March 31, 2020, and 2019, respectively. The decrease in the effective tax rate for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to the method for which the provision/benefit was calculated in the current quarter. As the projected benefit for the full year is applied to the current quarter loss, the effective rate is decreased due to the current quarter loss exceeding the forecasted full year loss. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items including amounts disallowed under §162(m) of the Internal Revenue Code, the Company’s global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.

Net loss
We reported net loss of $75,555 or $2.54 per share on a fully diluted basis for the three months ended March 31, 2020, compared to net loss of $14,424 or $0.50 per share on a fully diluted basis for the three months ended March 31, 2019.
Liquidity and Capital Resources (Amounts in thousands)
Liquidity is a measurement of our ability to generate adequate amounts of cash to meet both our current and future obligations, including ongoing commitments to fund continuing operations and capital expenditures, repay our debt, purchase of treasury shares, and acquire businesses. As of March 31, 2020, our principal sources of liquidity were cash generated by operations and cash on-hand. Our principal uses of cash were primarily for repayment of the 2018 Revolver (as defined below) and working capital needs. As of December 31, 2019, our principal sources of liquidity were cash on-hand and net borrowings from the 2018 Revolver. Our principal uses of cash were for operating activities, purchase of property and equipment, payments for the net share settlement of restricted stock units, purchase of treasury shares, and business acquisitions.
Cash and Cash Equivalents
Cash and cash equivalents on-hand decreased to $14,150 on March 31, 2020, from $17,801 on December 31, 2019, a decrease of $3,651. The decrease in cash is largely the result of $7,600 net payments against the 2018 Revolver, partially offset by $5,759 provided by operating activities.
Cash Flows

	For the Three Months Ended March 31,
	2020	2019
Net cash flow provided by (used in):
Operating activities	$5,759	$(12,137)
Investing activities	(1,275)	(22,994)
Financing activities	(7,875)	34,291
Effect of foreign currency exchange rates on cash and cash equivalents	(260)	(164)
Net decrease in cash and cash equivalents	$(3,651)	$(1,004)
Operating Activities
Net cash generated from operating activities was $5,759 for the three months ended March 31, 2020, compared to $12,137 of net cash used in operating activities for the three months ended March 31, 2019, a net change of $17,896. The change was primarily driven by (1) a decrease in use of cash for inventory for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, (2) a higher sales reserve estimate resulting from higher net sales for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, and (3) higher collections on accounts receivable due to a lower balance of receivables for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. These increases were partially offset by an increase in cash used to pay our vendors.
Investing Activities
Net cash used in investing activities was $1,275 for the three months ended March 31, 2020, compared to $22,994 for the three months ended March 31, 2019, a net decrease of $21,719. The decrease in net cash used in investing activities was primarily due to $20,368 of cash used in the acquisitions of HALO in 2019 and, to a lesser extent, decreased spending in purchases of property and equipment for the three months ended March 31, 2020.
Financing Activities
Net cash used in financing activities was $7,875 for the three months ended March 31, 2020, compared to $34,291 for the three months ended March 31, 2019, a net change of $42,166. The change was primarily due to a higher ratio of net payments made on the 2018 Revolver relative to net proceeds received from that revolving credit facility for the three months ended March 31, 2020, compared to a higher ratio of net proceeds received from the 2018 Revolver relative to net payments made to that revolving credit facility for the three months ended March 31, 2019.

Working Capital
Working capital is a non-GAAP measurement which is defined by us as current assets less current liabilities. We believe working capital is a meaningful way to measure our operational efficiency and short-term financial health. As of March 31, 2020, working capital was $94,937 compared to $151,660 as of December 31, 2019, a decrease of $56,723. The decrease in the working capital position was primarily attributable to changes in accounts receivable, inventories, including a $44,833 write-down of inventory during the three months ended March 31, 2020, and accounts payable.
Accounts receivable, net of allowances, decreased to $83,746 on March 31, 2020, from $142,804 on December 31, 2019, a decrease of $59,058. The net decrease was primarily attributable to the collection of accounts receivable balance from the prior quarter in the current quarter and lower sales for the first quarter of 2020 in comparison to the fourth quarter of 2019.
Inventories decreased to $93,556 on March 31, 2020, from $144,944 on December 31, 2019, a decrease of $51,388. The net decrease was primarily attributable to a write-down of $44,833 of inventory due primarily by the effects of the COVID-19 pandemic and the Strategic Review conducted by Management in response.
Accounts payable decreased to $50,854 on March 31, 2020, from $87,303 on December 31, 2019, a decrease of $36,449. The net decrease was primarily attributable to lower seasonal inventory purchases and operating activities in the first quarter of 2020 in comparison to the fourth quarter of 2019, and payment on accounts payable outstanding on December 31, 2019, during the three months ended March 31, 2020.
Share Repurchase Program
During the third quarter of 2015, our board of directors approved a stock repurchase program with no expiration date. On March 11, 2019, our board of directors authorized the cancellation of the 2015 stock repurchase program, and authorized a new stock repurchase program that grants the repurchase of up to $20,000 of our outstanding common stock. As of March 31, 2020, we have $20,000 remaining under this program.
Debt and Credit Facilities
We entered into a credit and security agreement in 2018 to obtain a secured revolving credit facility (the “2018 Revolver”) and letters of credit in which we use the net borrowing for general corporate purposes, including funding for working capital, purchase of property and equipment, purchase of treasury shares and business acquisitions. As of March 31, 2020, we had $99,540 of the 2018 Revolver outstanding, with a weighted average interest rate of 4.0%, and $200 was issued under in letters of credit with $25,260 available to be issued for letters of credit. See Note 8 to the financial statements included in this Quarterly Report for further discussion.
Company Actions Due to COVID-19 Pandemic
As a result of the COVID-19 pandemic, we have experienced a reduction in demand as over 90% of our sales occur through brick and mortar retail or franchise locations. In order to meet short and long-term capital needs and to comply with debt covenant requirements under the 2018 Revolver throughout 2020 and beyond, we instituted a number of global cash savings and cost cutting initiatives including the following:
•Implemented furloughs or lay-offs of approximately 20% of U.S. employees and reduced our Europe and Asia Pacific staff, excluding China, by approximately 20%. Employees on furlough retain their health insurance coverage throughout the furlough;
•Temporarily reduced salaries, including a 15% reduction for our Chief Executive Officer, 10% reductions for the rest of the executive team and 5% reductions for senior management;
•Temporarily reduced the cash portion of the Board of Directors’ compensation by 15% and replaced such compensation with stock-based compensation;
•Significantly reduced marketing spend throughout the remainder of 2020;
•Deferred or cancelled spending on all non-essential projects;
•Delayed or cancelled certain purchase orders to align with our adjusted demand forecast;
•Limited travel of employees internationally and domestically throughout the remainder of 2020;
•Discontinued the BRAVEN audio brand;
•Discontinued the battery case product category; and
•Simplified our iFrogz audio, ZAGG keyboard and mophie power station businesses, including reducing SKU counts and discontinuing certain product lines.
The Company continues to evaluate this evolving business environment due to the COVID-19 pandemic and may institute additional cash savings and cost cutting initiatives in future periods.

In addition to the cash savings and cost cutting initiatives, we closed on an amendment to the 2018 Revolver to increase our line of credit capacity by $19,800 through March 31, 2021. In addition, on April 13, 2020, we entered into a loan agreement with KeyBank as the lender under the Paycheck Protection Program of the CARES Act administered by Small Business Administration, and subsequently received a loan in the amount of $9,444 (the “PPP Loan”) to help sustain our employee payroll costs, rent, and utilities due to the severe impact of the recent COVID-19 pandemic. We are required to pay $525 every month with required payments to be deferred for six months from the PPP Loan disbursement date of April 17, 2020. We may also potentially obtain loan forgiveness for the PPP Loan if we meet certain requirements for eligible employees, as defined by the CARES Act. There can be no assurance that the Company will obtain forgiveness of the PPP Loan.
We believe that the combination of the (1) cash savings and cost reduction initiatives, (2) expansion of the capacity under the 2018 Revolver, (3) the proceeds of the PPP Loan, and (4) cash on hand will be adequate to meet our expected capital expenditures and working capital needs for the next 12 months and beyond.
We believe all these measures or initiatives, as discussed above, will enable us to meet our financial obligations and continue to build our business. However, we operate in a rapidly evolving and often unpredictable business environment, which is currently exacerbated by the COVID-19 pandemic, that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, we may need to raise additional funds through the sale of equity or debt securities or from debt facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in foreign currency exchange rates, interest rates and tariffs. In addition, our domestic and international operations are subject to risks related to differing economic conditions, changes in political climates, differing tax structures, environmental and health risks, and other regulations and restrictions.
To date we have not utilized material derivative financial instruments or derivative commodity instruments. We invest a portion of our cash in money market funds, which are subject to minimal credit and market risk. We believe that the market risks associated with these financial instruments are immaterial, although there can be no guarantee that these market risks will be immaterial to us.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Certain of the legal proceedings in which we are involved are discussed in Note 13, “Contingencies,” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our 2019 Form 10-K, which could materially affect our business, financial condition, or future results. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report. Any of the risks described in the 2019 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
There were no material changes during the period covered in this report to the risk factors previously disclosed in our 2019 Form 10-K except as follows:
Our financial condition and results of operations in future periods have been adversely affected by the recent COVID-19 pandemic.
In December 2019, a mutated strain of coronavirus was reported to have surfaced in Wuhan, China. The outbreak, which had previously been concentrated in China, has largely spread through the world, including the United States. The pandemic has resulted in federal, state, and local restrictions, requiring or recommending social distancing, travel bans, quarantines and other restrictions. Additionally, concerns regarding the spread and ultimate human and economic impacts have caused significant downturns in global stock markets, including the U.S. stock price. For these and other reasons, future demand for our products may decline for an uncertain duration of time. Our sales are mainly concentrated through the retail sale channel, which has been impacted due to the shutdown of most brick and mortar retail stores around the current outbreak. In addition, smartphone, tablet computers, and other similar product sales are decreasing due to the current outbreak, which also has an impact on our forecasted sales. Due to these impacts on current and future demand, our revenue is likely to be adversely impacted during the duration of the outbreak, which is currently unknown and difficult to forecast. These factors will likely negatively impact our financial results and could have an impact on our ability to continue as a going concern. In addition, the coronavirus pandemic may have an impact on our supply-chain, as production is affected by current and potential future conditions, potentially forcing us to curtail, delay, or cancel product manufacturing. In response to such conditions, we have taken the following proactive measures to provide enhanced financial flexibility:
•Amended our secured revolving credit facility to increase available borrowings by $19,800 through March 2021;
•Closed on a Small Business Administration loan under the CARES Act of approximately $9,444;
•Implemented furloughs or lay-offs of approximately 20% of U.S. employees and reduced our Europe and Asia Pacific staff, excluding China, by approximately 20%. Employees on furlough retain their health insurance coverage throughout the furlough;
•Temporarily reduced salaries, including a 15% reduction for our Chief Executive Officer, 10% reductions for the rest of the executive team and 5% reductions for senior management;
•Temporarily reduced the cash portion of the Board of Directors’ compensation by 15% and replaced such compensation with stock-based compensation;
•Significantly reduced marketing spend throughout the remainder of 2020;
•Deferred or cancelled spending all non-essential projects;
•Delayed or cancelled certain purchase orders to align with our adjusted demand forecast;
•Limited travel of employees internationally and domestically throughout the remainder of 2020;
•Discontinued the BRAVEN audio brand;
•Discontinued the battery case product category; and
•Simplified our iFrogz audio, ZAGG keyboard and mophie power station businesses, including reducing SKU counts and discontinuing certain product lines.

These practices may continue into the future while the consequences of the outbreak are uncertain. Despite our efforts to proactively respond to the COVID-19 pandemic, concerns regarding the spread and ultimate human and economic impacts may affect our ability to obtain and retain financing for future cash-flow demand, and we may see an decrease in the value of inventory due to obsolescence and/or impairment. Material impairments with respect to goodwill, intangible assets, long-lived assets, and right of use assets may also occur in the future. We anticipate there may be increases in credit losses from our customers. Our estimates around product returns may also be impacted, with potential increases in expected returns from customers.
The extent to which the coronavirus pandemic impacts our results of operations will depend on future developments, many of which are out of our control, are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the coronavirus and the actions to contain its spread or treat its impact, among others. With the uncertainty caused by this outbreak, we may not adequately quantify or qualify the longer-term ramifications of the pandemic on our business, our customers and/or our potential investors and other stakeholders. We will continue to monitor the situation and timely communicate to our investors when necessary.

If we do not qualify for retention or forgiveness of the Paycheck Protection Program loan, our financial condition may be adversely affected.

On April 13, 2020, we entered into a loan agreement with KeyBank National Association as the lender under the Paycheck Protection Program (the “PPP”) of the CARES Act administered by Small Business Administration (the “SBA”), and subsequently received a loan in the amount of $9,444 (the “PPP Loan”) to help sustain our employee payroll costs, rent, and utilities due to the severe impact of the recent COVID-19 pandemic. We made good faith certifications of our necessity for the PPP Loan, and believe that we are in full compliance with the terms and conditions outlined in the CARES Act. However, as a consequence of post-PPP Loan rulemaking by the SBA, shifting regulatory guidance and/or other factors, we may be required to return the PPP Loan before its expected maturity date. In addition, we hope to obtain forgiveness of all or a portion of the PPP Loan, as allowed under the CARES Act. As there is still substantial uncertainty about PPP forgiveness qualifications, we make no representations that we will qualify for forgiveness of all or part of the PPP Loan. Due to the incomplete and changing regulations around the PPP, new pronouncements may also change our current compliance status under the law, and any potential allowable forgiveness of the PPP Loan amount.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
a. Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date

10.1	Cooperation Agreement, dated as of April 15, 2020, by and among the Company, Roumell Asset Management, LLC and other parties set forth therein.	8-K	001-34528	10.1	04/16/2020
10.2	Cooperation Agreement, dated as of April 15, 2020, by and among the Company, AREX Capital Management, LP and other parties set forth therein.	8-K	001-34528	10.2	04/16/2020
10.3	Fourth Amendment Agreement, dated as of April 15, 2020, by and among ZAGG Inc, as borrower, KeyBank National Association, Zions Bancorporation, N.A. dba Zions First National Bank, and MUFG Union Bank, N.A., as lenders, and KeyBank National Association, as administrative agent.	8-K	001-34528	10.3	04/16/2020
10.4	PPP Loan, dated as of April 13, 2020	8-K	001-34528	10.4	04/16/2020
10.5	ZAGG Inc Executive Severance Plan, dated as of April 15, 2020	8-K	001-34528	10.5	04/16/2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended					X
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

ZAGG INC
(Registrant)

Dated: May 28, 2020	By:	/s/ CHRIS M. AHERN
Chris M. Ahern
Chief Executive Officer & Director
(Principal executive officer)

Dated: May 28, 2020	By:	/s/ TAYLOR D. SMITH
Taylor D. Smith
Chief Financial Officer
(Principal financial and accounting officer)