Form 10-Q
period 2020-06-30
ZAGG Inc
filed 2020-08-04
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
(Mark one)
☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
June 30, 2020, or
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,821,837 common shares as of August 4, 2020.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$17,314	$17,801
Accounts receivable, net of allowances of $2,000 and $1,143	63,090	142,804
Income tax receivable	5,666	—
Inventories	91,328	144,944
Prepaid expenses and other current assets	4,900	6,124
Total current assets	182,298	311,673

Property and equipment, net of accumulated depreciation of $12,865 and $14,159	15,926	18,019
Intangible assets, net of accumulated amortization of $101,810 and $95,632	55,061	63,110
Deferred income tax assets, net	23,704	22,657
Operating lease right of use assets	10,456	9,636
Goodwill	24,920	43,569
Other assets	428	567
Total assets	$312,793	$469,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,945	$87,303
Income tax payable	—	5,266
Sales returns liability	25,660	43,853
Accrued wages and wage related expenses	5,254	6,328
Accrued liabilities	7,087	15,164
Current portion of operating lease liabilities	2,774	2,099
Total current liabilities	85,720	160,013

Line of credit	92,040	107,140
Operating lease liabilities	10,631	10,599
Other long-term liabilities	9,444	—
Total liabilities	197,835	277,752
Commitments and contingencies (Note 12 and Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 36,884 and 36,610 shares issued	37	37
Treasury stock, 7,055 and 7,055 common shares at cost	(50,455)	(50,455)
Additional paid-in capital	118,862	116,533
Accumulated other comprehensive loss	(1,234)	(1,631)
Retained earnings	47,748	126,995
Total stockholders’ equity	114,958	191,479
Total liabilities and stockholders’ equity	$312,793	$469,231

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net sales	$77,117	$106,796	$168,098	$185,546
Cost of sales	53,805	69,037	163,728	123,965
Gross profit	23,312	37,759	4,370	61,581

Operating expenses:
Advertising and marketing	2,419	4,514	6,845	9,099
Selling, general and administrative	23,743	34,483	56,336	66,069
Transaction costs	51	374	396	621
Impairment of goodwill	—	—	18,649	—
Loss on disposal of intangible assets and equipment	—	8	3,683	6
Amortization of intangible assets	3,357	4,599	6,901	9,065
Total operating expenses	29,570	43,978	92,810	84,860

Loss from operations	(6,258)	(6,219)	(88,440)	(23,279)

Other (expense) income:
Interest expense	(956)	(1,103)	(2,490)	(2,113)
Other income	217	1,192	219	676
Total other (expense) income	(739)	89	(2,271)	(1,437)

Loss before provision for income taxes	(6,997)	(6,130)	(90,711)	(24,716)

Income tax benefit	3,664	794	11,823	4,956

Net loss	$(3,333)	$(5,336)	$(78,888)	$(19,760)

Loss per share attributable to stockholders:
Basic loss per share	$(0.11)	$(0.18)	$(2.65)	$(0.68)
Diluted loss per share	$(0.11)	$(0.18)	$(2.65)	$(0.68)

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net loss	$(3,333)	$(5,336)	$(78,888)	$(19,760)

Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	117	141	397	(15)
Total other comprehensive income (loss)	117	141	397	(15)

Total comprehensive loss	$(3,216)	$(5,195)	$(78,491)	$(19,775)

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, March 31, 2020	36,884	$37	$117,552	$(1,351)	$(50,455)	$51,081	$116,864
Net loss	—	—	—	—	—	(3,333)	(3,333)
Other comprehensive income	—	—	—	117	—	—	117
Stock-based compensation expense	—	—	1,310	—	—	—	1,310
Balances, June 30, 2020	36,884	$37	$118,862	$(1,234)	$(50,455)	$47,748	$114,958

	For the Six Months Ended June 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, December 31, 2019	36,610	$37	$116,533	$(1,631)	$(50,455)	$126,995	$191,479
Cumulative effect of accounting change	—	—	—	—	—	(359)	(359)
Balance after cumulative effect of accounting change	36,610	37	116,533	(1,631)	(50,455)	126,636	191,120
Net loss	—	—	—	—	—	(78,888)	(78,888)
Other comprehensive income	—	—	—	397	—	—	397
Restricted stock release	270	—	—	—	—	—	—
Employee stock purchase plan release	4	—	39	—	—	—	39
Stock-based compensation expense	—	—	2,604	—	—	—	2,604
Payment of withholding taxes on restricted stock units	—	—	(314)	—	—	—	(314)
Balances, June 30, 2020	36,884	$37	$118,862	$(1,234)	$(50,455)	$47,748	$114,958

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended June 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, March 31, 2019	36,117	$36	$109,870	$(1,566)	$(50,455)	$98,651	$156,536
Net loss	—	—	—	—	—	(5,336)	(5,336)
Other comprehensive income	—	—	—	141	—	—	141
Restricted stock release	22	—	—	—	—	—	—
Employee stock purchase plan release	1	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,475	—	—	—	1,475
Payment of withholding taxes on restricted stock units	—	—	(66)	—	—	—	(66)
Balances, June 30, 2019	36,140	$36	$111,279	$(1,425)	$(50,455)	$93,315	$152,750

	For the Six Months Ended June 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, December 31, 2018	34,457	$34	$96,486	$(1,410)	$(49,733)	$113,114	$158,491
Cumulative effect of accounting change	—	—	—	—	—	(39)	(39)
Balance after cumulative effect of accounting change	34,457	34	96,486	(1,410)	(49,733)	113,075	158,452
Net loss	—	—	—	—	—	(19,760)	(19,760)
Other comprehensive loss	—	—	—	(15)	—	—	(15)
Treasury stock purchase	—	—	—	—	(722)	—	(722)
Restricted stock release	222	—	—	—	—	—	—
Employee stock purchase plan release	3	—	13	—	—	—	13
Stock-based compensation expense	—	—	2,660	—	—	—	2,660
Payment of withholding taxes on restricted stock units	—	—	(848)	—	—	—	(848)
Shares issued as consideration for acquisition	1,458	2	12,968	—	—	—	12,970
Balances, June 30, 2019	36,140	$36	$111,279	$(1,425)	$(50,455)	$93,315	$152,750

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019

Cash flows from operating activities:
Net loss	$(78,888)	$(19,760)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,604	2,660
Depreciation and amortization	10,345	12,256
Deferred income tax assets	(1,043)	(2,169)
Loss on disposal of intangible assets and equipment	3,683	6
Amortization of deferred loan costs	302	101
Impairment of goodwill	18,649	—
Right of use asset expenses	1,321	1,066
Changes in operating assets and liabilities:
Accounts receivable, net	79,162	55,006
Inventories	53,566	(24,313)
Prepaid expenses and other current assets	1,175	396
Other assets	148	179
Accounts payable	(43,131)	(12,654)
Income tax payable	(10,938)	(3,555)
Sales returns liability	(18,170)	(19,627)
Accrued wages and wage related expenses	(1,070)	(360)
Accrued liabilities	(8,033)	(1,904)
Lease liabilities	(1,586)	(1,134)
Other	373	79
Net cash provided by (used in) operating activities	8,469	(13,727)

Cash flows from investing activities:
Purchase of property and equipment	(2,790)	(4,213)
Proceeds from disposal of equipment	—	2
Purchase of HALO, net of cash acquired	—	(20,368)
Net cash used in investing activities	(2,790)	(24,579)

Cash flows from financing activities:
Proceeds from revolving credit facility	63,580	176,566
Payments on revolving credit facility	(78,680)	(139,566)
Proceeds from the paycheck protection program loan	9,444	—
Purchase of treasury stock	—	(722)
Payment of withholding on restricted stock units	(314)	(782)
Payment of debt issuance costs	(257)	—
Proceeds from issuance of stock under employee stock purchase plan	39	13
Net cash (used in) provided by financing activities	(6,188)	35,509

Effect of foreign currency exchange rates on cash equivalents	22	(111)

Net decrease in cash and cash equivalents	(487)	(2,908)

Cash and cash equivalents at beginning of the period	17,801	15,793
Cash and cash equivalents at end of the period	$17,314	$12,885

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,190	$1,998
Cash paid during the period for income taxes, net	157	629
Cash paid during the period for rent expenses included in the measurement of lease liabilities	1,889	1,453

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$1,391	$451
Withholding tax on restricted stock units recorded in accrued wages and wage related expenses	—	66
Purchase of HALO through amounts due to seller, contingent payments and common stock	—	16,985
Noncash change in lease asset and operating liabilities from reassessment of existing leases and addition of new leases	2,142	1,856

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
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations, and cash flows of the Company for the periods presented. The Company recommends that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Coronavirus Outbreak and Company Impact
In December 2019, a mutated strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. The outbreak, which had previously been concentrated in China, has largely spread through the U.S. and the world. The recent COVID-19 pandemic has materially impacted the Company's financial condition and results of operations. The Company recommends that the condensed consolidated financial statements and notes thereto in this Quarterly Report on Form 10-Q be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I to this Quarterly Report on Form 10-Q, and the Company's Risk Factors in Item 1A of Part II to this Quarterly Report on Form 10-Q for further information.
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
The adoption of Topic 326 resulted in a decrease of $359 in retained earnings as a cumulative effect of adoption. The new standard did not have a material impact in the Company’s consolidated balance sheets or condensed consolidated statements of operations. In addition, the adoption of Topic 326 had no impact to cash provided by or used in operating, financing, or investing on the condensed consolidated statements of cash flows.

Allowance for credit losses accounting policy
The Company estimates the allowance for credit losses in relation to accounts receivable based on relevant qualitative and quantitative information about historical events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported accounts receivable. Topic 326 permits different methods to calculate the estimate for the allowance for credit losses. The Company started with its historical loss experience as suggested by Topic 326 and evaluated its previous method of estimating the allowance for credit losses. The Company determined that its previous method of using an aging schedule to develop historical credit loss percentages, which is allowed under Topic 326, is appropriate. The historical credit loss percentages are developed for each aging category based on eight quarters of credit loss history and the Company determined that its customers in each of these aging categories share similar risk characteristics.
Additionally, as required by Topic 326, the Company adjusts the historical credit loss percentage by current and forecasted economic conditions. Due to the short-term nature of its accounts receivable and that it carries credit insurance on a significant portion of the accounts receivable balance, the Company believes changes to economic conditions may not have significant effect on the estimate of the allowance for credit losses for accounts receivable; thus, the Company determined to include a baseline credit loss percentage into the historical credit loss percentage for each aging category to reflect the potential impact of the current and future economic conditions. Such baseline credit loss is adjusted when changes in the economic environment change the Company's expectation for future credit losses.
As of June 30, 2020, the Company determined the baseline of credit loss percentage should be increased in response to the COVID-19 pandemic and estimated the allowance for credit losses to be $2,000.
(2) REVENUE
Disaggregation of revenue from contracts with customers
In the following tables, revenue from contracts with customers are disaggregated by key product lines, key distribution channels, and key geographic regions.
The percentage of net sales related to the Company’s key product lines for the three and six months ended June 30, 2020, and 2019, was approximately as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Protection (screen protection and cases)	47%	54%	58%	56%
Power (power management and power cases)	36%	34%	30%	32%
Productivity (keyboards and other)	15%	9%	10%	8%
Audio	2%	3%	2%	4%
During the three and six months ended June 30, 2020, the Company revised the online channel to include sales to a key direct-to-consumer customer whose sales were included within the indirect channel in prior periods. The Company also made the same change to 2019 net sales by key distribution channels to make the net sales comparable. The percentage of net sales related to the Company’s key distribution channels for the three and six months ended June 30, 2020, and 2019, was approximately as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Indirect channel	75%	81%	80%	79%
Online	22%	14%	16%	15%
Franchisees	3%	5%	4%	6%

The percentage of net sales related to the Company’s key geographic regions for the three and six months ended June 30, 2020, and 2019, was approximately as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

United States	85%	74%	80%	72%
Europe	12%	15%	14%	14%
Other	3%	11%	6%	14%
Contract Balances
Timing of revenue recognition may differ from timing of invoicing to customers or timing of consideration received. The following table provides information about receivables, right of return assets, contract liabilities, refund liabilities, and warranty liabilities from the Company’s contracts with customers as of June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019

Receivables, which comprises the balance in accounts receivable, net of allowances	$63,090	$142,804
Right of return assets, which are included in prepaid expenses and other current assets	291	2,177
Refund liabilities, which are included in sales return liability	23,203	39,790
Warranty liabilities, which are included in sales return liability	2,457	4,063
Contract liabilities, which are included in accrued liabilities	35	39
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
The following table summarizes the activities in the Company’s warranty liabilities for the six months ended June 30, 2020, and 2019:

	For the Six Months Ended
	June 30, 2020	June 30, 2019

Balance at beginning of period	$4,063	$4,646
Accrual for product warranty	1,902	4,744
Warranty claims charged	(3,507)	(5,772)
Foreign currency translation gain	(1)	—
Balance at end of period	$2,457	$3,618

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

(4) INVENTORIES
During the six months ended June 30, 2020, as a result of current and expected 2020 demand reductions due to the COVID-19 pandemic, the Company reassessed the (1) long-term profitability of all brands and product lines, and (2) the recoverability of inventory on-hand (the “Strategic Review”). As a result of the Strategic Review, the Company determined to discontinue the BRAVEN audio brand, exit the battery case product category, and simplify the following product lines: IFROGZ audio, ZAGG keyboards, and mophie power stations. Ultimately, the demand reduction linked to COVID-19 combined with these efforts to exit less profitable categories, resulted in a write-down to inventory during the six months ended June 30, 2020 of $44,833, which was included in the cost of sales in the condensed consolidated statements of operations.
Inventories consisted of the following as of June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019

Finished goods	$89,435	$142,054
Raw materials	1,893	2,890
Total inventories	$91,328	$144,944
Included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers of $2,176 and $148 as of June 30, 2020, and December 31, 2019, respectively.
(5) PROPERTY AND EQUIPMENT
In connection with the Strategic Review, the Company determined to dispose of certain equipment and molds that would no longer be used on go-forward brands and product lines, and wrote-off $2,535 during the six months ended June 30, 2020. These write-offs were included in loss on disposal of intangible assets and equipment in the condensed consolidated statements of operations.
Property and equipment, net consisted of the following as of June 30, 2020, and December 31, 2019:

	Useful Lives	June 30, 2020	December 31, 2019

Equipment and molds	3 to 10 years	$15,399	$18,851
Leasehold improvements	1 to 9 years	7,085	7,710
Building and improvements	40 years	2,429	2,429
Computer equipment and software	3 to 5 years	2,037	1,237
Furniture and fixtures	7 years	1,806	1,876
Automobiles	5 years	35	75
Property and equipment, gross		28,791	32,178
Less accumulated depreciation and amortization		(12,865)	(14,159)
Property and equipment, net		$15,926	$18,019
For the six months ended June 30, 2020, and 2019, depreciation expenses were $3,444 and $3,191, respectively, which were included as a component of selling, general and administrative expense in the condensed consolidated statements of operations.
(6) GOODWILL AND INTANGIBLE ASSETS
There was no change in goodwill during the three months ended June 30, 2020. There was an $18,649 impairment to goodwill during the six months ended June 30, 2020, as the carrying value of the Company's net assets as of March 31, 2020 exceeded the Company's calculation of its diminished market capitalization caused by a decrease of the Company's stock price that occurred during the three months ended March 31, 2020. The market capitalization was determined by multiplying the total number of the Company's outstanding shares by the Company's average stock price for a determined reasonable period with an estimated additional control premium included as part of the market capitalization. This adjustment was recorded during the first quarter of 2020.

There was no change in goodwill during the three months ended June 30, 2019. During the six months ended June 30, 2019, goodwill was increased by $15,922 in connection with the HALO Acquisition.
The following table summarizes the changes in goodwill during the six months ended June 30, 2020, and the twelve months ended December 31, 2019:

	For the Six Months Ended	For the Twelve Months Ended
	June 30, 2020	December 31, 2019

Balance at beginning of period	$43,569	$27,638
Addition in connection with the acquisition of HALO	—	15,931
Impairment of goodwill	(18,649)	—
Balance at end of period	$24,920	$43,569
There were no additions to intangible assets during the three and six months ended June 30, 2020.
There were no additions to intangible assets for the three months ended June 30, 2019. For the six months ended June 30, 2019, as a consequence of the HALO Acquisition, intangible assets increased $27,554 for patents and technology, trade names, customer relationships, net of unfavorable leases obtained. During the six months ended June 30, 2020, the Company discontinued its use of certain trade names, patents and technology in connection with the Strategic Review. As such, a loss of $1,148 was recorded to reduce intangible assets and was included in loss on disposal of intangible assets and equipment in the condensed consolidated statements of operations. This adjustment was recorded during the first quarter of 2020. There was no impairment of intangible assets for the three and six months ended June 30, 2020, and 2019.
Intangible assets, net of accumulated amortization as of June 30, 2020, and December 31, 2019, were as follows:

	June 30, 2020	Weighted Average Amortization Period	December 31, 2019	Weighted Average Amortization Period

Trade names	$22,665	9.7 years	$25,871	9.7 years
Customer relationships	18,999	7.7 years	21,514	7.7 years
Patents and technology	13,158	8.4 years	15,306	8.3 years
Non-compete agreements	239	4.9 years	419	4.9 years
Total intangible assets, net of accumulated amortization	$55,061	8.3 years	$63,110	8.3 years

(7) INCOME TAXES
For interim periods, the tax provision is generally determined utilizing an estimate of the Company’s annual effective tax rate adjusted for discrete items, if any. Due to the Company's year-to-date loss and forecasted loss for the year, the tax benefit for the loss for the six months ended June 30, 2020, was limited to the expected annual tax benefit for the year ended December 31, 2020. The Company’s effective tax rate was 52% and 13% for the three and six months ended June 30, 2020, respectively. The Company’s effective tax rate was 13% and 20% for the three and six months ended June 30, 2019, respectively. The change in the effective tax rate for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, as well as the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to the impact of the methodology used in the tax provision calculation described above as well as an inclusion of an additional benefit related to the projected carryback of the net operating loss (“NOL”). Under the CARES Act, a temporary five-year NOL carryback enables most corporate taxpayers to offset 2015 income taxed at 35% by 2020 income taxed at 21%. This projected benefit is included in the effective tax rate for the period. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items including amounts disallowed under §162(m) of the Internal Revenue Code, the Company’s global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.

(8) LONG-TERM DEBT
Long-term debt, net as of June 30, 2020 and December 31, 2019, was as follows:

	June 30, 2020	December 31, 2019

Line of credit	$92,040	$107,140
PPP Loan	9,444	—
Total long-term debt outstanding	$101,484	$107,140
On April 12, 2018, the Company entered into an amended and restated credit and security agreement (the “2018 Credit and Security Agreement”) with KeyBank National Association (“KeyBank”), as administrative agent, Swing Line Lender and Issuing Lender, KeyBanc Capital Markets Inc., as sole lead arranger and sole book runner, and other members of the lender group, which was subsequently amended by a first amendment agreement dated as of November 28, 2018, a second amendment agreement dated as of August 30, 2019, a third amendment agreement dated as of December 4, 2019, and a fourth amendment agreement dated as of April 13, 2020 (the “Fourth Amendment Agreement”). The maturity date of the 2018 Credit and Security Agreement, as amended, is April 11, 2023.
The Fourth Amendment Agreement temporarily increased the revolving credit amount from $125,000 to $144,800 from April 13, 2020, through March 31, 2021. Under the Fourth Amendment Agreement, interest rates were revised to add an additional 50 basis points to the prior rates; the applicable interest rates are based on the Company's leverage ratio as defined in the Fourth Amendment Agreement.
In connection with the Fourth Amendment Agreement, the Company paid approximately $257 in debt issuance costs.
On April 13, 2020, the Company entered into a loan agreement with KeyBank as the lender under the Paycheck Protection Program of the CARES Act administered by U.S. Small Business Administration (the “SBA”), and on April 17, 2020 (the “Disbursement Date”), received a loan in the amount of $9,444 (the “PPP Loan”) to help sustain its employee payroll costs, rent, and utilities due to the impact of the COVID-19 pandemic. Under the Paycheck Protection Program, the Company's PPP Loan is fully forgivable if the Company meets certain requirements and receives formal approval, as defined by the CARES Act, subject to an audit by the SBA. The Company intends to seek partial or full forgiveness of the PPP Loan; however, there can be no assurance that the Company will obtain forgiveness of all or part of the PPP Loan amount. The interest rate for the PPP Loan is 1% per annum, and all required payments are deferred for six months from the Disbursement Date (interest will accrue over this six-month deferral period). Unless the PPP Loan is fully or partially forgiven, the Company must pay $525 of the principal every month once the deferral period is over, as well as accumulated interest, until the maturity date which is two years from the Disbursement Date.
As of June 30, 2020, there were no letters of credit issued, and $52,760 was available to be issued for letters of credit under the terms of the 2018 Credit and Security Agreement, as amended.
(9) STOCK-BASED COMPENSATION
The grant of restricted stock units with respective weighted-average fair value per share for the three and six months ended June 30, 2020, and 2019, is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Units Granted	107	—	727	643
Weighted average fair value per share	$3.47	$—	$6.90	$9.82
The fair value of the restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock units vest annually on a straight-line basis over a nine-month (annual board of directors’ grant) to a three-year vesting term, depending on the terms of the individual grant.

As part of the 727 and 643 restricted stock units granted during the six months ended June 30, 2020, and 2019, respectively, the Company granted 417 and 287 restricted stock units to certain executives and employees of the Company where vesting is linked to specific performance criterion. These performance-based restricted stock units only vest upon the (1) Company’s achievement of specified thresholds of net sales, Adjusted EBITDA, and other specific net sales and profitability goals, and (2) continued employment through the applicable vesting date.
The estimated fair value of the restricted stock units is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. The following are stock-based compensation expenses related to restricted stock units recorded for the three and six months ended June 30, 2020, and 2019, respectively, which are included as a component of selling, general, and administrative expense on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Stock-based compensation expense	$1,310	$1,475	$2,604	$2,660
Certain Company employees have elected to receive a net amount of shares upon the vesting of restricted stock unit grants in exchange for the Company paying up to the maximum statutory withholding amount of the employees’ tax liabilities for the fair value of the award on the vesting date. These elections have resulted in the Company recording $314 and $848 reflected as a reduction of additional paid-in capital during the six months ended June 30, 2020, and 2019, respectively. All of the $314 recorded as a reduction of additional paid-in capital was paid as of June 30, 2020. Of the $848 recorded as a reduction of additional paid-in capital, $66 was included in accrued wages and wage related expenses as of June 30, 2019.
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
The following is a reconciliation of the numerator and denominator used to calculate basic loss per common share and diluted loss per common share for the three and six months ended June 30, 2020, and 2019:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Net loss	$(3,333)	$(5,336)	$(78,888)	$(19,760)
Weighted average shares outstanding:
Basic	29,814	29,064	29,779	28,974
Dilutive effect of restricted stock units	—	—	—	—
Diluted	29,814	29,064	29,779	28,974
Loss per share:
Basic	$(0.11)	$(0.18)	$(2.65)	$(0.68)
Diluted	$(0.11)	$(0.18)	$(2.65)	$(0.68)
For the three and six months ended June 30, 2020, 1,240 restricted stock units were not considered in calculating diluted loss per share because the Company was in a loss position and, therefore, the effect would have been anti-dilutive. For the three and six months ended June 30, 2019, 966 restricted stock units were not considered in calculating diluted loss per share because the Company was in a loss position and, therefore, the effect would have been anti-dilutive.

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
During the three and six months ended June 30, 2020, the Company did not purchase any shares of the Company's common stock. During the three months ended June 30, 2019, the Company did not purchase any shares of the Company's common stock. During the six months ended June 30, 2019, the Company purchased 72 shares of the Company's common stock under the 2015 Stock Repurchase Program for total consideration of $722 with a weighted average price of $10 per share, which included commissions and processing fees totaling $2. As of June 30, 2020, and December 31, 2019, a total of $20,000 remained authorized for the repurchase of the Company's outstanding common stock under the 2019 Stock Repurchase Program.
The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.
(12) LEASES
The Company has operating leases for offices, retail stores, and warehouse space that expire through 2027. The Company’s leases have remaining lease terms of 2 months to 7.5 years, some of which include options to extend the leases up to 10 years. For the three and six months ended June 30, 2020, rent expense was $907 and $2,019, respectively. For the three and six months ended June 30, 2019, rent expense was $799 and $1,652, respectively. Rent expense is recognized on a basis which approximates straight-line over the lease term and is recorded as a component of selling, general and administrative expense on the condensed consolidated statement of operations. As of June 30, 2020, the Company had a weighted-average remaining lease term of 4.7 years and a weighted-average discount rate used to calculate the lease liability of 4.37%.
Future maturities of lease liabilities as of June 30, 2020, were as follows:

Remaining of 2020	$1,761
2021	3,312
2022	3,215
2023	2,789
2024	1,850
Thereafter	1,971
Total lease payments	14,898
Less: imputed interest	(1,493)
Lease liabilities	$13,405
No other leases have been entered into under which the Company has significant rights and obligations as the lessee except those noted above.
(13) CONTINGENCIES
Commercial Litigation
Dan Dolar, an individual and on behalf of those similarly situated, Plaintiff, v. mophie Inc., a California corporation, Defendant, Superior Court of the State of California, Orange County, Case No. 30-2019-01066228-CU-BT-CXC. On April 25, 2019, Dolar filed a complaint against mophie inc. (“mophie”) alleging, among other things, violation of California Consumers Legal Remedies Act, California False Advertising Law, breach of express warranty, violation of the Magnuson-Moss Warranty Act, violation of California Unfair Competition Law, and violation of state Consumer Protection Statutes. The complaint alleged that mophie mischaracterizes the mAh ratings of the batteries in its products, and asked the court to certify a class of Californians who purchased mophie battery-enabled products. On June 14, 2019, the court dismissed the complaint without prejudice at Dolar’s request so that Dolar’s claims could be pursued in the U.S. District Court in the case of Young v. mophie Inc., Case No. 8:19-cv-00827-JVS-DFM, discussed below.

Michael Young and Dan Dolar, individually and on behalf of other similarly situated individuals, Plaintiff, v. mophie Inc., Defendant, U.S. District Court, Central District of California, Case No. 8:19-cv-00827-JVS-DFM. This action started with a complaint filed by Young against mophie on May 2, 2019. On June 13, 2019, Young and Dolar joined together as plaintiffs and filed a first amended complaint (the “FAC”). In the FAC, Young and Dolar allege, among other things, that mophie has engaged in unfair and deceptive acts and practices in violation of California and Florida laws, violation of purportedly material identical state consumer protection statutes in various other states, violation of the Magnuson-Moss Warranty Act, breach of express warranty, and unjust enrichment. The FAC is based on Young’s and Dolar’s allegation that mophie mischaracterizes the mAh ratings of the batteries in certain of its products. Young and Dolar seek to certify a class of consumers nationwide and in various states who purchased mophie battery-enabled products. The FAC does not specify an amount of damages claimed, but alleges that damages will be in excess of $5,000. mophie denies that it has engaged in the alleged practices, and intends to vigorously defend the lawsuit. On July 15, 2020, the parties gave joint notice to the court that they had reached a tentative settlement of this action, subject to the parties executing a written settlement agreement, and on July 16, 2020, the court entered an order dismissing the action without prejudice to reopening the case if settlement is not consummated within 45 days.
Enchanted IP v. mophie, Inc., U.S. District Court, Central District of California, Case No. 8:19-cv-1648. On August 27, 2019, Enchanted IP LLC filed an action for patent infringement against mophie in the Central District of California, asserting U.S. Patent No. 6,194,871. This patent generally relates to a charge and discharge control circuit for an external secondary battery. The complaint identifies mophie’s juice pack reserve micro product as an accused product and seeks damages and injunctive relief. Enchanted IP does not appear to make or sell any products, and the asserted ‘871 patent expired in April 2020. ZAGG responded to the complaint on October 21, 2019 to formally assert its defenses and counterclaims. On April 21, 2020, the parties finalized a confidential settlement, and on June 1, 2020, the court dismissed the action with prejudice.
Shenzhen CN-iMX Technology Co., Ltd. v. Apple Electronic Products Trading (Beijing) Co., Ltd. and ZAGG (Shenzhen) Technology Development Co., Ltd. (2020) Yue 03 No. 774. In August 2019, Shenzhen CN-iMX Technology Co., Ltd. filed an action in Shenzhen Intermediate Court against ZAGG China and Apple, asserting infringement of Chinese Patent No. ZL 2012 1 0335618.4 relating to a method of wireless charging. The action identified mophie’s PowerStation wireless XL charger as an accused product and sought damages and injunctive relief. In September 2019, ZAGG filed a separate invalidation request (Case No. 4W9507) with the Chinese National Intellectual Property Administration to challenge the validity of the patent. On April 8, 2020, the parties finalized a confidential settlement to resolve the matter. On April 20, 2020, ZAGG’s invalidation request was formally withdrawn. On June 5, 2020, the Shenzhen Intermediate Court issued a Mediation Paper confirming dismissal of the infringement action.
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
The Company establishes reserves when a particular contingency is probable and estimable. The Company has accrued estimated liabilities of $900 and $750 in the consolidated balance sheets as of June 30, 2020, and December 31, 2019, respectively.
(14) CONCENTRATIONS
Concentration of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which customarily exceed federally insured limits. The Company has not experienced any losses in cash accounts for the six months ended June 30, 2020, and 2019.
As of June 30, 2020, Verizon Wireless (“Verizon”) and Amazon.com (“Amazon”) exceeded 10% of the Company's accounts receivable. As of December 31, 2019, Verizon and Best Buy Co., Inc. (“Best Buy”) exceeded 10% of the balance of accounts receivable. The amount of accounts receivable for each of these customers are outlined as follows:

	June 30, 2020	December 31, 2019

Verizon	17%	24%
Amazon	11%	3%
Best Buy	8%	14%

Other than the customers noted in the table above, no other customer account balances exceeded 10% of accounts receivable as of June 30, 2020, and December 31, 2019. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it could have a material adverse effect on the Company’s financial condition and results of operations.
Concentration of net sales
For the three and six months ended June 30, 2020, purchases by Verizon exceeded 10% of net sales. For the three months ended June 30, 2019, purchases by Verizon exceeded 10% of net sales. The amount of net sales for each of these customers are outlined as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Verizon	15%	13%	20%	9%
For the three and six months ended June 30, 2020, and 2019, no other customers exceeded 10% of net sales.
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
(15) SUBSEQUENT EVENTS
In July 2020, the U.S. Trade Representative published a Notice of Product Exclusion Amendments affecting certain products imported from China on dates between September 24, 2018 and August 7, 2020. The Company is currently evaluating duties paid during that date range that may be subject to refund.

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
Our Products
Our innovative products are included in the following general categories:
•Protection (screen protection and protective cases)
•Power (power stations and wireless chargers)
•Productivity and Other (keyboards and other mobile accessory products)
•Audio (earbuds and headphones)
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
InvisibleShield Film was originally developed to protect the leading edge of rotary blades on military helicopters in harsh environments. Through constant innovation, we continue to formulate new film that is designed to offer the highest standards in self-healing scratch and impact protection. Additionally, we provide custom-fit screen protection for thousands of device types through our automated ISOD solution. With our ISOD solution, retailers can supply consumers with screen protection for nearly any device model, all without having to hold excess inventory.
InvisibleShield Glass is designed to provide premium screen protection and clarity, along with a superior feel and compatible touch sensitivity. Beside these basic protection functions from impacts and scratches, we also provide the following add-on features:
•VisionGuard™ - InvisibleShield Glass VisionGuard products feature protective EyeSafe® technology that filters out portions of the harmful high-energy visible blue light spectrum emanating from device screens, while maintaining the superior color performance of the device display.
•Anti-Microbial Technology - InvisibleShield Glass with anti-microbial technology promotes physical wellness by eliminating 99.99% of harmful bacteria on the device screen. As the anti-microbial properties are infused in the glass, they will not wear away over time.
In the second quarter of 2020, we launched the InvisibleShield UV Sanitizer, an ultraviolet light that penetrates cracks and crevices of handheld items, which is designed to kill 99.99% of the most common surface bacteria found on mobile devices, keys, credit cards, earbuds, and more.

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
mophie Products
mophie is a leading mobile power and wireless charging brand with award-winning products designed to liberate mobile users from mobile device power and charging limitations to provide more time to rock, talk, watch, game, surf, save, and send. mophie products are recognized for style and engineered for performance, providing a seamless integration of hardware, software, and design. The mophie ecosystem of mobile accessories provides power for virtually any mobile device. With groundbreaking wireless charging, universal batteries, cables, adapters, and docks, mophie products represent innovation at the forefront of design and development.
mophie’s innovative universal wireless charging pads are designed to provide an optimized charging experience with the latest Qi® wireless charging technology for universal compatibility, and its charge stream powerstation® products are made to ensure consumers have access to easy, fast, and convenient wireless charging anywhere and anytime for Apple, Samsung®, Google, and other Qi-enabled mobile devices.
In the first quarter of 2020, we unveiled the mophie powerstation go™ universal battery which utilizes HALO's portable car jump starter technology; the lightweight and portable battery can jump start sport utility vehicles or full-sized cars and is also equipped with USB-A ports, an AC power outlet, and Qi wireless charging for mobile devices and laptops. In addition, in the second quarter of 2020, we launched mophie UV Sanitizer, an ultraviolet light that penetrates cracks and crevices of handheld items, which is designed to kill 99.99% of the most common surface bacteria found on mobile devices, keys, credit cards, earbuds, and more. While sanitizing a mobile device and small personal items, the mophie UV Sanitizer can simultaneously charge the mobile device through a Qi-enabled wireless charging lid.
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
Results of Operations
(Amounts in thousands, except per share data)
Three months ended June 30, 2020, and 2019

	For the Three Months Ended
	June 30, 2020		June 30, 2019
	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$77,117	100.0%	$106,796	100.0%
Gross profit	23,312	30.2%	37,759	35.4%
Operating expenses	29,570	38.3%	43,978	41.2%
Other (expense) income, net	(739)	(1.0)%	89	0.1%
Income tax benefit	3,664	4.8%	794	0.7%
Net loss	(3,333)	(4.3)%	(5,336)	(5.0)%
Net sales
Net sales for the three months ended June 30, 2020, were $77,117, compared to net sales of $106,796 for the three months ended June 30, 2019, a decrease of $29,679 or 28%. The $29,679 decrease in net sales was primarily attributable to retail store closures and related demand reductions due to the global COVID-19 pandemic. This decrease was partially offset by an increase in direct-to-consumer sales.

Gross profit
Gross profit for the three months ended June 30, 2020, was $23,312 or approximately 30% of net sales, compared to $37,759 or approximately 35% of net sales for the three months ended June 30, 2019. The decrease in gross profit margin percentage was primarily attributable to (1) increased duty rates for products sourced from China, (2) increased freight rates, and (3) the sale of excess inventory at margins lower than our historical average.
Operating expenses
Total operating expenses for the three months ended June 30, 2020, were $29,570, compared to operating expenses of $43,978 for the three months ended June 30, 2019, a decrease of $14,408 or 33%. The $14,408 decrease in operating expenses was primarily attributable to cost reduction initiatives in response to COVID-19, including (1) a decrease in salaries and related expenses from the furlough of certain employees, elimination of bonuses in the second quarter of 2020, and reductions in salary of executives and senior management, (2) reduced in-channel marketing spend, and (3) the elimination of global discretionary spend.
Other (expense) income, net
For the three months ended June 30, 2020, total other expense, net was $739 compared to total other income, net of $89 for the three months ended June 30, 2019. The change in other (expense) income, net is primarily attributable to a gain recorded on settlement of liabilities during the three months ended June 30, 2019.
Income tax benefit
We recognized an income tax benefit of $3,664 for the three months ended June 30, 2020, compared to an income tax benefit of $794 for the three months ended June 30, 2019. Our effective tax rate was 52% and 13% for the three months ended June 30, 2020, and 2019, respectively. The change in the effective tax rate for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily due to the impact of the methodology used in the current tax provision calculation above as well as an inclusion of an additional benefit related to the projected carryback of the net operating loss (“NOL”). Under the CARES Act, a temporary five-year NOL carryback enables most corporate taxpayers to offset 2015 income taxed at 35% by 2020 income taxed at 21%. This projected benefit is included in the effective tax rate for the period. Due to the expected loss before taxes for the year ended December 31, 2020, the tax benefit is limited to the expected annual tax benefit for the year. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items, the Company’s global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.
Net loss
We reported net loss of $3,333 or $0.11 per share on a fully diluted basis for the three months ended June 30, 2020, compared to net loss of $5,336 or $0.18 per share on a fully diluted basis for the three months ended June 30, 2019.
Six months ended June 30, 2020, and 2019

	For the Six Months Ended
	June 30, 2020		June 30, 2019
	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$168,098	100.0%	$185,546	100.0%
Gross profit	4,370	2.6%	61,581	33.2%
Operating expenses	92,810	55.2%	84,860	45.7%
Other expense, net	(2,271)	(1.4)%	(1,437)	(0.8)%
Income tax benefit	11,823	7.0%	4,956	2.7%
Net loss	(78,888)	(46.9)%	(19,760)	(10.6)%
Net sales
Net sales for the six months ended June 30, 2020, were $168,098, compared to net sales of $185,546 for the six months ended June 30, 2019, a decrease of $17,448 or 9%. The $17,448 decrease in net sales was primarily attributable to retail store closures and related demand reductions due to the global COVID-19 pandemic. This decrease was partially offset by (1) improved first quarter screen protection, HALO product, and mophie wireless sales and (2) an increase in second quarter direct-to-consumer sales linked to retail store closures.

Gross profit
Gross profit for the six months ended June 30, 2020, was $4,370 or approximately 3% of net sales, compared to $61,581 or approximately 33% of net sales for the six months ended June 30, 2019. The decrease in gross profit margin percentage was primarily attributable to (1) the March 2020 inventory write-downs of $44,833 primarily linked to the discontinuation of certain brands and product lines resulting from our March 2020 strategic review of long-term profitability of all brands and product lines and the recoverability of inventory on-hand, combined with decreased demand due to the effects of COVID-19, (2) increased duty rates for products sourced from China, (3) increased freight rates, and (4) the sale of excess inventory at margins lower than our historical average. Excluding the impact from the inventory write-downs, gross profit margin was 29% for the six months ended June 30, 2020, compared to 33% for the six months ended June 30, 2019.
Operating expenses
Total operating expenses for the six months ended June 30, 2020, were $92,810, compared to operating expenses of $84,860 for the six months ended June 30, 2019, an increase of $7,950 or 9%. The $7,950 increase in operating expenses was primarily attributable to (1) an $18,649 impairment charge to goodwill resulting from the carrying value of our net assets exceeding our market capitalization, (2) a $2,535 charge from the write-off of product tooling linked to discontinued brands and product lines, (3) a $1,148 write-off recorded for the intangible assets resulting from discontinued brands and product lines, and (4) $528 incurred in connection with the lay-off of certain employees in March 2020. These increases were partially offset by cost reduction initiatives in response to COVID-19, including (1) a decrease in salaries and related expenses from the furlough of certain employees, elimination of bonuses in the second quarter of 2020, and reductions in salary of executives and senior management, (2) reduced in-channel marketing spend, and (3) the elimination of global discretionary spend.
Other expense, net
For the six months ended June 30, 2020, total other expense, net was $2,271 compared to total other expense, net of $1,437 for the six months ended June 30, 2019. The increase in total other expense, net is primarily attributable to an increase of interest expense due to higher amounts of debt and a decrease of gains on foreign exchange transactions.
Income tax benefit
We recognized an income tax benefit of $11,823 for the six months ended June 30, 2020, compared to an income tax benefit of $4,956 for the six months ended June 30, 2019. Our effective tax rate was 13% and 20% for the six months ended June 30, 2020, and 2019, respectively. The change in the effective tax rate for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to the impact of the methodology used in the current tax provision calculation above as well as an inclusion of an additional benefit related to the projected carryback of the NOL. Under the CARES Act, a temporary five-year NOL carryback enables most corporate taxpayers to offset 2015 income taxed at 35% by 2020 income taxed at 21%. This projected benefit is included in the effective tax rate for the period. Due to the expected loss before taxes for the year ended December 31, 2020, the tax benefit is limited to the expected annual tax benefit for the year. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items, the Company’s global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.
Net loss
We reported net loss of $78,888 or $2.65 per share on a fully diluted basis for the six months ended June 30, 2020, compared to $19,760 or $0.68 per share on a fully diluted basis for the six months ended June 30, 2019.
Liquidity and Capital Resources (Amounts in thousands)
Liquidity is a measurement of our ability to generate adequate amounts of cash to meet both our current and future obligations, including ongoing commitments to fund continuing operations and capital expenditures, repay our debt, purchase treasury shares, and acquire businesses. As of June 30, 2020, our principal sources of liquidity were cash generated by operations and cash on-hand. Our principal uses of cash were primarily for repayment of the 2018 Revolver (as defined below) and working capital needs. As of December 31, 2019, our principal sources of liquidity were cash on-hand and net borrowings from the 2018 Revolver. Our principal uses of cash were for operating activities, purchase of property and equipment, payments for the net share settlement of restricted stock units, purchase of treasury shares, and business acquisitions.
Cash and Cash Equivalents
Cash and cash equivalents on-hand decreased to $17,314 on June 30, 2020, from $17,801 on December 31, 2019, a decrease of $487. The decrease in cash is largely the result of $15,100 net payments against the 2018 Revolver, partially offset by $9,444 of proceeds received from the PPP Loan and $8,469 provided by operating activities.

Cash Flows

	For the Six Months Ended June 30,
	2020	2019

Net cash flow provided by (used in):
Operating activities	$8,469	$(13,727)
Investing activities	(2,790)	(24,579)
Financing activities	(6,188)	35,509
Effect of foreign currency exchange rates on cash and cash equivalents	22	(111)
Net decrease in cash and cash equivalents	$(487)	$(2,908)
Operating Activities
Net cash provided from operating activities was $8,469 for the six months ended June 30, 2020, compared to $13,727 of net cash used in operating activities for the six months ended June 30, 2019, a net change of $22,196. The change was primarily driven by (1) a decrease in use of cash for inventory for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, and (2) higher collections on accounts receivable resulting in a lower balance of receivables for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. These increases were partially offset by an increase in cash used to pay our vendors.
Investing Activities
Net cash used in investing activities was $2,790 for the six months ended June 30, 2020, compared to $24,579 for the six months ended June 30, 2019, a net decrease of $21,789. The decrease in net cash used in investing activities was primarily due to $20,368 of cash used in the acquisition of HALO in 2019 and decreased spending in purchases of property and equipment for the six months ended June 30, 2020.
Financing Activities
Net cash used in financing activities was $6,188 for the six months ended June 30, 2020, compared to $35,509 of net cash provided by financing activities for the six months ended June 30, 2019, a net change of $41,697. The change was primarily due to a higher ratio of net payments made on the 2018 Revolver relative to net proceeds received from that revolving credit facility for the six months ended June 30, 2020, compared to a higher ratio of net proceeds received from the 2018 Revolver relative to net payments made to that revolving credit facility for the six months ended June 30, 2019, partially offset by proceeds received from the PPP Loan.
Working Capital
Working capital is a non-GAAP measurement which is defined by us as current assets less current liabilities. We believe working capital is a meaningful way to measure our operational efficiency and short-term financial health. As of June 30, 2020, working capital was $96,578 compared to $151,660 as of December 31, 2019, a decrease of $55,082. The decrease in the working capital position was primarily attributable to changes in accounts receivable, inventories, including a $44,833 write-down of inventory during the six months ended March 31, 2020, and accounts payable.
Accounts receivable, net of allowances, decreased to $63,090 on June 30, 2020, from $142,804 on December 31, 2019, a decrease of $79,714. The net decrease was primarily attributable to the collection of accounts receivable since year-end combined with lower sales during the second quarter of 2020 in comparison to the fourth quarter of 2019.
Inventories decreased to $91,328 on June 30, 2020, from $144,944 on December 31, 2019, a decrease of $53,616. The net decrease was primarily attributable to a write-down of $44,833 of inventory due primarily by the effects of the COVID-19 pandemic and the Strategic Review conducted by management in response.
Accounts payable decreased to $44,945 on June 30, 2020, from $87,303 on December 31, 2019, a decrease of $42,358. The net decrease was primarily attributable to lower seasonal inventory purchases and operating activities in the first half year of 2020 in comparison to the fourth quarter of 2019, and payment on accounts payable outstanding on December 31, 2019, during the six months ended June 30, 2020.

Share Repurchase Program
During the third quarter of 2015, our board of directors approved a stock repurchase program with no expiration date. On March 11, 2019, our board of directors authorized the cancellation of the 2015 stock repurchase program, and authorized a new stock repurchase program that grants the repurchase of up to $20,000 of our outstanding common stock. As of June 30, 2020, we have $20,000 remaining under this program.
Debt and Credit Facilities
We entered into the 2018 Credit and Security Agreement, as amended, to obtain a secured revolving credit facility (the “2018 Revolver”) and letters of credit. We use the net borrowing from the 2018 Revolver for general corporate purposes, including funding for working capital, purchase of property and equipment, purchase of treasury shares and business acquisitions. As of June 30, 2020, we had $92,040 of the 2018 Revolver outstanding, with a weighted average interest rate of 2.7%. There were no letters of credit issued as of June 30, 2020 and $52,760 was available to be issued for letters of credit. In addition, we entered into a loan agreement under the Paycheck Protection Program of the CARES Act, and received a loan in the amount of $9,444. These items are further discussed in Note 8, “Long-Term Debt,” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.
Company Actions Due to COVID-19 Pandemic
As a result of the COVID-19 pandemic, we have experienced a reduction in demand as over 84% of our sales occur through brick and mortar retail or franchise locations. In order to meet short and long-term capital needs and to comply with debt covenant requirements under the 2018 Revolver throughout 2020 and beyond, we instituted in the six months ended June 30, 2020 a number of global cash savings and cost-cutting initiatives including the following:
•Implemented furloughs or lay-offs of approximately 20% of U.S. employees and reduced our Europe and Asia Pacific staff, excluding China, by approximately 20%. Employees on furlough retain their health insurance coverage throughout the furlough;
•Temporarily reduced salaries during the second quarter of 2020, including a 15% reduction for our Chief Executive Officer, 10% reductions for the rest of the executive team and 5% reductions for senior management;
•Temporarily reduced the cash portion of the Board of Directors’ compensation by 15% and replaced such compensation with stock-based compensation;
•Temporarily suspended our employee bonus program for the three months ended June 30, 2020;
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
The Company continues to evaluate this evolving business environment due to the COVID-19 pandemic and may institute additional cash savings and cost-cutting initiatives in future periods.
In addition to the cash savings and cost-cutting initiatives, we closed on an amendment to the 2018 Revolver to increase our line of credit capacity by $19,800 through March 31, 2021. In addition, on April 13, 2020, we entered into a loan agreement with KeyBank as the lender under the Paycheck Protection Program of the CARES Act administered by U.S. Small Business Administration (the “SBA”), and subsequently received a loan in the amount of $9,444 (the “PPP Loan”) to help sustain our employee payroll costs, rent, and utilities due to the severe impact of the COVID-19 pandemic. Under the Paycheck Protection Program, the Company's PPP Loan is fully forgivable if the Company meets certain requirements and receives formal approval, as defined by the CARES Act, subject to an audit by the SBA. The Company intends to seek partial or full forgiveness of the PPP Loan; however, there can be no assurance that the Company will obtain forgiveness of all or part of the PPP Loan amount. The interest rate for the PPP Loan is 1% per annum, and all required payments are deferred for six months from the Disbursement Date (interest will accrue over this six-month deferral period). Unless the PPP Loan is fully or partially forgiven, the Company must pay $525 of the principal every month once the deferral period is over, as well as accumulated interest, until the maturity date which is two years from the Disbursement Date.
We believe that the combination of the (1) cash savings and cost reduction initiatives, (2) expansion of the credit capacity under the 2018 Revolver, (3) the proceeds of the PPP Loan, and (4) cash on hand will be adequate to meet our expected capital expenditures and working capital needs for the next 12 months and beyond.

We believe that the measures and initiatives discussed above will enable us to meet our financial obligations and continue to build our business. However, we operate in a rapidly evolving and often unpredictable business environment, which is currently exacerbated by the COVID-19 pandemic, that may change the timing or amount of expected future cash receipts and expenditures. Accordingly, we may need to raise additional funds through the sale of equity or debt securities or from debt facilities. Additional capital, if needed, may not be available on satisfactory terms, if at all.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks in the ordinary course of our business. These risks result primarily from changes in foreign currency exchange rates, interest rates, and tariffs. In addition, our domestic and international operations are subject to risks related to differing economic conditions, changes in political climates, differing tax structures, environmental and health risks, and other regulations and restrictions.
To date we have not utilized material derivative financial instruments or derivative commodity instruments. We believe that the market risks associated with our financial instruments are immaterial, though there can be no guarantee that these market risks will be immaterial to us.
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
Item 1A. Risk Factors (amounts in thousands)
In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our 2019 Form 10-K, which could materially affect our business, financial condition, or future results. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report. Any of the risks described in the 2019 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
There were no material changes during the period covered in this report to the risk factors previously disclosed in our 2019 Form 10-K except as follows:
Our financial condition and results of operations in future periods have been adversely affected by the recent COVID-19 pandemic.
In December 2019, a mutated strain of coronavirus was reported to have surfaced in Wuhan, China. The outbreak, which had previously been concentrated in China, has largely spread through the U.S. and the world. The pandemic has resulted in federal, state, and local restrictions, requiring or recommending social distancing, travel bans, quarantines and other restrictions. Additionally, concerns regarding the spread and ultimate human and economic impacts have caused significant downturns in global stock markets, including U.S. stock markets. For these and other reasons, future demand for our products may decline for an uncertain duration of time. Our sales are mainly concentrated through the retail sale channel, which has been impacted due to the previous shutdown of many brick and mortar retail stores around the current outbreak. In addition, smartphone, tablet computers, and other similar product sales are decreasing due to the current outbreak, which also has an impact on our forecasted sales. Due to these impacts on current and future demand, our revenue is likely to be adversely impacted during the duration of the outbreak, which is currently unknown and difficult to forecast. These factors will likely negatively impact our financial results and could have an impact on our ability to continue as a going concern. In addition, the coronavirus pandemic may have an impact on our supply chain, as production is affected by current and potential future conditions, potentially forcing us to curtail, delay, or cancel product manufacturing. In response to such conditions, we have taken the following proactive measures to provide enhanced financial flexibility:
•Amended our secured revolving credit facility to increase available borrowings by $19,800 through March 2021;
•Closed on a U.S. Small Business Administration loan under the CARES Act of approximately $9,444;
•Implemented furloughs or lay-offs of approximately 20% of U.S. employees and reduced our Europe and Asia Pacific staff, excluding China, by approximately 20%. Employees on furlough retain their health insurance coverage throughout the furlough;
•Temporarily reduced salaries during the second quarter of 2020, including a 15% reduction for our Chief Executive Officer, 10% reductions for the rest of the executive team and 5% reductions for senior management;
•Temporarily reduced the cash portion of the Board of Directors’ compensation by 15% and replaced such compensation with stock-based compensation;
•Temporarily suspended our employee bonus program for the three months ended June 30, 2020;
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

These practices may continue into the future while the consequences of the outbreak are uncertain. Despite our efforts to proactively respond to the COVID-19 pandemic, concerns regarding the continued spread and ultimate human and economic impacts may affect our ability to obtain and retain financing for future cash-flow demands, and we may see a decrease in the value of inventory due to obsolescence and/or impairment. Material impairments with respect to goodwill, intangible assets, long-lived assets, and right of use assets may also occur in the future. We anticipate there may be increases in credit losses from our customers. Our estimates around product returns may also be impacted, with potential increases in expected returns from customers.
The extent to which the coronavirus pandemic impacts our results of operations will depend on future developments, many of which are out of our control, are highly uncertain and cannot be predicted, including new events that may occur, including additional outbreaks of COVID-19 and actions taken to contain its spread or treat its impact, among others. With the uncertainty caused by this outbreak, we may not adequately quantify or qualify the longer-term ramifications of the pandemic on our business, our customers and/or our potential investors and other stakeholders. We will continue to monitor the situation and timely communicate to our investors when necessary.
If we do not qualify for retention or forgiveness of the Paycheck Protection Program loan, our financial condition may be adversely affected.
On April 13, 2020, we entered into a loan agreement with KeyBank National Association as the lender under the Paycheck Protection Program (the “PPP”) of the CARES Act administered by the U.S. Small Business Administration (the “SBA”), and subsequently received a loan in the amount of $9,444 (the “PPP Loan”) to help sustain our employee payroll costs, rent, and utilities due to the impact of the COVID-19 pandemic. We made good faith certifications of our necessity for the PPP Loan, and believe that we are in full compliance with the terms and conditions outlined in the CARES Act. However, as a consequence of post-PPP Loan rule-making by the SBA, shifting regulatory guidance and/or other factors that may be considered by the SBA during its audit process, we may be required to return the PPP Loan before its expected maturity date. In addition, we hope to obtain forgiveness of all or a portion of the PPP Loan, as allowed under the CARES Act. As there is still substantial uncertainty about PPP forgiveness qualifications, we make no representations that we will qualify for forgiveness of all or part of the PPP Loan. Due to the incomplete and changing regulations around the PPP, new pronouncements may also change our current compliance status under the law, and any potential allowable forgiveness of the outstanding PPP Loan amount. If we are required to repay the PPP Loan, we may need to incur other indebtedness and we cannot provide assurance that we can obtain additional indebtedness with the terms and availability needed for our ongoing operations.
U.S. tariffs and international trade disputes with China and/or others could increase the cost of our products or make our products more expensive for customers.
Between July 2018, and December 2019, the U.S. government imposed tariffs on a variety of imports from China with rates ranging from 10 percent to 25 percent and the Chinese government retaliated with tariffs ranging from 5 percent to 10 percent on U.S. imports. The U.S. and China have been engaging in ongoing trade talks in the last two years. However, significant trade war tariffs still remain in effect that adversely impact our business, with no clear future outlook if and/or when changes to tariffs may occur. In addition, tariffs may decrease and/or increase depending on ongoing trade negotiations. With the noted uncertainty of future trade talks, these trade disputes may impact certain product lines that were previously not impacted by recent tariffs and our business could be adversely affected by increased costs in importing our products. These factors could make our products less competitive and reduce consumer demand. We are uncertain of the potential future magnitude that these and other potential trade disputes and policies that may have, and these factors could materially adversely affect our business, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
a. Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date

10.1	Cooperation Agreement, dated as of April 15, 2020, by and among the Company, Roumell Asset Management, LLC and other parties set forth therein.	8-K	001-34528	10.1	04/16/2020
10.2	Cooperation Agreement, dated as of April 15, 2020, by and among the Company, AREX Capital Management, LP and other parties set forth therein.	8-K	001-34528	10.2	04/16/2020
10.3	Fourth Amendment Agreement, dated as of April 15, 2020, by and among ZAGG Inc, as borrower, KeyBank National Association, Zions Bancorporation, N.A. dba Zions First National Bank, and MUFG Union Bank, N.A., as lenders, and KeyBank National Association, as administrative agent.	8-K	001-34528	10.3	04/16/2020
10.4	PPP Loan, dated as of April 13, 2020	8-K	001-34528	10.4	04/16/2020
10.5	ZAGG Inc Executive Severance Plan, dated as of April 15, 2020	8-K	001-34528	10.5	04/16/2020
10.6	First Amendment to the ZAGG Inc Amended and Restated 2013 Equity Incentive Plan, dated as of April 15, 2020					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended					X
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

ZAGG INC
(Registrant)

Dated: August 4, 2020	By:	/s/ CHRIS M. AHERN
Chris M. Ahern
Chief Executive Officer & Director
(Principal executive officer)

Dated: August 4, 2020	By:	/s/ TAYLOR D. SMITH
Taylor D. Smith
Chief Financial Officer
(Principal financial and accounting officer)