Form 10-Q
period 2020-09-30
ZAGG Inc
filed 2020-11-09
CIK 1296205

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________
FORM 10-Q
(Mark one)
☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
September 30, 2020, or
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,848,506 common shares as of November 9, 2020.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$16,115	$17,801
Accounts receivable, net of allowances of $1,088 and $1,143	91,196	142,804
Income tax receivable	7,980	—
Inventories	80,024	144,944
Prepaid expenses and other current assets	8,539	6,124
Total current assets	203,854	311,673

Property and equipment, net of accumulated depreciation of $14,354 and $14,159	15,759	18,019
Intangible assets, net of accumulated amortization of $105,168 and $95,632	51,704	63,110
Deferred income tax assets, net	23,680	22,657
Operating lease right of use assets	9,890	9,636
Goodwill	24,920	43,569
Other assets	243	567
Total assets	$330,050	$469,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,142	$87,303
Income tax payable	—	5,266
Sales returns liability	25,668	43,853
Accrued wages and wage-related expenses	6,225	6,328
Accrued liabilities	5,440	15,164
Current portion of other long-term liabilities	662	—
Current portion of operating lease liabilities	2,786	2,099
Total current liabilities	100,923	160,013

Line of credit	87,655	107,140
Operating lease liabilities	9,915	10,599
Other long-term liabilities	8,782	—
Total liabilities	207,275	277,752
Commitments and contingencies (Note 12 and Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized; 36,884 and 36,610 shares issued	37	37
Treasury stock, 7,055 and 7,055 common shares at cost	(50,455)	(50,455)
Additional paid-in capital	120,188	116,533
Accumulated other comprehensive loss	(962)	(1,631)
Retained earnings	53,967	126,995
Total stockholders’ equity	122,775	191,479
Total liabilities and stockholders’ equity	$330,050	$469,231
See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net sales	$115,456	$146,488	$283,554	$332,034
Cost of sales	77,023	92,143	240,751	216,108
Gross profit	38,433	54,345	42,803	115,926

Operating expenses:
Advertising and marketing	3,218	4,129	10,063	13,228
Selling, general, and administrative	23,849	33,967	80,185	100,036
Transaction costs	72	547	468	1,168
Impairment of goodwill	—	—	18,649	—
Loss on disposal of intangible assets and equipment	—	96	3,683	102
Amortization of intangible assets	3,357	3,948	10,258	13,013
Total operating expenses	30,496	42,687	123,306	127,547

Income (loss) from operations	7,937	11,658	(80,503)	(11,621)

Other income (expense):
Interest expense	(885)	(1,221)	(3,375)	(3,334)
Other income (expense)	867	(462)	1,086	214
Total other expense	(18)	(1,683)	(2,289)	(3,120)

Income (loss) before provision for income taxes	7,919	9,975	(82,792)	(14,741)

Income tax (provision) benefit	(1,700)	(1,293)	10,123	3,663

Net income (loss)	$6,219	$8,682	$(72,669)	$(11,078)

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share	$0.21	$0.30	$(2.44)	$(0.38)
Diluted earnings (loss) per share	$0.21	$0.30	$(2.44)	$(0.38)

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net income (loss)	$6,219	$8,682	$(72,669)	$(11,078)

Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	272	(941)	669	(956)
Total other comprehensive income (loss)	272	(941)	669	(956)

Total comprehensive income (loss)	$6,491	$7,741	$(72,000)	$(12,034)

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, June 30, 2020	36,884	$37	$118,862	$(1,234)	$(50,455)	$47,748	$114,958
Net income	—	—	—	—	—	6,219	6,219
Other comprehensive income	—	—	—	272	—	—	272
Stock-based compensation expense	—	—	1,326	—	—	—	1,326
Balances, September 30, 2020	36,884	$37	$120,188	$(962)	$(50,455)	$53,967	$122,775

	For the Nine Months Ended September 30, 2020
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, December 31, 2019	36,610	$37	$116,533	$(1,631)	$(50,455)	$126,995	$191,479
Cumulative effect of accounting change	—	—	—	—	—	(359)	(359)
Balance after cumulative effect of accounting change	36,610	37	116,533	(1,631)	(50,455)	126,636	191,120
Net loss	—	—	—	—	—	(72,669)	(72,669)
Other comprehensive income	—	—	—	669	—	—	669
Restricted stock release	270	—	—	—	—	—	—
Employee stock purchase plan release	4	—	39	—	—	—	39
Stock-based compensation expense	—	—	3,930	—	—	—	3,930
Payment of withholding taxes on restricted stock units	—	—	(314)	—	—	—	(314)
Balances, September 30, 2020	36,884	$37	$120,188	$(962)	$(50,455)	$53,967	$122,775

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

	For the Three Months Ended September 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, June 30, 2019	36,140	$36	$111,279	$(1,425)	$(50,455)	$93,315	$152,750
Net loss	—	—	—	—	—	8,682	8,682
Other comprehensive income	—	—	—	(941)	—	—	(941)
Restricted stock release	19	—	—	—	—	—	—
Employee stock purchase plan release	4	—	48	—	—	—	48
Stock-based compensation expense	—	—	631	—	—	—	631
Payment of withholding taxes on restricted stock units	—	—	(41)	—	—	—	(41)
Balances, September 30, 2019	36,163	$36	$111,917	$(2,366)	$(50,455)	$101,997	$161,129

	For the Nine Months Ended September 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Treasury Stock	Retained Earnings	Total Stockholders’ Equity

Balances, December 31, 2018	34,457	$34	$96,486	$(1,410)	$(49,733)	$113,114	$158,491
Cumulative effect of accounting change	—	—	—	—	—	(39)	(39)
Balance after cumulative effect of accounting change	34,457	34	96,486	(1,410)	(49,733)	113,075	158,452
Net loss	—	—	—	—	—	(11,078)	(11,078)
Other comprehensive loss	—	—	—	(956)	—	—	(956)
Treasury stock purchase	—	—	—	—	(722)	—	(722)
Restricted stock release	241	—	—	—	—	—	—
Employee stock purchase plan release	7	—	61	—	—	—	61
Stock-based compensation expense	—	—	3,291	—	—	—	3,291
Payment of withholding taxes on restricted stock units	—	—	(887)	—	—	—	(887)
Shares issued as consideration for acquisition	1,458	2	12,966	—	—	—	12,968
Balances, September 30, 2019	36,163	$36	$111,917	$(2,366)	$(50,455)	$101,997	$161,129

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019

Cash flows from operating activities:
Net loss	$(72,669)	$(11,078)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,930	3,291
Depreciation and amortization	15,435	18,007
Deferred income tax assets	(762)	(1,666)
Loss on disposal of intangible assets and equipment	3,683	102
Amortization of deferred loan costs	420	161
Impairment of goodwill	18,649	—
Right of use asset expenses	1,904	1,897
Changes in operating assets and liabilities:
Accounts receivable, net	52,132	20,813
Inventories	65,606	(53,079)
Prepaid expenses and other current assets	(2,519)	1,883
Other assets	249	381
Accounts payable	(27,304)	14,758
Income tax payable	(13,466)	(3,033)
Sales returns liability	(18,305)	(15,751)
Accrued wages and wage related expenses	(110)	1
Accrued liabilities	(6,050)	103
Lease liabilities	(2,307)	(1,913)
Other	(641)	320
Net cash provided by (used in) operating activities	17,875	(24,803)

Cash flows from investing activities:
Purchase of property and equipment	(5,495)	(7,002)
Proceeds from disposal of equipment	—	2
Purchase of HALO, net of cash acquired	—	(20,364)
Net cash used in investing activities	(5,495)	(27,364)

Cash flows from financing activities:
Proceeds from revolving credit facility	106,130	243,140
Payments on revolving credit facility	(125,615)	(190,140)
Proceeds from the paycheck protection program loan	9,444	—
Contingent liability payments for HALO	(3,724)	—
Purchase of treasury stock	—	(722)
Payment of withholding on restricted stock units	(314)	(848)
Payment of debt issuance costs	(257)	(40)
Proceeds from issuance of stock under employee stock purchase plan	39	61
Net cash (used in) provided by financing activities	(14,297)	51,451

Effect of foreign currency exchange rates on cash equivalents	231	(408)

Net decrease in cash and cash equivalents	(1,686)	(1,124)

Cash and cash equivalents at beginning of the period	17,801	15,793
Cash and cash equivalents at end of the period	$16,115	$14,669

See accompanying notes to condensed consolidated financial statements.

ZAGG INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,953	$3,154
Cash paid during the period for income taxes, net	4,107	1,009
Cash paid during the period for rent expenses included in the measurement of lease liabilities	2,749	2,393

Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment financed through accounts payable	$246	$742
Withholding tax on restricted stock units recorded in accrued wages and wage related expenses	—	39
Purchase of HALO through amounts due to seller, contingent payments and common stock	—	16,642
Noncash change in lease asset and operating liabilities from reassessment of existing leases and addition of new leases	2,159	2,473

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
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position, the results of operations, and cash flows of the Company for the periods presented. The Company recommends that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Coronavirus Outbreak and Company Impact
In December 2019, a mutated strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. The outbreak, which had previously been concentrated in China, has largely spread through the U.S. and the world. This COVID-19 pandemic has materially impacted the Company's financial condition and results of operations. The Company recommends that the condensed consolidated financial statements and notes thereto in this Quarterly Report on Form 10-Q be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I to this Quarterly Report on Form 10-Q, and the Company's Risk Factors in Item 1A of Part II to this Quarterly Report on Form 10-Q for further information.
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
Adoption of Accounting Standards Codification (“ASC”) Topic 326, “Financial Instruments - Credit Losses”
The Company adopted ASC Topic 326,“Financial Instruments - Credit Losses” (“Topic 326”) with a date of initial application of January 1, 2020. As a result of this adoption, the Company has changed its accounting policy for estimating allowance for credit losses on its accounts receivable, as detailed below.
The Company applied Topic 326 prospectively by recording a cumulative effect adjustment in retained earnings beginning January 1, 2020, which allows for the application of the standard solely to the transition period in 2020 but does not require application to prior fiscal comparative periods presented. Therefore, the prior period comparative information has not been adjusted and continues to be reported under the previous incurred credit loss allowance methodology.
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
As of September 30, 2020, the Company determined the baseline of credit loss percentage should be increased in response to the COVID-19 pandemic and estimated the allowance for credit losses to be $1,088.
(2)    REVENUE
Disaggregation of revenue from contracts with customers
In the following tables, revenue from contracts with customers are disaggregated by key product lines, key distribution channels, and key geographic regions.
The percentage of net sales related to the Company’s key product lines for the three and nine months ended September 30, 2020, and 2019, was approximately as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Protection (screen protection and cases)	63%	59%	60%	57%
Power (power management and power cases)	26%	31%	28%	31%
Productivity (keyboards and other)	6%	7%	9%	8%
Audio	5%	3%	3%	4%
During the three and nine months ended September 30, 2020, the Company revised the online channel to include sales to a key direct-to-consumer customer whose sales were included within the indirect channel in prior periods. The Company also made the same change to 2019 net sales by key distribution channels to make the net sales comparable. The percentage of net sales related to the Company’s key distribution channels for the three and nine months ended September 30, 2020, and 2019, was approximately as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Indirect channel	84%	86%	82%	82%
Online	12%	9%	14%	12%
Franchisees	4%	5%	4%	6%

The percentage of net sales related to the Company’s key geographic regions for the three and nine months ended September 30, 2020, and 2019, was approximately as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

United States	74%	79%	78%	75%
Europe	19%	12%	16%	13%
Other	7%	9%	6%	12%
Contract Balances
Timing of revenue recognition may differ from timing of invoicing to customers or timing of consideration received. The following table provides information about receivables, right of return assets, contract liabilities, refund liabilities, and warranty liabilities from the Company’s contracts with customers as of September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019

Receivables, which comprises the balance in accounts receivable, net of allowances	$91,196	$142,804
Right of return assets, which are included in prepaid expenses and other current assets	431	2,177
Refund liabilities, which are included in sales return liability	23,175	39,790
Warranty liabilities, which are included in sales return liability	2,493	4,063
Contract liabilities, which are included in accrued liabilities	30	39
The current balance of the right of return assets is the estimated amount of inventory to be returned that is expected to be resold. The current balance of refund liabilities is the expected amount of estimated sales returns, discounts, and other credits from sales that have occurred. The current balance of warranty liabilities is the expected amount of warranty claim returns from sales that have occurred. The current balance of contract liabilities primarily relates to the advance consideration received from customers for products for which transfer of control has not yet occurred and therefore, revenue is deferred and will be recognized when the transfer of control has been completed.
The following table summarizes the activities in the Company’s warranty liabilities for the nine months ended September 30, 2020, and 2019:

	For the Nine Months Ended
	September 30, 2020	September 30, 2019

Balance at beginning of period	$4,063	$4,646
Accrual for product warranty	3,372	7,858
Warranty claims charged	(4,943)	(8,581)
Foreign currency translation gain	1	—
Balance at end of period	$2,493	$3,923

(3)    ACQUISITION OF HALO
On January 3, 2019 (the “Acquisition Date”), ZAGG Hampton LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a membership interest purchase agreement (the “Purchase Agreement”) with Halo2Cloud, LLC (“HALO”) and its equity owners to acquire all of the outstanding equity interests of HALO (the “HALO Acquisition”). HALO is a leading direct-to-consumer mobile accessories company with an extensive intellectual property portfolio that specializes in wireless charging, car and wall chargers, portable power, and other accessories. The Company acquired HALO primarily to enter into new distribution channels and to expand its product and intellectual property portfolio.
During the nine months ended September 30, 2020, the Company paid $4,089 to HALO upon the achievement of the target Adjusted EBITDA as set forth in the Purchase Agreement and also $2,130 to HALO for cash held back by the Company at the Acquisition Date in relation to HALO's indemnification obligations.
(4)    INVENTORIES
As a result of current and expected 2020 demand reductions due to the COVID-19 pandemic, the Company reassessed the (1) long-term profitability of all brands and product lines, and (2) the recoverability of inventory on-hand in the first half of 2020 (the “Strategic Review”). As a result of the Strategic Review, the Company determined to discontinue the BRAVEN audio brand, exit the fitted battery case product category, and simplify the following product lines: IFROGZ audio, ZAGG keyboards, and mophie power stations. Ultimately, the demand reduction linked to COVID-19 combined with these efforts to exit less profitable categories, resulted in a write-down to inventory during the first quarter of 2020 of $44,833, which was included in the cost of sales in the condensed consolidated statements of operations.
Inventories consisted of the following as of September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019

Finished goods	$78,702	$142,054
Raw materials	1,322	2,890
Total inventories	$80,024	$144,944
Included in prepaid expenses and other current assets were inventory deposits with third-party manufacturers of $4,961 and $148 as of September 30, 2020, and December 31, 2019, respectively.
(5)    PROPERTY AND EQUIPMENT
In connection with the Strategic Review, the Company determined to dispose of certain equipment and molds that would no longer be used on go-forward brands and product lines, and wrote-off $2,535 during the first quarter of 2020. These write-offs were included in loss on disposal of intangible assets and equipment in the condensed consolidated statements of operations.
Property and equipment, net consisted of the following as of September 30, 2020, and December 31, 2019:

	Useful Lives	September 30, 2020	December 31, 2019

Equipment and molds	3 to 10 years	$16,471	$18,851
Leasehold improvements	1 to 8 years	7,053	7,710
Building and improvements	40 years	2,429	2,429
Computer equipment and software	3 to 5 years	2,266	1,237
Furniture and fixtures	7 years	1,858	1,876
Automobiles	5 years	36	75
Property and equipment, gross		30,113	32,178
Less accumulated depreciation and amortization		(14,354)	(14,159)
Property and equipment, net		$15,759	$18,019

For the three months ended September 30, 2020, and 2019, depreciation expense was $1,733 and $1,803, respectively, which were included as a component of selling, general, and administrative expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2020, and 2019, depreciation expense was $5,177 and $4,994, respectively, which were included as a component of selling, general, and administrative expense in the condensed consolidated statements of operations.
(6)    GOODWILL AND INTANGIBLE ASSETS
There was no change in goodwill during the three months ended September 30, 2020. There was an $18,649 impairment to goodwill during the nine months ended September 30, 2020, as the carrying value of the Company's net assets as of March 31, 2020, exceeded the Company's calculation of its diminished market capitalization caused by a decrease of the Company's stock price that occurred during the three months ended March 31, 2020. The market capitalization was determined by multiplying the total number of the Company's outstanding shares by the Company's average stock price for a determined reasonable period with an estimated additional control premium included as part of the market capitalization. This adjustment was recorded during the first quarter of 2020.
There was no change in goodwill during the three months ended September 30, 2019. During the nine months ended September 30, 2019, goodwill increased by $15,931 in connection with the HALO Acquisition.
The following table summarizes the changes in goodwill during the nine months ended September 30, 2020, and the twelve months ended December 31, 2019:

	For the Nine Months Ended	For the Twelve Months Ended
	September 30, 2020	December 31, 2019

Balance at beginning of period	$43,569	$27,638
Addition in connection with the acquisition of HALO	—	15,931
Impairment of goodwill	(18,649)	—
Balance at end of period	$24,920	$43,569
There were no additions to intangible assets during the three and nine months ended September 30, 2020.
There were no additions to intangible assets for the three months ended September 30, 2019. For the nine months ended September 30, 2019, as a consequence of the HALO Acquisition, intangible assets increased $28,061 for patents and technology, trade names, customer relationships, net of unfavorable leases obtained. During the nine months ended September 30, 2020, the Company discontinued its use of certain trade names, patents and technology in connection with the Strategic Review. As such, a loss of $1,148 was recorded to reduce intangible assets and was included in loss on disposal of intangible assets and equipment in the condensed consolidated statements of operations. This adjustment was recorded during the first quarter of 2020. Other than the previously noted loss of $1,148, there was no other losses and/or impairments of intangible assets for the three and nine months ended September 30, 2020, and 2019.
Intangible assets, net of accumulated amortization as of September 30, 2020, and December 31, 2019, were as follows:

	September 30, 2020	Weighted Average Amortization Period	December 31, 2019	Weighted Average Amortization Period

Trade names	$21,459	9.7 years	$25,871	9.7 years
Customer relationships	17,742	7.7 years	21,514	7.7 years
Patents and technology	12,353	8.4 years	15,306	8.3 years
Non-compete agreements	150	4.9 years	419	4.9 years
Total intangible assets, net of accumulated amortization	$51,704	8.3 years	$63,110	8.3 years

(7)    INCOME TAXES
For interim periods, the tax provision is generally determined utilizing an estimate of the Company’s annual effective tax rate adjusted for discrete items, if any. Due to the Company's year-to-date loss and forecasted loss for the year, the tax benefit related to the net loss during the nine months ended September 30, 2020, was limited to the expected annual tax benefit for the year ended December 31, 2020. The Company’s effective tax rate was 21% and 12% for the three and nine months ended September 30, 2020, respectively. The Company’s effective tax rate was 13% and 25% for the three and nine months ended September 30, 2019, respectively. Any changes in the effective tax rate for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to the impact of the methodology used in the tax provision calculation described above, as well as an inclusion of an additional benefit related to the projected carryback of the net operating loss (“NOL”). Under the CARES Act, a temporary five-year NOL carryback enables most corporate taxpayers to offset 2015 income taxed at 35% by 2020 income taxed at 21%. This projected benefit is included in the effective tax rate for the period. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items including amounts disallowed under §162(m) of the Internal Revenue Code, the Company’s global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.
(8)    LONG-TERM DEBT
Long-term debt, net as of September 30, 2020, and December 31, 2019, was as follows:

	September 30, 2020	December 31, 2019

Line of credit	$87,655	$107,140
PPP Loan (which comprises the balances in current portion of other long-term liabilities and other long-term liabilities)	9,444	—
Total debt outstanding	$97,099	$107,140
Current portion of other long-term liabilities	662	—
Total long-term debt outstanding	$96,437	$107,140
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
The Fourth Amendment Agreement temporarily increased the revolving credit amount from $125,000 to $144,800 from April 13, 2020, through March 31, 2021, respectively. Under the Fourth Amendment Agreement, interest rates were revised to add an additional 50 basis points to the prior rates; the applicable interest rates are based on the Company's leverage ratio as defined in the Fourth Amendment Agreement.
In connection with the Fourth Amendment Agreement, the Company paid approximately $257 in debt issuance costs.
As of September 30, 2020, there were no letters of credit issued, and $57,145 was available to be issued for letters of credit under the terms of the 2018 Credit and Security Agreement, as amended.
On April 13, 2020, the Company entered into a loan agreement with KeyBank as the lender under the Paycheck Protection Program of the CARES Act administered by U.S. Small Business Administration (the “SBA”), and on April 17, 2020 (the “Disbursement Date”), received a loan in the amount of $9,444 (the “PPP Loan”) to help sustain its employee payroll costs, rent, and utilities due to the impact of the COVID-19 pandemic. Under the Paycheck Protection Program, the Company's PPP Loan is fully forgivable if the Company meets certain requirements and receives formal approval, as defined by the CARES Act, subject to an audit by the SBA. The Company intends to seek partial or full forgiveness of the PPP Loan; however, there can be no assurance that the Company will obtain forgiveness of all or part of the PPP Loan amount. The interest rate for the PPP Loan is 1% per annum, and all required payments are deferred until August 2021 (interest will accrue over this deferral period). Unless the PPP Loan is fully or partially forgiven, the Company must pay $398 of the principal and interest every month once the deferral period is over and pay a balloon payment of $6,441 on the maturity date in April 2022, which is two years from the Disbursement Date.

(9)    STOCK-BASED COMPENSATION
The grant of restricted stock units with respective weighted-average fair value per share for the three and nine months ended September 30, 2020, and 2019, is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Units Granted	338	75	1,065	718
Weighted average fair value per share	$2.98	$6.59	$5.66	$9.48
The fair value of the restricted stock units granted is based on the closing share price of the Company’s common stock on the date of grant. The restricted stock units vest annually on a straight-line basis over a nine-month (annual board of directors’ grant) to a three-year vesting term, depending on the terms of the individual grant.
None of the the 338 and 75 restricted stock units granted during the three months ended September 30, 2020, and 2019, respectively, were related to performance-based restricted stock where vesting is linked to specific performance criterion. As part of the 1,065 and 718 restricted stock units granted during the nine months ended September 30, 2020, and 2019, respectively, the Company granted 417 and 287 restricted stock units to certain executives and employees of the Company where vesting is linked to specific performance criterion. These performance-based restricted stock units only vest upon the (1) Company’s achievement of specified thresholds of net sales, Adjusted EBITDA, and other specific net sales and profitability goals, and (2) continued employment through the applicable vesting date.
The estimated fair value of the restricted stock units is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. The following are stock-based compensation expenses related to restricted stock units recorded for the three and nine months ended September 30, 2020, and 2019, respectively, which are included as a component of selling, general, and administrative expense on the condensed consolidated statement of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Stock-based compensation expense	$1,326	$631	$3,930	$3,291
Certain Company employees have elected to receive a net amount of shares upon the vesting of restricted stock unit grants in exchange for the Company paying up to the maximum statutory withholding amount of the employees’ tax liabilities for the fair value of the award on the vesting date. These elections have resulted in the Company recording $0 and $314, respectively, during the three and nine months ended September 30, 2020, and $41 and $887, respectively, during the three and nine months ended September 30, 2019, reflected as a reduction of additional paid-in capital. All of the $314 recorded as a reduction of additional paid-in capital was paid as of September 30, 2020. Of the $887 recorded as a reduction of additional paid-in capital, $39 was included in accrued wages and wage related expenses as of September 30, 2019.
(10)    EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per common share excludes dilution and is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share, when applicable, reflects the potential dilution that could occur if stock options, restricted stock, or other common stock equivalents were exercised or converted into common stock. The dilutive effect of stock options or other common stock equivalents is calculated using the treasury stock method.

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per common share and diluted earnings (loss) per common share for the three and nine months ended September 30, 2020, and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Net income (loss)	$6,219	$8,682	$(72,669)	$(11,078)
Weighted average shares outstanding:
Basic	29,829	29,077	29,796	29,009
Dilutive effect of restricted stock units	2	50	—	—
Diluted	29,831	29,127	29,796	29,009
Earnings (loss) per share:
Basic	$0.21	$0.30	$(2.44)	$(0.38)
Diluted	$0.21	$0.30	$(2.44)	$(0.38)
For the three months ended September 30, 2020, and 2019, respectively, 1,192 and 562 restricted stock units used to purchase shares of common stock were not considered in calculating diluted earnings per share as their effect would have been anti-dilutive. For the nine months ended September 30, 2020 and 2019, respectively, 1,529 and 776 restricted stock units were not considered in calculating diluted loss per share because the Company was in a loss position and, therefore, the effect would have been anti-dilutive.
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
During the three and nine months ended September 30, 2020, the Company did not purchase any shares of the Company's common stock. During the three months ended September 30, 2019, the Company did not purchase any shares of the Company's common stock. During the nine months ended September 30, 2019, the Company purchased 72 shares of the Company's common stock under the 2015 Stock Repurchase Program for total consideration of $722 with a weighted average price of $10 per share, which included commissions and processing fees totaling $2. As of September 30, 2020, and December 31, 2019, a total of $20,000 remained authorized for the repurchase of the Company's outstanding common stock under the 2019 Stock Repurchase Program.
The consideration paid has been recorded within stockholders’ equity in the condensed consolidated balance sheet.
(12)    LEASES
The Company has operating leases for offices, retail stores, and warehouse space that expire through 2027. The Company’s leases have remaining lease terms of 4 months to 7.3 years, some of which include options to extend the leases up to 10 years. For the three and nine months ended September 30, 2020, rent expense was $905 and $2,924, respectively. For the three and nine months ended September 30, 2019, rent expense was $1,123 and $2,775, respectively. Rent expense is recognized on a basis which approximates straight-line over the lease term and is recorded as a component of selling, general, and administrative expense on the condensed consolidated statement of operations. As of September 30, 2020, the Company had a weighted-average remaining lease term of 4.5 years and a weighted-average discount rate used to calculate the lease liability of 4.37%.

Future maturities of lease liabilities as of September 30, 2020, were as follows:

Remaining of 2020	$879
2021	3,321
2022	3,223
2023	2,796
2024	1,858
Thereafter	1,977
Total lease payments	14,054
Less: imputed interest	(1,353)
Lease liabilities	$12,701
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
Michael Young and Dan Dolar, individually and on behalf of other similarly situated individuals, Plaintiff, v. mophie Inc., Defendant, U.S. District Court, Central District of California, Case No. 8:19-cv-00827-JVS-DFM. This action started with a complaint filed by Young against mophie on May 2, 2019. On June 13, 2019, Young and Dolar joined together as plaintiffs and filed a first amended complaint (the “FAC”). In the FAC, Young and Dolar allege, among other things, that mophie has engaged in unfair and deceptive acts and practices in violation of California and Florida laws, violation of purportedly material identical state consumer protection statutes in various other states, violation of the Magnuson-Moss Warranty Act, breach of express warranty, and unjust enrichment. The FAC is based on Young’s and Dolar’s allegation that mophie mischaracterizes the mAh ratings of the batteries in certain of its products. Young and Dolar seek to certify a class of consumers nationwide and in various states who purchased mophie battery-enabled products. The FAC does not specify an amount of damages claimed, but alleges that damages will be in excess of $5,000. mophie denies that it has engaged in the alleged practices, and intends to vigorously defend the lawsuit. On October 1, 2020, the parties entered into a written settlement agreement. Pursuant to this agreement, mophie will pay a nominal service award to Young and Dolar, reimburse their counsel for up to $325 in attorney fees, costs and expenses, and agrees to entry of a permanent injunction ordering changes to its package labeling and advertising practices for certain battery products. There is currently pending a motion for court approval of the parties’ settlement agreement.
SEC Investigation
In September 2020, the Company received a subpoena from the SEC seeking documents related to certain sales transactions from late 2018, the inventory write down disclosed in the Company’s May 28, 2020 Form 10-Q, and related accounting practices and guidance. The Company has been cooperating and intends to continue cooperating fully with the SEC’s investigation. Following receipt of the subpoena, the Company began an internal investigation with the assistance of outside counsel and forensic accountants. The investigation is ongoing and is being directed by the Audit Committee. At this time, the Company is unable to predict the outcome of this matter or provide meaningful quantification of how the final resolution of this matter may impact its future consolidated financial statements, results of operations, or cash flows.

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
The Company establishes reserves when a particular contingency is probable and estimable. The Company has accrued estimated liabilities of $400 and $750 in the condensed consolidated balance sheets as of September 30, 2020, and December 31, 2019, respectively.
(14)    CONCENTRATIONS
Concentration of credit risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high credit quality financial institutions. The Company maintains its cash in bank deposit accounts, which customarily exceed federally insured limits. The Company has not experienced any losses in cash accounts for the nine months ended September 30, 2020, and 2019.
As of September 30, 2020, and December 31, 2019, accounts receivable for Best Buy Co., Inc. (“Best Buy”) and Verizon Wireless (“Verizon”) exceeded 10% of the Company's aggregate accounts receivable. The amount of accounts receivable for each of these customers are outlined as follows:

	September 30, 2020	December 31, 2019

Best Buy	16%	14%
Verizon	13%	24%
Other than the customers noted in the table above, no other customer account balances exceeded 10% of the Company's aggregate accounts receivable as of September 30, 2020, and December 31, 2019. If one or more of the Company’s significant customers were to become insolvent or were otherwise unable to pay for the products provided, it could have a material adverse effect on the Company’s financial condition and results of operations.
Concentration of net sales
For the three and nine months ended September 30, 2020, purchases by Best Buy exceeded 10% of net sales. For the nine months ended September 30, 2020, and for the three and nine months ended September 30, 2019, purchases by Verizon exceeded 10% of net sales. The amount of net sales for each of these customers are outlined as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Best Buy	14%	9%	11%	9%
Verizon	9%	23%	15%	15%
For the three and nine months ended September 30, 2020, and 2019, no other customers exceeded 10% of net sales.
Although the Company has contracts in place governing the relationships with its retail distribution customers (“Retailers”), the contracts are not long-term and all Retailers generally purchase from the Company using purchase orders. As a result, these Retailers generally may, with little or no notice or penalty, cease ordering and selling the Company’s products, or materially reduce their orders. If any of these Retailers cease selling the Company’s products, slow their rate of purchase of its products, or decrease the number of products they purchase, the Company’s results of operations could be adversely affected.

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
To better implement our Corporate Objectives and Core Values, we have also adopted six Cultural Beliefs that guide us daily:
•Be Brave - I respectfully listen, speak candidly, consistently exchange feedback, and communicate broadly.
•Be Accountable - I see it, own it, solve it, and do it.
•Be Better - I relentlessly pursue opportunities to improve.
•Reach Out - I reach across all boundaries to collaborate and create alignment.
•Take Charge - I make decisions, take the necessary risks, and act with no fear of failure.
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
InvisibleShield Glass is designed to provide premium screen protection and clarity, along with a superior feel and compatible touch sensitivity. Beside these basic protection functions from impacts and scratches, we also provide the InvisibleShield Glass VisionGuard products feature EyeSafe® technology that filters out portions of the high-energy visible blue light spectrum emanating from device screens, while maintaining the superior color performance of the device display.
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
In response to the COVID-19 pandemic, we implemented plans to simplify our business and focus on profitable growth (the “Strategic Review”). As part of the Strategic Review, we determined to discontinue participation in the fitted battery case category and to reduce our mobile power offerings under our power station product line.
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
Results of Operations
(Amounts in thousands, except per share data)
Three months ended September 30, 2020, and 2019

	For the Three Months Ended
	September 30, 2020		September 30, 2019
	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$115,456	100.0%	$146,488	100.0%
Gross profit	38,433	33.3	54,345	37.1
Operating expenses	30,496	26.4	42,687	29.1
Other expense, net	(18)	—	(1,683)	(1.1)
Income tax provision	(1,700)	(1.5)	(1,293)	(0.9)
Net income	6,219	5.4	8,682	5.9
Net sales
Net sales for the three months ended September 30, 2020, were $115,456, compared to net sales of $146,488 for the three months ended September 30, 2019, a decrease of $31,032 or 21%. The $31,032 decrease in net sales was primarily attributable to retail store closures and related demand reductions due to the global COVID-19 pandemic and the delay of the 2020 launch of Apple's newest iPhones into the early fourth quarter of 2020.
Gross profit
Gross profit for the three months ended September 30, 2020, was $38,433 or approximately 33% of net sales, compared to $54,345 or approximately 37% of net sales for the three months ended September 30, 2019. The decrease in gross profit margin percentage was primarily attributable to (1) increased freight rates and expedited freight charges as we chased demand at the end of the third quarter, and (2) the sale of excess inventory at margins lower than our historical average. The decrease was partially offset by (1) lower duty rates from the extensions of the screen protection and wireless charging exemptions to the end of 2020, and (2) the recognition of expected duty refunds partially offset by the reduction in capitalized duties which were expensed as inventory was sold during the quarter.
Operating expenses
Total operating expenses for the three months ended September 30, 2020, were $30,496, compared to operating expenses of $42,687 for the three months ended September 30, 2019, a decrease of $12,191 or 29%. The $12,191 decrease in operating expenses was primarily attributable to cost reduction initiatives in response to COVID-19, including (1) a decrease in salaries and related expenses from the furlough of certain employees, (2) reduced in-channel marketing spend, and (3) the elimination of global discretionary spend.
Other expense, net
For the three months ended September 30, 2020, total other expense, net was $18 compared to total other expense, net of $1,683 for the three months ended September 30, 2019. The change in other expense, net is primarily attributable to an increase of gains on foreign exchange transactions.

Income tax provision
We recognized an income tax provision of $1,700 for the three months ended September 30, 2020, compared to an income tax provision of $1,293 for the three months ended September 30, 2019. Our effective tax rate was 21% and 13% for the three months ended September 30, 2020, and 2019, respectively. Any change in the effective tax rate for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily due to the impact of the methodology used in the current tax provision calculation above, as well as an inclusion of an additional benefit related to the projected carryback of the net operating loss (“NOL”). Under the CARES Act, a temporary five-year NOL carryback enables most corporate taxpayers to offset 2015 income taxed at 35% by 2020 income taxed at 21%. This projected benefit is included in the effective tax rate for the period. Due to the expected loss before taxes for the year ended December 31, 2020, the tax benefit is limited to the expected annual tax benefit for the year. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items, the Company’s global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.
Net income
We reported net income of $6,219 or $0.21 per share on a fully diluted basis for the three months ended September 30, 2020, compared to net income of $8,682 or $0.30 per share on a fully diluted basis for the three months ended September 30, 2019.
Nine months ended September 30, 2020, and 2019

	For the Nine Months Ended
	September 30, 2020		September 30, 2019
	Amount	% of Net Sales	Amount	% of Net Sales

Net sales	$283,554	100.0%	$332,034	100.0%
Gross profit	42,803	15.1	115,926	34.9
Operating expenses	123,306	43.5	127,547	38.4
Other expense, net	(2,289)	(0.8)	(3,120)	(0.9)
Income tax benefit	10,123	3.6	3,663	1.1
Net loss	(72,669)	(25.6)	(11,078)	(3.3)
Net sales
Net sales for the nine months ended September 30, 2020, were $283,554, compared to net sales of $332,034 for the nine months ended September 30, 2019, a decrease of $48,480 or 15%. The $48,480 decrease in net sales was primarily attributable to retail store closures and related demand reductions due to the global COVID-19 pandemic and the delay of the 2020 launch of Apple's newest iPhones into the early fourth quarter of 2020.
Gross profit
Gross profit for the nine months ended September 30, 2020, was $42,803 or approximately 15% of net sales, compared to $115,926 or approximately 35% of net sales for the nine months ended September 30, 2019. The decrease in gross profit margin percentage was primarily attributable to (1) the March 2020 inventory write-downs of $44,833 primarily linked to the discontinuation of certain brands and product lines resulting from our Strategic Review, combined with decreased demand due to the effects of COVID-19, (2) increased freight rates and expedited freight charges, and (3) the sale of excess inventory at margins lower than our historical average. Excluding the impact from the inventory write-downs, the adjusted gross profit margin was 31% for the nine months ended September 30, 2020, compared to 35% for the nine months ended September 30, 2019.
Operating expenses
Total operating expenses for the nine months ended September 30, 2020, were $123,306, compared to operating expenses of $127,547 for the nine months ended September 30, 2019, a decrease of $4,241 or 3%. The $4,241 decrease in operating expenses was primarily attributable to cost reduction initiatives in response to COVID-19, including (1) a decrease in salaries and related expenses from the furlough of certain employees, elimination of bonuses in the second quarter of 2020, and reductions in salary of executives and senior management, (2) reduced in-channel marketing spend, and (3) the elimination of global discretionary spend. The decrease was partially offset by (1) an $18,649 impairment charge to goodwill resulting from the carrying value of our net assets exceeding our market capitalization, (2) a $2,535 charge from the write-off of product tooling linked to discontinued brands and product lines, (3) a $1,148 write-off recorded for the intangible assets resulting from discontinued brands and product lines, and (4) $786 incurred in connection with the lay-off of certain employees in 2020.

Other expense, net
For the nine months ended September 30, 2020, total other expense, net was $2,289 compared to total other expense, net of $3,120 for the nine months ended September 30, 2019. The decrease in total other expense, net is primarily attributable to an increase of gains on foreign exchange transactions.
Income tax provision
We recognized an income tax benefit of $10,123 for the nine months ended September 30, 2020, compared to an income tax benefit of $3,663 for the nine months ended September 30, 2019. Our effective tax rate was 12% and 25% for the nine months ended September 30, 2020, and 2019, respectively. The change in the effective tax rate for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to the impact of the methodology used in the current tax provision calculation above as well as an inclusion of an additional benefit related to the projected carryback of the NOL. Under the CARES Act, a temporary five-year NOL carryback enables most corporate taxpayers to offset 2015 income taxed at 35% by 2020 income taxed at 21%. This projected benefit is included in the effective tax rate for the period. Due to the expected loss before taxes for the year ended December 31, 2020, the tax benefit is limited to the expected annual tax benefit for the year. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items, the Company’s global tax strategy, and the inclusion of global intangible low taxed income and the corresponding foreign tax credit.
Net loss
We reported net loss of $72,669 or $2.44 per share on a fully diluted basis for the nine months ended September 30, 2020, compared to a net loss of $11,078 or $0.38 per share on a fully diluted basis for the nine months ended September 30, 2019.
Liquidity and Capital Resources (Amounts in thousands)
Liquidity is a measurement of our ability to generate adequate amounts of cash to meet both our current and future obligations, including ongoing commitments to fund continuing operations and capital expenditures, repay our debt, purchase treasury shares, and acquire businesses. As of September 30, 2020, our principal sources of liquidity were cash generated by operations and proceeds received from the PPP Loan (as defined below). Our principal uses of cash were primarily for repayment of the 2018 Revolver (as defined below), contingent liability payments in connection with the acquisition of HALO, and working capital needs. As of December 31, 2019, our principal sources of liquidity was net borrowings from the 2018 Revolver. Our principal uses of cash were for operating activities, purchase of property and equipment, payments for the net share settlement of restricted stock units, purchase of treasury shares, and business acquisitions.
Cash and Cash Equivalents
Cash and cash equivalents on-hand decreased to $16,115 on September 30, 2020, from $17,801 on December 31, 2019, a decrease of $1,686. The decrease in cash is largely the result of $19,485 net payments against the 2018 Revolver, partially offset by $17,875 provided by operating activities and $9,444 of proceeds received from the PPP Loan to cover employee payroll costs, rent, and utilities during the initial severe impact period of the COVID-19 pandemic.
Cash Flows

	For the Nine Months Ended September 30,
	2020	2019

Net cash flow provided by (used in):
Operating activities	$17,875	$(24,803)
Investing activities	(5,495)	(27,364)
Financing activities	(14,297)	51,451
Effect of foreign currency exchange rates on cash and cash equivalents	231	(408)
Net decrease in cash and cash equivalents	$(1,686)	$(1,124)

Operating Activities
Net cash provided from operating activities was $17,875 for the nine months ended September 30, 2020, compared to $24,803 of net cash used in operating activities for the nine months ended September 30, 2019, a net change of $42,678. The change was primarily due to (1) a decrease in use of cash for inventory for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, and (2) higher collections on accounts receivable resulting in a lower balance of receivables for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. These increases were partially offset by an increase in cash used to pay our vendors.
Investing Activities
Net cash used in investing activities was $5,495 for the nine months ended September 30, 2020, compared to $27,364 of net cash used in investing activities for the nine months ended September 30, 2019, a net change of $21,869. The change was primarily due to $20,364 of cash used in the acquisition of HALO in 2019 and decreased spending in purchases of property and equipment for the nine months ended September 30, 2020.
Financing Activities
Net cash used in financing activities was $14,297 for the nine months ended September 30, 2020, compared to $51,451 of net cash provided by financing activities for the nine months ended September 30, 2019, a net change of $65,748. The change was primarily due to a higher ratio of net payments made on the 2018 Revolver relative to net proceeds received from that revolving credit facility for the nine months ended September 30, 2020, compared to a higher ratio of net proceeds received from the 2018 Revolver relative to net payments made on that revolving credit facility for the nine months ended September 30, 2019, partially offset by proceeds received from the PPP Loan.
Working Capital
Working capital is a non-GAAP measurement which is defined by us as current assets less current liabilities. As of September 30, 2020, working capital was $102,931 compared to $151,660 as of December 31, 2019, a decrease of $48,729. The decrease in the working capital position was primarily attributable to changes in accounts receivable, inventories, including a $44,833 write-down of inventory during the nine months ended September 30, 2020, accounts payable and sales returns liability.
Accounts receivable, net of allowances, decreased to $91,196 on September 30, 2020, from $142,804 on December 31, 2019, a decrease of $51,608. The net decrease was primarily attributable to the collection of accounts receivable since year-end combined with lower sales during the third quarter of 2020 in comparison to the fourth quarter of 2019.
Inventories decreased to $80,024 on September 30, 2020, from $144,944 on December 31, 2019, a decrease of $64,920. The net decrease was primarily attributable to a write-down of $44,833 of inventory due primarily by the effects of the COVID-19 pandemic and the Strategic Review conducted by management in response, and an increased focus on driving operational efficiency in inventory management.
Accounts payable decreased to $60,142 on September 30, 2020, from $87,303 on December 31, 2019, a decrease of $27,161. The net decrease was primarily attributable to lower seasonal inventory purchases and operating activities in the nine months ended September 30, 2020, in comparison to the fourth quarter of 2019, and payment on accounts payable outstanding on December 31, 2019, during the nine months ended September 30, 2020. In addition, in response to COVID-19 pandemic, we implemented several initiatives to control operating costs which has decreased the accounts payable balance as of September 30, 2020.
Share Repurchase Program
During the third quarter of 2015, our board of directors approved a stock repurchase program with no expiration date. On March 11, 2019, our board of directors authorized the cancellation of the 2015 stock repurchase program, and authorized a new stock repurchase program that grants us the right to repurchase up to $20,000 of our outstanding common stock. As of September 30, 2020, we have $20,000 remaining under this program.
Debt and Credit Facilities
We entered into the 2018 Credit and Security Agreement, as amended, to obtain a secured revolving credit facility (the “2018 Revolver”) and letters of credit. We use the net borrowing from the 2018 Revolver for general corporate purposes, including funding for working capital, purchase of property and equipment, purchase of treasury shares and business acquisitions. As of September 30, 2020, we had $87,655 of the 2018 Revolver outstanding, with a weighted average interest rate of 2.8%. There were no letters of credit issued as of September 30, 2020, and $57,145 was available to be issued for letters of credit. In addition, we entered into a loan agreement with KeyBank National Association (“KeyBank”) under the Paycheck Protection Program of the CARES Act administered by the U.S. Small Business Administration (the “SBA”), and subsequently received a loan in the amount of $9,444 (the “PPP Loan”).

These items are further discussed in Note 8, “Long-Term Debt,” to our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q, and are hereby incorporated by reference.
Company Actions Due to COVID-19 Pandemic
As a result of the COVID-19 pandemic, we have experienced a reduction in demand as over 84% of our sales occur through brick and mortar retail or franchise locations. In order to meet short and long-term capital needs and to comply with debt covenant requirements under the 2018 Revolver throughout 2020 and beyond, we instituted a number of global cash savings and cost-cutting initiatives including the following:
•Implemented furloughs or lay-offs of approximately 20% of U.S. employees and reduced our Europe and Asia Pacific staff, excluding China, by approximately 20%. Employees on furlough have retained their health insurance coverage throughout the furlough;
•Temporarily reduced salaries during the second quarter of 2020, including a 15% reduction for our Chief Executive Officer, 10% reductions for the rest of the executive team and 5% reductions for senior management;
•Temporarily reduced the cash portion of the Board of Directors’ compensation by 15% in 2020 and replaced such compensation with stock-based compensation;
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
•Discontinued the BRAVEN audio brand;
•Discontinued the fitted battery case product category; and
•Simplified our iFrogz audio, ZAGG keyboard and mophie power station businesses, including reducing SKU counts and discontinuing certain product lines.
The Company continues to evaluate this evolving business environment due to the COVID-19 pandemic and may institute additional cash savings and cost-cutting initiatives in future periods.
In addition to the cash savings and cost-cutting initiatives, we closed on an amendment to the 2018 Revolver to increase our line of credit capacity by $19,800 through March 31, 2021. In addition, we obtained the PPP Loan to help cover our employee payroll costs, rent, and utilities during the initial severe impact period of the COVID-19 pandemic. Under the Paycheck Protection Program, the PPP Loan is fully forgivable if the Company meets certain requirements and receives formal approval, as defined by the CARES Act, subject to an audit by the SBA. The Company intends to seek partial or full forgiveness of the PPP Loan; however, there can be no assurance that the Company will obtain forgiveness of all or part of the PPP Loan amount. The interest rate for the PPP Loan is 1% per annum, and all required payments are deferred until August 2021 (interest will accrue over this deferral period). Unless the PPP Loan is fully or partially forgiven, the Company must pay $398 of the principal and interest every month once the deferral period is over and pay a balloon payment of $6,441 on the maturity date in April 2022, which is two years from the Disbursement Date.
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
To date we have not utilized any material derivative financial instruments or derivative commodity instruments. We believe that the market risks associated with our financial instruments are immaterial, though there can be no guarantee that these market risks will be immaterial to us.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management has established and maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow for timely decisions regarding required disclosures.
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures in accordance with the Exchange Act requirements. Based upon that evaluation, our principal executive officer and principal financial and accounting officer concluded that as of the end of the period of this report, our disclosure controls and procedures were effective and were designed to provide reasonable assurance that information required to be included in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized, and reported as specified in the SEC’s rules and forms.
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
In December 2019, a mutated strain of coronavirus was reported to have surfaced in Wuhan, China. The outbreak, which had previously been concentrated in China, has largely spread through the U.S. and the world. The pandemic has resulted in federal, state, and local restrictions, requiring or recommending social distancing, travel bans, quarantines, and other restrictions. Additionally, concerns regarding the spread and ultimate human and economic impacts have caused significant downturns in the global stock markets, including the U.S. stock markets. For these and other reasons, future demand for our products may decline for an uncertain duration of time. Our sales are mainly concentrated through the retail sale channel, which has been impacted due to the previous shutdown of many brick and mortar retail stores around the current outbreak. In addition, smartphone, tablet computers, and other similar product sales are decreasing due to the current outbreak, which also has an impact on our forecasted sales. Due to these impacts on current and future demand, our revenue and profitability is likely to be adversely impacted during the duration of the outbreak, which is currently unknown and difficult to forecast. These factors will likely negatively impact our financial results and could have an impact on our ability to continue as a going concern. In addition, the coronavirus pandemic may have an impact on our supply chain, as production is affected by current and potential future conditions, potentially forcing us to curtail, delay, or cancel product manufacturing. In response to such conditions, we have taken the following proactive measures to provide enhanced financial flexibility:
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
On April 13, 2020, we entered into a loan agreement with KeyBank National Association (“KeyBank”) as the lender under the Paycheck Protection Program (the “PPP”) of the CARES Act administered by the U.S. Small Business Administration (the “SBA”), and subsequently received a loan in the amount of $9,444 (the “PPP Loan”) to help sustain our employee payroll costs, rent, and utilities due to the impact of the COVID-19 pandemic. We made good faith certifications of our necessity for the PPP Loan, and believe that we are in full compliance with the terms and conditions outlined in the CARES Act. However, as a consequence of post-PPP Loan rule-making by the SBA, shifting regulatory guidance and/or other factors that may be considered by the SBA during its audit process, we may be required to return the PPP Loan before its expected maturity date. In addition, we hope to obtain forgiveness of all or a portion of the PPP Loan, as allowed under the CARES Act. As there is still substantial uncertainty about PPP forgiveness qualifications, we make no representations that we will qualify for forgiveness of all or part of the PPP Loan. Due to the incomplete and changing regulations around the PPP, new pronouncements may also change our current compliance status under the law, and any potential allowable forgiveness of the outstanding PPP Loan amount. If we are required to repay the PPP Loan, we may need to incur other indebtedness and we cannot provide assurance that we can obtain additional indebtedness with the terms and availability needed for our ongoing operations.
U.S. tariffs and international trade disputes with China and/or others could increase the cost of our products or make our products more expensive for customers.
Between July 2018, and December 2019, the U.S. government imposed tariffs on a variety of imports from China with rates ranging from 10 to 25 percentage points and the Chinese government retaliated with tariffs ranging from 5 to 10 percentage points on U.S. imports. The U.S. and China have been engaging in ongoing trade talks in the last two years. However, significant trade war tariffs still remain in effect that adversely impact our business, with no clear future outlook if and/or when changes to tariffs may occur. In addition, tariffs may decrease and/or increase depending on ongoing trade negotiations. With the noted uncertainty of future trade talks, these trade disputes may impact certain product lines that were previously not impacted by recent tariffs and our business could be adversely affected by increased costs in importing our products. These factors could make our products less competitive and reduce consumer demand. We are uncertain of the potential future magnitude that these and other potential trade disputes and policies that may have, and these factors could materially adversely affect our business, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
a. Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed or Furnished Herewith
		Form	File Number	Exhibit	Filing Date

10.1	Cooperation Agreement, dated as of April 15, 2020, by and among the Company, Roumell Asset Management, LLC and other parties set forth therein.	8-K	001-34528	10.1	04/16/2020
10.2	Cooperation Agreement, dated as of April 15, 2020, by and among the Company, AREX Capital Management, LP and other parties set forth therein.	8-K	001-34528	10.2	04/16/2020
10.3	Fourth Amendment Agreement, dated as of April 15, 2020, by and among ZAGG Inc, as borrower, KeyBank National Association, Zions Bancorporation, N.A. dba Zions First National Bank, and MUFG Union Bank, N.A., as lenders, and KeyBank National Association, as administrative agent.	8-K	001-34528	10.3	04/16/2020
10.4	PPP Loan, dated as of April 13, 2020	8-K	001-34528	10.4	04/16/2020
10.5	ZAGG Inc Executive Severance Plan, dated as of April 15, 2020	8-K	001-34528	10.5	04/16/2020
10.6	First Amendment to the ZAGG Inc Amended and Restated 2013 Equity Incentive Plan, dated as of April 15, 2020	10-Q	001-34528	10.6	8/4/2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Amended					X
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

ZAGG INC
(Registrant)

Dated: November 9, 2020	By:	/s/ CHRIS M. AHERN
Chris M. Ahern
Chief Executive Officer & Director
(Principal executive officer)

Dated: November 9, 2020	By:	/s/ TAYLOR D. SMITH
Taylor D. Smith
Chief Financial Officer
(Principal financial and accounting officer)